Form 10QSB
period 1996-10-31
STREICHER MOBILE FUELING INC
filed 1997-01-27
CIK 1024452

                                   FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended          October 31, 1996
                               -----------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number 000-21825

            Streicher Mobile Fueling, Inc.
--------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


            Florida                                                  65-0707824
--------------------------------------------------------------------------------
         (State or other jurisdiction of                  (IRS Employer
         incorporation or jurisdiction                    Identification Number)


         2720 NW 55th Court.  Fort Lauderdale, FL,                         33309
--------------------------------------------------------------------------------
        (Address of principal executive offices)                      (Zip Code)


         (954) 739-3880
--------------------------------------------------------------------------------
         (Issuer's telephone number, including area code)


         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required requirements for the past 90
days. Yes X . No   .
         ---    ---

As of October 31, 1996, 1,500,000 shares of the issuer's common stock were outstanding.

         This report contains 12 pages. There are no exhibits.

                       X Traditional Small Business Disclosure Format
                      ---

                         STREICHER MOBILE FUELING, INC.

                                   FORM 10-QSB

                                      INDEX


10-QSB Part and Item No.

     Part I-Financial Information

            Item 1.           Financial Statements (Unaudited)

                              Condensed Balance Sheets as of
                              October 31, 1996 and January 31, 1996...................3

                              Condensed Statements of Operations for
                              the three month and nine month periods
                              ended October 31, 1996 and 1995.........................4

                              Condensed Statements of Cash Flows for the nine
                              month periods ended October 31, 1996 and 1995...........5

                              Notes to condensed financial statements.................6

            Item 2.           Management's Discussion and Analysis of Financial
                              Condition and Results of Operations.....................8

     Part II-Other Information

            Item 1.           Legal Proceedings......................................10
            Item 2.           Changes in Securities..................................10
            Item 3.           Defaults Upon Senior Securities........................10
            Item 4.           Submission of Matters to a Vote of Security Holders....10
            Item 5.           Other Information......................................10
            Item 6.           Exhibits and Reports on Form 8-K.......................10

            Signatures...............................................................11

                         STREICHER MOBILE FUELING, INC.

                            CONDENSED BALANCE SHEETS
                OCTOBER 31, 1996 (UNAUDITED) AND JANUARY 31, 1996


                                                                     October 31,  January 31
                                                                        1996          1996
                                                                        ----          ----
                                                                    (Unaudited)

                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................     $   55,896    $   189,508
  Investments (restricted $65,000 and $63,000, respectively)....         95,023        203,743
  Accounts receivable, net of allowance for doubtful
     accounts of $40,000 and $28,000 respectively ..............      4,207,959      2,592,559
  Inventories...................................................         69,620         65,193
  Prepaid expenses and other....................................        118,150        100,790
                                                                    -----------    -----------
          Total current assets..................................      4,546,648      3,151,793
PROPERTY AND EQUIPMENT, net of accumulated depreciation.........
     of $876,574 and $598,060 respectively......................      3,306,717      3,136,665
DUE FROM RELATED PARTIES........................................         94,309         32,298
OTHER ASSETS....................................................        413,441         37,180
                                                                    -----------    -----------
          Total assets..........................................     $8,361,115    $ 6,357,936
                                                                    ===========    ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.............................     $  818,201    $   471,404
  Current portion of capital lease obligations..................        106,560        131,766
  Accounts payable..............................................      2,241,914      1,322,126
  Accrued expenses..............................................        321,200        318,931
  Customer deposits.............................................        159,874        163,844
  Due to related parties........................................         25,054         18,303
  Line of credit borrowings.....................................      2,700,000             --
                                                                    -----------    -----------
          Total current liabilities.............................      6,372,803      2,426,374
                                                                    -----------    -----------
LONG-TERM LIABILITIES:
  Line of credit borrowings.....................................             --     1,802,795
  Long-term debt, excluding current portion.....................      1,162,675     1,116,701
  Capital lease obligations, excluding current portion..........        144,112       253,241
  Deferred income taxes.........................................        373,759       373,759
                                                                    -----------    ----------
          Total long-term liabilities...........................      1,680,546     3,546,496
                                                                    -----------    ----------
          Total liabilities.....................................      8,053,349     5,972,870
                                                                    -----------    ----------
COMMITMENTS AND CONTINGENCIES: (Notes 5 and 6)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued and outstanding................................             --            --
  Common stock, $.01 par value, 20,000,000 shares authorized,
     1,500,000 shares issued and outstanding....................         15,000        15,000
  Additional paid-in capital....................................        238,588       238,588
  Unrealized gain on investment.................................          7,072         7,072
  Retained earnings ............................................         47,106       124,406
                                                                    -----------    ----------
          Total shareholders' equity............................        307,766       385,066
                                                                    -----------    ----------
          Total liabilities and shareholders' equity............    $ 8,361,115    $6,357,936
                                                                    ===========    ==========


The accompanying notes to financial statements are an integral part of these balance sheets.

                         STREICHER MOBILE FUELING, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                  THE THREE MONTH AND NINE MONTH PERIODS ENDED
                      OCTOBER 31, 1996 AND 1995 (UNAUDITED)


                                                  Three Month Periods               Nine Month Periods
                                                   Ended October 31,                 Ended October 31,
                                                 ---------------------             --------------------
                                                 1996             1995             1996            1995
                                                 ----             ----             ----            ----
                                                      (Unaudited)                       (Unaudited)
REVENUE, including fuel taxes of
  $2,724,000, $2,257,000, $6,290,000
  and $6,059,000, respectively...........     $ 7,191,906      $ 5,760,007      $21,079,761     $16,536,477
COST OF SALES............................       6,301,526        5,101,978       19,062,455      15,049,212
                                              -----------      -----------      -----------     -----------
     Gross profit........................         890,380          658,029        2,017,306       1,487,265
OPERATING EXPENSES.......................         548,689          433,286        1,793,082       1,288,777
                                              -----------      -----------      -----------     -----------
     Income  from operations.............         341,691          224,743          224,224         198,488
INTEREST EXPENSE.........................         (93,584)         (90,808)        (353,836)       (244,870)
OTHER INCOME (EXPENSE)...................           2,357           (5,116)           8,744          14,090
                                              -----------      ------------     -----------     -----------
     Income (loss) before (provision)
       benefit for income taxes..........         250,464          128,819         (120,868)        (32,292)
(PROVISION) BENEFIT FOR INCOME
  TAXES..................................         (90,283)         (45,350)          43,568          11,370
                                              ------------     -----------      -----------     -----------
     Net income (loss)...................     $   160,181      $    83,469      $   (77,300)    $   (20,922)
                                              ===========      ===========      ============    ===========
NET INCOME (LOSS) PER SHARE..............     $       .11      $       .06      $      (.05)    $      (.01)
                                              ===========      ===========      ===========     ===========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING.......................       1,500,000        1,500,000        1,500,000       1,500,000
                                              ===========      ===========      ===========     ===========


The accompanying notes to financial statements are an integral part of these statements.

                         STREICHER MOBILE FUELING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                          THE NINE MONTH PERIODS ENDED
                      OCTOBER 31, 1996 AND 1995 (UNAUDITED)


                                                                         Nine Month Periods
                                                                          Ended October 31,
                                                                     --------------------------
                                                                         1996           1995
                                                                         ----           ----
                                                                      (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................         $  (77,300)    $  (20,922)
  Adjustments to reconcile net loss to
    net cash used in operating activities--
    Depreciation and amortization............................            293,621        215,749
  Changes in operating assets and liabilities:
      Accounts receivable....................................         (1,615,400)    (1,142,712)
      Inventories............................................             (4,427)        (7,483)
      Prepaid expenses and other.............................            (17,360)       (35,867)
      Due from related parties...............................            (55,260)        80,022
      Other assets...........................................           (376,261)       (75,734)
      Accounts payable.......................................            919,788        535,277
      Accrued expenses.......................................              2,269         52,435
      Customer deposits......................................             (3,970)        (1,380)
                                                                      ----------     ----------
         Net cash used in operating activities...............           (934,300)      (400,615)
                                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Investment purchases (sales proceeds)......................            108,720        (64,408)
  Purchases of property and equipment........................           (524,358)      (864,278)
  Other......................................................              5,928             --
  Insurance proceeds on equipment............................             54,757             --
                                                                      ----------     ----------
         Net cash used in investing activities...............           (354,953)      (928,686)
                                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit........................            897,205        656,839
  Borrowings under long-term debt............................          1,448,720        853,903
  Principal payments on long-term debt.......................         (1,055,949)      (206,552)
  Principal payments on capital lease
    obligations..............................................           (134,335)      (128,219)
                                                                      ----------     ----------
         Net cash provided by financing
           activities........................................          1,155,641      1,175,971
                                                                      ----------     ----------
DECREASE IN CASH AND CASH EQUIVALENTS........................           (133,612)      (153,330)
CASH AND CASH EQUIVALENTS, beginning of period...............            189,508        258,142
                                                                      ----------     ----------
CASH AND CASH EQUIVALENTS, end of period.....................         $   55,896     $  104,812
                                                                      ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for --
    Interest.................................................         $  363,710     $  227,760
                                                                      ==========     ==========
    Income taxes.............................................         $       --     $   35,000
                                                                      ==========     ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Capital lease obligations..................................         $       --     $   96,323
                                                                      ==========     ==========
  Unrealized gain on equity investment.......................         $       --     $    4,024
                                                                      ==========     ==========


The accompanying notes to financial statements are an integral part of these statements.

                         STREICHER MOBILE FUELING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            OCTOBER 31, 1995 AND 1996
                                   (unaudited)


     (1) NATURE OF OPERATIONS:

     Streicher Mobile Fueling, Inc. (the"Company") was incorporated in October 1996. Streicher Enterprises, Inc. ("Enterprises") will complete a corporate reorganization immediately prior to the closing an initial public offering of common stock and share purchase warrants of the Company which will result in the transfer of the assets, liabilities and operations of Enterprises' Mobile Fueling Division to the Company. Enterprises' Mobile Fueling Division began operations in 1983. The Mobile Fueling Division delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers which operate large fleets of vehicles (such as national courier services, major trucking lines, hauling and delivery services, utilities and governmental agencies) and has operations in Florida, Georgia, Tennessee, Southern California and Texas. The aforementioned reorganization was completed prior to and the initial public offering of securities of the Company became effective on December 11, 1996.

     (2)  BASIS OF PRESENTATION:

     The accompanying financial statements include the assets, liabilities and operations of the Mobile Fueling Division of Enterprises on a retroactive basis as if such transfer had occurred at inception of the Mobile Fueling Division. Retained earnings represents the cumulative results of the Mobile Fueling Division.

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required for annual financial statements. The financial statements included herein should be read in conjunction with the audited financial statements contained in the Company's Prospectus. Certain amounts have been reclassified to conform with current quarter presentation.

    (3)  INCOME TAXES:

     The Company provides federal and state income taxes at its estimated annual effective income tax rate giving effect to applicable federal and state statutory rates. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and the amounts recorded for financial reporting purposes. Income taxes are provided as if the Company had been a separate taxable entity since inception of the Mobile Fueling Division.

    (4)  LINE OF CREDIT:

     As of October 31, 1996, Enterprises was fully drawn under a $2,700,000 line of credit agreement with a bank. As the line of credit is collateralized by assets of the Company and repayment will result from the assets and operations of the Company, such line of credit has been fully allocated to the Company and reflected in the accompanying balance sheets. Interest is payable monthly at 1.5% over the prime rate ( 9.75% as of October 31, 1996). Subsequent to January 31, 1996, the maturity of the line of credit was extended from May 1, 1997 to August 1, 1997 and, accordingly, the line of credit borrowings as of October 31, 1996, and January 31, 1996, have been reflected as a current obligation and long term obligation, respectively, in the accompanying condensed balance sheets.

     Borrowings under the line of credit are secured by substantially all of the assets of Enterprises and are personally guaranteed by the sole shareholder of Enterprises. Under the terms of the credit agreement, Enterprises is required to comply with certain financial covenants and restrictions, including maintaining a minimum tangible net worth of $375,000 on a consolidated basis. As of January 31, 1996, Enterprises' consolidated tangible net worth exceeded the minimum required, and Enterprises was in compliance with these financial covenants and restrictions. Subsequent to January 31, 1996, Enterprises was not in compliance with the tangible net worth covenant of its line of credit agreement and obtained a waiver from the bank of such covenant through August 1, 1997. Upon completion of its initial public offering in December 1996, the Company far exceeded the minimum required financial covenants.

    (5)  RELATED PARTY TRANSACTIONS:

     The Company engages in certain transactions with Enterprises, certain of Enterprises' other subsidiaries and Enterprises' shareholder. Amounts due to the Company from Enterprises and certain of Enterprises' subsidiaries totaled $32,298 as of January 31, 1996 and $94,309 as of October 31, 1996. Amounts due to another subsidiary of Enterprises totaled $18,303 as of January 31, 1996 and $25,054 as of October 31, 1996. Rent expense paid to the shareholder of Enterprise totaled $47,500 for the nine months ended October 31, 1995 and $47,700 for the nine months ended October 31, 1996.

     The Company has operating leases with Enterprises that expire in July 2014 and August 2015. Total rent expense for these properties will be approximately $64,000 for each of the next five years and approximately $821,000 thereafter.

    (6)  COMMITMENTS AND CONTINGENCIES:

     In addition to the operating leases for property owned by the shareholder of Enterprises, the Company has other operating leases that expire in January and June 1997. Rent expense under these operating leases was $95,000 and $79,000 for nine months ended October 31, 1996 and 1995, respectively. Remaining payments relating to these properties at that time were approximately $6,800.

     The Company's operations are affected by numerous federal, state and local laws, including those relating to protection of the environment and worker safety. The transportation of gasoline and diesel fuel is subject to regulation by various federal, state and local agencies, including the U.S. Department of Transportation. These regulatory authorities have broad powers, and the Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, its services. The Company is also subject to the rules and regulations of the Hazardous Materials Transportation Act. In addition, the Company depends on the supply of gasoline and diesel fuel from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The Company cannot determine the extent to which its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

     The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liability for remediation of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.

     Although the Company believes that it is in substantial compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the Company's financial condition as of October 31, 1996 and the Company's results of operations for the three and nine month periods ended October 31, 1996 and 1995 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. This Form 10-QSB contains certain statements of a forward-looking nature relating to future events or the future financial performance of the company. Such statements should specifically be considered in light of the various factors identified in this Form 10-QSB, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

OVERVIEW

     The Company derives all of its revenue from providing mobile fueling services. Revenue is comprised principally of sales of gasoline and diesel fuel and related service charges. Cost of sales is comprised principally of the cost of fuel and transportation costs (primarily payroll). Included in both revenue and cost of sales is federal and state excise taxes on fuel, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authority.

RESULTS OF OPERATIONS

     Three Months Ended October 31, 1996 Compared to Three Months Ended October 31, 1995

     Revenue increased $1,432,000, or 24.9%, in the third quarter of fiscal 1997 compared to the same period in fiscal 1996. Excluding fuel taxes, revenue increased $965,000, or 27.5%. This increase in revenue resulted from a higher volume of fuel sales due to increased services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. Third quarter revenue did not increase as compared with the first two quarters of fiscal 1997 due to the elimination of unprofitable customers and services during the quarter.

     Gross profit increased $232,000, or 35.3%, in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. As a percentage of revenue, gross profit increased from 11.4% in the third quarter of fiscal 1996 to 12.4% in the corresponding period of fiscal 1997. The Company increased the pricing of its fuel sales and service charges in the second half of fiscal 1996.

     Operating expenses increased $115,000, or 26.6%, in the third quarter of fiscal 1997 compared to the same period in fiscal 1996. As a percentage of revenue, operating expenses increased slightly from 7.5% in the third quarter 1996 to 7.6% in the corresponding period of fiscal 1997.

     Interest expense increased $3,000, or 3.1%, in the third quarter of fiscal 1997 compared with the corresponding period in fiscal 1996 as a result of an increase in borrowings to fund the Company's acquisition of new trucks, primarily for existing locations.

     The Company recorded an income tax provision of $45,000 in the third quarter of fiscal 1996 and $90,000 in the third quarter of fiscal 1997.

     The Company had a net income $83,000, or $.06 per share, for the third quarter of fiscal 1996 and $160,000, or $.11 per share, for the third quarter of fiscal 1997.

     Nine Months Ended October 31, 1996 compared to Nine months Ended October 31, 1995

     Revenue increased $4,543,000 or 27.5%, for the nine months ended October 31, 1996 compared to the nine months ended October 31, 1995. Excluding fuel taxes, revenue increased $4,312,000 or 41.2%. The increase in revenue resulted from a higher volume of fuel sales due to increased services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas.

     Gross profit increased $530,000, or 35.6%, in the nine months ended October 31, 1996 compared to the same period in fiscal 1996, primarily as a result of the increase in revenue. As a percentage of revenue, gross profit increased from 9.0% in the first nine months of fiscal 1996 to 9.6% in the first nine months of fiscal 1997, primarily as a result of increased route efficiency due to expanded operations and increased pricing of the Company's fuel and service charges.

     Operating expenses increased $504,000, or 39.1%, in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. As a percentage of revenue, operating expenses increased from 7.8% in the first nine months of fiscal 1996 to 8.5% in the first nine months of fiscal 1997. The increase in operating expenses resulted from the continued expansion of existing locations, additional expenses incurred at recently opened locations and an overall increase in insurance expense in the first and second quarters of fiscal 1997.

     Interest expense increased $109,000, or 44.5%, in the nine months ended October 31, 1996 compared to the corresponding period in fiscal 1996 as a result of increased borrowings to fund the Company's expansion into new markets and to acquire new custom fuel trucks for existing and new locations.

     The Company recorded an income tax benefit of $44,000 and 11,000 for the nine months ended October 31, 1996 and October 31, 1995, respectively.

     The Company had a net loss of $21,000, or $.01 per share, in the first nine months of fiscal 1996 and a net loss of $77,000, or $.05 per share, in the first nine months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $725,000 as of January 31, 1996 and ($1,826,000) as of October 31, 1996. The negative working capital resulted primarily from recording the company's $2.7 million line of credit as a current liability as of October 31, 1996. The Company's primary long-term and working capital requirements have been to fund capital expenditures for custom fuel trucks and related equipment and working capital for its inventory requirements and the financing of customer accounts receivable. The Company's expansion over the past several years and its negative cash flows from operating activities have been financed by additional bank borrows and lease financing. In the past, the Company has financed approximately between 85% and 95% of the purchase price of fuel trucks. Presently, the Company is unable to estimate the amount of cash required for the purchase of fuel trucks because such amount will be dependent upon the terms and conditions of financing, if any, available to the Company at the time of purchase. The Company's cash and unrestricted investments totaled $86,000 as of October 31, 1996.

     The Company has a credit facility with BankAtlantic providing for a $2.7 million revolving line of credit which the Company utilizes to purchase custom fuel trucks and for working capital. Borrowings are subject to a borrowing base determined by eligible accounts receivable and bear interest at 1.5% per annum over the prime rate. The facility is secured by substantially all of the Company's assets (including accounts receivable). The credit facility contains covenants that, among other things, include the maintenance of a minimum tangible net worth of $375,000, restrict mergers, dispositions of assets and certain business acquisitions. As a result of the Company's losses, the Company was not in compliance with the minimum tangible net worth covenant included in the bank's line of credit agreement. The Company has obtained a written waiver of such covenant from the bank through August 1, 1997. After giving effect to the initial public offering (see Subsequent Events) and the receipt of proceeds therefrom, the Company will be in compliance with the terms of its credit facility.

     Cash flows used in operating activities totaled $401,000 for the nine months ended October 31, 1995 and $934,000 for the nine months ended October 31, 1996. Cash flows from operating activities have been adversely affected by the Company's net losses as well as the funding of continually increasing number of accounts receivable resulting from the Company's expansion. The Company has experienced an increase of approximately 13 days in the average period of time for accounts receivable collection from 39 days at fiscal year end January

31, 1996 to 52 days at October 31, 1996. The increase in number of days outstanding is unfavorably influenced by the increase in fuel costs and fuel taxes. However, the Company recently has taken steps to improve its cash flows from operating activities, including improving accounts receivable collection methods; increasing the prices of certain of the Company's services; introducing a new daytime delivery service at an hourly rate; eliminating certain unprofitable services; and revising certain routes to increase truck utilization.

     Cash flows used in investing activities totaled $929,000 for the nine months ended October 31, 1995, and $355,000 for the nine months ended October 31, 1996. Cash flows used in investing activities in all periods principally represents expenditures for the purchase of custom fuel trucks and related equipment. In the past, the Company has financed approximately between 85% and 95% of the purchase price of fuel trucks.

     Cash flows from financing activities totaled $1,176,000 for the nine months ended October 31, 1995 and $1,156,000 for the nine months ended October, 1996. Cash flows from investing activities in each period principally represent the increase in net borrowings under the Company's line of credit and the repayment of obligations for equipment under capital leases.

SUBSEQUENT EVENTS

     On December 11, 1996 the Company successfully completed an initial public offering of securities of the Company, including 1,000,000 shares of common stock and 1,000,000 redeemable common stock purchase warrants (1,075,000 shares of common stock and 1,150,000 warrants including the over-allotment), as described in the Prospectus (the Offering), providing net proceeds to the Company of approximately $5,900,000.

     As a result of the completion of the Offering, the Company's annual operating expenses will increase by approximately $125,000 as a result of compensation payable to Mr. Streicher pursuant to his employment agreement. See the Company's Prospectus for further discussion. Pursuant to the employment to be entered into between the Company and Mr. Streicher, the Company will grant Mr. Streicher stock options to acquire up to an aggregate of 1,000,000 shares of Common Stock at the initial public offering price of $6.00 with the timing of exercise thereof contingent upon the Company's achievement of certain performance thresholds.



                            PART II-OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None.

ITEM 2.           CHANGES IN SECURITIES

                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit 27.1  Financial Data Schedule - Nine Months
                                (for SEC use only).

                  Exhibit 27.2  Financial Data Schedule - Three Months
                                (for SEC use only).


                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                 STREICHER MOBILE FUELING, INC.





                                 By: /s/ Stanley H. Streicher
                                    ----------------------------
                                      Stanley H. Streicher
                                      Chief Executive Officer
                                      (Duly Authorized Director & Officer of the
                                      Registrant)




Dated: January 27, 1997