Form 10QSB/A
period 1996-10-31
STREICHER MOBILE FUELING INC
filed 1997-02-13
CIK 1024452

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended         October 31, 1996
                               ---------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number 000-21825

                         STREICHER MOBILE FUELING, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Florida                            65-0707824
--------------------------------------------------------------------------------
(State of Incorporation)            (IRS Employer Identification Number)


    2720 NW 55th Court,  Fort Lauderdale, FL,                   33309
--------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

   (954) 739-3880
--------------------------------------------------------------------------------
 (Issuer's telephone number, including area code)

         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required requirements for the past 90 days. Yes X No
         ---    ---

As of October 31, 1996, 1,500,000 shares of the issuer's common stock were outstanding.

         This report contains 12 pages.  There are no exhibits.

               X Traditional Small Business Disclosure Format
              ---

                         STREICHER MOBILE FUELING, INC.

                                  FORM 10-QSB/A

                                      INDEX


10-QSB Part and Item No.

   Part I-Financial Information

       Item 1.    Financial Statements (Unaudited)

                  Condensed Balance Sheets as of
                  October 31, 1996 and January 31, 1996..................3

                  Condensed Statements of Operations for
                  the three month and nine month periods
                  ended October 31, 1996 and 1995........................4

                  Condensed Statements of Cash Flows for the nine
                  month periods ended October 31, 1996 and 1995..........5

                  Notes to condensed financial statements................6

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................8

   Part II-Other Information

       Item 1.    Legal Proceedings.....................................10
       Item 2.    Changes in Securities.................................10
       Item 3.    Defaults Upon Senior Securities.......................10
       Item 4.    Submission of Matters to a Vote of Security Holders...10
       Item 5.    Other Information.....................................10
       Item 6.    Exhibits and Reports on Form 8-K......................10

       Signatures.......................................................11

                         STREICHER MOBILE FUELING, INC.

                            CONDENSED BALANCE SHEETS
                OCTOBER 31, 1996 (UNAUDITED) AND JANUARY 31, 1996


                                                                                               OCTOBER 31,  JANUARY 31,
                                                                                                  1996         1996
                                                                                               -----------  -----------
                                                                                               (UNAUDITED)
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ................................................................   $   55,896   $  189,508
  Investments (restricted $65,000 and $63,000, respectively) ...............................       95,023      203,743
  Accounts receivable, net of allowance for doubtful
     Accounts of $40,000 and $28,000 respectively ..........................................    4,207,959    2,592,559
  Inventories ..............................................................................       69,620       65,193
  Prepaid expenses and other ...............................................................      118,150      100,790
                                                                                               ----------   ----------
          Total current assets .............................................................    4,546,648    3,151,793
PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $876,574 and $598,060 respectively .................................................    3,306,717    3,136,665
DUE FROM RELATED PARTIES ...................................................................       94,309       32,298
OTHER ASSETS ...............................................................................      413,441       37,180
                                                                                               ----------   ----------
          Total assets .....................................................................   $8,361,115   $6,357,936
                                                                                               ==========   ==========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ........................................................   $  818,201   $  471,404
  Current portion of capital lease obligations .............................................      106,560      131,766
  Accounts payable .........................................................................    2,241,914    1,322,126
  Accrued expenses .........................................................................      321,200      318,931
  Customer deposits ........................................................................      159,874      163,844
  Due to related parties ...................................................................       25,054       18,303
  Line of credit borrowings ................................................................    2,700,000         --
                                                                                               ----------   ----------
          Total current liabilities ........................................................    6,372,803    2,426,374
                                                                                               ----------   ----------
LONG-TERM LIABILITIES:
  Line of credit borrowings ................................................................         --      1,802,795
  Long-term debt, excluding current portion ................................................    1,162,675    1,116,701
  Capital lease obligations, excluding current portion .....................................      144,112      253,241
  Deferred income taxes ....................................................................      373,759      373,759
                                                                                               ----------   ----------
          Total long-term liabilities ......................................................    1,680,546    3,546,496
                                                                                               ----------   ----------
          Total liabilities ................................................................    8,053,349    5,972,870
                                                                                               ----------   ----------
COMMITMENTS AND CONTINGENCIES: (NOTES 5 AND 6)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued and outstanding ...........................................................         --           --
  Common stock, $.01 par value, 20,000,000 shares authorized,
     1,500,000 shares issued and outstanding ...............................................       15,000       15,000
  Additional paid-in capital ...............................................................      238,588      238,588
  Unrealized gain on investment ............................................................        7,072        7,072
  Retained earnings ........................................................................       47,106      124,406
                                                                                               ----------   ----------
          Total shareholders' equity .......................................................      307,766      385,066
                                                                                               ----------   ----------
          Total liabilities and shareholders' equity .......................................   $8,361,115   $6,357,936
                                                                                               ==========   ==========





             The accompanying notes to financial statements are an
                    integral part of these balance sheets.

                         STREICHER MOBILE FUELING, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                  THE THREE MONTH AND NINE MONTH PERIODS ENDED
                      OCTOBER 31, 1996 AND 1995 (UNAUDITED)


                                                  THREE MONTH PERIODS               NINE MONTH PERIODS
                                                   Ended October 31,                ENDED OCTOBER  31,
                                                   -----------------                -------------  ---
                                                 1996             1995             1996            1995
                                                 ----             ----             ----            ----
                                                      (UNAUDITED)                       (UNAUDITED)
REVENUE, including fuel taxes of
  $2,724,000, $2,257,000, $6,290,000
  and $6,059,000, respectively...........      $9,009,960      $5 ,760,007      $22,897,815     $16,536,477
COST OF SALES............................       8,119,580        5,101,978       20,880,509      15,049,212
                                              -----------      -----------      -----------     -----------
     Gross profit........................         890,380          658,029        2,017,306       1,487,265
OPERATING EXPENSES.......................         548,689          433,286        1,793,082       1,288,777
                                              -----------      -----------      -----------     -----------
     Income from operations..............         341,691          224,743          224,224         198,488
INTEREST EXPENSE.........................         (93,584)         (90,808)        (353,836)       (244,870)
OTHER INCOME (EXPENSE)...................           2,357           (5,116)           8,744          14,090
                                              -----------      ------------     -----------     -----------
     Income (loss) before (provision)
       benefit for income taxes..........         250,464          128,819         (120,868)        (32,292)
(PROVISION) BENEFIT FOR INCOME
  TAXES..................................         (90,283)         (45,350)          43,568          11,370
                                              ------------     -----------      -----------     -----------
     Net income (loss)...................     $   160,181      $    83,469      $   (77,300)    $   (20,922)
                                              ===========      ===========      ===========     ===========
NET INCOME (LOSS) PER SHARE..............     $       .11      $       .06      $      (.05)    $      (.01)
                                              ===========      ===========      ===========     ===========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING.......................       1,500,000        1,500,000        1,500,000       1,500,000
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

                         STREICHER MOBILE FUELING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                          THE NINE MONTH PERIODS ENDED
                      OCTOBER 31, 1996 AND 1995 (UNAUDITED)


                                                                        NINE MONTH PERIODS
                                                                         ENDED OCTOBER 31,
                                                                         -----------------
                                                                        1996           1995
                                                                        ----           ----
                                                                     (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................         $  (77,300)    $  (20,922)
  Adjustments to reconcile net loss to
    net cash used in operating activities--
    Depreciation and amortization............................            293,621        215,749
  Changes in operating assets and liabilities:
      Accounts receivable....................................         (1,615,400)    (1,142,712)
      Inventories............................................             (4,427)        (7,483)
      Prepaid expenses and other.............................            (17,360)       (35,867)
      Due from related parties...............................            (55,260)        80,022
      Other assets...........................................           (376,261)       (75,734)
      Accounts payable.......................................            919,788        535,277
      Accrued expenses.......................................              2,269         52,435
      Customer deposits......................................             (3,970)        (1,380)
                                                                      ----------      ---------
         Net cash used in operating activities...............           (934,300)      (400,615)
                                                                      ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Investment purchases (sales proceeds)......................            108,720        (64,408)
  Purchases of property and equipment........................           (524,358)      (864,278)
  Other......................................................              5,928             --
  Insurance proceeds on equipment............................             54,757             --
                                                                      ----------      ---------
         Net cash used in investing activities...............           (354,953)      (928,686)
                                                                      ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit........................            897,205        656,839
  Borrowings under long-term debt............................          1,448,720        853,903
  Principal payments on long-term debt.......................         (1,055,949)      (206,552)
  Principal payments on capital lease
    obligations..............................................           (134,335)      (128,219)
                                                                      ----------      ---------
         Net cash provided by financing
           activities........................................          1,155,641      1,175,971
                                                                      ----------      ---------
DECREASE IN CASH AND CASH EQUIVALENTS........................           (133,612)      (153,330)
CASH AND CASH EQUIVALENTS, beginning of period...............            189,508        258,142
                                                                     -----------      ---------
CASH AND CASH EQUIVALENTS, end of period.....................        $    55,896      $ 104,812
                                                                     ===========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
    Interest.................................................        $   363,710      $ 227,760
                                                                     ===========      =========
    Income taxes.............................................        $      ----      $  35,000
                                                                     ===========      =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Capital lease obligations..................................        $        --      $  96,323
                                                                     ===========      =========
  Unrealized gain on equity investment.......................        $        --      $   4,024
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

    (4)  LINE OF CREDIT:

     As of October 31, 1996, Enterprises was fully drawn under a $2,700,000 line of credit agreement with a bank. As the line of credit is collateralized by assets of the Company and repayment will result from the assets and operations of the Company, such line of credit has been fully allocated to the Company and reflected in the accompanying balance sheets. Interest is payable monthly at 1.5% over the prime rate (9.75% as of October 31, 1996). Subsequent to January 31, 1996, the maturity of the line of credit was extended from May 1, 1997 to August 1, 1997 and, accordingly, the line of credit borrowings as of October 31, 1996, and January 31, 1996, have been reflected as a current obligation and long term obligation, respectively, in the accompanying condensed balance sheets.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the Company's financial condition as of October 31, 1996 and the Company's results of operations for the three and nine month periods ended October 31, 1996 and 1995 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10- QSB/A. This Form 10-QSB/A contains certain statements of a forward-looking nature relating to future events of the future financial performance of the company. Such statements should specifically be considered in light of the various factors identified in this Form 10-QSB/A, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

RESULTS OF OPERATIONS

    Three Months Ended October 31, 1996 Compared to Three Months Ended October 31, 1995

    Revenue increased $3,250,000, or 56.4%, in the third quarter of fiscal 1997 compared to the same period in fiscal 1996. Excluding fuel taxes, revenue increased $2,783,000, or 79.5%. This increase in revenue resulted from a higher volume of fuel sales due to increased services to existing customers, acquisition of new customers in existing locations, the introduction of mobile fueling operations into additional metropolitan areas and an overall increase in the wholesale price of gasoline and diesel fuel.

    Gross profit increased $232,000, or 35.3%, in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. As a percentage of revenue, gross profit decreased from 11.4% in the third quarter of fiscal 1996 to 9.9% in the corresponding period of fiscal 1997 primarily due to the labor costs and price structure associated with several high volume gasoline customers.

    Operating expenses increased $115,000, or 26.6%, in the third quarter of fiscal 1997 compared to the same period in fiscal 1996. As a percentage of revenue, operating expenses decreased from 7.5% in the third quarter 1996 to 6.1% in the corresponding period of fiscal 1997. The Company's revenue grew considerably faster than operating expenses in the current quarter in part due to an increase in the wholesale prices of gasoline and diesel fuel compared to the same period in fiscal 1996.

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

    Nine Months Ended October 31, 1996 compared to Nine months Ended October 31, 1995

    Revenue increased $6,361,000 or 38.5%, for the nine months ended October 31, 1996 compared to the nine months ended October 31, 1995. Excluding fuel taxes, revenue increased $6,130,000 or 58.5%. The increase in revenue resulted from a higher volume of fuel sales due to increased services to existing customers, acquisition of new customers in existing locations, the introduction of mobile fueling operations into additional metropolitan areas and an overall increase in the wholesale price of gasoline and diesel fuel.

    Gross profit increased $530,000, or 35.6%, in the nine months ended October 31, 1996 compared to the same period in fiscal 1996, primarily as a result of the increase in revenue. As a percentage of revenue, gross profit decreased slightly from 9.0% in the first nine months of fiscal 1996 to 8.8% in the first nine months of fiscal 1997.

    Operating expenses increased $504,000, or 39.1%, in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. As a percentage of revenue, operating expenses remained constant at 7.8% for both the first nine months of fiscal 1996 and 1997.

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

               None.

ITEM 5.        OTHER INFORMATION

               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               27.1 Financial Data Schedule for Nine Months (for SEC use only).

               27.2 Financial Data Schedule for Three Months (for SEC use only).

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                     STREICHER MOBILE FUELING, INC.





                                     By: /s/ Stanley H. Streicher
                                         ---------------------------------
                                         Chief Executive Officer
                                         (Duly Authorized Director &
                                         Officer of theRegistrant)




Dated: February 11, 1997