Form 10KSB
period 1997-01-31
STREICHER MOBILE FUELING INC
filed 1997-05-01
CIK 1024452

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               JANUARY 31, 1997
                          -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------   ----------------------------

Commission file number     0-21825
                      -----------------------------------------------------

                         STREICHER MOBILE FUELING, INC.
             (Exact name of registrant as specified in its charter)

             FLORIDA                                  65-0707824
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                  Identification No.)

2720 N.W. 55TH COURT, FORT LAUDERDALE, FLORIDA                 33309
   (Address of principal executive offices)                 (Zip Code)

                                 (954) 739-3880
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                                                 Name of each
                           Title of each class                           exchange on which registered
                           -------------------                           ----------------------------
                      COMMON STOCK, $.01 PAR VALUE                          CHICAGO STOCK EXCHANGE
                REDEEMABLE COMMON STOCK PURCHASE WARRANTS                   CHICAGO STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $33,845,000

The aggregate market value of the registrant's Common Stock held by non-affiliates as of April 15, 1997 was $0,000,000 computed by reference to the closing bid price of the Common Stock on such date.

As of April 15, 1997 there were 2,575,000 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [X]     No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents have been incorporated by reference into the parts indicated: The registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report -- Part III.


================================================================================
                               Page 1 of 37 Pages
                            Exhibit Index on Page 17

ITEM 1.  DESCRIPTION OF BUSINESS

         This Form 10-KSB contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 6. Management's Discussion and Analysis and Plan of Operations under the caption "Certain Factors Affecting Future Operating Results" and elsewhere in this Form 10-KSB.

         The Company provides mobile fueling services, primarily to customers which operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services and national courier services). Company-owned custom fuel trucks deliver fuel on a regularly scheduled or as needed basis directly to vehicles at customers' locations, assuring the Company's customers a dependable supply of fuel at competitive rates. The Company utilizes its proprietary electronic fuel management system to measure, record and track fuel dispensed to each vehicle fueled at a customer location. This allows the Company to verify the amount of fuel delivered and provides its customers with customized fleet fuel data for management analysis and tax reporting. Additionally, the Company's fuel management system reduces the risk of employee theft by dispensing fuel only to authorized vehicles. The Company believes that mobile fueling provides several economic and other advantages to its customers, including eliminating the costs and potential environmental liabilities associated with equipping and maintaining fuel storage and dispensing facilities, reducing labor and administrative costs associated with fueling vehicles and providing centralized control over fuel inventories and usage. The Company also believes that federal and state environmental regulations have created opportunities for the Company to convert to mobile fueling customers fleet operators that currently utilize underground storage tanks.

         Founded by Stanley H. Streicher, the Company's President and Chief Executive Officer, the Company's predecessor commenced its mobile fueling operations in 1983. The Company presently has operations in seven locations throughout Florida and in Los Angeles, San Bernadino and San Diego, California, Atlanta and Columbus, Georgia, Chattanooga and Kingsport, Tennessee and Dallas/Fort Worth, Texas. During April 1997, the Company operated a fleet of 50 custom fuel trucks and was servicing approximately 220 customers at more than 550 locations nightly, delivering fuel at a rate of over 2,400,000 gallons per month.

THE MOBILE FUELING INDUSTRY

         Traditionally, business and other entities that operate large fleets of vehicles have met their fueling requirements by either maintaining their own supply of fuel in on-site storage tanks or fueling vehicles with credit card purchases or other credit arrangements at local retail gas stations. On-site storage tanks and fueling facilities can be expensive to construct and maintain and expose the property owner and operator to potential liability associated with fuel leaks or spills. In addition, increasingly stringent federal and state environmental regulation of underground storage tanks will require businesses that maintain their own fuel supplies to spend significant amounts to remove or retrofit underground storage tanks to meet regulatory standards. For example, federal regulations designed to protect the nation's soil and groundwater from contamination by leaking underground petroleum storage tanks currently require that all new storage tanks and, by December 1998, all existing storage tanks comply with certain construction standards and contain leak detection systems. Some states, including Florida, have promulgated their own detailed criteria for new underground storage tanks and the retrofitting of older underground storage tanks, and in some instances such criteria are more stringent than the federal regulations. The Company believes that many fleet operators currently utilizing underground storage tanks will choose to meet their fueling requirements by other means, including mobile fueling, instead of investing in upgrading existing facilities.

         Fueling fleet vehicles at retail gas stations is an inefficient use of employee time, creates a significant amount of unnecessary paperwork and exposes the fleet operator to an increased risk of employee fraud. In addition, while large users often are able to negotiate favorable fuel pricing from retail gas stations, the labor time expended by having employees fuel their own vehicles as well as the costs associated with management and administration of fuel purchases can exceed the benefits associated with price discounts.

         The Company believes that mobile fueling services, such as those provided by the Company, offer several benefits over traditional fueling methods:

    - Reduced Operating Costs and Increased Labor Productivity. Mobile fueling enables businesses to reduce operating costs by eliminating the need for company employees to fuel vehicles either on-site or at local retail gas stations. Overnight fueling prepares fleet vehicles for operation at the beginning of each work day and increases labor productivity by allowing employees to use their vehicles during time that would otherwise be spent fueling. Mobile fueling also reduces the administrative burden required to oversee and administer fuel purchases and inventories.

    - Provides Centralized Inventory Control and Management. The Company's fuel management system provides customers with weekly reports detailing, among other things, the location, description and daily and weekly fuel consumption of each vehicle fueled by the Company. This eliminates customers' need to invest working capital to maintain adequate fuel supplies, and allows customers to centralize their fuel inventory controls and track and analyze vehicle movement and fuel consumption for management and tax reporting purposes.

    - Provides Tax Reporting Benefits. The Company's fuel management system's ability to track fuel consumption to specific vehicles and fuel tanks provides tax benefits to customers who consume fuel in uses that are tax-exempt, such as for off-road vehicles, government-owned vehicles and fuel used to run refrigerator units on vehicles. For such uses, the customers receive reports which provide them with the information required to substantiate such tax exemptions.

    - Eliminates Expenses and Liabilities of On-site Storage. Fleet operators who previously satisfied their fuel requirements using on-site storage tanks can eliminate the capital expenditures and operating costs required to equip and maintain fuel storage and dispensing facilities and inventory and to comply with increasingly stringent environmental regulations. In addition, by removing on-site storage tanks and relying on mobile fueling, customers avoid potential liabilities associated with the handling and storage of fuel.

    - Prevents Fuel Theft. Fleet operators that rely on employees to fuel vehicles, whether at on-site facilities or at retail gas stations, often experience shrinkage of fuel inventories or excess fuel purchases due to employee fraud. The Company's fuel management system reduces the risk of employee theft by dispensing fuel only to authorized vehicles. Utilizing an independent contractor such as the Company for fueling services rather than allowing employees to purchase fuel at local retail stations also eliminates employee fraud due to credit card abuse.

    - Emergency Fuel Supplies. Emergency preparedness, including fuel availability, is critical to the operation of utilities, delivery services and other fleet operators. The Company provides access to emergency fuel supplies to allow customers to respond more effectively to severe local weather conditions or other emergency situations.

    - Comparable Pricing. The Company generally prices its fueling services at rates comparable to the retail market price of gasoline and diesel fuel. This has proven to be an effective inducement to cause customers to convert to mobile fueling services from on-site and credit card based fueling methods.

MARKETING AND CUSTOMERS

         The Company markets its services primarily to customers which operate large fleets of vehicles in connection with their business (such as governmental agencies, utilities, major trucking lines, hauling and delivery services and national courier services). The Company also seeks to obtain the business of smaller fleet operators which are in geographical proximity to its larger customers. Once engaged to provide fueling services, the Company is usually the exclusive service for the fueling of a customer's entire fleet or a particular yard of vehicles. For potential customers with larger fleets, the Company generally obtains approval from regional corporate offices to supply fuel within a newly designated area. Whereas large fleet operators offer immediate market penetration on a regional basis, small fleet operators are equally important accounts because they provide geographic density which optimizes fuel delivery efficiency and minimizes cost.

         The Company's sales representatives focus their marketing efforts on fleet operators within the Company's established service areas. The Company's sales representatives identify and directly contact candidates for the Company's services. Some of the Company's sales presentations, particularly to major fleet operators, are conducted by Stanley H. Streicher, the Company's President. Direct marketing, including telephone solicitation, has played a primary role in the Company's development of new business. Another important marketing source has been referrals from existing customers.

         The Company distributes gas and diesel fuel to approximately 220 customers. Florida Power & Light Company and the United States Postal Service each accounted for more than 10% of the Company's revenue in the years ended January 31, 1997 and 1996. Although the Company has contracts to provide mobile fueling services to several of its larger customers, generally the Company does not obtain written agreements with its customers.

         The following table identifies certain of the Company's significant customers, along with the number of customer locations serviced and the states in which the Company provides mobile fueling services to such customers:


                                            NUMBER OF
                CUSTOMER NAME                LOCATIONS             STATES
                -------------                ---------             ------

          ABF Freight                             5      Florida, Georgia, Tennessee and Texas
          Armstrong Air Freight                   4      Florida
          BellSouth                             108      Florida
          BFI                                     2      California and Tennessee
          Coca Cola                              21      California and Florida
          Consolidated Freight                    4      Florida and Georgia
          Conway Southern Express                 2      Florida and Tennessee
          Edward Dow Foods                        2      Florida
          Emery Freight                           5      Florida, Georgia and Tennessee
          Federal Express                         5      Florida
          Ferguson Enterprises                   23      Florida, Georgia and Tennessee
          Florida Power Corp.                    14      Florida
          Florida Power & Light Co.             118      Florida
          Foodmaker                               1      California
          Frito-Lay, Inc.                        10      Florida
          Georgia Pacific                         2      Florida
          Gulfside Supply                        18      Florida
          Marriott Distribution                   1      Texas
          Office Depot                            6      California and Florida
          Pepsi Cola                              5      California and Florida
          Roadway Express                        25      California, Florida and Georgia
          SouthEastern Freight                    4      Florida and Texas
          USF Dugan                               6      Florida, Georgia and Texas
          U.S. Postal Service                   168      Florida
          Waste Management                        1      Florida

OPERATIONS

         The Company currently operates from 15 locations in California, Florida, Georgia, Tennessee and Texas. The Company delivers fuel utilizing its own fleet of 50 custom fuel trucks, each of which is equipped with the Company's proprietary electronic fuel tracking and reporting system. The Company's vehicles have fuel capacities ranging from 2,800 to 4,400 gallons. Each vehicle services generally between five and 15 customer locations per day or night, depending on size of the customers, market density and the individual customers' fuel requirements. Generally, the custom fuel trucks acquire fuel inventory daily at local port facilities or large wholesale gas distributor locations and are assigned to a specified delivery route. The Company conducts all dispatch and billing functions from corporate headquarters. Route drivers and service personnel operate from all the Company's offices.

         The Company's fuel management system derives its data from the Fuel Tracking Controller (the "FTC Computer"), which is a computer installed on a customized fuel truck. The FTC Computer can be programmed to control a variety of truck configurations; single, dual, or triple storage container trucks; and any number of pumps and hoses attached to the fuel truck. The FTC Computer details fueling from the Company's trucks to each vehicle in the customer's vehicle fleet to a measurement of 1/100 of a gallon by reading the state-calibrated meter installed on the fuel trucks. To accomplish this measurement, the FTC Computer interfaces with hand-held devices operated by the Company's driver or operator. The Company currently has a patent application pending with the United States Patent and Trademark Office for its proprietary electronic fuel management system, which application has received an indication of allowable subject matter. There can be no assurance that such patent will be granted.

         To permit the Company's customers to track their use of fuel, each fleet vehicle or piece of equipment fueled by the Company is electronically identified from a list of the customer's asset number previously registered in the Company's computer. For security and tracking purposes, the FTC Computer will not permit fuel to be dispensed from the Company's truck unless both the fleet yard and the individual vehicle to be fueled electronically correspond to the FTC Computer registration. A hand-held radio connected to a scanning device links the operator or driver of the fuel truck with the FTC Computer. Only after verification of both the yard and the truck or piece of equipment will the FTC Computer allow operation of the fuel pump on the fuel truck to dispense fuel.

         All fuel dispensing from a fuel truck is recorded by the FTC Computer and stored in a tamper free solid state memory cartridge ("SSC") for downloading at an operations control center where the data is assimilated into reports and invoices for the customer. The FTC Computer will not allow fuel to be dispensed unless this removable SSC cartridge is inserted into the FTC Computer. The SSC has no moving parts and is not susceptible to damage or data loss under normal conditions. The SSC also is protected by a dual battery back-up system and a dual disk system to protect data. The Company also maintains a backup computer system in the event of failure of the primary system.

         The Company also has adapted its FTC Computer for use with fixed site tanks. Upon conversion of a customer tank, the Company services and manages fuel delivery to the tank and provides the customer with reports detailing fuel dispensed by the customer from the tank into each fleet vehicle.

FUEL SUPPLY

         Gas and diesel fuel are commodities which are processed and sold by various sources. The Company purchases fuel from several suppliers at spot market prices and often qualifies for volume discounts. The Company is currently purchasing fuel from major suppliers. The Company monitors fuel prices and price trends in each of its markets on a daily basis and seeks to purchase at the lowest available prices with the best terms satisfactory to the Company.

CUSTOM FUEL TRUCK PURCHASES

         The Company presently orders and purchases custom fuel trucks from two manufacturers of trucks suitable for the Company's operations. These companies provide their customers with the option of purchasing standard equipment fuel trucks or custom designing a fuel truck to particular specifications. The typical configuration of the Company's custom fuel trucks is a Ford L-9000 with a 4,400 gallon multi-compartment aluminum tank, a vapor recovery system and the Company's proprietary FTC Computer, which records and regulates fuel flow from the storage compartments. For maintenance of the fuel trucks, the Company relies upon equipment warranties, fixed fee service contracts and on-site repairs. To date, the Company has not experienced significant down-time on any of its customized fuel trucks.

COMPETITION

         The Company competes with other distributors of fuel, including several regional distributors and numerous small independent operators. Some of the Company's competitors have significantly greater financial or marketing resources than the Company. The Company's competitors also could introduce services that are superior to the Company's or that achieve greater market acceptance. The Company also competes for customers whose drivers fuel their own vehicles at retail gas stations. Although there is no market data available for the mobile fueling industry, the Company believes it has no major competitors in its principal markets (e.g., regions where the Company services between approximately 2,000 and 6,000 vehicles weekly and delivers between approximately 150,000 and 250,000 gallons of fuel per week). The Company could encounter potential competition from a number of well capitalized companies which distribute fuel and other similar oil products, some of which are larger, more established and have greater financial, marketing and other resources than the Company. In addition, some of the Company's customers are capable of providing the same services to their vehicles directly. The Company believes that its ability to compete depends on a number of factors, including price, reliability, credit terms, name recognition, delivery time and service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors.

EMPLOYEES

         At April 15, 1997, the Company had 140 full-time employees, of whom 27 were involved in executive, managerial, supervisory and sales capacities, 95 were route drivers and 18 served in various clerical and other capacities. None of the Company's employees is covered by a collective bargaining agreement or is a member of a union. The Company considers its relationship with its employees to be good.

GOVERNMENTAL REGULATION

         The Company's operations are affected by numerous federal, state and local laws, including those relating to protection of the environment and worker safety. The transportation of gasoline and diesel fuel is subject to regulation by various federal, state and local agencies, including the U.S. Department of Transportation ("DOT"). These regulatory authorities have broad powers, and the Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, its services. The regulations provide that, among other things, the Company's drivers must possess a commercial drivers license with a hazardous materials endorsement thereon. The Company is also subject to the rules and regulations of the Hazardous Materials Transportation Act. For example, the Company's drivers and their equipment must comply with DOT's pre-trip inspection rules, documentation regulations concerning hazardous materials (i.e., certificates of shipments which describe type and amount of product transported), and limitations on the amount of fuel transported as well as driver time limitations. Additionally, the Company is subject to DOT inspections which occur at random intervals. Any material violation of DOT rules or the Hazardous Materials Transportation Act may result in citations and/or fines upon the Company. In addition, the Company depends on the supply of gasoline and diesel fuel from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The Company cannot determine the extent to which its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

         Although the Company believes that it is in substantial compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. There could be an adverse affect upon the Company's operations if there were any continuing substantial violations of these rules and regulations. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate headquarters are located in a 10,000 square foot facility in Fort Lauderdale, Florida. This facility accommodates the Company's corporate, administrative, marketing and sales personnel, as well as truck yard space and warehouse space. The lease expires July 31, 2014, and the fixed annual rent is $59,000. The Company also leases service and supply depots at the following locations: California (San Bernadino, San Diego and Gardenia); Florida (Ft. Myers, Jacksonville, Melbourne, Orlando, Tallahassee and Tampa); Georgia (Atlanta and Columbus); Tennessee (Kingsport and Chattanooga); and Texas (Dallas/Fort Worth). Certain of the Company's facilities are leased from Stanley
H. Streicher, the Company's President and Chief Executive Officer. The Company believes that its existing facilities are adequate for its current needs and that additional facilities in its existing service areas are available to meet future needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has no material legal proceedings pending. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any future legal proceedings will not have a material adverse effect on the Company's business, reputation, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, par value $.01 ("Common Stock") and Redeemable Common Stock Purchase Warrants ("Warrants") have traded in the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small-Cap Market under the symbols "FUEL" and "FUELW", respectively, since December 11, 1996, the date of the Company's initial public offering. The Company's securities are also traded on the Chicago Stock Exchange. The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common stock and Warrants, as reported by NASDAQ. The NASDAQ quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                YEAR ENDED JANUARY 31, 1997                              HIGH                        LOW
                ---------------------------                              ----                        ---

                        COMMON STOCK
                        4th Quarter                                     $8.625                       $ 7.75

                          WARRANTS
                        4th Quarter                                     $ 3.25                       $1.875

         As of April 15, 1997, there were 7 holders of record of the Company's Common Stock. The Company believes there are in excess of 300 beneficial owners of the Company's Common Stock. On April 15, 1997, the closing bid price of the Common Stock was $8.875 per share and the closing bid price of the Warrants was $3.25 per Warrant.

         To date, the Company has not declared or paid any dividends on its Common Stock. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain future earnings for use in the Company's business operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Plan of Operations contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth under the caption "Certain Factors Affecting Future Operating Results," below, and elsewhere in this Form 10-KSB. The following discussion also should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-KSB.

GENERAL

         The Company was incorporated in the State of Florida in October 1996. Prior to the effective date of the Company's registration statement for its initial public offering on December 11, 1996, the Company's business was conducted through the Mobile Fueling Division of Streicher Enterprises, Inc., which began mobile fueling operations in 1983. Streicher Enterprises, Inc. ("Enterprises") completed a corporate reorganization as of such effective date, pursuant to which the Mobile Fueling Division of Enterprises transferred its assets, liabilities and operations to the Company. Enterprises is wholly owned by the president of the Company and currently owns 52.4% of the outstanding common stock of the Company. Such corporate reorganization has been retroactively reflected in the Company's Financial Statements and notes thereto as if such transfer had occurred at inception of the former Mobile Fueling Division. See Note 1 of Notes to the Company's Financial Statements included elsewhere in this Form 10-KSB.

         The Company derives all of its revenue from providing mobile fueling services. Revenue is comprised principally of sales of gasoline and diesel fuel and related service charges. Cost of sales is comprised principally of the cost of fuel and transportation costs (primarily payroll). Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authority.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED JANUARY 31, 1997 AND 1996

         Revenue increased $9,856,000, or 41.1%, for the year ended January 31, 1997 ("fiscal 1997") compared to the year ended January 31, 1996 ("fiscal 1996"). Excluding fuel taxes, revenue increased $7,961,000, or 50.4%. The Company delivered approximately 26.0 million gallons of fuel to its customers in fiscal 1997, an increase of 31.3% over the approximately 19.9 million gallons delivered in fiscal 1996. The increase in revenue resulted from a higher volume of fuel sales due to increased services to existing customers, acquisition of new customers in existing locations, the introduction of mobile fueling operations into additional metropolitan areas and an overall increase in the wholesale price of gasoline and diesel fuel.

         Gross profit increased $149,000, or 6.7%, in fiscal 1997 compared to fiscal 1996, primarily as a result of the increase in revenue. The fiscal 1997 increase in gross profit was lower than the corresponding increase in revenues due in part to a decrease in service charges per gallon during the fiscal year in response to competitive conditions. As a percentage of revenue, gross profit decreased from 9.3% in fiscal 1996 to 7.1% in fiscal 1997, primarily as a result of an overall increase in the wholesale prices of gasoline and diesel fuel. Because the Company sells fuel to its customers at fixed amounts over its wholesale cost, the increase in fuel prices resulted in lower gross margins as a percentage of revenue. In addition, an increase in driver payroll costs included in cost of sales associated with expansion into new markets and underutilization of equipment in such markets adversely impacted the Company's gross margin in fiscal 1997.

         Operating expenses increased $894,000, or 51.0%, in fiscal 1997 compared to fiscal 1996. As a percentage of revenue, operating expenses increased from 7.3% in fiscal 1996 to 7.8% in fiscal 1997. The increase in operating expenses primarily resulted from an increase in payroll and related administrative costs associated with the addition of personnel to support expansion of the Company's mobile fueling operations.

         Interest expense increased $88,500, or 25.7%, in fiscal 1997 compared to fiscal 1996 as a result of increased borrowings to fund the Company's expansion into new markets and to acquire new custom fuel trucks for existing and new locations.

         The Company recorded an income tax benefit of $233,000 in fiscal 1997 compared to an income tax provision of $75,000 in fiscal 1996. Income taxes were recorded at effective tax rates of 35.1% and 43.3% in fiscal 1997 and fiscal 1996, respectively, which differ from the statutory rates in effect for such periods due to permanent differences. See Note 9 of Notes to the Company's Financial Statements included elsewhere in this Form 10-KSB.

         The Company had a net loss of $429,000, or $.26 per share, in fiscal 1997 and net income of $99,000, or $.07 per share, in fiscal 1996. The Company's net loss in fiscal 1997 resulted primarily from the Company's expansion into new markets, underutilization of equipment in such markets and increases in personnel, equipment and facilities to support current and future growth.

LIQUIDITY AND CAPITAL RESOURCES

         The Company completed an initial public offering of its Common Stock and Warrants in December 1996 and realized approximately $5,000,000 in net proceeds. The Company utilized a portion of the net proceeds to repay approximately $1,900,000 of its credit facility. The Company had working capital of $2,495,000 as of January 31, 1997 and $737,000 as of January 31, 1996. The
increase in working capital was principally due to the receipt of proceeds from the Company's initial public offering.

         The Company's primary long-term and working capital requirements have been to fund capital expenditures for custom fuel trucks and related equipment and working capital for its inventory requirements and the financing of customer accounts receivable. The Company's expansion over the past several years and its negative cash flows from operating activities have been financed by additional bank borrowings and lease financing. In the past, the Company has financed approximately between 85% and 95% of the purchase price of fuel trucks. Presently, the Company is unable to estimate the amount of cash required for the purchase of additional fuel trucks because such amount will be dependent upon the terms and conditions of financing, if any, available to the Company at the time of purchase. The Company's cash and unrestricted investments totaled $2,898,000 as of January 31, 1997. In addition, at January 31, 1997, the Company had $1,296,000 available under its revolving line of credit.

         The Company has a credit facility with BankAtlantic providing for a $2.7 million revolving line of credit which the Company utilizes to purchase custom fuel trucks and for working capital. Borrowings are subject to a borrowing base determined by eligible accounts receivable and bear interest at 1.5% per annum over the prime rate. The facility is secured by substantially all of the Company's assets (including accounts receivable). The credit facility contains covenants that, among other things, include the maintenance of a minimum tangible net worth of $375,000, restricts mergers, dispositions of assets and certain business acquisitions. As of January 31, 1997, management believes that the Company was in compliance with these financial covenants and restrictions. See Note 4 of Notes to the Company's Financial Statements included elsewhere in this Form 10-KSB.

         Net cash used in operating activities totaled $1,001,000 in fiscal 1997 and $298,000 in fiscal 1996. Cash flows from operating activities have been adversely affected by the Company's net losses as well as the funding of a continually increasing number of accounts receivable resulting from the Company's expansion. The Company has experienced an increase of approximately 8 days in the average period of time for accounts receivable collection from 39 days at fiscal year end January 31, 1996 to 47 days at fiscal year end January 31, 1997. The effect on cash flow increase in number of days outstanding is unfavorably influenced by the increase in fuel costs and fuel taxes. The Company is taking steps to improve its cash flows from operating activities, including improving accounts receivable collection methods; increasing the prices of certain of the Company's services; introducing a new daytime delivery service at an hourly rate; eliminating certain unprofitable services; and revising certain routes to increase truck utilization.

         Net cash used in investing activities totaled $827,000 in fiscal 1997 and $1,088,000 in fiscal 1996. Cash flows used in investing activities in all periods principally represents expenditures for the purchase of custom fuel trucks and related equipment. In the past, the Company has financed approximately between 85% and 95% of the purchase price of fuel trucks.

         Net cash provided by financing activities totaled $4,486,000 in fiscal 1997 and $1,318,000 in fiscal 1996. Cash flows from financing activities in fiscal 1997 principally represented the receipt of the net proceeds from the issuance of Common Stock and Warrants in the Company's initial public offering. Cash flows from financing activities in fiscal 1996 principally represented an increase in net borrowings under the Company's line of credit and borrowings under long-term debt.

         The Company currently has no outstanding material commitments for capital expenditures. The Company's primary requirements for capital will be acquisitions, marketing and sales costs associated with the Company's national expansion into new target markets, costs related to the Company's services and general and administrative expenses associated with the Company's plan for expansion.

RECENT ACCOUNTING PRONOUNCEMENTS

       In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards to account for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. There was no effect on the Company's financial position or results of operations upon the adoption of SFAS No. 121.

         In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition in the financial statements or footnote disclosure. The Company has elected to continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, has not recognized compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value at the date of grant. Changes in the accounting for stock-based compensation are optional and the Company has only adopted the disclosure requirements of SFAS No. 123 as of January 31, 1997.

       In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which requires adoption by the Company as of January 31, 1998. SFAS No. 128 simplifies the accounting for earnings per share presenting basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings per share are the same, as the Company's common stock equivalents are antidilutive. In addition, the Company's basic and diluted earnings per share are the same as that computed under APB No. 15, "Earnings Per Share", as presented in the accompanying statements of operations. SFAS No. 128 must be adopted as of January 31, 1998 and be retroactively reflected in the financial statements.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         The following important factors have affected, and may in the future continue to affect, the Company's business, results of operations and financial condition, and could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

         LOSSES FROM OPERATIONS; ACCUMULATED DEFICIT; NO ASSURANCES OF PROFITABILITY. Although the Company operated profitably in the fiscal year ended January 31, 1996, the Company experienced net losses in the year ended January 31, 1995 and in the year ended January 31, 1997 of $50,000 and $429,000, respectively, and there can be no assurance that the Company will not incur net losses in the future. The Company had an accumulated deficit of $305,000 at January 31, 1997. The Company's expansion over the past several years and its negative cash flows from operating activities have been financed by additional bank borrowings, lease financing and, subsequent to the Company's initial public offering, the net proceeds from the issuance of Common Stock and Warrants in that offering. The Company's operating expenses have increased as its business has grown and can be expected to increase significantly as a result of the Company's expansion efforts into new markets. There can be no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or to operate profitably.

         NEED FOR CAPITAL. The mobile fueling business is capital intensive and the Company will continue to require substantial capital in order to operate and expand its business. The Company's primary long-term and working capital requirements have been to fund capital expenditures for custom fuel trucks and related equipment and working capital for its inventory requirements and the financing of customer accounts receivable. Historically, the Company has depended primarily on debt financing for its purchases of custom fuel trucks. If the Company is unable to obtain additional equity or debt financing in the future, the Company may have to limit its growth. The Company expects that its debt will increase in the future as the Company utilizes borrowed funds to acquire new vehicles, for acquisitions, working capital or other corporate purposes.

         GROWTH DEPENDENT UPON EXPANSION; RISKS ASSOCIATED WITH EXPANSION INTO NEW MARKETS. A significant element of the Company's future growth strategy involves the expansion of the Company's business into new markets. The Company intends to expand its business into additional major metropolitan areas. Expansion of the Company's operations will be dependent on, among other things, the Company's ability to demonstrate the benefits of mobile fueling to potential new customers; successfully establish and operate new locations; hire and retain qualified management; marketing and other personnel; obtain adequate financing for vehicle purchases and working capital purposes; secure adequate sources of supply on a timely basis and on commercially reasonable terms and successfully manage growth (including monitoring operations, controlling costs and maintaining effective quality controls). The Company's growth prospects will be largely dependent upon its ability to achieve greater penetration in new markets. The Company may also seek to expand its operations through the acquisition of existing companies or their customer bases. There can be no assurance that the Company will be able to successfully expand its operations.

         ACQUISITION AVAILABILITY; DIFFICULTY IN ASSIMILATING ACQUISITIONS. An important element of the Company's future growth strategy involves the acquisition of fuel distributors in new and existing markets. Although the Company intends to pursue acquisition opportunities as a means of achieving its growth objectives, there can be no assurance that the Company will be able to locate or acquire suitable acquisition candidates on acceptable terms or that future acquired operations will be effectively and profitably integrated into the Company. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including diverting management attention, the assimilation of the operations and personnel of the acquired operations, the amortization of acquired intangible assets and the potential loss of key employees of the acquired operations. Properly managing any growth through acquisitions, avoiding the problems often attendant therewith, and continuing to operate in the manner which has proven successful to the Company to date will be important to the future success of the Company's business.

       RISKS ASSOCIATED WITH CUSTOMER CONCENTRATION; ABSENCE OF WRITTEN AGREEMENTS. Revenue from two major customers was approximately $3,741,000 and $4,373,000 in fiscal 1997 and $3,071,000 and $2,692,000 in fiscal 1996, respectively. Although the Company has contracts to provide mobile fuel services to several of its larger customers, most of the Company's customers do not have written agreements with the Company and can terminate the Company's mobile fueling services at any time and for any reason. As a result of this customer concentration and absence of written agreements, the Company's business, results of operations and financial condition could be materially adversely affected by the loss of one or more of its major customers or if the Company were to experience a high rate of contract terminations.

         LIMITED AVAILABILITY OF MANAGERIAL PERSONNEL. The Company has experienced significant growth over the past several years. For the Company to be able to continue to grow effectively it will need to continue to improve its operational, financial and other internal systems, and to attract, train, motivate, manage and retain its employees. If the Company is unable to manage growth effectively, the Company's results of operations could be adversely affected.

         COMPETITION. The Company competes directly and indirectly with other distributors of fuel, including several regional distributors and numerous small independent operators. Some of the Company's competitors have significantly greater financial or marketing resources than the Company. The Company's competitors also could introduce services that are superior to the Company's or that achieve greater market acceptance. The Company also competes for customers whose drivers fuel their own vehicles at retail gas stations. Although there is no market data available for the mobile fueling industry, the Company believes it has no major competitors in its principal markets (e.g., regions where the Company services between approximately 2,000 and 6,000 vehicles weekly and delivers between approximately 150,000 and 250,000 gallons of fuel per week). The Company could encounter potential competition from a number of well capitalized companies which distribute fuel and other similar oil products, some of which are larger, more established and have greater financial, marketing and other resources than the Company. In addition, some of the Company's customers are capable of providing the same services to their vehicles directly. The Company believes that its ability to compete depends on a number of factors, including price, reliability, credit terms, name recognition, delivery time and service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors.

         FUEL PRICING; EFFECT ON PROFITABILITY. Gasoline and diesel fuel are commodities and, as such, their wholesale prices are subject to fluctuations in response to changes in supply or other market conditions over which the Company has no control. Because the Company sells fuel to its customers at fixed amounts over its wholesale cost, the Company's gross profit as a percentage of revenue may fluctuate as a result of changes in wholesale gasoline and diesel fuel prices. Currently, the Company does not engage in derivatives or futures trading to hedge fuel price movements.

         DEPENDENCE ON SUPPLIERS OF CUSTOM FUEL TRUCKS; FEW SOURCES OF SUPPLY. The Company currently orders and purchases custom fuel trucks from two manufacturers. Any event adversely affecting the supply and manufacture of these trucks, including the inability of such manufacturers to meet the Company's demand for new truck purchases, could have a material adverse effect on the Company's operations. The Company has no control over the manufacturing process, quality assurance or the timing of delivery of trucks. The Company also does not have any contracts or other written agreement with the manufacturers of custom fuel trucks for the purchase of such vehicles. Additionally, the Company may from time to time make purchases of previously owned fuel trucks and convert such trucks to the Company's specifications. However, there can by no assurance that such trucks will be available in the market for purchase by the Company.

         OPERATING RISKS MAY NOT BE COVERED BY INSURANCE. The Company's operations are subject to all of the operating hazards and risks normally incidental to handling, storing and transporting gasoline and diesel fuel, which are classified as hazardous materials. The Company maintains insurance policies in such amounts and with such coverages and deductibles as the Company believes are reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Company from liabilities and expenses that may arise from claims for personal and property damage arising in the ordinary course of business or that such levels of insurance will be maintained by the Company or will be available at economical prices.

         GOVERNMENTAL REGULATION. The Company's operations are affected by numerous federal, state and local laws, including those relating to protection of the environment and worker safety. The transportation of gasoline and diesel fuel is subject to regulation by various federal, state and local agencies, including the DOT. These regulatory authorities have broad powers, and the Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, its services. The regulations provide that, among other things, the Company's drivers must possess a commercial drivers license with a hazardous materials endorsement thereon. The Company is also subject to the rules and regulations of the Hazardous Materials Transportation Act. For example, the Company's drivers and their equipment must comply with DOT's pre-trip inspection rules, documentation regulations concerning hazardous materials (i.e., certificates of shipments which describe type and amount of product transported), and limitations on the amount of fuel transported as well as driver time limitations. Additionally, the Company is subject to DOT inspections which occur at random intervals. Any material violation of DOT rules or the Hazardous Materials Transportation Act may result in citations and/or fines upon the Company. In addition, the Company depends on the supply of gasoline and diesel fuel from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The Company cannot determine the extent to which its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations. The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liability for remediation of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. Although the Company believes that it is in substantial compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. There could be an adverse affect upon the Company's operations if there were any continuing substantial violations of these rules and regulations. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to the Company.

         CHANGES IN ENVIRONMENTAL REQUIREMENTS. The Company expects to derive a significant amount of its future business by converting to mobile fueling customers fleet operators that currently utilize underground fuel storage tanks for their fueling needs. Under current federal regulations, the owners of such underground storage tanks are required, by December 1998, to remove or retrofit such tanks to comply with technical requirements pertaining to their construction and operation. If the date for compliance with such regulations is extended, or if other, more economical means, of compliance are developed or adopted by owners of underground storage tanks, the opportunity for the Company to market its services to such persons may be adversely affected.

         DEPENDENCE ON KEY PERSONNEL. The success of the Company will be largely dependent on the continued services and efforts of Stanley H. Streicher, the Company's President and Chief Executive Officer, and other key personnel. The loss of the services of Mr. Streicher or certain other key personnel could have a material adverse effect on the Company's business and prospects. The Company currently maintains a $2 million key-man life insurance policy on the life of Mr. Streicher, under which the Company is the beneficiary. The Company's success and plans for future growth will also depend on its ability to attract and retain additional qualified management and other personnel. There can be no assurance that the Company will be able to hire or retain such personnel on terms satisfactory to the Company. Mr. Streicher and the Company have entered into an employment agreement which is automatically renewable unless otherwise terminated. The Company has no other employment agreements with its other key personnel.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company required by Form 10-KSB are attached following Part III of this report, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The executive officers of the Company as of May 1, 1997 are as follows:


                      NAME                          AGE                POSITION
                      ----                          ---                --------

 Stanley H. Streicher...................             54     President, Chief Executive Officer, Director and
                                                            Founder
 Timothy Koshollek......................             33     Vice President of Marketing and Operations

         Mr. Streicher has served as President and Chief Executive Officer of the Company since its inception. Mr. Streicher has also served as the President and Chief Executive Officer of Streicher Enterprises, Inc. ("Enterprises"), the Company's predecessor, since its inception in 1983. From 1979 to 1983, Mr. Streicher operated a mobile fueling business which became the Company's predecessor. From 1972 to 1979, Mr. Streicher served as supervisor of receiving of AT&T's Montgomery Material Management Center, where he designed systems to expedite material and equipment handling. From 1965 to 1972, Mr. Streicher served to the rank of Captain in the United States Military in various leadership capacities, including the command of an aviation division together with the responsibility for scheduling aircraft and their refueling.

         Mr. Koshollek has served as the Vice President of Marketing and Operations of Enterprises since 1994. From 1991 to 1994, Mr. Koshollek was responsible for sales and management of a wholesale seafood company. From 1989 to 1991, he was the operations manager of Enterprises responsible for its Southeast division fuel delivery operations.

         Effective April 25, 1997, William Tetsworth resigned as the Company's Chief Financial Officer, a position he had held since January 1997. The Company currently is seeking a qualified individual to fill that position.

         The information required by this item concerning the Company's directors and compliance with Section 16(b) of the Exchange Act is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

   EXHIBITS                            DESCRIPTION                                                     PAGE NO.
   --------                            -----------                                                     --------
     3.1        Articles of Incorporation                                                                  (1)
     3.2        Bylaws                                                                                     (1)
     4.1        Form of Common Stock Certificate                                                           (1)
     4.2        Form of Redeemable Common Stock Purchase Warrant                                           (1)
     4.3        Underwriters'   Purchase   Option   Agreement   between  the  Registrant  and  Argent
                Securities, Inc.                                                                           (1)
     4.4        Warrant Agreement between the Registrant and American Stock Transfer & Trust Company
                                                                                                           (1)
    10.1        Employment Agreement between the Registrant and Stanley H. Streicher (2)                   (1)
    10.2        Registrant's Stock Option Plan (2)                                                         (1)
    27.1        Financial Data Schedule                                                                    (3)

-----------------------------
(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 333-11541)
(2)      Management Contract or Compensatory Plan
(3)      For SEC use only

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STREICHER MOBILE FUELING, INC.


Dated:  May 1, 1997                 By: /s/ Stanley H. Streicher
                                      ---------------------------------------
                                    Stanley  H.  Streicher,  Chairman  of the
                                    Board and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/ Stanley H. Streicher
Dated:  May 1, 1997                 ------------------------------------------
                                    Stanley H. Streicher, Chairman of the
                                    Board and Chief Executive Officer
                                    (Principal Executive Officer and Principal
                                    Financial and Accounting Officer)


                                    /s/ E. Scott Golden
Dated:  May 1, 1997                 ------------------------------------------
                                    E. Scott Golden, Director


                                    /s/ Joseph M. Murphy
Dated:  May 1, 1997                 ------------------------------------------
                                    Joseph M. Murphy, Director



Dated:  May 1, 1997                 ------------------------------------------
                                    John H. O'Neil, Director


                                    /s/ L. Phillips Reames
Dated:  May 1, 1997                 ------------------------------------------
                                    L. Phillips Reames, Director

                         INDEX TO FINANCIAL STATEMENTS.

                                                                                                               Page
                                                                                                               ----
         Report of Independent Certified Public Accountants.............................................        F-2

         Balance Sheets as of  January 31, 1997 and 1996.................................................       F-3

         Statements of  Operations for the Years Ended January 31, 1997 and 1996.........................       F-4

         Statements of Changes in Shareholders' Equity for the Years Ended
                  January 31, 1997 and 1996 .............................................................       F-5

         Statements of Cash Flows for the Years Ended January 31, 1997 and 1996..........................       F-6

         Notes to Financial Statements...................................................................       F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To Streicher Mobile Fueling, Inc.:

We have audited the accompanying balance sheets of Streicher Mobile Fueling, Inc. (a Florida corporation) as of January 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Streicher Mobile Fueling, Inc. as of January 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
    April 18, 1997.

                         STREICHER MOBILE FUELING, INC.

                                 BALANCE SHEETS

                            JANUARY 31, 1997 AND 1996


                                                                                   1997            1996
                                                                                   ----            ----
                                                       ASSETS
                                                       ------
CURRENT ASSETS:
    Cash and cash equivalents                                                  $  2,848,000    $  189,508
    Investments (restricted $66,000 and $63,000, respectively)                      115,751       203,743
    Accounts receivable, net of allowance for doubtful accounts of
      $51,000 and $28,000, respectively                                           4,352,761     2,592,559
    Inventories                                                                      76,961        77,193
    Prepaid expenses and other current assets                                       254,548       100,790
                                                                               ------------    ----------
         Total current assets                                                     7,648,021     3,163,793
PROPERTY AND EQUIPMENT, net                                                       3,368,779     3,124,665
NOTE RECEIVABLE FROM ENTERPRISES                                                    319,043        32,298
OTHER ASSETS                                                                         67,127        37,180
                                                                               ------------    ----------
         Total assets                                                          $ 11,402,970    $6,357,936
                                                                               ============    ==========
                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        ------------------------------------
CURRENT LIABILITIES:
    Line of credit                                                             $  1,404,469    $     --
    Current portion of long-term debt                                               632,028       471,404
    Current portion of capital lease obligations                                    108,824       131,766
    Accounts payable                                                              2,411,031     1,322,126
    Accrued expenses                                                                426,818       337,234
    Customer deposits                                                               169,670       163,844
                                                                               ------------    ----------
         Total current liabilities                                                5,152,840     2,426,374
LONG-TERM LIABILITIES:
    Line of credit                                                                     --       1,802,795
    Long-term debt, excluding current portion                                     1,017,795     1,116,701
    Capital lease obligations, excluding current portion                            105,703       253,241
    Deferred income taxes                                                           165,219       373,759
                                                                               ------------    ----------
         Total liabilities                                                        6,441,557     5,972,870
                                                                               ------------    ----------
COMMITMENTS AND CONTINGENCIES (Notes 3, 8 and 10)

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
      none issued and outstanding                                                      --            --
    Common stock, $.01 par value, 20,000,000 shares authorized,
      2,575,000 and 1,500,000 shares issued and outstanding,
      respectively                                                                   25,750        15,000
    Additional paid-in capital                                                    5,220,758       238,588
    Unrealized gain on investment                                                    19,737         7,072
    Retained (deficit) earnings                                                    (304,832)      124,406
                                                                               ------------    ----------
         Total shareholders' equity                                               4,961,413       385,066
                                                                               ------------    ----------
         Total liabilities and shareholders' equity                            $ 11,402,970    $6,357,936
                                                                               ============    ==========

       The accompanying notes to financial statements are an integral part of these balance sheets.

                         STREICHER MOBILE FUELING, INC.

                            STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED JANUARY 31, 1997 AND 1996



                                                        1997            1996
                                                        ----            ----
REVENUE, including fuel taxes of
   $10,090,000 and $8,195,000, respectively         $ 33,844,969    $ 23,989,358

COST OF SALES                                         31,458,794      21,752,350
                                                    ------------    ------------

         Gross profit                                  2,386,175       2,237,008

OPERATING EXPENSES                                     2,646,537       1,752,485
                                                    ------------    ------------

         (Loss) income from operations                  (260,362)        484,523

INTEREST EXPENSE                                         432,498         343,967

INTEREST INCOME                                           31,071          33,219
                                                    ------------    ------------
         (Loss) income before benefit (provision)
             for income taxes                           (661,789)        173,775

BENEFIT (PROVISION) FOR INCOME TAXES                     232,551         (75,169)
                                                    ------------    ------------
         Net (loss) income                          $   (429,238)   $     98,606
                                                    ============    ============

NET (LOSS) INCOME PER SHARE                         $      (0.26)   $       0.07
                                                    ============    ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                         1,631,250       1,500,000
                                                    ============    ============






         The accompanying notes to financial statements are an integral part of these statements.

                         STREICHER MOBILE FUELING, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  FOR THE YEARS ENDED JANUARY 31, 1997 AND 1996




                                                Common Stock        Additional  Unrealized  Retained
                                             -------------------     Paid-in     Gain on    (Deficit)
                                              Shares      Amount     Capital    Investment  Earnings        Total
                                              ------      ------     -------    ----------  ---------       -----

BALANCE, January 31, 1995                    1,500,000   $15,000   $  238,588   $ 2,335   $  25,800    $   281,723

   Net income                                     --        --           --        --        98,606         98,606
   Change in unrealized gain on investment        --        --           --       4,737        --            4,737
                                             ---------   -------   ----------   -------   ---------    -----------

BALANCE, January 31, 1996                    1,500,000    15,000      238,588     7,072     124,406        385,066

   Net loss                                       --        --           --        --      (429,238)      (429,238)
   Change in unrealized gain on investment        --        --           --      12,665        --           12,665
   Net proceeds from issuance of common
     stock and common stock warrants         1,075,000    10,750    4,982,170      --          --        4,992,920
                                             ---------   -------   ----------   -------   ---------    -----------

BALANCE, January 31, 1997                    2,575,000   $25,750   $5,220,758   $19,737   $(304,832)   $ 4,961,413
                                             =========   =======   ==========   =======   =========    ===========



              The accompanying notes to financial statements are an
                       integral part of these statements.

                         STREICHER MOBILE FUELING, INC.

                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 1997 AND 1996

                                                                     1997           1996
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                             $  (429,238)   $    98,606
   Adjustments to reconcile net (loss) income to net cash
     used in operating activities-
       Loss on disposal of equipment                                   5,928           --
       Depreciation and amortization                                 391,894        304,796
       Deferred income tax (benefit) provision                      (208,540)       110,641
       Changes in operating assets and liabilities:
         Accounts receivable, net                                 (1,760,202)    (1,105,160)
         Inventories                                                     232         (9,119)
         Prepaid expenses and other current assets                  (153,758)       (14,239)
         Other assets                                                (31,265)       (74,055)
         Accounts payable                                          1,088,905        353,318
         Accrued expenses                                             89,584         36,424
         Customer deposits                                             5,826            640
                                                                 -----------    -----------
           Net cash used in operating activities                  (1,000,634)      (298,148)
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment                                  100,657           --
   Purchase of investment                                               --          (70,432)
   Purchases of property and equipment                              (694,919)    (1,103,536)
   Proceeds from disposal of equipment                                54,301           --
   Net (increase) decrease in note receivable from Enterprises      (286,745)        85,852
                                                                 -----------    -----------
           Net cash used in investing activities                    (826,706)    (1,088,116)
                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings under line of credit                 (398,326)       768,230
   Borrowings under long-term debt                                 1,499,655      1,009,433
   Principal payments on long-term debt                           (1,437,937)      (349,901)
   Principal payments on capital lease obligations                  (170,480)      (110,132)
   Net proceeds from issuance of common stock and common
     stock warrants                                                4,992,920           --
                                                                 -----------    -----------
           Net cash provided by financing activities               4,485,832      1,317,630
                                                                 -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                     2,658,492        (68,634)
CASH AND CASH EQUIVALENTS, beginning of year                         189,508        258,142
                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                           $ 2,848,000    $   189,508
                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for-
       Interest                                                  $   457,153    $   326,661
                                                                 ===========    ===========
       Income taxes                                              $    85,256    $    53,916
                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations originated                        $      --      $    96,323
                                                                 ===========    ===========
     Unrealized gain on investment                               $    12,665    $     4,737
                                                                 ===========    ===========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                         STREICHER MOBILE FUELING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 1997 AND 1996


(1)  NATURE OF OPERATIONS:

Streicher Mobile Fueling, Inc. (the "Company") was incorporated in the State of Florida in October 1996. Prior to the effective date of the Company's registration statement for its initial public offering on December 11, 1996, the Company's business was conducted through the Mobile Fueling Division of Streicher Enterprises, Inc. ("Enterprises"), which began mobile fueling operations in 1983. Enterprises completed a corporate reorganization as of such effective date, pursuant to which the Mobile Fueling Division of Enterprises transferred its assets, liabilities and operations to the Company. Such corporate reorganization has been retroactively reflected in the accompanying financial statements and notes thereto as if such transfer had occurred at inception of the former Mobile Fueling Division. Accordingly, retained (deficit) earnings includes the cumulative results of the former Mobile Fueling Division. Enterprises is wholly owned by the president of the Company and currently owns 52.4% of the outstanding common stock of the Company.

The Company delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). The Company currently has operations in Florida, Georgia, Tennessee, Southern California and Texas.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       (a)  Basis of Presentation-

The accompanying financial statements include the assets, liabilities and operations of the former Mobile Fueling Division of Enterprises on a retroactive basis as if the transfer discussed in Note 1 had occurred at the date of inception of the former Mobile Fueling Division.

Included in both revenue and cost of sales in the accompanying statements of operations are Federal and state fuel taxes. The Company collects such taxes from its customers, when required, and remits the taxes to the appropriate taxing authorities.

       (b)  Cash and Cash Equivalents-

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents in the accompanying balance sheets is interest bearing cash of approximately $2,800,000 and $141,000 as of January 31, 1997 and 1996, respectively.

       (c)  Investments-

Investments consist of a certificate of deposit, with a maturity of greater than three months carried at cost which approximates market, and a marketable equity security reported at market value. The certificate of deposit is collateral for an irrevocable letter of credit issued under an agreement entered into with a vendor, on behalf of a customer, for the issuance of credit instruments to purchase selected products and services. The letter of credit and collateralized certificate of deposit are required until the credit instruments are returned to the vendor for cancellation.

The marketable equity security is classified as available-for-sale and is presented at market value. The unrealized gain, net of income taxes, is recorded directly as a component of shareholders' equity.

       (d)  Accounts Receivable-

Accounts receivable is due from companies within a broad range of industries and is generally unsecured. The Company provides for credit losses based on management's evaluation of collectibility based on current and historical performance of the customer.

       (e)  Inventories-

Inventories, consisting of gasoline and diesel fuel, is carried at cost which approximates the first-in, first-out method.

       (f)  Property and Equipment-

Property and equipment is stated at cost less accumulated depreciation and amortization. Ordinary maintenance and repairs are expensed as incurred. Improvements which significantly increase the value or useful life of property and equipment are capitalized. Property and equipment is depreciated or amortized using the straight-line method over the following estimated useful lives:

                                                                                   Years
                                                                        -----------------------------

             Custom trucks                                                           10
             Mobile fuel tanks                                                       25
             Machinery and equipment                                                  5
             Furniture and fixtures                                                  10
             Capital leases and leasehold improvements                         Lesser of lease
                                                                               term or useful life

       (g)  Income Taxes-

The Company provides Federal and state income taxes at the applicable Federal and state statutory rates. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and the amounts recorded for financial reporting purposes. Income taxes are provided as if the Company had been a separate taxable entity since inception of the former Mobile Fueling Division.

       (h)  Revenue Recognition-

The Company recognizes revenue at the time services are performed and fuel is delivered.

       (i)  Use of Estimates-

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       (j)  Fair Value of Financial Instruments-

The Company's financial instruments, primarily consisting of cash and cash equivalents, investments, accounts receivable, note receivable from Enterprises, accounts payable, line of credit, debt and capital lease obligations, approximate fair value due to their short-term nature or interest rates that approximate market.

       (k)  Net (Loss) Income Per Share-

Net (loss) income per share is determined by dividing net (loss) income by the weighted average common shares outstanding. For all periods presented, outstanding common shares reflect the reorganization of Enterprises discussed in
Note 1 and the initial issuance of common stock by the Company as if such reorganization had occurred at inception of the former Mobile Fueling Division. Common stock equivalents, consisting of employee stock options and common stock warrants in fiscal 1997, were antidilutive and accordingly, were not included in the calculation of net loss per share in fiscal 1997. No common stock equivalents existed in fiscal 1996. Primary and fully diluted earnings per share are the same for all periods presented herein.

       (l)  Recent Accounting Pronouncements-

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes accounting standards to account for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. There was no effect on the Company's financial position or results of operations upon the adoption of SFAS No. 121.

In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition in the financial statements or footnote disclosure. The Company has elected to continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, has not recognized compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value at the date of grant. Changes in the accounting for stock-based compensation are optional and the Company has only adopted the disclosure requirements of SFAS No. 123 as of January 31, 1997. See Note 12.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which requires adoption by the Company as of January 31, 1998. SFAS No. 128 simplifies the accounting for earnings per share presenting basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings per share are the same, as the Company's common stock equivalents are antidilutive. In addition, the Company's basic and diluted earnings per share are the same as that computed under APB No. 15, "Earnings Per Share", as presented in the accompanying statements of operations. SFAS No. 128 must be adopted as of January 31, 1998 and be retroactively reflected in the financial statements.

       (m)  Reclassifications-

Certain prior year amounts have been reclassified to conform with the current year presentation.

(3)  PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of the following:

                                                                        January 31,
                                                                 -------------------------
                                                                   1997            1996
                                                                 ----------     ----------

Custom trucks                                                    $1,839,800     $1,559,665
Mobile fuel tanks                                                   990,661        839,819
Machinery and equipment                                             772,234        649,707
Furniture and fixtures                                               37,251         34,662
Leasehold improvements                                               97,350         61,798
Capital leases                                                      597,557        577,074
                                                                 ----------     ----------

                                                                  4,334,853      3,722,725

Less:  accumulated depreciation and amortization                    966,074        598,060
                                                                 ----------     ----------

                                                                 $3,368,779     $3,124,665
                                                                 ==========     ==========

The Company is dependent on two manufacturers for its future custom truck and mobile fuel tank purchases. The Company does not have any contracts or written agreements with such manufacturers for the purchase of such equipment in the future.

 (4)  LINE OF CREDIT:

As of January 31, 1996, Enterprises had borrowings of $1,802,795 under a $2,000,000 line of credit agreement with a bank. In July 1996, the line of credit was increased to $2,700,000. Amounts outstanding under the line of credit as of January 31, 1997 totaled $1,404,469. As the line of credit is collateralized by the assets of the Company and repayment will result from the assets and operations of the Company, such line of credit was fully allocated to the Company and reflected in the accompanying balance sheets. Interest is payable monthly at 1.5% over the prime rate (9.75% as of January 31, 1997).
The line of credit matures in August 1997.

Borrowings under the line of credit are secured by substantially all of the assets of the Company and are guaranteed by the Company and the sole shareholder of Enterprises. The long-term debt and capital lease obligations included in Notes 5 and 6, respectively, are also guaranteed by the Company and the sole shareholder of Enterprises. Under the terms of the credit agreement, Enterprises is required to comply with certain financial covenants and restrictions, including maintaining a minimum tangible net worth of $375,000. As of January 31, 1997, management believes Enterprises was in compliance with these financial covenants and restrictions.

(5)  LONG-TERM DEBT:

Enterprises is obligated under promissory notes payable which are collateralized by custom trucks and mobile fuel tanks of the Company; accordingly, the debt is fully allocated to the Company. Long-term debt consists of the following:

                                                                              January 31,
                                                                       -------------------------
                                                                          1997           1996
                                                                       ----------     ----------

Commercial loans and promissory notes payable (10% weighted
   average fixed interest rate at January 31, 1997) due in monthly
   installments with varying maturities through March 2001             $1,097,356     $  907,137

Promissory notes payable (Prime plus 1.5%, 9.75% at January 31,
   1997) due in monthly installments through July 2001                    552,467         89,133

Promissory notes payable (Prime plus 2%, 10.25% at January 31,
   1997) refinanced in July 1996                                             --          591,835
                                                                       ----------     ----------

Total long-term debt                                                    1,649,823      1,588,105

Less: current portion                                                     632,028        471,404
                                                                       ----------     ----------

Long-term debt, excluding current portion                              $1,017,795     $1,116,701
                                                                       ==========     ==========

Future principal payments on long-term debt are due as follows as of January 31, 1997:

                          Year Ending January 31,
                          -----------------------

                          1998                         $    632,028
                          1999                              402,416
                          2000                              325,357
                          2001                              272,312
                          2002                               17,710
                                                       ------------
                                                       $  1,649,823
                                                       ============

(6)  CAPITAL LEASE OBLIGATIONS:

Enterprises leases certain equipment and trucks utilized by the Company which are also fully allocated to the Company and are accounted for as capital leases. The following is a schedule by year of future minimum lease payments under such capital leases together with the present value of minimum lease payments as of January 31, 1997:

                          Year Ending January 31,
                          -----------------------

                          1998                                               $    125,336
                          1999                                                     85,701
                          2000                                                     25,708
                          2001                                                      4,082
                                                                             ------------

                          Total minimum lease payments                            240,827

                          Less:  Amounts representing interest                     26,300
                                                                             ------------
                          Present value of minimum lease
                              payments                                            214,527

                          Less:  Current portion                                  108,824
                                                                             ------------

                          Long-term portion                                  $    105,703
                                                                             ============

(7)  MAJOR CUSTOMERS:

Revenue from two major customers (representing over 10% of revenue) was approximately $3,741,000 and $4,373,000 in fiscal 1997 and $3,071,000 and
$2,692,000 in fiscal 1996, respectively.

(8)  RELATED PARTY TRANSACTIONS:

The Company engages in certain transactions with Enterprises. A note receivable from Enterprises totaled $319,043 and $32,298 as of January 31, 1997 and 1996, respectively, which bears interest at 8.25 percent annually. Such amounts represent tax benefits of the Company used by Enterprises and cash advances to Enterprises and certain expenses of Enterprises paid by the Company prior to its initial public offering. Interest income includes approximately $13,000 in fiscal 1997 and $16,000 in fiscal 1996 relating to the note receivable from Enterprises. The repayment terms of the note receivable from Enterprises are payments of interest only due annually with a final payment of all accrued interest and all unpaid principal due and payable January 31, 2007. The primary asset of Enterprises to support such repayment is its 52.4% ownership interest in the Company's common stock which is presently restricted from sale or pledging through December 2001.

The Company has entered into operating leases with the sole shareholder of Enterprises for the lease of the Company's headquarters and a division office that expire in July 2014 and August 2015, respectively. Total rent expense under these leases will be approximately $73,000 for each of the next five years and will total approximately $930,000 thereafter. Rent expense totaling approximately $70,000 and $64,000 for the years ended January 31, 1997 and 1996, respectively, was paid to the sole shareholder of Enterprises.

(9)  INCOME TAXES:

Income taxes are determined as if the Company had been a separate tax paying entity since inception of the former Mobile Fueling Division. Beginning in December 1996, the Company became a separate tax paying entity. Included as a reduction of deferred income tax liabilities was approximately $410,000 and $188,000 as of January 31, 1997 and 1996, respectively, representing the tax effect of net operating losses and alternative minimum tax credits generated by the Company prior to December 1996. Through a tax benefit agreement with Enterprises, as such net operating loss and alternative minimum tax carryforwards are realized by Enterprises the related tax benefits will be owed to the Company under such agreement and reflected in note receivable from Enterprises. As of January 31, 1997, the Company also has net operating loss carryforwards of approximately $120,000, relating to the period subsequent to the reorganization discussed in Note 1, available to offset future taxable income through 2012. Deferred income tax liabilities consist primarily of the tax effect of accelerated depreciation for income tax purposes, reduced by the tax effect of net operating loss and alternative minimum tax carryforwards. Realization of such tax benefits is dependent on generating sufficient taxable income prior to expiration of the carryforward period. Although realization is not assured, management of both the Company and Enterprises believe it is more likely than not that all of the net operating loss and alternative minimum tax carryforwards will be realized. The amount of the recorded tax benefit considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The benefit (provision) for income taxes consists of the following for the years ended January 31, 1997 and 1996:

                                     1997            1996
                                   ---------      ---------

          Federal                  $ 198,767      $ (64,183)
          State                       33,784        (10,986)
                                   ---------      ---------
                                   $ 232,551      $ (75,169)
                                   =========      =========

          Current                  $  24,011      $  35,472
          Deferred                   208,540       (110,641)
                                   ---------      ---------

                                   $ 232,551      $ (75,169)
                                   =========      =========

The actual tax benefit (provision) of the Company for the years ended January 31, 1997 and 1996 differs from the statutory Federal tax rate of 34% due to the following:

                                                              1997           1996
                                                            ---------      --------

          Expected benefit (provision) for income
            taxes at statutory Federal income tax rates     $ 225,008      $(59,084)
          State income taxes                                   22,297        (7,251)
          Nondeductible expenses                              (14,754)       (8,834)
                                                            ---------      --------
          Actual benefit (provision) for income taxes       $ 232,551      $(75,169)
                                                            =========      ========

 (10)  COMMITMENTS AND CONTINGENCIES:

       (a)  Operating Leases -

In addition to the operating leases for property owned by the sole shareholder of Enterprises discussed in Note 8, the Company has other operating leases from third parties for division offices expiring through 1999. Rent expense under these operating leases for the fiscal years ended January 31, 1997 and 1996 was approximately $56,000 and $40,000, respectively. Remaining payments relating to these properties are approximately $79,000 primarily payable over the next year.

       (b)  Governmental Regulation -

The Company's operations are affected by numerous Federal, state and local laws, including those relating to protection of the environment and worker safety. The transportation of gasoline and diesel fuel is subject to regulation by various Federal, state and local agencies, including the U.S. Department of Transportation. These regulatory authorities have broad powers, and the Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, its services. The Company is also subject to the rules and regulations of the Hazardous Materials Transportation Act. In addition, the Company depends on the supply of gasoline and diesel fuel from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry. The Company cannot determine the extent to which its future operations and results may be affected by new legislation, new regulations or changes in existing regulations.

The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liability for redemption of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. The Company carries liability insurance of $10,000,000 in the event of such occurrences.

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

       (c)  Employment Agreement -

In December 1996, the Company entered into an employment agreement with its president. The term of the agreement is five years and will automatically renew for two successive two-year terms, unless notice of termination is given by the Company prior to a renewal period. The agreement provides that the president shall receive an initial annual base salary of $275,000, subject to cost-of-living increases; and will be eligible to participate in a bonus pool which will provide additional compensation to him and certain other members of senior management of up to ten percent of the Company's pre-tax earnings. No bonus was earned in fiscal 1997.

The agreement provides that if the president's employment is terminated as a result of his death or disability, he or his estate will receive for a period of six months, his base salary in effect as of the date of such termination and a prorated amount of any bonuses. The agreement also provides that in the event the president's employment is terminated "without cause" the president will receive, in addition to any salary, bonus and other compensation accrued through the date of termination, a lump sum equal to the greater of the full amount of salary, bonuses and other compensation due under the agreement for the remainder of the term and three times the then-existing salary and most recent annual bonus. The agreement further provides that the president will not compete with the Company while employed by the Company and for a period of two years following termination of employment. In the event that his employment is terminated without cause, as a result of his death or disability, or upon a change of control (as defined in the employment agreement), all options to purchase common stock held by the president shall become immediately exercisable.

The agreement also provides for two percent per annum of the outstanding balance of the guaranteed debt to be paid to the president in quarterly installments. Such amounts approximated $8,000 for the year ended January 31, 1997.

       (d)  Absence of Written Agreements -

Most of the Company's customers do not have written agreements with the Company and can terminate the Company's mobile fueling services at any time and for any reason. If the Company were to experience a high rate of terminations, the Company's business and financial performance could be materially adversely affected.

       (e)  Fuel Pricing -

Gasoline and diesel fuel are commodities and, as such, their wholesale prices are subject to fluctuations in response to changes in supply or other market conditions over which the Company has no control. Since the Company sells fuel to its customers at fixed amounts over its wholesale cost, the Company's gross profit as a percentage of revenue may fluctuate as a result of changes in wholesale gasoline and diesel fuel prices. Currently, the Company does not engage in derivatives or futures trading to hedge fuel price movements.

       (f)  Litigation -

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, no litigation or claims exist that would have a material effect on the financial position or results of operations of the Company as of January 31, 1997.

       (g)  Other Commitments -

In fiscal 1996, the Company entered into a consulting agreement with a minority shareholder for consulting services to be rendered to the Company. Consulting services rendered under the agreement totaled approximately $124,000 in fiscal 1997. As of January 31, 1997, remaining amounts owed under the consulting agreement totaled $145,000, which are payable $10,000 per month. The agreement also provides for the minority shareholder to receive a fee of 2.5% of any merger transaction which he brokers for the Company, as defined.

In August 1996, the Company also entered into a consulting agreement with its underwriter to provide financial and investor relations services, public relations services and corporate communications services for a period of two years. Total costs of $100,000 were paid from the net proceeds of the offering of which $26,000 was charged to expense in fiscal 1997.

 (11)  SHAREHOLDERS' EQUITY:

In October 1996, the Company amended its articles of incorporation to authorize the issuance of 1,000,000 shares of preferred stock with such designations, rights and preferences as may be determined by the Board of Directors of the Company. At January 31, 1997, there were no preferred shares issued or outstanding.

In December 1996, the Company completed an initial public offering of 1,075,000 shares of common stock and 1,150,000 common stock warrants providing net proceeds to the Company of approximately $4,993,000.

 (12)  COMMON STOCK WARRANTS AND OPTIONS:

The Company issued 1,150,000 common stock warrants in conjunction with its initial public offering in December 1996. Each warrant entitles the holder to purchase one share of common stock at a price of $6.90 per share for a period of four years commencing in December 1997 (the "First Exercise Date"). Each warrant is redeemable by the Company at a redemption price of $0.01 per warrant, at any time after the First Exercise Date, upon thirty days' prior written notice to the holders, if the average closing bid price of the common stock, as reported on the principal exchange on which the common stock is traded, equals or exceeds $10.50 per share for 20 consecutive trading days ending three days prior to the date of the notice of redemption. Any warrant holder who does not exercise prior to the redemption date, as set forth in the Company's notice of redemption, will forfeit the right to purchase the common stock underlying the warrants, and after the redemption date or upon conclusion of the exercise period any outstanding warrants will become void and be of no further force or effect, unless extended by the Board of Directors of the Company.

The number of shares of common stock that may be purchased is subject to adjustment upon the occurrence of certain events including a dividend distribution to the Company's shareholders, or a subdivision, combination or reclassification of the outstanding shares of common stock. Further, the warrant exercise price is subject to adjustment in the event the Company issues additional stock or rights to acquire stock at a price per share that is less than the current market price per share of common stock on the record date established for the issuance of additional stock or rights to acquire stock. The term "current market price," is defined as the average of the daily closing prices, will not be adjusted in the case of the issuance or exercise of options pursuant to the Company's stock option plans, the issuance or exercise of the underwriter's warrants (or the warrants included therein) or any other options or warrants outstanding as of December 1996. The warrant exercise price is also subject to adjustment in the event of a consolidation or merger where a distribution by the Company is made to its stockholders of the Company`s assets or evidences of the indebtedness (other than cash or stock dividends) or pursuant to certain subscription rights or other rights to acquire common stock.

The Company may at any time, and from time to time, extend the exercise period of the warrants, provided that written notice of such extension is given to the warrant holders prior to the expiration of the date then in effect. Also, the Company may reduce the exercise price of the warrants for limited periods or through the end of the exercise period in accordance with the terms of the Company's warrant agreement with the transfer agent if deemed appropriate by the Board of Directors. The Company does not presently contemplate any extension of the exercise period nor does it contemplate any reduction in exercise price of the warrants.

The employment agreement with the Company's president referred to in Note 10 also provides for the issuance of stock options to acquire 1,000,000 shares of common stock at $6 per share. The timing of vesting of the stock options is contingent upon the Company achieving either a specified earnings per share level or a specified stock price level (the "performance threshold"), for the corresponding fiscal year end. Commencing with fiscal year ending January 31, 1998 and at each of the four fiscal year ends thereafter, 200,000 of such options will become exercisable if the Company achieves earnings per share, as defined in the agreement, of $.36, $.43, $.52, $.62 and $.74 for the fiscal years ending January 31, 1998, 1999, 2000, 2001 and 2002, respectively, (or cumulative earnings per share after fiscal 1998 of $.66, $1.09, $1.61, $2.23 and $2.97, respectively), or the closing bid price of the Company's common stock on any 20 consecutive trading days during such fiscal year is $7.25, $8.75, $10.50, $12.50 and $15.00, respectively, or the Company has cumulative net income of $2 million, $3 million, $4 million, $5 million and $6 million, respectively, as defined. For any fiscal year after January 31, 1998 in which the Company attains the foregoing earnings, per share stock price or cumulative net income targets, any options eligible for vesting in prior years which were not vested and exercisable because the targets for such fiscal years were not achieved, shall become exercisable. In addition, for any fiscal year in which the Company attains the earnings per share, stock price or cumulative net income targets applicable to a subsequent fiscal year, all options eligible for vesting in such subsequent fiscal year shall vest and become exercisable. If any of the warrants are exercised, the options shall vest and become exercisable pro rata (based on the number of warrants exercised) to the extent not already vested in accordance with the foregoing. Regardless of the Company's performance, all of the stock options granted to the president shall vest and become exercisable ten years from the date of the grant.

In December 1996, the Company adopted a Stock Option Plan (the "Plan"), under which 100,000 shares of common stock are reserved for issuance upon exercise of options. The Plan is designed to serve as an incentive for retaining qualified and competent employees. The Company's Board of Directors administers the Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company and consultants. The Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and nonqualified stock options. Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant and the per share exercise price of nonqualified stock options will not be less than 85% of the fair market value on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant or after the expiration of 10 years from the date of grant. Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. The Plan also authorizes the Company to make loans to optionees to enable them to exercise their options and to allow them to use common stock to pay for the exercise of their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the rate of interest payable by the Company to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. To date, no options have been granted under the Plan.

Pro forma information required by SFAS No. 123 has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants of 1,000,000 options to the Company's president in December 1996: risk-free interest rate of 7%, dividend yield of 0%, expected volatility of 50% and expected life of 10 years. The Company's pro forma information for fiscal 1997 is as follows:

                    Net loss - as reported               $  (429,238)
                    Pro forma net loss                   $  (483,363)

                    Net loss per share - as reported     $     (0.26)
                    Pro forma net loss per share         $     (0.26)
