Form 10QSB/A
period 1996-10-31
STREICHER MOBILE FUELING INC
filed 1997-05-02
CIK 1024452

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB/A
                              (Amendment No. 2)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended     October 31, 1996
                                     -------------------------------------------

                                     OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934

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
                -----       -----
As of October 31, 1996, 1,500,000 shares of the issuer's common stock were outstanding.

         This report contains 12 pages.  There are no exhibits.

                 X   Traditional Small Business Disclosure Format
               -----

                       STREICHER MOBILE FUELING, INC.

                                FORM 10-QSB/A

                                    INDEX


10-QSB Part and Item No.

         Part I-Financial Information

                 Item 1.  Financial Statements (Unaudited)

                          Condensed Balance Sheets as of
                          October 31, 1996 and January 31, 1996 . . . . . . . . . . . . .    3

                          Condensed Statements of Operations for
                          the three month and nine month periods
                          ended October 31, 1996 and 1995 . . . . . . . . . . . . . . . .    4

                          Condensed Statements of Cash Flows for the nine
                          month periods ended October 31, 1996 and 1995 . . . . . . . . .    5

                          Notes to Condensed Financial Statements . . . . . . . . . . . .    6

                 Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Plan of Operations  . . . . . . . . . . . . . . .    7

         Part II-Other Information




                 Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   10
                 Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . .   10
                 Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . .   10
                 Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .   10
                 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . .   10
                 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .   10

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11


                        STREICHER MOBILE FUELING, INC.
                           CONDENSED BALANCE SHEETS
                       OCTOBER 31 AND JANUARY 31, 1996
                                 (UNAUDITED)




                                                                  October 31,    January 31,
                                                                     1996           1996
                                                                     ----           ----
                             ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                                      $   55,896     $  189,508
  Investments (restricted $65,000 and $63,000, respectively)         95,023        203,743
  Accounts receivable, net of allowance for doubtful
     accounts of $40,000 and $28,000 respectively                 4,089,959      2,592,559
  Inventories                                                        69,620         65,193
  Prepaid expenses and other                                        118,150        100,790
                                                                 ----------     ----------
          Total current assets                                    4,428,648      3,151,793
PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $876,574 and $598,060 respectively                        3,306,717      3,136,665
NOTES RECEIVABLE FROM ENTERPRISES                                   154,309         32,298
OTHER ASSETS                                                        338,441         37,180
                                                                 ----------     ----------

          Total assets                                           $8,228,115     $6,357,936
                                                                 ==========     ==========
               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                 $2,700,000     $       --
  Current portion of long-term debt                                 818,201        471,404
  Current portion of capital lease obligations                      106,560        131,766
  Accounts payable                                                2,480,914      1,322,126
  Accrued expenses                                                  346,254        337,234
  Customer deposits                                                 159,874        163,844
                                                                 ----------     ----------
          Total current liabilities                               6,611,803      2,426,374
                                                                 ----------     ----------
LONG-TERM LIABILITIES:
  Line of credit                                                         --      1,802,795
  Long-term debt, excluding current portion                       1,162,675      1,116,701
  Capital lease obligations, excluding current portion              144,112        253,241
  Deferred income taxes                                             223,759        373,759
                                                                 ----------     ----------
          Total long-term liabilities                             1,530,546      3,546,496
                                                                 ----------     ----------
          Total liabilities                                       8,142,349      5,972,870
                                                                 ----------     ----------
COMMITMENTS AND CONTINGENCIES: (Notes 5 and 6)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                             --             --
  Common stock, $.01 par value, 20,000,000 shares authorized,
     1,500,000 shares issued and outstanding                         15,000         15,000
  Additional paid-in capital                                        238,588        238,588
  Unrealized gain on investment                                       7,072          7,072
  Retained (deficit) earnings                                     (174,894)        124,406
                                                                 ----------     ----------
          Total shareholders' equity                                 85,766        385,066
                                                                 ----------     ----------
          Total liabilities and shareholders' equity             $8,228,115     $6,357,936
                                                                 ==========     ==========


The accompanying notes to financial statements are an integral part of these condensed balance sheets.

                        STREICHER MOBILE FUELING, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                 THE THREE MONTH AND NINE MONTH PERIODS ENDED
                          OCTOBER 31, 1996 AND 1995
                                 (UNAUDITED)





                                               THREE MONTH PERIODS            NINE MONTH PERIODS
                                                ENDED OCTOBER 31,              ENDED OCTOBER 31,
                                           -------------------------      --------------------------
                                              1996           1995             1996           1995
                                           ----------    -----------      -----------    -----------
REVENUE, including fuel taxes of
$2,724,000, $2,257,000, $6,290,000
and $6,059,000, respectively               $9,009,960     $5,760,007      $22,897,815    $16,536,477
COST OF SALES                               8,358,580      5,101,978       21,119,509     15,049,212
                                           ----------    -----------      -----------    -----------
     Gross profit                             651,380        658,029        1,778,306      1,487,265

OPERATING EXPENSES                            664,689        433,286        1,909,082      1,288,777
                                           ----------    -----------      -----------    -----------
     (Loss) income from operations            (13,309)       224,743         (130,776)       198,488
INTEREST EXPENSE                              (93,584)       (90,808)        (353,836)      (244,870)
OTHER INCOME (EXPENSE)                          2,357         (5,116)           8,744         14,090
                                           ----------    -----------      -----------    -----------
     (Loss) income before benefit
       (provision) for income taxes          (104,536)       128,819         (475,868)       (32,292)

BENEFIT (PROVISION) FOR INCOME
  TAXES                                        42,717        (45,350)         176,568         11,370
                                           ----------    -----------      -----------    -----------
     Net (loss) income                     $  (61,819)   $    83,469      $  (299,300)   $   (20,922)
                                           ==========    ===========      ===========    ===========
NET (LOSS) INCOME PER SHARE                $    (0.04)   $      0.06      $     (0.20)   $     (0.01)
                                           ==========    ===========      ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                 1,500,000      1,500,000        1,500,000      1,500,000
                                           ==========    ===========      ===========    ===========



The accompanying notes to financial statements are an integral part of these condensed statements.

                        STREICHER MOBILE FUELING, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                         THE NINE MONTH PERIODS ENDED
                          OCTOBER 31, 1996 AND 1995
                                 (UNAUDITED)




                                                                 NINE MONTH PERIODS
                                                                  ENDED OCTOBER 31,
                                                             -------------------------
                                                               1996             1995
                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (299,300)  $   (20,922)
  Adjustments to reconcile net loss to
    net cash used in operating activities--
    Loss on disposal of equipment                                  5,928            --
    Depreciation and amortization                                293,621       215,749
    Deferred income tax benefit                                 (150,000)           --


    Changes in operating assets and liabilities:
      Accounts receivable                                     (1,497,400)   (1,142,712)
      Inventories                                                 (4,427)       (7,483)
      Prepaid expenses and other                                 (17,360)      (35,867)
      Other assets                                              (301,261)      (75,734)
      Accounts payable                                         1,158,788       535,277
      Accrued expenses                                             9,020        52,435
      Customer deposits                                           (3,970)       (1,380)
                                                             ------------  ------------
         Net cash used in operating activities                  (806,361)     (480,637)
                                                             -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of investment                               108,720            --
  Purchase of investment                                              --       (64,408)
  Net (increase) decrease in note receivable from
    Enterprises                                                 (122,011)       80,022
  Purchases of property and equipment                           (524,358)     (864,278)
  Proceeds from disposal of equipment                             54,757            --
                                                             -----------   -----------
         Net cash used in investing activities
                                                                (482,892)     (848,664)
                                                             -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                            897,205       656,839
  Borrowings under long-term debt                              1,448,720       853,903
  Principal payments on long-term debt                        (1,055,949)     (206,552)
  Principal payments on capital lease obligations               (134,335)     (128,219)
                                                             -----------   -----------
         Net cash provided by financing
           activities                                          1,155,641     1,175,971
                                                             -----------   -----------
DECREASE IN CASH AND CASH EQUIVALENTS                           (133,612)     (153,330)
CASH AND CASH EQUIVALENTS, beginning of period                   189,508       258,142
                                                             -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                     $    55,896   $   104,812
                                                             ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for --
    Interest                                                 $   363,710   $   227,760
                                                             ===========   ===========
    Income taxes                                             $    85,256   $    35,000
                                                             ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

  Capital lease obligations originated
                                                             $       ---   $    96,323
                                                             ===========   ===========
  Unrealized gain on equity investment
                                                             $       ---   $     4,024
                                                             ===========   ===========


The accompanying notes to financial statements are an integral part of these condensed statements.

                         STREICHER MOBILE FUELING, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1996
                                  (UNAUDITED)


    (1) NATURE OF OPERATIONS:

    Streicher Mobile Fueling, Inc. (the"Company") was incorporated in October 1996. Streicher Enterprises, Inc. ("Enterprises") will complete a corporate reorganization immediately prior to the closing of an initial public offering of common stock and redeemable common stock purchase warrants of the Company which will result in the transfer of the assets, liabilities and operations of the Mobile Fueling Division of Enterprises to the Company which began mobile fueling operations in 1983. The Mobile Fueling Division delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers which operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services) and has operations in Florida, Georgia, Tennessee, Southern California and Texas. The aforementioned reorganization was completed prior to the initial public offering of securities of the Company which closed on Decem-ber 15, 1996.

    (2)  BASIS OF PRESENTATION:

    The accompanying financial statements include the assets, liabilities and operations of the Mobile Fueling Division of Enterprises on a retroactive basis as if such transfer had occurred at inception of the Mobile Fueling Division. Retained (deficit) earnings represents the cumulative results of the Mobile Fueling Division.

    In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required for annual financial statements. The January 31, 1996 balance sheet amounts have been extracted from the annual audited financial statements of the Company. The financial statements included herein should be read in conjunction with the audited financial statements contained in the Company's Prospectus. Certain amounts have been reclassified to conform with current quarter presentation.

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

    Borrowings under the line of credit are secured by substantially all of the assets of Enterprises and are personally guaranteed by the sole shareholder of Enterprises. Under the terms of the credit agreement, Enterprises is required to comply with certain financial covenants and restrictions, including maintaining a minimum tangible net worth of $375,000 on a consolidated basis. As of January 31, 1996, Enterprises' consolidated tangible net worth exceeded the minimum required, and Enterprises was in compliance with these financial covenants and restrictions. Subsequent to January 31, 1996, Enterprises was not in compliance with the tangible net worth covenant of its line of credit agreement and obtained a waiver from the bank of such covenant through August 1, 1997. Upon completion of its initial public offering in December 1996, Enterprises far exceeded the minimum required financial covenants.

    (5)  RELATED PARTY TRANSACTIONS:

    The Company engages in certain transactions with Enterprises. Note receivable from Enterprises totaled $32,298 as of January 31, 1996 and $154,309
as of October 31, 1996.   Rent expense paid to the sole shareholder of
Enterprise totaled $47,500 for the nine months ended October 31, 1995 and $47,700 for the nine months ended October 31, 1996.

    The Company has operating leases with Enterprises that expire in July 2014 and August 2015. Total rent expense for these properties will be approximately $64,000 for each of the next five years and approximately $821,000 thereafter.

    (6)  COMMITMENTS AND CONTINGENCIES:

    In addition to the operating leases for property owned by the sole shareholder of Enterprises, the Company has other operating leases that expire in January and June 1997. Rent expense under these operating leases was $95,000 and $79,000 for nine months ended October 31, 1996 and 1995, respectively. Remaining payments relating to these properties at that time were approximately $6,800.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND PLAN OF OPERATIONS

    The following analysis of the Company's financial condition as of October 31, 1996 and the Company's results of operations for the three and nine month periods ended October 31, 1996 and 1995 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB/A. This Form 10-QSB/A contains certain statements of a forward-looking nature relating to future events of the future financial performance of the Company. Such statements should specifically be considered in light of the various factors identified in this Form 10-QSB/A, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

OVERVIEW

    The Company derives all of its revenue from providing mobile fueling services. Revenue is comprised principally of sales of gasoline and diesel fuel and related service charges. Cost of sales is comprised principally of the cost of fuel and transportation costs (primarily payroll). Included in both revenue and cost of sales is Federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authority.

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

    Gross profit decreased $7,000, or 1.0%, in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. This decrease in gross profit does not correspond with the increase in revenue due in part to a decrease in service charges per gallon during the quarter in response to competitive conditions. As a percentage of revenue, gross profit decreased from 11.4% in the third quarter of fiscal 1996 to 7.2% in the corresponding period of fiscal 1997 primarily as a result of an overall increase in the wholesale prices of gasoline and diesel fuel. Because the Company sells fuel to its customers at fixed amounts over its wholesale costs, the increase in fuel prices resulted in lower gross margins as a percentage of revenue. In addition, an increase in driver payroll costs included in cost of sales associated with expansion into new markets and underutilization of equipment in such markets adversely impacted the Company's gross margin during the quarter.

    Operating expenses increased $231,000, or 53.4%, in the third quarter of fiscal 1997 compared to the same period in fiscal 1996. As a percentage of revenue, operating expenses decreased slightly from 7.5% in the third quarter 1996 to 7.4% in the corresponding period of fiscal 1997.

    Interest expense increased $3,000, or 3.1%, in the third quarter of fiscal 1997 compared with the corresponding period in fiscal 1996 as a result of an increase in borrowings to fund the Company's acquisition of new trucks, primarily for existing locations.

    The Company recorded an income tax provision of $45,000 in the third quarter of fiscal 1996 and an income tax benefit of $43,000 in the third quarter of fiscal 1997.

    The Company had net income $83,000, or $0.06 per share, for the third quarter of fiscal 1996 and a net loss of $62,000, or $0.04 per share, for the third quarter of fiscal 1997.

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

    Gross profit increased $291,000, or 19.6%, in the nine months ended October 31, 1996 compared to the same period in fiscal 1996, primarily as a result of the increase in revenue. This increase in gross profit was lower than the corresponding increase in revenue due in part to a decrease in service charges per gallon during the nine months ended October 31, 1996 in response to competitive conditions. As a percentage of revenue, gross profit decreased from 9.0% in the first nine months of fiscal 1996 to 7.8% in the first nine months of fiscal 1997. Because the Company sells fuel to its customers at fixed amounts over its wholesale costs, the increase in fuel prices resulted in lower gross margins as a percentage of revenue. In addition, an increase in driver payroll costs included in cost of sales associated with expansion into new markets and underutilization of equipment in such markets adversely impacted the Company's gross margin during the nine months ended October 31, 1996.

    Operating expenses increased $620,000, or 48.1%, in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. As a percentage of revenue, operating expenses increased from 7.8% to 8.3% the first
nine months of fiscal 1996 and 1997, respectively.   The increase in operating
expenses primarily resulted from an increase in payroll and related administrative costs associated with the addition of personnel to support expansion of the Company's mobile fueling operations.

    Interest expense increased $109,000, or 44.5%, in the nine months ended October 31, 1996 compared to the corresponding period in fiscal 1996 as a result of increased borrowings to fund the Company's expansion into new markets and to acquire new custom fuel trucks for existing and new locations.

    The Company recorded an income tax benefit of $177,000 and $11,000 for the nine months ended October 31, 1996 and October 31, 1995, respectively.

    The Company had net loss of $21,000, or $0.01 per share, in the first nine months of fiscal 1996 and a net loss of $299,000, or $0.20 per share, in the first nine months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had working capital of $725,000 as of January 31, 1996 and ($2,183,000) as of October 31, 1996. The negative working capital resulted primarily from recording the Company's $2.7 million line of credit as a current liability as of October 31, 1996. The Company's primary long-term and working capital requirements have been to fund capital expenditures for custom fuel trucks and related equipment and working capital for its inventory requirements and the financing of customer accounts receivable. The Company's expansion over the past several years and its negative cash flows from operating activities have been financed by additional bank borrows and lease financing. In the past, the Company has financed approximately between 85% and 95% of the purchase price of fuel trucks. Presently, the Company is unable to estimate the amount of cash required for the purchase of fuel trucks because such amount will be dependent upon the terms and conditions of financing, if any, available to the Company at the time of purchase. The Company's cash and unrestricted investments totaled $86,000 as of October 31, 1996.

    The Company has a credit facility with BankAtlantic providing for a $2.7 million revolving line of credit which the Company utilizes to purchase custom fuel trucks and for working capital. Borrowings are subject to a borrowing base determined by eligible accounts receivable and bear interest at 1.5% per annum over the prime rate. The facility is secured by substantially all of the Company's assets (including accounts receivable). The credit facility contains covenants that, among other things, include the maintenance of a minimum tangible net worth of $375,000, restrict mergers, dispositions of assets and certain business acquisitions. As a result of the Company's losses, the Company was not in compliance with the minimum tangible net worth covenant included in the bank's line of credit agreement. The Company has obtained a written waiver of such covenant from the bank through August 1, 1997. After giving effect to the initial public offering (see Subsequent Events) and the receipt of proceeds therefrom, the Company will be in compliance with the terms of its credit facility. See Note 4 of Notes to the Company's Condensed Financial Statements included elsewhere in this Form 10-QSB/A.

    Cash flows used in operating activities totaled $481,000 for the nine months ended October 31, 1995 and $806,000 for the nine months ended October 31, 1996. Cash flows from operating activities have been adversely affected by the Company's net losses as well as the funding of continually increasing number of accounts receivable resulting from the Company's expansion. The Company has experienced an increase of approximately 13 days in the average period of time for accounts receivable collection from 39 days at fiscal year end January 31, 1996 to 52 days at October 31, 1996. The increase in number of days outstanding is unfavorably influenced by the increase in fuel costs and fuel taxes. However, the Company is taking steps to improve its cash flows from operating activities, including improving accounts receivable collection methods; increasing the prices of certain of the Company's services; introducing a new daytime delivery service at an hourly rate; eliminating certain unprofitable services; and revising certain routes to increase truck utilization.

    Cash flows used in investing activities totaled $849,000 for the nine months ended October 31, 1995, and $483,000 for the nine months ended October 31, 1996. Cash flows used in investing activities in all periods principally represents expenditures for the purchase of custom fuel trucks and related equipment. In the past, the Company has financed approximately between 85% and 95% of the purchase price of fuel trucks.

    Cash flows from financing activities totaled $1,176,000 for the nine months ended October 31, 1995 and $1,156,000 for the nine months ended October, 1996. Cash flows from investing activities in each period principally represent the increase in net borrowings under the Company's line of credit and the repayment of obligations for equipment under capital leases.

SUBSEQUENT EVENTS

    On December 15, 1996 the Company successfully completed an initial public offering of securities of the Company, including 1,000,000 shares of common stock and 1,000,000 redeemable common stock purchase warrants (1,075,000 shares of common stock and 1,150,000 warrants including the over-allotment), as described in the Prospectus (the Offering), providing net proceeds to the Company of approximately $5,000,000.

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


                          PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company has no material proceedings pending. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company's business, reputation, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27.1 Financial Data Schedule for 9 Months (for S.E.C. use only).
         Exhibit 27.2 Financial Data Schedule for 3 Months (for S.E.C. use only).

                                  SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                        STREICHER MOBILE FUELING, INC.





                                        By: /s/ Stanley H. Streicher
                                            ------------------------------------
                                            Chief Executive Officer (Duly
                                            Authorized Director and
                                            Officer of the Registrant)




Dated: May 1, 1997