Form 10QSB
period 1997-04-30
STREICHER MOBILE FUELING INC
filed 1997-06-16
CIK 1024452

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended                    April 30, 1997
                               -------------------------------------------------

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

As of April 30, 1997, 2,575,000 shares of the issuer's common stock were outstanding.

  This report contains 12 pages.  There are no exhibits.

                 X   Traditional Small Business Disclosure Format
                ---

                         STREICHER MOBILE FUELING, INC.

                                   FORM 10-QSB

                                      INDEX


10-QSB Part and Item No.

   Part I-Financial Information

          Item 1.   Financial Statements (Unaudited)
                    Condensed Balance Sheets as of
                    April 30, 1997 and January 31, 1997...................... 3

                    Condensed Statements of Operations for
                    the three months ended April 30, 1997 and 1996........... 4

                    Condensed Statements of Cash Flows for the three
                    months ended April 30, 1997 and 1996..................... 5

                    Notes to Condensed Financial Statements.................. 6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................... 8


          Signatures.........................................................11

                         STREICHER MOBILE FUELING, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)





                                                                     APRIL 30,      JANUARY 31,
                                                                       1997            1997
                                                                       ----            ----
CURRENT ASSETS:
  Cash and cash equivalents                                        $ 2,448,727      $ 2,848,000
  Investments, restricted $66,000                                      116,524          115,751
  Accounts receivable, net of allowance for doubtful
     accounts of $60,000 and $51,000, respectively                   4,153,920        4,352,761
  Inventories                                                           78,781           76,961
  Prepaid expenses and other                                           243,528          254,548
                                                                   -----------      -----------
          Total current assets                                       7,041,480        7,648,021
PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $1,070,257 and $996,074 respectively                         3,528,487        3,368,779
NOTE RECEIVABLE FROM ENTERPRISES                                       328,244          319,043
OTHER ASSETS                                                           144,664           67,127
                                                                   -----------      -----------
          Total assets                                             $11,042,875      $11,402,970
                                                                   ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                     1,653,955      $ 1,404,469
  Current portion of long-term debt                                    643,110          632,028
  Current portion of capital lease obligations                         107,748          108,824
  Accounts payable                                                   2,004,887        2,411,031
  Accrued expenses                                                     487,559          426,818
  Customer deposits                                                    168,670          169,670
                                                                   -----------      -----------
          Total current liabilities                                  5,065,929        5,152,840
                                                                   -----------      -----------
LONG-TERM LIABILITIES:
  Long-term debt, excluding current portion                          1,090,492        1,017,795
  Capital lease obligations, excluding current portion                  80,617          105,703
  Deferred income taxes                                                 53,219          165,219
                                                                   -----------      -----------
          Total liabilities                                          6,290,257        6,441,557
                                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES: (Notes 5 and 6)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued and outstanding                                            --               --
  Common stock, $.01 par value, 20,000,000 shares authorized,
     2,575,000 shares issued and outstanding                            25,750           25,750
  Additional paid-in capital                                         5,220,758        5,220,758
  Unrealized gain on investment                                         19,737           19,737
  Accumulated deficit                                                 (513,627)        (304,832)
                                                                   ----------       ----------
          Total shareholders' equity                                 4,752,618        4,961,413
                                                                   -----------      -----------
          Total liabilities and shareholders' equity               $11,042,875      $11,402,970
                                                                   ===========      ===========



         The accompanying notes to financial statements are an integral part of these condensed balance sheets.

                         STREICHER MOBILE FUELING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (UNAUDITED)









                                                1997              1996
                                                ----              ----
REVENUE, including fuel taxes of
$3,104,000 and $1,719,000, respectively       $9,989,077       $6,943,518

COST OF SALES                                  9,408,588        6,436,435
                                              ----------       ----------

 Gross profit                                    580,489          507,083

OPERATING EXPENSES                               850,995          593,813
                                              ----------       ----------

 Loss from operations                           (270,506)         (86,730)

INTEREST EXPENSE                                 (86,322)        (132,289)

INTEREST INCOME                                   36,033               --
                                              ----------       ----------

 Loss before benefit for income taxes           (320,795)        (219,019)
BENEFIT FOR INCOME TAXES                         112,000           79,000
                                              ----------       ----------

 Net loss                                     $ (208,795)      $ (140,019)
                                              ==========       ==========

NET LOSS PER SHARE                            $    (0.08)      $    (0.09)
                                              ==========       ==========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                   2,575,000        1,500,000
                                              ==========       ==========















         The accompanying notes to financial statements are an integral part of these condensed statements.

                         STREICHER MOBILE FUELING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   (UNAUDITED)



                                                                            1997              1996
                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $  (208,795)        $  (140,019)
  Adjustments to reconcile net loss to
    net cash used in operating activities--
    Depreciation and amortization                                        104,183              94,577
    Deferred income tax benefit                                         (112,000)            (79,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                                198,841            (486,112)
      Inventories                                                         (1,820)            (28,323)
      Prepaid expenses and other                                          11,020             (30,299)
      Other assets                                                       (77,537)            (20,207)
      Accounts payable and accrued expenses                             (345,403)            574,372
      Customer deposits                                                   (1,000)              4,656
                                                                     -----------         -----------
       Net cash used in operating activities                            (432,511)           (110,355)
                                                                     -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment                                            --             102,924
  Purchase of investment                                                    (773)                 --
  Net (increase) decrease in note receivable from Enterprises             (9,201)              2,861
  Purchases of property and equipment                                   (263,891)           (504,724)
  Proceeds from disposal of equipment                                         --                 244
                                                                     -----------         -----------
       Net cash used in investing activities                            (273,865)           (398,695)
                                                                     -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                                    249,486             113,896
  Borrowings under long-term debt                                        217,852             505,940
  Principal payments on long-term debt                                  (134,073)           (253,160)
  Principal payments on capital lease obligations                        (26,162)                 --
                                                                     -----------         -----------
       Net cash provided by financing activities                         307,103             366,676
                                                                     -----------         -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                   (399,273)           (142,374)
CASH AND CASH EQUIVALENTS, beginning of period                         2,848,000             189,508
                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                             $ 2,448,727         $    47,134
                                                                     ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for --
    Interest                                                         $    82,490         $   141,427
                                                                     ===========         ===========
    Income taxes                                                     $    10,000         $    39,000
                                                                     ===========         ===========






  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                             CONDENSED STATEMENTS.

                         STREICHER MOBILE FUELING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             APRIL 30, 1997 AND 1996
                                   (UNAUDITED)


(1) NATURE OF OPERATIONS

Streicher Mobile Fueling, Inc. (the "Company") was incorporated in October 1996. Prior to the effective date of the Company's registration statement for its initial public offering on December 11, 1996, the Company's business was conducted through the Mobile Fueling Division of Streicher Enterprises, Inc. which began mobile fueling operations in 1983. Streicher Enterprises, Inc. ("Enterprises") completed a corporate reorganization as of such effective date pursuant to which the Mobile Fueling Division of Enterprises transferred its assets, liabilities and operations to the Company. Such corporate reorganization has been retroactively reflected in the accompanying condensed financial statements and notes thereto as if such transfer had occurred at inception of the former Mobile Fueling Division. Accordingly, the accumulated deficit includes the cumulative results of the former Mobile Fueling Division.

The Company delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). At April 30, 1997, the Company had operations in Florida, Georgia, Tennessee, Southern California and Texas. The Company closed its operations in Southern California in May 1997 and has opened one location in Louisiana in June 1997.

(2) BASIS OF PRESENTATION

     The unaudited condensed financial statements included herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current quarter presentation. These interim financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended January 31, 1997 included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1997. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(3)  INCOME TAXES

     The Company provides Federal and state income taxes at its estimated annual effective income tax rate giving effect to applicable Federal and state statutory rates. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and the amounts recorded for financial reporting purposes. Income taxes for the period ended April 30, 1996 have been provided as if the Company had been a separate taxable entity since inception of the former Mobile Fueling Division.

(4)  LINE OF CREDIT

     The Company has outstanding borrowings of $1,653,955 as of April 30, 1997 under a $2,700,000 line of credit between Enterprises and a bank. As borrowings under the line are used by, are collateralized by the assets of, and repayment will result from the operations of the Company, such line of credit has been fully allocated to the Company and reflected in the accompanying balance sheets as a liability of the Company. Interest is payable monthly at 1.5% over the prime rate (10.0% as of April 30, 1997). The line of credit matures in August 1997. In addition, borrowings under the line of credit, long-term debt and capital lease obligations are personally guaranteed by the Company's Chief Executive Officer and sole shareholder of Enterprises. Further, the credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements.

    (5)  COMMITMENTS AND CONTINGENCIES

    The Company currently has commitments to purchase 11 custom fuel trucks for use in the Company's operations with an aggregate cost of approximately $1,750,000. These units will be delivered at the rate of one or two units per month beginning in June 1997.

    (6)  RELATED PARTY TRANSACTIONS

    As of April 30, 1997, the Company has a note receivable from Enterprises amounting to $328,244, which bears interest at 8.25 percent annually primarily representing tax benefits generated by the Company and used by Enterprises, cash advances to Enterprises and certain expenses of Enterprises paid by the Company prior to its initial public offering. In addition, the Company has operating leases with its Chief Executive Officer and the sole shareholder of Enterprises that expire in July 2014 and August 2015. Rent expense paid to this individual amounted to approximately $18,500 and $15,900 for the three months ended April 30, 1997 and 1996, respectively.

    (7) STOCK OPTIONS

    In April 1997, the Company increased the number of shares of common stock of the Company reserved for issuance under its Stock Option Plan (the "Plan") from 100,000 shares to 250,000 shares. The Plan was adopted by the Company in December 1996 and is designed to serve as an incentive for attracting and retaining qualified employees. To date, no options have been granted to employees under the plan. In addition, the Company has granted options to purchase 48,000 shares of common stock at an exercise price of $8.375 per share under the Plan to its four non-employee directors. These options vest at a rate of 1,000 shares per month per covered director for the twelve months commencing February 1, 1997. Such options are callable by the Company at any time (i) after February 1, 2002 or (ii) when the bid price for the Company's common stock is at least $20.00 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-QSB contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements as a result of certain factors, including those set forth under the caption "Certain Factors Affecting Future Operating Results" in Item 6 of the Company's Annual Report in Form 10-KSB for the fiscal year ended January 31, 1997. The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB and the above described factors set forth in the Company's Form 10-KSB.

GENERAL

    The Company completed an underwritten public offering (the "Offering") in December 1996. Prior to the Offering, the Company's business was conducted through the Mobile Fuel Division of Streicher Enterprises, Inc., which began mobile fueling operations in 1983. Streicher Enterprises, Inc. completed a corporate reorganization concurrent with the closing of the Offering pursuant to which the assets, liabilities and operations of its Mobile Fueling Division were transferred to the Company. Enterprises, which currently owns 52.4% of the Company's outstanding common stock, is wholly owned by the Chief Executive Officer of the Company. Such corporate reorganization has been retroactively reflected in the Company's Financial Statements and notes thereto as if such transfer had occurred upon the inception of the Mobile Fueling Division.

    The Company derives all of its revenue from providing mobile fueling services. Revenue is comprised principally of sales of gasoline and diesel fuel and related service charges. Cost of sales is comprised principally of the cost of fuel and transportation costs (primarily payroll). Included in both revenue and cost of sales are Federal and state fuel taxes, which are generally paid, when required, by the Company when it pays for its fuel and are billed by the Company to its customers upon billing for the related fuel and services charges.

RESULTS OF OPERATIONS

    Revenue

    Revenue for the three months ended April 30, 1997 increased $3,045,559, or 43.9%, to $9,989,077 from $6,943,518 for the three months ended April 30, 1996 due primarily to an increase in volume of fuel delivered. For the three months ended April 30, 1997, the Company delivered 7.3 million gallons of fuel which compares to 5.2 million gallons for the same period of the prior year, an increase of 40.4%. The increase in volume was attributable to an increased services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. In addition, approximately $0.3 million of the increase is attributable to increased fuel prices as well as changes in the mix of fuel delivered between taxable and nontaxable fuel, and diesel and gasoline.

    Gross Profit

    Gross profit for the three months ended April 30, 1997 increased $73,406, or 14.5%, to $580,489 from $507,083 for the three months ended April 30, 1996. This increase is primarily due to the higher volume of fuel delivered as discussed above. Gross profit did not increase at the same rate as revenues due to a decrease in average service charges per gallon during the three months ended April 30, 1997 as compared to the same period of the prior year in response to competitive conditions, as well as an increase in driver payroll costs, included in cost of sales, associated with expansion into new markets and underutilization of equipment in those markets. As a result of these offsetting factors, and because the Company sells fuel to its customers at fixed amounts over its wholesale costs, gross margin as a percentage of revenue for the three months ended April 30, 1997 declined to 5.8% as compared to 7.3% for the three months ended April 30, 1996.

    Operating Expenses

    Operating expenses for the three months ended April 30, 1997 increased $257,182, or 43.3%, to $850,995 from $593,813 for the three months ended April 30, 1996. A portion of this increase, approximately $130,000, is attributable to an increase in payroll and related administrative costs associated with additional personnel and facilities to support the Company's expansion. In addition, the Company incurred increased cost of approximately $70,000 for legal, accounting and financial advisory and consulting services. These costs are expected to remain at this level at least through the end of the current fiscal year. In response to sustained operating losses incurred in California, the Company closed its three California locations in May 1997 and moved the related fuel delivery equipment to other markets. As a result, operating expenses for the three months ended April 30, 1997 includes a nonrecurring charge of $57,000 representing an estimate of the costs that will be incurred in connection with the closure of the California operations, relocating equipment and related costs.

    Interest

    Interest expense for the three months ended April 30, 1997 decreased $45,967, or 34.7%, to $86,322 from $132,289 for the three months ended April 30, 1996. This decrease is the result of a reduction in the Company's outstanding borrowings due to the repayment of a portion of its debt with a portion of the proceeds from the Offering as well as lower interest rates on a portion of long-term debt refinanced in July 1996. In addition, the Company realized interest income for the three months ended April 30, 1997 of $36,033 as compared to nil for the same period of the prior year due to the interest earned on the balance of the proceeds from the Offering.

    Income Taxes

    The Company recognized an income tax benefit for the three months ended April 30, 1997 of 112,000, representing an effective tax benefit rate of 34.9%, as compared to $79,000, representing an effective tax benefit rate of 36.1% for the three months ended April 30, 1996. The increase in the tax benefit of $33,000 is the result of increased operating losses. The current effective tax benefit rate reflects the Company's estimate of the its annual tax rate for the current fiscal year.

    Net Loss

    Net loss for the three months ended April 30, 1997 increased $68,776, or 49.1%, to $208,795, or $0.08 per share, from $140,019, or $0.09 per share, for the three months ended April 30, 1996. The increase in the net loss is due to the factors discussed above. The weighted average number of shares outstanding for the period increased to 2,575,000 from 1,500,000 for the same period of the prior year due to the completion of the Offering.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operating activities for the three months ended April 30, 1997 increased $322,156 to $432,511 from $110,355 for the three months ended April 30, 1996. This increase is primarily due to the increase in the net loss for the current period as compared to the same period of the prior year as well as the timing of the payment for fuel purchases. Cash used in investing activities for the three months ended April 30, 1997 decreased $124,830 to $273,865 from $398,695 for the three months ended April 30, 1996. This decrease is primarily due to the Company's acquisition of fewer fuel trucks during the current period as compared to the same period of the prior year. Cash provided by financing activities for the three months ended April 30, 1997 decreased $59,573 to $307,103 from $366,676 for the three months ended April 30, 1996. This decrease is primarily attributable to the reduction in borrowings necessary to fund the acquisition of equipment.

    The Company has outstanding borrowings of $1,653,955 as of April 30, 1997 under a $2,700,000 line of credit between Enterprises and a bank. As borrowings under the line are used by, are collateralized by the assets of, and repayment will result from the operations of the Company, such line of credit has been fully allocated to the Company and reflected in the accompanying balance sheets as a liability of the Company. Interest is payable monthly at 1.5% over the prime rate (10.0% as of April 30, 1997). The line of credit matures in August 1997.

    Borrowings under the line of credit, long-term debt and capital lease obligations are personally guaranteed by the Company's Chief Executive Officer and sole shareholder of Enterprises. Further, the credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of April 30, 1997, management believes Enterprises was in compliance with these financial covenants and restrictions.

    The Company's principal uses of cash are to finance operations and to fund capital expenditures for the purchase of fuel trucks. The Company is generally required to pay for fuel purchases within 15 days. The Company generally bills its customers weekly and collects usually within 30 to 40 days. In the aggregate, days sales outstanding as of April 30, 1997 were 37 as compared to 40 as of April 30, 1996.

    Custom fuel trucks are ordered in advance of need and require a minimal down payment with the balance being due upon delivery. It is expected that this balance will be funded through a combination of available cash and vendor financing. In the past, the Company has financed approximately 85% to 95% of the purchase price of fuel trucks. The Company is unable to estimate the amount of cash required for the acquisition of fuel trucks as such amount is dependent upon the terms and conditions of financing available, if any, to the Company at the time of delivery. At April 30, 1997, the Company had purchase commitments for 11 custom fuel delivery vehicles aggregating approximately $1,750,000.

    During the remainder of 1997, the Company intends to purchase approximately 15 new vehicles, retrofit 8 existing vehicles and open at least 3 additional operating locations. Capital expenditures related to the opening of new locations, other than fuel trucks, are not expected to be significant. As the Company continues to expand, however, it is possible that operating losses will continue and may increase. The Company expects to continue to fund expected increases in accounts receivable resulting from planned expansion activities through its available cash or additional borrowings under the line of credit available to the Company. The available balance under the line of credit amounted to approximately $1,000,000 and the Company's cash and cash equivalents amounted to approximately $2,400,000 at April 30, 1997. The Company intends to seek additional capital as needed through vendor financing and expansion of the existing credit facility or replacement of that facility with a larger facility. The Company anticipates that its available cash, its current borrowing capacity under the line of credit and other available financing alternatives will be adequate to meet its existing needs for working capital and capital expenditures for at least the next 12 months. No assurances can be given that additional capital will be available or that the existing credit facility could be expanded or replaced by a larger facility, if required.

                           PART II-OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits 27     Financial Data Schedule (for SEC use only).

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                            STREICHER MOBILE FUELING, INC.





                                            By:    /s/ Stanley H. Streicher
                                                  --------------------------
                                                  Stanley H. Streicher
                                                  Chief Executive Officer




June 16, 1997