Form 10QSB
period 1997-07-31
STREICHER MOBILE FUELING INC
filed 1997-09-12
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-21825

                         STREICHER MOBILE FUELING, INC.
        (Exact name of small business issuer as specified in its charter)

              FLORIDA                               65-0707824
      (State of Incorporation)         (IRS Employer Identification Number)

               2720 NW 55TH COURT, FORT LAUDERDALE, FLORIDA, 33309 (Address of principal executive offices) (Zip Code)

                                 (954) 739-3880
                (Issuer's telephone number, including area code)

         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required requirements for the past 90
days. Yes X   No _____.

As of September 8, 1997, 2,575,000 shares of the issuer's common stock were outstanding.

This report contains 17 pages.  There are no exhibits.

                         STREICHER MOBILE FUELING, INC.

                                   FORM 10-QSB

                                      INDEX

10-QSB PART AND ITEM NO.
                                                                          PAGE
     Part I-Financial Information                                      REFERENCE
                                                                       ---------
            Item 1.    Financial Statements (Unaudited)

                       Balance Sheets as of
                       July 31, 1997 and January 31, 1997 ..................3-4

                       Statements of Operations for the Three and
                       Six month periods ended July 31, 1997 and 1996.........5

                       Statements of Cash Flows for the Six
                       month periods ended July 31, 1997 and 1996.............6

                       Notes to Financial Statements........................7-9

            Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................10-14

     Part II-Other Information

            Items 1-6.     ...............................................15-16

            Signature Page ..................................................17


                         STREICHER MOBILE FUELING, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

PART 1
ITEM 1

                                                             JULY 31,      JANUARY 31,
                     ASSETS                                    1997           1997
                     ------                               ------------    ------------
Current Assets:
   Cash and cash equivalents                              $  1,911,475    $  2,848,000
   Investments (Note 8)                                        117,322         115,751
   Accounts receivable, net of allowance for doubtful
     accounts of $68,000 and $51,000, respectively           4,097,647       4,352,761
   Inventories                                                  78,952          76,961
   Prepaid expenses and other                                  196,120         254,548
                                                          ------------    ------------
         Total current assets                                6,401,516       7,648,021

Property and Equipment:
   Fuel trucks and automobiles                               4,827,141       3,586,670
   Machinery and equipment                                     416,168         456,668
   Furniture and fixtures                                      370,993         285,233
   Construction in process                                     154,304           6,282
                                                          ------------    ------------
                                                             5,768,606       4,334,853
         Less accumulated depreciation                      (1,157,608)       (966,074)
                                                          ------------    ------------
                                                             4,610,998       3,368,779

Note receivable from related party (Note 6)                    309,565         319,043
Other assets                                                   191,613          67,127
                                                          ------------    ------------
         Total assets                                     $ 11,513,692    $ 11,402,970
                                                          ============    ============

                         STREICHER MOBILE FUELING, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                       JULY 31,      JANUARY 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                     1997            1997
------------------------------------                                ------------    ------------
Current Liabilities:
   Bank line of credit payable                                      $  2,487,900    $  1,404,469
   Current portion of long-term debt                                     676,321         632,028
   Current portion of capital lease obligations                          105,390         108,824
   Accounts payable                                                    1,814,795       2,411,031
   Accrued expenses                                                      326,798         426,818
   Customer deposits                                                     160,170         169,670
                                                                    ------------    ------------
         Total current liabilities                                     5,571,374       5,152,840

Long-term Liabilities:
   Long-term debt, excluding current portion                           1,229,777       1,017,795
   Capital lease obligations, excluding current portion                   54,924         105,703
   Deferred income taxes (Note 3)                                          7,219         165,219
                                                                    ------------    ------------
         Total liabilities                                             6,863,294       6,441,557
                                                                    ------------    ------------
Commitments and Contingencies: (Note 5)

Shareholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued and outstanding                                            --              --
   Common stock, $.01 par value, 20,000,000 shares authorized,
     2,575,000 shares issued and outstanding                              25,750          25,750
   Additional paid-in capital                                          5,220,758       5,220,758
   Unrealized gain on investment                                          19,737          19,737
   Accumulated deficit                                                  (615,847)       (304,832)
                                                                    ------------    ------------
         Total shareholders' equity                                    4,650,398       4,961,413
                                                                    ------------    ------------
         Total liabilities and shareholders' equity                 $ 11,513,692    $ 11,402,970
                                                                    ============    ============


   The accompanying notes are an integral part of these financial statements.

                         STREICHER MOBILE FUELING, INC.
                            STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JULY 31, 1997 AND 1996
                                   (UNAUDITED)

                                           THREE MONTH PERIODS              SIX MONTH PERIODS
                                              ENDED JULY 31,                  ENDED JULY 31,
                                       ----------------------------    ----------------------------
                                           1997            1996            1997            1996
                                       ------------    ------------    ------------    ------------
Fuel and service charge revenue        $  6,557,389    $  5,097,159    $ 13,442,638    $ 10,321,830
Fuel taxes                                3,199,484       1,847,178       6,303,312       3,566,025
                                       ------------    ------------    ------------    ------------
   Total revenues                         9,756,873       6,944,337      19,745,950      13,887,855

Cost of fuel and delivery expenses        5,707,780       4,477,316      11,983,065       9,194,904
Fuel taxes                                3,199,484       1,847,178       6,303,312       3,566,025
                                       ------------    ------------    ------------    ------------
   Total cost of sales                    8,907,264       6,324,494      18,286,377      12,760,929

   Gross Profit                             849,609         619,843       1,459,573       1,126,926

Operating expenses                          937,079         650,580       1,817,548       1,244,393
                                       ------------    ------------    ------------    ------------
     Loss from operations                   (87,470)        (30,737)       (357,975)       (117,467)

Interest expense                           (103,829)       (127,963)       (190,152)       (260,252)
Interest income                              43,079           6,387          79,112           6,387
                                       ------------    ------------    ------------    ------------
   Loss before income tax benefit          (148,220)       (152,313)       (469,015)       (371,332)

Income tax benefit                           46,000          54,851         158,000         133,851
                                       ------------    ------------    ------------    ------------
     Net loss                          $   (102,220)   $    (97,462)   $   (311,015)   $   (237,481)
                                       ============    ============    ============    ============
Net loss per share                     $       (.04)   $       (.06)   $       (.12)   $       (.16)
                                       ============    ============    ============    ============
Weighted average common shares
   outstanding                            2,575,000       1,500,000       2,575,000       1,500,000
                                       ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.


                         STREICHER MOBILE FUELING, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JULY 31, 1997 AND 1996
                                   (UNAUDITED)

                                                            1997           1996
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $  (311,015)   $  (237,481)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                          218,714        290,980
     Deferred income tax benefit                           (158,000)          --
     Provision for doubtful accounts                         18,000           --
     Changes in operating assets and liabilities:
        Accounts receivable                                 237,114       (741,432)
        Inventories                                          (1,991)           921
        Prepaid expenses and other                           58,428         57,363
        Note receivable from related party                    9,478        (21,136)
        Other assets                                       (124,486)      (107,002)
        Accounts payable and accrued expenses              (696,256)       186,962
        Customer deposits                                    (9,500)         4,079
                                                        -----------    -----------
            NET CASH USED IN OPERATING ACTIVITIES          (759,514)      (566,746)
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment                            --          109,348
   Purchase of investment                                    (1,571)          --
   Purchases of property and equipment                   (1,460,933)      (499,220)
                                                        -----------    -----------
            NET CASH USED IN INVESTING ACTIVITIES        (1,462,504)      (389,872)
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit                    1,083,431        668,603
   Borrowings under long-term debt                          542,846      1,126,004
   Principal payments on long-term debt                    (286,571)      (885,499)
   Principal payments on capital lease obligations          (54,213)      (134,653)
                                                        -----------    -----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES     1,285,493        774,455
                                                        -----------    -----------
DECREASE IN CASH AND CASH EQUIVALENTS                      (936,525)      (182,163)

CASH AND CASH EQUIVALENTS, beginning of period            2,848,000        189,508
                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                $ 1,911,475    $     7,345
                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Cash paid during the period for:

     Interest                                           $   150,656    $   267,926
                                                        ===========    ===========
     Income taxes                                       $      --      $      --
                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations                            $      --      $    20,483
                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         STREICHER MOBILE FUELING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         (1) NATURE OF OPERATIONS

         Streicher Mobile Fueling, Inc. (the "Company") was incorporated in October 1996. Prior to the effective date of the Company's registration statement for its initial public offering on December 11, 1996, the Company's business was conducted through the Mobile Fueling Division of Streicher Enterprises, Inc., which began mobile fueling operations in 1983. Streicher Enterprises, Inc. ("Enterprises") completed a corporate reorganization on December 11, 1996, pursuant to which the Mobile Fueling Division of Enterprises transferred its assets, liabilities and operations to the Company. Enterprises, which currently owns 52.4% of the Company's common stock, is wholly owned by the President and Chief Executive officer of the Company. The corporate reorganization has been retroactively reflected in the accompanying financial statements and notes thereto as if such transfer had occurred at the inception of the former Mobile Fueling Division. Accordingly, the accumulated deficit includes the cumulative results of the former Mobile Fueling Division.

         The Company delivers mechanized mobile fleet fueling and electronic fuel management to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). At July 31, 1997, the Company had operations in California, Florida, Georgia, Tennessee, Louisiana and Texas. The Company closed three Southern California locations in May 1997 and reopened one California office in a new location, with a new management group, on July 1, 1997.

         (2) BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain prior period amounts have been reclassified to conform with current quarter presentation. These interim financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1997. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

         (3) INCOME TAXES

         The Company provides for Federal and State income taxes at its estimated annual effective income tax rate. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and the amounts recorded for financial reporting purposes. Income taxes for the period ended July 31, 1996 have been provided as if the Company had been a separate taxable entity since inception of the former Mobile Fueling Division. Deferred income tax liabilities consist primarily of the tax effect of accelerated depreciation for income tax purposes, reduced by the tax effect of net operating loss and alternative minimum tax carryforwards. Realization of such tax benefits is dependent on generating sufficient taxable income prior to expiration of the carryforward period. Although realization is not assured, management of the Company believe it is more likely than not that all of the net operating loss and alternative minimum tax carryforwards will be realized. The amount of the recorded tax benefit considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         (4) REVENUES AND COST OF SALES

         The Company derives all of its revenue from providing mobile fueling services. Revenue is composed principally of sales of gasoline and diesel fuels, fuel taxes and mobile fueling service charges. Cost of sales is composed principally of the cost of fuel, fuel taxes and transportation costs (primarily trucking and payroll charges).

         (5) COMMITMENTS AND CONTINGENCIES

         The Company currently has commitments to purchase 10 custom fuel trucks for use in the Company's operations with an aggregate cost of approximately $1.6 million. These units will be delivered at the rate of one or two units per month beginning in September 1997.

         (6) RELATED PARTY TRANSACTION

         As of July 31, 1997, the Company has a note receivable from Enterprises amounting to $309,565, which bears interest at 8.25 percent per annum. This note primarily represents tax benefits generated by the Company and allocated to Enterprises, cash advances to Enterprises and certain expenses of Enterprises paid by the Company prior to its initial public offering.

         (7) STOCK OPTIONS

         In April 1997, the Company increased the number of shares of common stock of the Company reserved for issuance under its Stock Option Plan (the "Plan") from 100,000 shares to 250,000 shares. The Plan was adopted by the Company in December 1996 and is designed to serve as an incentive for attracting and retaining qualified employees. To date, no options have been granted to employees under the plan. The Company has granted options to purchase 48,000 shares of common stock at an exercise price of $8.375 per share under the Plan to its four non-employee directors. These options vest at a rate of 1,000 shares per month for the twelve month period commencing February 1, 1997.

         (8) INVESTMENTS

         At July 31, 1997, a certificate of deposit amounting to $ 67,300 is restricted as to withdrawal since it serves as collateral for a loan made to the Company.

         (9) NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which requires adoption for periods ending after December 15, 1997. SFAS No. 128 simplifies the accounting for earnings per share by requiring the presentation of basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings per share are the same since the Company's common stock equivalents are antidilutive. In addition, the Company's basic and diluted earnings per share are the same as that computed under APB Opinion No. 15, "Earnings Per Share," as presented in the accompanying consolidated statements of operations. SFAS No. 128 must be adopted for periods ending after December 15, 1997 and be retroactively reflected in the financial statements.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All amounts of 1.0 million or more are rounded to the nearest one hundredth of a million; all other amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

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

         Any forward-looking statement speaks only as to the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors or the effect that any such factor may have on the Company's business.

THREE MONTHS ENDED JULY 31, 1997 COMPARED TO THREE MONTHS ENDED JULY 31, 1996

         REVENUES

         Revenues for the three months ended July 31, 1997 increased 40.5%, to $9.76 million, compared to $6.94 million for the same quarter a year ago. This increase was due primarily to an increase in volume of fuel delivered, as well as a modest increase in the average price per gallon of fuel sold. For the three months ended July 31, 1997, the Company delivered 7.37 million gallons of fuel compared to 5.41 million gallons for the same quarter of the prior year, an increase of 36.2%. The increase in volume was attributable to an increase in services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

         GROSS PROFIT

         Gross profit for the three months ended July 31, 1997 increased by 37.1%, to $850,000, compared to $620,000 for the same quarter a year ago. This increase is primarily due to the higher volume of fuel delivered. Gross profit did not increase at the same rate as revenues due to a modest decrease in average service charges per gallon during the three months ended July 31, 1997 compared to the same quarter of the prior year. This decrease in average service charges per gallon was due to fuel purchasing constraints, increases in driver payroll costs associated with expansion into new markets and underutilization of certain equipment in those markets. As a result of these factors and because the Company sells fuel to its customers at a fixed service charge amount over its floating wholesale costs, gross margin as a percentage of revenue for the three months ended July 31, 1997 declined to 8.7% as compared to 8.9% for the three months ended July 31, 1996.

         OPERATING EXPENSES

         Operating expenses for the three months ended July 31, 1997 increased 43.9%, to $937,000, compared to $651,000 for the same period a year ago. This increase is primarily attributable to increases in payroll and related administrative costs associated with additional personnel and facilities to support the Company's expansion, as well as increases in insurance costs, accounting and legal fees, financial consulting fees, debt guarantee fees and other costs associated with being a public company. Other than insurance and accounting fees, the Company did not incur these types of expenses prior to its initial public offering in December 1996.

         INTEREST EXPENSE

         Interest expense for the three months ended July 31, 1997 decreased 18.8%, to $104,000, compared to $128,000 for the same quarter a year ago. This decrease is the result of a reduction in the Company's outstanding borrowings due to the repayment of a portion of its debt with a portion of the proceeds from the initial public offering in December 1996.

         INTEREST INCOME

         Interest income for the three months ended July 31, 1997 increased to $43,000, compared to $6,000 for the same quarter a year ago. This increase is primarily due to increases in cash equivalents held by the Company. The invested funds represent the remaining portion of the cash raised in the Company's initial public offering in December 1996.

         INCOME TAXES

         The Company recognized an income tax benefit of $46,000, representing an effective tax benefit rate of 31.0%, for the three months ended July 31, 1997, compared to $55,000, representing an effective tax benefit rate of 36.0%, for the same period a year ago. The decrease in the tax benefit is a result of lower operating losses and changes in the Company's estimate of its effective tax benefit rate. The current effective tax benefit rate reflects the Company's best estimate of its annual tax rate for the current fiscal year.

         NET LOSS

         Net loss for the three months ended July 31, 1997 was $102,000 or $.04 per share, compared to $97,000 or $.06 per share for the three months ended July 31, 1996. The increase in net loss is due to the combination of factors discussed above. The weighted average number of shares outstanding for the period increased to 2,575,000 from 1,500,000 for the same period of the prior year due to the completion of the initial public offering in December 1996.

SIX MONTHS ENDED JULY 31, 1997 COMPARED TO SIX MONTHS ENDED JULY 31, 1996

         REVENUES

         Revenues for the six months ended July 31, 1997 increased 42.2%, to $19.75 million, compared to $13.89 million for the same period a year ago. This increase was due primarily to an increase in volume of fuel delivered as well as a modest increase in the average price per gallon of fuel sold. For the six months ended July 31, 1997, the Company delivered 14.67 million gallons of fuel, compared to 10.64 million gallons for the same period of the prior year, an increase of 37.9%. The increase in volume was attributable to an increase in services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

         GROSS PROFIT

         Gross profit for the six months ended July 31, 1997 increased 29.2%, to $1.46 million, compared to $1.13 million for the same period a year ago. This increase is primarily due to the higher volume of fuel delivered as discussed above. Gross profit did not increase at the same rate as revenues due to a decrease in average service charges per gallon during the six months ended July 31, 1997 compared to the same period of the prior year. This decrease in service charges per gallon was due to fuel purchasing constraints, increases in driver payroll costs associated with expansion into new markets and underutilization of certain equipment in those markets. As a result of these offsetting factors, and because the Company sells fuel to its customers at fixed service charge amounts over floating wholesale costs, gross margin as a percentage of revenue for the six months ended July 31, 1997 declined to 7.4% as compared to 8.1% for the six months ended July 31, 1996.

         OPERATING EXPENSES

         Operating expenses for the six months ended July 31, 1997 increased 46.8%, to $1.82 million, compared to $1.24 million for the same period a year ago. This increase is primarily attributable to increases in payroll and related administrative costs associated with additional personnel and facilities to support the Company's expansion, as well as debt increases in insurance costs, accounting and legal fees, financial consulting fees, guarantee fees and other costs associated with being a public company. Other than insurance and accounting fees, the Company did not incur these types of expenses prior to its initial public offering in December 1996.

         INTEREST EXPENSE

         Interest expense for the six months ended July 31, 1997 decreased 26.9%, to $190,000, compared to $260,000 for the same period a year ago. This decrease is the result of a reduction in the Company's outstanding borrowings due to the repayment of a portion of its debt with a portion of the proceeds from the initial public offering in December 1996.

         INTEREST INCOME

         Interest income for the six months ended July 31, 1997 increased to $79,000, compared to $6,400 for the same period a year ago. This increase is primarily due to increases in cash equivalents held by the Company. The invested funds represent the remaining portion of the cash raised in the Company's initial public offering in December 1996.

         INCOME TAXES

         The Company recognized an income tax benefit of $158,000, representing an effective tax benefit rate of 33.7%, for the six months ended July 31, 1997, compared to $134,000, representing an effective tax benefit rate of 36.0%, for the same period a year ago. The increase in the tax benefit of is a result of increased operating losses. The current effective tax benefit rate reflects the Company's best estimate of the its annual tax rate for the current fiscal year.

         NET LOSS

         Net loss for the six months ended July 31, 1997 was $311,000 or $.12 per share, compared to $237,000 or $.16 per share for the six months ended July 31, 1996. The increase in the net loss is due to the combination of factors discussed above. The weighted average number of shares outstanding for the period increased to 2,575,000 from 1,500,000 for the same period of the prior year due to the completion of the initial public offering in December 1996.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires it to expend considerable amounts of funds for fuel, labor and equipment costs before any payments are received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, labor costs and related taxes are funded bi-weekly and equipment related costs are generally satisfied within 30 days. The Company bills its customers weekly and generally collects its accounts within 35 to 40 days. Days sales outstanding at July 31, 1997 totaled 36.5 days as compared to 41.7 days sales outstanding at July 31, 1996.

         Continued revenue growth for the Company is dependent on its ability to obtain necessary working capital from bank borrowings, equity transactions and retained earnings in order to fund increases in accounts receivable and provide the funds necessary to acquire additional custom fuel delivery trucks. To date, the Company has relied on bank borrowings and equity transactions to finance its growth. At July 31, 1997, the Company had $212,000 of availability under its $2.7 million line of credit and $1.9 million of cash and cash equivalents. The Company intends to seek the additional working capital it needs to finance its growth by a combination of vendor financing, expansion of its existing credit facility, and the use of its cash and cash equivalents on hand. While the Company believes it can successfully obtain additional vendor and bank financing to finance its growth, there is no assurance that any such financing can be obtained or will be obtained on terms acceptable to the Company. The Company anticipates, based on its current revenue levels, that its existing cash and cash equivalents as well as existing lines of credit will be adequate to meet its needs for working capital and capital expenditures for at least the next twelve months.

         The Company has outstanding borrowings of $2,488,000 as of July 31, 1997 under its $2.7 million line of credit. Interest is payable monthly at 1.5% over the prime rate (10.0% as of July 31, 1997). The line of credit matures in September 1997 and is secured by substantially all of the Company's assets. The Company is currently seeking a commitment from its current lender for a renewal and extension of the $2.7 million credit facility. If the new credit facility is not obtained, the Company intends to seek an alternative lender or seek an extension of the loan which matures on September 30, 1997.

         Borrowings under the line of credit, certain long-term debt and capital lease obligations are personally guaranteed by the Company's Chief Executive Officer and sole shareholder of Enterprises. The credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of July 31, 1997, management believes the Company was in compliance with these financial covenants and restrictions.

         Custom fuel trucks are ordered in advance of need and require a minimal down payment with the balance due upon delivery. It is expected that this balance will be funded through a combination of available cash and vendor financing. In the past, the Company has financed approximately 85% to 95% of the purchase price of fuel trucks. The Company is unable to estimate the amount of cash required for the acquisition of fuel trucks as such amount is dependent upon the terms and conditions of financing available, if any, to the Company at the time of delivery. At July 31, 1997, the Company had purchase commitments for 10 custom fuel delivery vehicles aggregating approximately $1.6 million.

         A significant portion of the Company's outstanding debt bears interest at variable interest rates. The Company's financial results will be impacted by significant increases or decreases in interest rates.

         In February 1997, The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which requires adoption for periods ending after December 15, 1997. SFAS No. 128 simplifies the accounting for earnings per share by requiring the presentation of basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings per share are the same since the Company's common stock equivalents are antidilutive. In addition, the Company's basic and diluted earnings per share are the same as that computed under APB Opinion No. 15, "Earnings Per Share," as presented in the accompanying consolidated statements of operations. SFAS No. 128 must be adopted for periods ending after December 15, 1997 and be retroactively reflected in the financial statements.

PART II.      OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None.

ITEM 2

CHANGES IN SECURITIES

None.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its Annual Shareholders Meeting on June 30, 1997. The issues submitted to a vote of the security holders and the results of the voting are as follows:

1)   Election of five directors

                                      FOR           AGAINST         ABSTAIN
                                      ---           -------         -------
     Stanley H. Streicher          2,351,879         18,863          2,340
     E. Scott Golden               2,351,879         18,863          2,340
     Joseph M. Murphy              2,351,879         18,863          2,340
     John H. O'Neil, Jr.           2,351,879         18,863          2,340
     L. Phillips Reames            2,351,879         18,863          2,340

2)   To consider and vote upon a proposal to approve the Company's Stock Option
     Plan

                                      FOR           AGAINST         ABSTAIN
                                      ---           -------         -------
                                   1,495,672         56,538         11,700

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:         27      Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the company during the three months ended July 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            STREICHER MOBILE FUELING, INC.

September 12, 1997          By:      /s/ STANLEY H. STREICHER
                                     ------------------------

                                     Stanley H. Streicher, President
                                     and Chief Executive Officer

September 12, 1997          By:      /s/ WALTER B. BARRETT
                                     ---------------------

                                     Walter B. Barrett, Vice President, Finance and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                                                                   PAGE
-------                                                                   ----
   27         Financial Data Schedule