Form 10QSB
period 1997-10-31
STREICHER MOBILE FUELING INC
filed 1997-12-15
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

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

         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required requirements for the past 90 days. Yes X No ____

As of December 12, 1997, 2,575,000 shares of the issuer's common stock were outstanding.

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

       Item 1.     Financial Statements (Unaudited)

                   Balance Sheets as of
                   October 31, 1997 and January 31, 1997..............................3-4

                   Statements of Operations for the Three and
                   Nine month periods ended October 31, 1997 and 1996...................5

                   Statements of Cash Flows for the Nine
                   month periods ended October 31, 1997 and 1996........................6

                   Notes to Financial Statements......................................7-9

       Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..............................10-15

   Part II-Other Information

       Items 1-6.  ....................................................................16

       Signature Page .................................................................17


                                          STREICHER MOBILE FUELING, INC.
                                             UNAUDITED BALANCE SHEETS

PART 1
ITEM 1

                                                                                OCTOBER 31,          JANUARY 31,
                             ASSETS                                               1997                  1997
                             ------                                             -----------          -----------

Current Assets:
   Cash and cash equivalents                                                     $1,074,746          $ 2,848,000
   Investments (Note 7)                                                              68,105              115,751
   Accounts receivable, net of allowance for doubtful
    accounts of $119,000 and $86,000, respectively                                5,014,605            4,352,761
   Inventories                                                                       99,091               76,961
   Prepaid expenses and other                                                       362,238              254,548
                                                                                -----------         ------------
         Total current assets                                                     6,618,785            7,648,021

Property and Equipment:
   Fuel trucks and automobiles                                                    5,259,023            3,586,670
   Machinery and equipment                                                          491,062              456,668
   Furniture and fixtures                                                           469,254              285,233
   Construction in process                                                          260,001                6,282
                                                                                -----------         ------------
                                                                                  6,479,340            4,334,853
         Less accumulated depreciation                                           (1,224,179)            (966,074)
                                                                                -----------         ------------
                                                                                  5,255,161            3,368,779

Deferred income tax assets (Note 3)                                                 244,848                --
Note receivable from related party (Note 6)                                         360,339              319,043
Other assets                                                                         72,431               67,127
                                                                                -----------         ------------

         Total assets                                                           $12,551,564          $11,402,970
                                                                                ===========          ===========

                                        3



                                          STREICHER MOBILE FUELING, INC.
                                             UNAUDITED BALANCE SHEETS

                                                    (CONTINUED)

                                                                                OCTOBER 31,       JANUARY 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                              1997               1997
------------------------------------                                            -----------       -----------

Current Liabilities:
   Bank line of credit payable                                                  2,614,140         $ 1,404,469
   Current portion of long-term debt                                              910,715             740,852
   Accounts payable                                                             1,953,429           2,411,031
   Accrued expenses                                                               271,224             426,818
   Customer deposits                                                              160,170             169,670
                                                                               ----------         -----------
         Total current liabilities                                              5,909,678           5,152,840

Long-term Liabilities:
   Long-term debt, excluding current portion                                    1,994,808           1,123,498
   Deferred income taxes (Note 3)                                                   --                165,219
                                                                               ----------         -----------

         Total liabilities                                                      7,904,486           6,441,557
                                                                               ----------         -----------

Commitments and Contingencies: (Note 5)

Shareholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued and outstanding                                                   --                    --
   Common stock, $.01 par value, 20,000,000 shares authorized,
     2,575,000 shares issued and outstanding                                       25,750              25,750
   Additional paid-in capital                                                   5,220,758           5,220,758
   Unrealized gain on investment                                                   --                  19,737
   Accumulated deficit                                                           (599,430)           (304,832)
                                                                               ----------         -----------
         Total shareholders' equity                                             4,647,078           4,961,413
                                                                               ----------         -----------

         Total liabilities and shareholders' equity                           $12,551,564         $11,402,970
                                                                              ===========         ===========

   The accompanying notes are an integral part of these financial statements.


                         STREICHER MOBILE FUELING, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTH PERIODS
                         ENDED OCTOBER 31, 1997 AND 1996

                                                                 THREE MONTH PERIOD                  NINE MONTH PERIOD
                                                                  ENDED OCTOBER 31,                   ENDED OCTOBER 31,
                                                              ------------------------           ----------------------------
                                                                1997             1996                1997            1996
                                                              ----------- -------------          -----------      -----------

Fuel and service charge revenue                             $8,244,646          $6,285,960       $21,687,284      $16,607,815
Fuel taxes                                                   3,590,358           2,724,000         9,893,670        6,290,000
                                                           -----------         -----------       -----------      -----------
   Total revenues                                           11,835,004           9,009,960        31,580,954       22,897,815

Cost of fuel and delivery expenses                           7,370,761           5,634,580        19,292,166       14,829,509
Fuel taxes                                                   3,590,358           2,724,000         9,893,670        6,290,000
                                                           -----------         -----------        ----------      -----------
   Total cost of sales                                      10,961,119           8,358,580        29,185,836       21,119,509

   Gross profit                                                873,885             651,380         2,395,118        1,778,306

Operating expenses                                             799,744             664,689         2,678,952        1,909,082
                                                           -----------         -----------        ----------      -----------

     Operating income (loss)                                    74,141             (13,309)         (283,834)        (130,776)

Interest expense                                              (128,479)            (93,584)         (318,631)        (353,836)
Interest income                                                 31,195               2,357           110,307            8,744
Other income                                                    44,621                --              44,621             --
                                                           -----------         -----------        ----------      -----------

   Income (loss) before income taxes                            21,478            (104,536)         (447,537)        (475,868)

Income tax benefit (expense)                                    (5,061)             42,717           152,939          176,568
                                                           -----------         -----------        ----------      -----------

     Net income (loss)                                    $     16,417          $  (61,819)       $ (294,598)     $  (299,300)
                                                          ============          ==========       ============     ============

Earnings (loss) per share                                 $        .01          $     (.04)       $     (.11)     $      (.20)
                                                          ============          ==========       ============     ============

Weighted average common shares
   outstanding                                               2,575,000           1,500,000         2,575,000        1,500,000
                                                          =============         ==========       ============     ============

   The accompanying notes are an integral part of these financial statements

                                                   STREICHER MOBILE FUELING, INC.
                                                 UNAUDITED STATEMENTS OF CASH FLOWS
                                     FOR THE NINE MONTH PERIODS ENDED OCTOBER 31, 1997 AND 1996

                                                                                 1997                 1996
                                                                            ------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $ (294,598)          $ (299,300)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     (Gain) loss on disposal of equipment                                        (133)               5,928
     Gain on sale of investments                                              (44,621)               --
     Depreciation and amortization                                            362,636              293,621
     Deferred income tax benefit                                             (152,939)            (150,000)
     Provision for doubtful accounts                                           35,000                --
     Changes in operating assets and liabilities:
        Accounts receivable                                                  (696,844)          (1,497,400)
        Inventories                                                           (22,130)              (4,427)
        Prepaid expenses and other                                           (107,690)             (17,360)
        Note receivable from related party                                    (41,296)            (122,011)
        Deferred income tax asset                                            (257,128)               --
        Other assets                                                           (5,304)            (301,261)
        Accounts payable and accrued expenses                                (613,196)           1,167,808
        Customer deposits                                                      (9,500)              (3,970)
                                                                            ----------          -----------
             NET CASH USED IN OPERATING ACTIVITIES                         (1,847,743)            (928,372)
                                                                           -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment                                            74,933              108,720
   Purchase of investment                                                      (2,403)               --
   Purchases of property and equipment                                     (2,248,885)            (524,358)
   Proceeds from disposal of equipment                                          --                  54,757
                                                                            ----------          -----------
              NET CASH USED IN INVESTING ACTIVITIES                        (2,176,355)            (360,881)
                                                                            ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit                                      1,209,671              897,205
   Borrowings under long-term debt                                          1,646,867            1,448,720
   Principal payments on long-term debt                                      (605,694)          (1,055,949)
   Principal payments on capital lease obligations                                --              (134,335)
                                                                            ----------          -----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                       2,250,844            1,155,641
                                                                            ----------          -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,773,254)            (133,612)
                                                                            ----------          -----------

CASH AND CASH EQUIVALENTS, beginning of period                              2,848,000              189,508
                                                                            ----------          -----------


CASH AND CASH EQUIVALENTS, end of period                                  $ 1,074,746         $     55,896
                                                                          ============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Cash paid during the period for:

     Interest                                                             $   300,640         $    363,710
                                                                          ============        =============
     Income taxes                                                         $     5,061               85,256
                                                                          ============        =============

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

         The Company delivers mechanized mobile fleet fueling and electronic fuel management to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). At October 31, 1997, the Company had operations in California, Florida, Georgia, Tennessee, Louisiana and Texas. The Company closed three Southern California locations in May 1997 and reopened one California office in a new location, with a new management group, on July 1, 1997.

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

    (3)  INCOME TAXES

    The Company provides for Federal and State income taxes at its estimated annual effective income tax rate. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and the amounts recorded for financial reporting purposes. Income taxes for the periods ended October 31, 1996 have been provided as if the Company had been a separate taxable entity since inception of the former Mobile Fueling Division. Deferred income tax assets consist primarily of the tax effect of a higher asset basis on certain assets for income tax purposes, and the tax effect of net operating loss and alternative minimum tax carryforwards. Realization of such tax benefits is dependent on generating sufficient taxable income prior to expiration of the carryforward period. Although realization is not assured, management of the Company believes it is more likely than not that all of the net operating loss and alternative minimum tax carryforwards will be realized.

    (4) REVENUES AND COST OF SALES

    The Company derives all of its revenue from providing mobile fueling services. Revenue is composed principally of sales of gasoline and diesel fuels, fuel taxes and mobile fueling service charges. Cost of sales is composed principally of the cost of fuel, fuel taxes and transportation costs (primarily trucking and payroll charges).

    (5)  COMMITMENTS AND CONTINGENCIES

    The Company currently has commitments to purchase 20 custom fuel trucks for use in the Company's operations with an aggregate cost of approximately $2.6 million. These units will be delivered at the rate of two or three units per month beginning in October 1997.

    (6)  RELATED PARTY TRANSACTION

    As of October 31, 1997, the Company had a note receivable from Enterprises amounting to $360,339, which bears interest at 8.25 percent per annum. This note primarily represents tax benefits generated by the Company and allocated to Enterprises, cash advances to Enterprises and certain expenses of Enterprises paid by the Company prior to its initial public offering. In December 1997, Enterprises repaid $112,000 of the outstanding balance.

    (7)  INVESTMENTS

     At October 31, 1997, a certificate of deposit amounting to $ 68,150 is restricted as to withdrawal since it serves as collateral for a loan made to the Company.

    (8)  NEW ACCOUNTING PRONOUNCEMENT

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All amounts of 1.0 million or more are rounded to the nearest one tenth of a million; all other amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

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

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996

    REVENUES

    Revenues for the three months ended October 31, 1997 increased 31.1% to $11.8 million, compared to $9.0 million for the same quarter a year ago. This increase was due primarily to an increase in volume of fuel delivered, offset by decreases in the average price per gallon of fuel sold. For the three months ended October 31, 1997, the Company delivered 9.0 million gallons of fuel compared to 6.2 million gallons for the same quarter of the prior year, an increase of 45.2%. The increase in volume was attributable to an increase in services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

     GROSS PROFIT

    Gross profit for the three months ended October 31, 1997 increased by 34.3%, to $874,000, compared to $651,000 for the same quarter a year ago. This increase is primarily due to the higher volume of fuel delivered. Gross profit increased at a slightly higher rate than revenues due to a modest increase in average service charges per gallon during the three months ended October 31, 1997 compared to the same quarter of the prior year. This increase in average service charges per gallon was due to some price increases, partially offset by fuel purchasing constraints, increases in driver payroll costs associated with expansion into new markets and underutilization of certain equipment in some markets. As a result of these factors and because the Company sells fuel to its customers at a fixed service charge amount over its floating wholesale costs, gross margin as a percentage of revenue for the three months ended October 31, 1997 increased to 7.4% as compared to 7.2% for the three months ended October 31, 1996.

    OPERATING EXPENSES

    Operating expenses for the three months ended October 31, 1997 increased 20.3%, to $800,000, compared to $665,000 for the same period a year ago. This increase is primarily attributable to increases in payroll and related administrative costs associated with additional personnel and facilities to support the Company's expansion, increases in insurance costs, accounting and legal fees, financial consulting fees, debt guarantee fees and other costs associated with being a public company. Other than insurance and accounting fees, the Company did not incur these types of expenses prior to its initial public offering in December 1996.

     INTEREST EXPENSE

    Interest expense for the three months ended October 31, 1997 increased 36.2%, to $128,000, compared to $94,000 for the same quarter a year ago. This increase is a result of increases in the Company's outstanding borrowings due to the purchase of additional equipment to support its expansion.

    INTEREST INCOME

    Interest income for the three months ended October 31, 1997 increased to $31,000, compared to $2,000 for the same quarter a year ago. This increase is primarily due to increases in cash equivalents held by the Company. The invested funds represent the remaining portion of the net proceeds of the Company's initial public offering in December 1996.

    OTHER INCOME

    Other income for the three months ended October 31, 1997 consisted of a gain on the sale of an equity investment.

    INCOME TAXES

    The Company recognized income tax expense of $5,000, representing an effective tax rate of 23.4%, for the three months ended October 31, 1997, compared to a benefit of $43,000, representing an effective tax benefit rate of 40.9%, for the same period a year ago. The elimination of the tax benefit in the current quarter resulted from the Company's achieving a profit for the quarter.

    NET INCOME (LOSS)

    Net income for the three months ended October 31, 1997 was $16,000 or $.01 per share, compared to a net loss of $62,000 or $.04 per share for the three months ended October 31, 1996. The profit achieved is due to the combination of factors discussed above. The weighted average number of shares outstanding for the period increased to 2,575,000 from 1,500,000 for the same period of the prior year due to the completion of the initial public offering in December 1996.

NINE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1996

    REVENUES

    Revenues for the nine months ended October 31, 1997 increased 38.0%, to $31.6 million, compared to $22.9 million for the same period a year ago. This increase was due primarily to an increase in volume of fuel delivered, offset by decreases in the average price per gallon of fuel sold. For the nine months ended October 31, 1997, the Company delivered 23.7 million gallons of fuel, compared to 16.8 million gallons for the same period of the prior year, an increase of 41.1%. The increase in volume was attributable to an increase in services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

     GROSS PROFIT

    Gross profit for the nine months ended October 31, 1997 increased 33.3%, to $2.4 million, compared to $1.8 million for the same period a year ago. This increase is primarily due to the higher volume of fuel delivered as discussed above. Gross profit did not increase at the same rate as revenues due to a modest decrease in average service charges per gallon during the nine months ended October 31, 1997 compared to the same period of the prior year. This decrease in service charges per gallon was due to fuel purchasing constraints, increases in driver payroll costs associated with expansion into new markets and underutilization of certain equipment in those markets, offset by some price increases in the third quarter of 1998 fiscal year. As a result of these offsetting factors, and because the Company sells fuel to its customers at fixed service charge amounts over floating wholesale costs, gross margin as a percentage of revenue for the nine months ended October 31, 1997 declined to 7.6% as compared to 7.8% for the nine months ended October 31, 1996.

    OPERATING EXPENSES

    Operating expenses for the nine months ended October 31, 1997 increased 42.1%, to $2.7 million, compared to $1.9 million for the same period a year ago. This increase is primarily attributable to increases in payroll and related administrative costs associated with additional personnel and facilities to support the Company's expansion, increases in insurance costs, accounting and legal fees, financial consulting fees, debt guarantee fees and other costs associated with being a public company. Other than insurance and accounting fees, the Company did not incur these types of expenses prior to its initial public offering in December 1996.

     INTEREST EXPENSE

    Interest expense for the nine months ended October 31, 1997 decreased 9.9%, to $319,000, compared to $354,000 for the same period a year ago. This decrease is the result of a reduction in the Company's outstanding borrowings due to the repayment of a portion of its debt with a portion of the proceeds from the initial public offering in December 1996, partially offset by additional borrowings on new equipment purchases.

    INTEREST INCOME

    Interest income for the nine months ended October 31, 1997 increased to $110,000, compared to $8,700 for the same period a year ago. This increase is primarily due to increases in cash equivalents held by the Company. The invested funds represent the remaining portion of the cash raised in the Company's initial public offering in December 1996.

    OTHER INCOME

    Other income for the nine months ended October 31, 1997 consisted of a gain on the sale of an equity investment.

    INCOME TAXES

    The Company recognized an income tax benefit of $153,000, representing an effective tax benefit rate of 34.2%, for the nine months ended October 31, 1997, compared to $177,000, representing an effective tax benefit rate of 37.2%, for the same period a year ago. The decrease in tax benefit is primarily due to decreased operating losses. The current effective tax benefit rate reflects the Company's best estimate of the its annual tax rate for the current fiscal year.

    NET LOSS

    Net loss for the nine months ended October 31, 1997 was $295,000 or $.11 per share, compared to $299,000 or $.20 per share for the nine months ended October 31, 1996. The decrease in the net loss is due to the combination of factors discussed above. The weighted average number of shares outstanding for the period increased to 2,575,000 from 1,500,000 for the same period of the prior year due to the completion of the initial public offering in December 1996.

    LIQUIDITY AND CAPITAL RESOURCES

     The Company's business requires it to expend considerable amounts of funds for fuel, labor and equipment costs before any payments are received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, labor costs and related taxes are funded bi-weekly and equipment related costs are generally satisfied within 30 days. The Company bills its customers weekly and generally collects its accounts within 35 to 40 days. Days sales outstanding at October 31, 1997 totaled 37 days as compared to 35 days sales outstanding at October 31, 1996.

     Continued revenue growth for the Company is dependent on its ability to obtain necessary working capital from bank borrowings, equity transactions and retained earnings in order to fund increases in accounts receivable and provide the funds necessary to acquire additional custom fuel delivery trucks. To date, the Company has relied on bank borrowings and sales of equity securities to finance its growth. At October 31, 1997, the Company had $86,000 of availability under its $2.7 million line of credit and $1.1 million of cash and cash equivalents. The Company intends to seek the additional working capital it needs to finance its growth by a combination of vendor financing, expansion of its existing credit facility, and the use of its cash and cash equivalents on hand. While the Company believes it can successfully obtain additional vendor and bank financing to finance its growth, there is no assurance that any such financing can be obtained or will be obtained on terms acceptable to the Company. The Company anticipates, based on its current revenue levels, that its existing cash and cash equivalents as well as existing lines of credit will be adequate to meet its needs for working capital and capital expenditures for at least the next twelve months.

    The Company has outstanding borrowings of $2,614,000 as of October 31, 1997 under its $2.7 million line of credit. Interest is payable monthly at 1.5% over the prime rate (10.0% as of October 31, 1997). The line of credit matures on December 31, 1997 and is secured by substantially all of the Company's assets. Borrowings under the existing line of credit, certain long-term debt and capital lease obligations are personally guaranteed by the Company's Chief Executive Officer and sole shareholder of Enterprises. The credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of October 31, 1997, management believes the Company was in compliance with these financial covenants and restrictions.

    The Company has received a commitment from its current lender for a new $5.0 million dollar working capital line of credit. Interest will be paid monthly at 3/4% over the prime interest rate. The new line will mature in October 1999, will be secured by substantially all of the Company's assets, and will contain various covenants regarding the maintenance of certain financial ratios, minimum net worth and working capital levels. The new line of Credit will not be guaranteed by the Company's Chief Executive Officer.

    Custom fuel trucks are ordered in advance of need and require a minimal down payment with the balance due upon delivery. It is expected that this balance will be funded through a combination of available cash and vendor financing. In the past, the Company has financed approximately 85% to 95% of the purchase price of fuel trucks. The Company is unable to estimate the amount of cash required for the acquisition of fuel trucks as such amount is dependent upon the terms and conditions of financing available, if any, to the Company at the time of delivery. At October 31, 1997, the Company had purchase commitments for 20 custom fuel delivery vehicles aggregating approximately $2.6 million.

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

    DEFAULTS UPON SENIOR SECURITIES

    None.

    ITEM 4

    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

    ITEM 5

    OTHER INFORMATION

    None.

    ITEM 6

    EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:         None

    (b) Reports on Form 8-K:

         No reports on Form 8-K were filed by the company during the three months ended October 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                           STREICHER MOBILE FUELING, INC.

    December 12, 1997      By:      /S/ STANLEY H. STREICHER
                                    ------------------------

                                    Stanley H. Streicher, President
                                    and Chief Executive Officer

    December 12, 1997      By:      /S/ WALTER B. BARRETT
                                    ---------------------

                                    Walter B. Barrett, Vice President, Finance and Chief Financial Officer

                                 EXHIBIT INDEX

27.0 Financial Data Schedule