Form 10-K
period 1998-01-31
STREICHER MOBILE FUELING INC
filed 1998-05-01
CIK 1024452

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period   from___________________ to ______________________

                         COMMISSION FILE NUMBER 0-21825

                         STREICHER MOBILE FUELING, INC.
              ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             FLORIDA                                     65-0707824
---------------------------------                   -------------------
   (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                   Identification No.)


              2720 N.W. 55TH COURT, FORT LAUDERDALE, FLORIDA 33309
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (954) 739-3880
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH
           TITLE OF EACH CLASS                   EXCHANGE ON WHICH REGISTERED
-----------------------------------------        ----------------------------
      COMMON STOCK, $.01 PAR VALUE                  CHICAGO STOCK EXCHANGE
REDEEMABLE COMMON STOCK PURCHASE WARRANTS           CHICAGO STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates as of April 22, 1998 was $5,806,875 computed by reference to the closing bid price of the Common Stock on such date.

As of April 22, 1998 there were 2,575,000 shares of the registrant's Common Stock outstanding.

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

================================================================================

ITEM 1.  DESCRIPTION OF BUSINESS

    This Form 10-K contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 7, Management's Discussion and Analysis and Plan of Operations under the caption "Certain Factors Affecting Future Operating Results" and elsewhere in this Form 10-K.

    The Company provides mobile fueling services, primarily to customers which operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services and national courier services). Company-owned custom fuel trucks deliver fuel on a regularly scheduled or as needed basis directly to vehicles at customer locations, assuring the Company's customers a dependable supply of fuel at competitive rates. The Company utilizes its proprietary electronic fuel management system to measure, record and track fuel dispensed to each vehicle fueled at a customer location. This allows the Company to verify the amount of fuel delivered and provides its customers with customized fleet fuel data for management analysis and tax reporting. Additionally, the Company's fuel management system reduces the risk of employee theft by dispensing fuel only to authorized vehicles. The Company believes that mobile fueling provides several economic and other advantages to its customers, including eliminating the costs and potential environmental liabilities associated with equipping and maintaining fuel storage and dispensing facilities, reducing labor and administrative costs associated with fueling vehicles and providing centralized control over fuel inventories and usage. The Company also believes that federal and state environmental regulations have created opportunities for the Company to convert to mobile fueling customers fleet operators that currently utilize underground storage tanks.

    Founded by Stanley H. Streicher, the Company's President and Chief Executive Officer, the Company's predecessor commenced its mobile fueling operations in 1983. The Company presently has operations in seven locations throughout Florida, Los Angeles and Hayward, California; Atlanta, Georgia; Chattanooga and Kingsport, Tennessee; Dallas/Fort Worth, Texas and Kenner and Lake Charles, Louisiana. During March 1998, the Company operated a fleet of 70 custom fuel trucks and was delivering fuel at a rate of over 3.5 million gallons per month.

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

    The Company distributes gas and diesel fuel to approximately 350 customers. Three customers accounted for more than 30% of the Company's revenue in the years ended January 31, 1998 and 1997. Although the Company has contracts to provide mobile fueling services to several of its larger customers, generally the Company does not obtain written agreements with its customers.

    OPERATIONS

    The Company currently operates from 15 locations in California, Florida, Georgia, Tennessee, Louisiana and Texas. The Company delivers fuel utilizing its own fleet of 70 custom fuel trucks, most of which are equipped with the Company's proprietary electronic fuel tracking and reporting system. The Company's vehicles have fuel capacities ranging from 2,800 to 4,400 gallons. Generally, each vehicle services between five and 15 customer locations per day or night, depending on size of the customers, market density and the individual customers' fuel requirements. Generally, the custom fuel trucks acquire fuel inventory daily at local port facilities or large wholesale gas distributor locations and are assigned to a specified delivery route. The Company conducts all dispatch and billing functions from corporate headquarters. Route drivers and service personnel operate from all the Company's offices.

    The Company's fuel management system derives its data from the Fuel Tracking Controller (the "FTC Computer"), which is a computer installed on a customized fuel truck. The FTC Computer can be programmed to control a variety of truck configurations; single, dual, or triple storage container trucks; and any number of pumps and hoses attached to the fuel truck. The FTC Computer details fueling from the Company's trucks to each vehicle in the customer's vehicle fleet to a measurement of 1/100 of a gallon by reading the state-calibrated meter installed on the fuel trucks. To accomplish this measurement, the FTC Computer interfaces with hand-held devices operated by the Company's driver or operator. During 1997, the Company received a patent from the United States Patent and Trademark Office for its proprietary electronic fuel management system.

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

FUEL SUPPLY

    Gas and diesel fuel are commodities which are processed and sold by various sources. The Company purchases fuel from several major suppliers at spot market prices and often qualifies for volume discounts. The Company monitors fuel prices and price trends in each of its markets on a daily basis and seeks to purchase at the lowest available prices with the best terms satisfactory to the Company.

CUSTOM FUEL TRUCK PURCHASES

    The Company presently orders and purchases custom fuel trucks from several manufacturers of trucks suitable for the Company's operations. These companies provide their customers with the option of purchasing standard equipment fuel trucks or custom designing a fuel truck to particular specifications. The typical configuration of the Company's custom fuel trucks is a Kenworth or International chassis with a 3,400 to 4,400 gallon multi-compartment aluminum tank, a vapor recovery system and the Company's proprietary FTC Computer, which records and regulates fuel flow from the storage compartments. For maintenance of the fuel trucks, the Company relies upon equipment warranties, fixed fee service contracts and on-site repairs. To date, the Company has not experienced significant downtime on any of its customized fuel trucks due to maintenance problems.

COMPETITION

    The Company competes with other distributors of fuel, including several regional distributors and numerous small independent operators. Some of the Company's competitors have significantly greater financial or marketing resources than the Company. The Company's competitors also could introduce services that are superior to the Company's or that achieve greater market acceptance. The Company also competes for customers whose drivers fuel their own vehicles at retail gas stations. The Company also could encounter potential competition from a number of well capitalized companies which distribute fuel and other similar oil products, some of which are larger, more established and have greater financial, marketing and other resources than the Company. In addition, some of the Company's customers are capable of providing the same services to their vehicles directly. The Company believes that its ability to compete depends on a number of factors, including price, reliability, credit terms, name recognition, delivery time and service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors.

EXECUTIVE OFFICERS

The executive officers of the Company as of April 24, 1998 are as follows:

              NAME                               AGE                                  POSITION
              ----                               ---                                  --------

STANLEY H. STREICHER............                  55                 President, Chief Executive Officer, Director
                                                                     and Founder

WALTER B. BARRETT ..............                  40                 Vice President, Finance; Chief Financial Officer;
                                                                     and Treasurer

TIMOTHY W. KOSHOLLEK............                  34                 Vice President, Marketing

STEVEN E. ALFORD................                  32                 Vice President, Operations


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

    Mr. Barrett has served as Vice President, Finance and Chief Financial Officer of the Company since July 1997. From 1991 to 1997 Mr. Barrett was Vice President of Finance and Chief Financial Officer of Devcon International Corp., a supplier of construction materials and services throughout the Caribbean and Southeastern Florida.

    Mr. Koshollek has served as the Vice President of Marketing of the Company since March 1998. From 1994 to February 1998, Mr. Koshollek served as Vice President of Marketing and Operations of Enterprises and the Company. From 1991 to 1994, Mr. Koshollek was responsible for sales and management of a wholesale seafood company. From 1989 to 1991, he was the operations manager of enterprises responsible for its Southeast division fuel delivery operations.

    Mr. Alford has served as Vice President, Operations of the Company since March 1998. From December 1992 to February 1998, Mr. Alford was employed by enterprises and the Company in various supervisory and managerial positions.

EMPLOYEES

    At April 17, 1998, the Company had 182 full-time employees, of whom 36 were involved in executive, managerial, supervisory and sales capacities, 122 were route drivers and 24 served in various clerical and other capacities. None of the Company's employees is covered by a collective bargaining agreement or is a member of a union. The Company considers its relationship with its employees to be good.

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

ITEM 2.  DESCRIPTION OF PROPERTY

    The following table sets forth certain information concerning the property and facilities that are owned or leased by the Company for use in its operations:

                                                                                         LEASE EXPIRATION
                    DESCRIPTION                                 LOCATION                 WITH ALL OPTIONS                NOTES
                    -----------                                 --------                 ----------------                -----
    Principal executive offices, truck yard
    and warehouse space                             Ft. Lauderdale, Florida                   7/31/14                     (1)

    Truck yard and office                           Ft. Myers, Florida                        1/1/00                      (2)

    Truck yard and office                           Jacksonville, Florida                     8/31/15                     (1)

    Truck yard and office                           Orlando, Florida                          1/31/00                     (1)

    Truck yard and office                           Tampa, Florida                              --                        (3)

    Truck yard                                      Tallahassee, Florida                  Month to Month                  (2)

    Truck yard and office                           Atlanta, Georgia                          5/31/98                   (2) (4)

    Truck yard and office                           Kingsport, Tennessee                      7/31/98                     (2)

    Truck yard and office                           Kenner, Louisiana                         7/31/00                   (1) (4)

    Truck yard and office                           Lake Charles, Louisiana                   9/30/98                     (2)

    Truck yard and office                           Ft. Worth, Texas                      Month to Month                (2) (4)

    Truck yard and office                           Gardena, California                   Month to Month                  (2)

    Truck yard and office                           Hayward, California                       10/1/98                     (2)

----------
    (1)  Leased from Stanley H. Streicher, Company President and Chief Executive Officer.

    (2)  Leased

    (3)  Property owned by the Company

    (4) The Company is currently planning to purchase land parcels in Atlanta, Georgia; Ft. Worth, Texas; and Kenner, Louisiana for its operations. Leases in those locations will be terminated when the parcels are purchased.

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

                                                    COMMON STOCK               WARRANTS
                                                 ------------------        -----------------
         YEAR ENDED JANUARY 31, 1998             HIGH          LOW         HIGH       LOW
         ---------------------------             ----         -----        -----     ------
         1st quarter                             $ 11.00      $6.50        $4.50     $ 1.63
         2nd quarter                             $  8.25      $3.25        $2.50     $  .63
         3rd quarter                             $  4.75      $2.75        $1.38     $  .75
         4th quarter                             $  5.69      $2.75        $2.00     $  .38


         YEAR ENDED JANUARY 31, 1997
         ---------------------------
         4th quarter                             $8.625       $7.75        $3.25      $1.88


    As of April 22, 1998, there were 17 holders of record of the Company's Common Stock. The Company believes there are in excess of 500 beneficial owners of the Company's Common Stock. On April 22, 1998, the closing bid price of the Common Stock was $4.75 per share and the closing bid price of the Warrants was $1.25 per Warrant.

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

    ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data of the Company and its consolidated subsidiaries are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data for each of the 4 years in the period ended January 31, 1998, are derived from the Consolidated Financial Statements of the Company or the financial statements of the Mobile Fueling Division of Streicher Enterprises, Inc. audited by Arthur Andersen LLP, independent certified public accountants. The Consolidated Financial Statements of the Company as of January 31, 1998 and 1997 and for each of the years in the three year period ended January 31, 1998 and the report thereon appear elsewhere herein.

 EARNINGS STATEMENT DATA:                           1998            1997            1996            1995
                                                ------------    ------------    ------------    ------------
Total revenues                                  $ 43,041,814    $ 33,844,969    $ 23,989,358    $ 16,663,371
Cost of sales                                     39,736,507      31,458,794      21,752,350      15,217,945
                                                ------------    ------------    ------------    ------------

  Gross profit                                     3,305,307       2,386,175       2,237,008       1,445,426

Operating expenses                                 3,575,368       2,640,609       1,752,485       1,348,028
                                                ------------    ------------    ------------    ------------

  Operating income (loss)                           (270,061)       (254,434)        484,523          97,398

Loss on asset disposal                               (62,399)         (5,928)           --              --
Interest expense                                    (474,923)       (432,498)       (343,967)       (168,991)
Interest and other income                            178,811          31,071          33,219          13,504
                                                ------------    ------------    ------------    ------------

Income (loss) before income taxes                   (628,572)       (661,789)        173,775         (58,089)
Income tax benefit (expense)                         153,146         232,551         (75,169)          7,915
                                                ------------    ------------    ------------    ------------
Basic and diluted net income (loss)             $   (475,426)   $   (429,238)   $     98,606    $    (50,147)
                                                ============    ============    ============    ============

Basic and diluted net income (loss) per share   $       (.18)   $       (.26)   $         .0    $       (.03)
                                                ============    ============    ============    ============

Basic and diluted weighted average
 common shares outstanding                         2,575,000       1,631,250       1,500,000       1,500,000
                                                ============    ============    ============    ============


BALANCE SHEET DATA:                                 1998            1997            1996            1995
                                                ------------    ------------    ------------    ------------

Working capital                                 $  3,392,012    $  2,495,181    $    737,419    $    267,132
Total assets                                    $ 13,995,540    $ 11,402,970    $  6,357,936    $  4,352,732
Long term debt                                  $  5,915,049    $  1,123,498    $  3,172,737    $  2,029,723
Total stockholders' equity                      $  4,441,250    $  4,961,413    $    385,066    $    280,140


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Plan of Operations contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth under the caption "Certain Factors Affecting Future Operating Results," below, and elsewhere in this Form 10-K. The following discussion also should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K.

GENERAL

The Company was incorporated in the State of Florida in October 1996. Prior to the effective date of the Company's registration statement for its initial public offering on December 11, 1996, the Company's business was conducted through the Mobile Fueling Division of Streicher Enterprises, Inc., which began mobile fueling operations in 1983. Streicher Enterprises, Inc. ("Enterprises") completed a corporate reorganization as of such effective date, pursuant to which the Mobile Fueling Division of Enterprises transferred its assets, liabilities and operations to the Company. Enterprises is wholly owned by the president of the Company and currently owns 52.4% of the outstanding common stock of the Company. This corporate reorganization has been retroactively reflected in the Company's Financial Statements and notes thereto as if such transfer had occurred at inception of the former Mobile Fueling Division. See
Note 1 of Notes to the Company's Financial Statements included elsewhere in this Form 10-K.

The Company derives all of its revenue from selling fuel and providing mobile fueling services. Revenue is comprised principally of sales of gasoline and diesel fuel and related service charges. Cost of sales is comprised principally of the cost of fuel and transportation costs (primarily payroll). Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authority.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED JANUARY 31, 1998 TO FISCAL YEAR ENDED JANUARY 31, 1997

REVENUES

Revenue increased $9.2 million, or 27.2%, for the year ended January 31, 1998 ("fiscal 1998") compared to the year ended January 31, 1997 ("fiscal 1997"). The Company delivered 33.3 million gallons of fuel to its customers in fiscal 1998, an increase of 41.1% over the 23.6 million gallons delivered in fiscal 1997. The increase in revenue resulted from a higher volume of fuel sales to existing customers, acquisition of new customers in existing locations, and the introduction of mobile fueling operations into additional metropolitan areas, offset by declines in the wholesale price of gasoline and diesel fuel.

GROSS PROFIT

Gross profit increased $919,000 or 38.5% in fiscal 1998 compared to fiscal 1997, primarily as a result of increases in revenue, fuel price increases and certain cost reductions. The gross profit per gallon on fuel sold in fiscal 1998 was 4.3 cents per gallon compared to a gross profit in fiscal 1997 of 5.5 cents per gallon. The Company achieved a gross profit on mobile refueling operations in fiscal 1998 of 22.3% compared to a gross profit of 17.2% in fiscal 1997. The decrease in fuel gross profit from fiscal 1997 to fiscal 1998 was due primarily to reduction in markup on fuel sales, while the improvement in mobile refueling gross profit was due primarily to certain cost reductions and improvements in operating efficiency.

OPERATING EXPENSES

Operating expenses increased $935,000, or 35.4%, in fiscal 1998 compared to fiscal 1997. As a percentage of revenue, operating expenses increased from 7.8% in fiscal 1997 to 8.3% in fiscal 1998. The increase in operating expenses primarily resulted from an increase in payroll and related administrative costs associated with the addition of personnel to support expansion of the Company's mobile fueling operations.

INTEREST EXPENSE

Interest expense increased $42,000, or 9.7%, in fiscal 1998 compared to fiscal 1997 as a result of increased borrowings to fund the Company's expansion into new markets and to acquire new custom fuel trucks for existing and new locations.

INCOME TAXES

The Company recorded an income tax benefit of $153,000 in fiscal 1998 compared to an income tax benefit of $233,000 in fiscal 1997. Income taxes were recorded at effective tax rates of 24.4% and 35.1% in fiscal 1998 and fiscal 1997, respectively. The effective tax benefit rate reflects the Company's best estimate of its annual tax rate for each fiscal year.

NET LOSS

The Company had a net loss of $475,000, or $.18 per share, in fiscal 1998 and a net loss of $429,000, or $.26 per share, in fiscal 1997. The Company's net losses in fiscal 1998 and 1997 resulted primarily from the Company's expansion into new markets, underutilization of equipment in such markets and increases in personnel, equipment and facilities to support current and future growth.

COMPARISON OF FISCAL YEAR ENDED JANUARY 31, 1997 TO FISCAL YEAR ENDED JANUARY 31, 1996

    REVENUES

    Revenue increased $9.9 million, or 41.1%, for fiscal 1997 compared to the year ended January 31, 1996 ("fiscal 1996"). The Company delivered approximately
23.6 million gallons of fuel to its customers in fiscal 1997, an increase of 18.6% over the approximately 19.9 million gallons delivered in fiscal 1996. The increase in revenue resulted from a higher volume of fuel sales and services to existing customers, acquisition of new customers in existing locations, the introduction of mobile fueling operations into additional metropolitan areas and an overall increase in the wholesale price of gasoline and diesel fuel.

    GROSS PROFIT

    Gross profit increased $149,000 or 6.7% in fiscal 1997 compared to fiscal 1996. This increase was due primarily to increases in revenues, improvements in the gross margin on fuel sold, offset by a decline in the gross profit margin on mobile refueling services. The gross profit per gallon of fuel sold in fiscal 1997 was 5.5 cents per gallon compared to a gross profit of 1.1 cents per gallon in fiscal 1996. The Company achieved a gross profit on mobile refueling operations of 17.2% in fiscal 1997 compared to a gross profit of 33.1% in fiscal 1996. The improvement in fuel gross margin from fiscal 1996 to fiscal 1997 was due to a combination of price increases and improvements in purchasing. The decline in mobile refueling gross margin from fiscal 1996 to fiscal 1997 is due primarily to increases in driver payroll costs, repair and maintenance costs and other costs associated with the Company's expansion into new markets in fiscal 1997.

    OPERATING EXPENSES

    Operating expenses increased $888,000, or 50.7%, in fiscal 1997 compared to fiscal 1996. As a percentage of revenue, operating expenses increased from 7.3% in fiscal 1996 to 7.8% in fiscal 1997. The increase in operating expenses primarily resulted from an increase in payroll and related administrative costs associated with the addition of personnel to support expansion of the Company's mobile fueling operations.

    INTEREST EXPENSE

    Interest expense increased $88,500, or 25.7%, in fiscal 1997 compared to fiscal 1996 as a result of increased borrowings to fund the Company's expansion into new markets and to acquire new custom fuel trucks for existing and new locations.

    INCOME TAXES

    The Company recorded an income tax benefit of $233,000 in fiscal 1997 compared to an income tax provision of $75,000 in fiscal 1996. Income taxes were recorded at effective tax rates of 35.1% and 43.3% in fiscal 1997 and fiscal 1996, respectively. The effective tax benefit rate reflects the Company's best estimate of its annual tax rate for each fiscal year.

    NET INCOME (LOSS)

    The Company had a net loss of $429,000, or $.26 per share, in fiscal 1997 and net income of $99,000, or $.07 per share, in fiscal 1996. The Company's net loss in fiscal 1997 resulted primarily from the Company's expansion into new markets, underutilization of equipment in such markets and increases in personnel, equipment and facilities to support current and future growth.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's business requires it to expend considerable amounts of funds for fuel, labor and equipment costs before any payments are received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, labor costs and related taxes are funded bi-weekly and equipment related costs are generally satisfied within 30 days. The Company bills its customers weekly and generally collects its accounts within 35 to 40 days. Days sales outstanding at January 31, 1998 totaled 41 days as compared to 48 days sales outstanding at January 31, 1997.

    Continued revenue growth for the Company is dependent on its ability to obtain necessary working capital from bank borrowings, equity transactions and retained earnings in order to fund increases in accounts receivable and provide the funds necessary to acquire additional custom fuel delivery trucks. To date, the Company has relied on bank borrowings and sales of equity securities to finance its growth. At January 31, 1998, the Company had $1.7 million of availability under its $5.0 million line of credit and $1.4 million of cash and cash equivalents. The Company intends to seek the additional working capital it needs to finance its growth by a combination of vendor financing, continued expansion of its existing credit facility, and the use of its cash and cash equivalents on hand. While the Company believes it can successfully obtain additional vendor and bank financing to finance its growth, there is no assurance that any such financing can be obtained or will be obtained on terms acceptable to the Company. The Company anticipates, based on its current revenue levels, that its existing cash and cash equivalents as well as existing lines of credit will be adequate to meet its needs for working capital and capital expenditures for at least the next twelve months.

    The Company has outstanding borrowings of $3.3 million as of January 31, 1998 under its $5.0 million line of credit. Interest is payable monthly at .75% over the prime rate (8.5% as of January 31, 1998). The line of credit matures on October 31, 1999 and is secured by substantially all of the Company's assets. The credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of January 31, 1998, the Company was in compliance with these financial covenants and restrictions.

    Custom fuel trucks are ordered in advance of need and require a minimal down payment with the balance due upon delivery. It is expected that this balance will be funded through a combination of available cash and vendor financing. In the past, the Company has financed approximately 85% to 95% of the purchase price of fuel trucks. The Company is unable to estimate the amount of cash required for the acquisition of fuel trucks as such amount is dependent upon the terms and conditions of financing available, if any, to the Company at the time of delivery. At January 31, 1998, the Company had purchase commitments for 27 custom fuel delivery vehicles aggregating approximately $3.0 million.

    A significant portion of the Company's outstanding debt bears interest at variable interest rates. The Company's financial results will be impacted by significant increases or decreases in interest rates.

    YEAR 2000 ISSUE

    The Company has developed plans to address the possible exposures related to the impact on its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of fiscal 1999. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Management does not expect the financial impact of making the required system changes to be material to the Company's consolidated financial position, results of operations or cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    The following important factors have affected, and may in the future continue to affect, the Company's business, results of operations and financial condition, and could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

    LOSSES FROM OPERATIONS; ACCUMULATED DEFICIT; NO ASSURANCES OF PROFITABILITY. Although the Company operated profitably in the fiscal year ended January 31, 1996, the Company experienced net losses in the years ended January 31, 1998 and 1997 of $475,426 and $429,238, respectively, and there can be no assurance that the Company will not incur net losses in the future. The Company's expansion over the past several years and its negative cash flows from operating activities have been financed by additional bank borrowings and, subsequent to the Company's initial public offering, the net proceeds from the issuance of Common Stock and Warrants in that offering. The Company's operating expenses have increased as its business has grown and can be expected to increase as a result of the Company's expansion efforts into new markets. There can be no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or to operate profitably.

    NEED FOR CAPITAL. The mobile fueling business is capital intensive and the Company will continue to require substantial capital in order to operate and expand its business. The Company's primary long-term and working capital requirements have been to fund capital expenditures for custom fuel trucks and related equipment and working capital for the financing of customer accounts receivable. Historically, the Company has depended primarily on debt financing for its purchases of custom fuel trucks. If the Company is unable to obtain additional equity or debt financing in the future, the Company may have to limit its growth. The Company expects that its debt will increase in the future as the Company utilizes borrowed funds to acquire new vehicles, for acquisitions, working capital or other corporate purposes.

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

    POTENTIAL ACQUISITIONS; DIFFICULTY IN ASSIMILATING ACQUISITIONS. The Company intends to pursue acquisition opportunities as a means of achieving its growth objectives, although there can be no assurance that the Company will be able to locate or acquire suitable acquisition candidates on acceptable terms or that future acquired operations will be effectively and profitably integrated into the Company. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including diverting management attention, the assimilation of the operations and personnel of the acquired operations, the amortization of acquired intangible assets and the potential loss of key employees of the acquired operations. Properly managing any growth through acquisitions, avoiding the problems often attendant therewith, and continuing to operate in the manner which has proven successful to the Company to date will be important to the future success of the Company's business.

    RISKS ASSOCIATED WITH CUSTOMER CONCENTRATION; ABSENCE OF WRITTEN AGREEMENTS. Revenue from three major customers totaled approximately $13.8 million, $12.6 million, and $10.5 million in fiscal 1998, 1997 and 1996 respectively. Although the Company has contracts to provide mobile fuel services to several of its larger customers, most of the Company's customers do not have written agreements with the Company and can terminate the Company's mobile fueling services at any time and for any reason. As a result of this customer concentration and absence of written agreements, the Company's business, results of operations and financial condition could be materially adversely affected by the loss of one or more of its major customers or if the Company were to experience a high rate of contract terminations.

    LIMITED AVAILABILITY OF MANAGERIAL PERSONNEL. The Company has experienced significant growth over the past several years. For the Company to be able to continue to grow effectively it will need to continue to improve its operational, financial and other internal systems, and to attract, train, motivate, manage and retain its employees. If the Company is unable to manage growth effectively, the Company's results of operations will be adversely affected.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company required by Form 10-K are attached following Part III of this report, commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

  EXHIBITS               DESCRIPTION

     3.1        Articles of Incorporation (1

     3.2        By Laws (1)

     4.1        Form of Common Stock Certificate (1)

     4.2        Form of Redeemable Common Stock Purchase Warrant (1)

     4.3 Underwriters' Purchase Option Agreement Between The Registrant And Argent Securities, Inc. (1)

     4.4 Warrant Agreement between the Registrant and American Stock Transfer & Trust Company (1)

    10.1        Employment Agreement between the RegistrantaAnd Stanley H.
                Streicher (1)(2)

    10.2        Registrant's Stock Option Plan (1)(2)

    10.3 $5,000,000 Loan Agreement, dated December 31, 1997, between the Registrant and Bank Atlantic (3)

    10.4 Master Security Agreement, dated July 24, 1997, between the Registrant and General Electric Capital Corporation (3)

    10.5        Form of Promissary Note with General Electric Capital
                Corporation (3)

    10.6        Form of Collateral Schedule with General Electric Capital
                Corporation (3)

--------------------------------------------------------------------------------


(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 333-11541)
(2)  Management Contract or Compensatory Plan
(3)  Filed herewith

     (B)    REPORTS ON FORM 8-K

            None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  STREICHER MOBILE FUELING, INC.

Dated:  April 24, 1998            By: /s/ STANLEY H. STREICHER
                                     ------------------------
                                      Stanley  H. Streicher, Chairman of the
                                      Board and Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Dated:  April 24, 1998       By: /s/ STANLEY H. STREICHER
                                     --------------------------
                                     Stanley H. Streicher, Chairman of the
                                     Board and Chief Executive Officer
                                     (Principal Executive Officer)

    Dated:  April 24, 1998       By: /s/ WALTER B. BARRETT
                                     --------------------------
                                     Walter B. Barrett, Vice President,
                                     Finance and Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)

    Dated:  April 24, 1998       By: /s/ E. SCOTT GOLDEN
                                     --------------------------
                                      E. Scott Golden, Director

    Dated:  April 24, 1998       By: /s/ JOSEPH M. MURPHY
                                     --------------------------
                                     Joseph M. Murphy, Director

    Dated:  April 24, 1998       By:  /s/ JOHN H. O'NEIL, JR.
                                      --------------------------
                                      John H. O'Neil, Director

    Dated:  April 24, 1998       By:  /s/ L. PHILLIPS REAMES
                                      --------------------------
                                      L. Phillips Reames, Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----

Report of Independent Certified Public Accountants                                        F-2

Consolidated Balance Sheets as of January 31, 1998 and 1997                               F-3

Consolidated Statements of Operations for Each of the Years in the Three Year
         Period Ended January 31, 1998                                                    F-5

Consolidated Statements of Shareholders' Equity for Each of the Years in the Three
         Year Period Ended January 31, 1998                                               F-6

Consolidated Statements of Cash Flows for Each of the Years in the Three Year
         Period Ended January 31, 1998                                                    F-7

Notes to Consolidated Financial Statements                                                F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Streicher Mobile Fueling, Inc.:

We have audited the accompanying consolidated balance sheets of Streicher Mobile Fueling, Inc. (a Florida corporation) and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streicher Mobile Fueling, Inc. and subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended January 31, 1998, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  April 10, 1998.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            JANUARY 31, 1998 AND 1997

                ASSETS                                        1998            1997
               -------                                    ------------    ------------
Current Assets:
   Cash and cash equivalents                              $  1,411,134    $  2,848,000
   Investments                                                  69,227         115,751
   Accounts receivable, net of allowance for doubtful
     accounts of $148,000 and $51,000, respectively          5,065,437       4,352,761
   Inventories                                                 133,924          76,961
   Prepaid expenses and other                                  351,531         254,548
                                                          ------------    ------------
         Total current assets                                7,031,253       7,648,021

Property and Equipment:
   Land                                                         59,996            --
   Leasehold improvements                                      152,664          91,070
   Fuel trucks and automobiles                               6,305,637       3,586,670
   Machinery and equipment                                     799,858         613,583
   Furniture and fixtures                                       66,139          37,250
   Construction in process                                     173,797           6,280
                                                          ------------    ------------
                                                             7,558,091       4,334,853
         Less accumulated depreciation and amortization     (1,357,368)       (966,074)
                                                          ------------    ------------
                                                             6,200,723       3,368,779

Deferred income tax assets (Note 8)                            254,848            --
Note receivable from related party (Note 7)                    451,806         319,043
Other assets                                                    56,910          67,127
                                                          ------------    ------------

         Total assets                                     $ 13,995,540    $ 11,402,970
                                                          ============    ============

                                   (Continued)


                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            JANUARY 31, 1998 AND 1997

                                   (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY                                   1998            1997
------------------------------------                               ------------    ------------
Current Liabilities:
   Bank line of credit payable                                     $       --      $  1,404,469
   Current portion of long-term debt (Note 5)                           790,101         740,852
   Accounts payable                                                   2,313,581       2,411,031
   Accrued expenses                                                     415,664         426,818
   Customer deposits                                                    119,895         169,670
                                                                   ------------    ------------
         Total current liabilities                                    3,639,241       5,152,840

Long-term Liabilities:
   Bank line of credit payable (Note 4)                               3,269,713            --
   Long-term debt, excluding current portion (Note 5)                 2,645,336       1,123,498
   Deferred income taxes (Note 8)                                          --           165,219
                                                                   ------------    ------------

         Total liabilities                                            9,554,290       6,441,557
                                                                   ------------    ------------

Commitments and Contingencies  (Note 9)

Shareholders' Equity: (Notes 3, 10 and 11)
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued and outstanding                                           --              --
   Common stock, $.01 par value, 20,000,000 shares authorized,
     2,575,000 shares issued and outstanding                             25,750          25,750
   Additional paid-in capital                                         5,195,758       5,220,758
   Unrealized gain on investment                                           --            19,737
   Accumulated deficit                                                 (780,258)       (304,832)
                                                                   ------------    ------------
         Total shareholders' equity                                   4,441,250       4,961,413
                                                                   ------------    ------------

         Total liabilities and shareholders' equity                $ 13,995,540    $ 11,402,970
                                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED JANUARY 31, 1998

                                                        1998            1997            1996
                                                    ------------    ------------    ------------
Fuel sales revenues                                   21,028,667      17,489,356       9,691,916
Mobile fueling service revenues                        8,370,880       6,265,534       6,102,442
Fuel taxes                                            13,642,267      10,090,079       8,195,000
                                                    ------------    ------------    ------------
     Total revenues (Note 6)                          43,041,814      33,844,969      23,989,358

Cost of fuel sales                                    19,588,275      16,182,039       9,473,738
Cost of mobile fueling service sales                   6,505,965       5,186,676       4,083,612
Fuel taxes                                            13,642,267      10,090,079       8,195,000
                                                    ------------    ------------    ------------
   Total cost of sales                                39,736,507      31,458,794      21,752,350


         Gross profit                                  3,305,307       2,386,175       2,237,008

Operating expenses                                     3,575,368       2,640,609       1,752,485
                                                    ------------    ------------    ------------

         Operating income (loss)                        (270,061)       (254,434)        484,523

Loss on asset disposal                                   (62,399)         (5,928)           --
Interest expense                                        (474,923)       (432,498)       (343,967)
Interest and other incomE                                178,811          31,071          33,219
                                                    ------------    ------------    ------------

         Income (loss) before benefit (provision)
             for income taxes                           (628,572)       (661,789)        173,775

Income tax benefit (provision)                           153,146         232,551         (75,169)
                                                    ------------    ------------    ------------

         Net income (loss)                          $   (475,426)   $   (429,238)   $     98,606
                                                    ============    ============    ============

Basic and diluted net income (loss) per share       $      (0.18)   $      (0.26)   $       0.07
                                                    ============    ============    ============

Basic and diluted weighted average
   common shares outstanding                           2,575,000       1,631,250       1,500,000
                                                    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

      FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED JANUARY 31, 1998

                                                 COMMON STOCK           ADDITIONAL     UNREALIZED      RETAINED
                                          --------------------------      PAID-IN       GAIN ON        (DEFICIT)
                                            SHARES          AMOUNT        CAPITAL      INVESTMENT       EARNINGS          TOTAL
                                          -----------    -----------    -----------   -----------     -----------     -----------
BALANCE, JANUARY 31, 1995                   1,500,000    $    15,000    $   238,588     $   2,335      $    25,800     $   281,723

Net income                                       --             --             --            --            98,606          98,606
change in unrealized gain on investment          --             --             --           4,737            --             4,737
                                          -----------    -----------    -----------   -----------     -----------     -----------

BALANCE, JANUARY 31, 1996                   1,500,000         15,000        238,588         7,072         124,406         385,066

Net loss                                         --             --             --            --          (429,238)       (429,238)
change in unrealized gain on investment          --             --             --          12,665            --            12,665
net proceeds from issuance of common
     stock and common stock warrants        1,075,000         10,750      4,982,170          --              --         4,992,920
                                          -----------    -----------    -----------   -----------     -----------     -----------

BALANCE, JANUARY 31, 1997                   2,575,000         25,750      5,220,758        19,737        (304,832)      4,961,413
                                          -----------    -----------    -----------   -----------     -----------     -----------

Net loss                                         --             --             --            --          (475,426)       (475,426)
additional common stock offering expenses        --             --          (25,000)         --              --           (25,000)
change in unrealized gain on investment          --             --             --         (19,737)           --           (19,737)
                                          -----------    -----------    -----------   -----------     -----------     -----------

BALANCE, JANUARY 31, 1998                 $ 2,575,000    $    25,750    $ 5,195,758   $      --       $  (780,258)    $ 4,441,250
                                          ===========    ===========    ===========   ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED JANUARY 31, 1998

                                                                 1998          1997            1996
                                                             -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $  (475,426)   $  (429,238)   $    98,606
   Adjustments to reconcile net  income (loss) to net cash
     used in operating activities-
       Loss on disposal of equipment                              62,399          5,928           --
       Gain on sale of investments                               (44,621)          --             --
       Depreciation and amortization                             510,901        391,894        304,796
       Deferred income tax (benefit) provision                  (153,146)      (208,540)       110,641
       Provision for doubtful accounts                            65,000         82,146         20,852
       Changes in operating assets and liabilities:
         Accounts receivable                                    (777,676)    (1,842,348)    (1,126,012)
         Inventories                                             (56,963)           232         (9,119)
         Prepaid expenses and other current assets              (121,983)      (153,758)       (14,239)
         Deferred income tax asset                              (266,921)          --             --
         Other assets                                             10,217        (31,265)       (74,055)
         Accounts payable and accrued expenses                  (108,604)     1,178,489        389,742
         Customer deposits                                       (49,775)         5,826            640
                                                             -----------    -----------    -----------
             Net cash used in operating activities            (1,406,598)    (1,000,634)      (298,148)
                                                             -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment                               74,933        100,657           --
   Purchase of investment                                         (3,525)          --          (70,432)
   Purchases of property and equipment                        (3,492,706)      (694,919)    (1,103,536)
   Proceeds from disposal of equipment                            87,462         54,301           --
   Note receivable due from related party                       (132,763)      (286,745)        85,852
       Net cash used in investing activities                  (3,466,599)      (826,706)    (1,088,116)
                                                             -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings under line of credit            1,865,244       (398,326)       768,230
   Borrowings under long-term debt                             4,322,594      1,499,655      1,009,433
   Principal payments on long-term debt                       (2,751,507)    (1,608,417)      (460,033)
   Net proceeds from issuance of common stock and common
     stock warrants                                                 --        4,992,920           --
                                                             -----------    -----------    -----------
           Net cash provided by financing activities           3,436,331      4,485,832      1,317,630
                                                             -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                (1,436,866)     2,658,492        (68,634)
CASH AND CASH EQUIVALENTS, beginning of year                   2,848,000        189,508        258,142
                                                             -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                       $ 1,411,134    $ 2,848,000    $   189,508
                                                             ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for-
       Interest                                              $   453,786    $   457,153    $   326,661
                                                             ===========    ===========    ===========
       Income taxes                                          $   234,296    $    85,256    $    53,916
                                                             ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations originated                    $      --      $      --      $    96,323
                                                             ===========    ===========    ===========
     Unrealized gain on investment                           $      --      $    12,665    $     4,737
                                                             ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

(1)  NATURE OF OPERATIONS

Streicher Mobile Fueling, Inc. (the "Company") was incorporated in the State of Florida in October 1996. Prior to the effective date of the Company's registration statement for its initial public offering on December 11, 1996, the Company's business was conducted through the Mobile Fueling Division of Streicher Enterprises, Inc. ("Enterprises"), which began mobile fueling operations in 1983. Enterprises completed a corporate reorganization as of such effective date, pursuant to which the Mobile Fueling Division of Enterprises transferred its assets, liabilities and operations to the Company. Such corporate reorganization has been retroactively reflected in the accompanying financial statements and notes thereto as if such transfer had occurred at inception of the former Mobile Fueling Division. Accordingly, retained deficit includes the cumulative results of the former Mobile Fueling Division. Enterprises is wholly owned by the president of the Company and currently owns 52.4% of the outstanding common stock of the Company.

The Company delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). The Company currently has operations in Florida, Georgia, Louisiana, Tennessee, California and Texas.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiaries, Streicher West, Inc., Streicher Realty, Inc., and Mobile Computer Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the operations of the former Mobile Fueling Division of Enterprises on a retroactive basis as if the transfer discussed in Note 1 had occurred at the date of inception of the former Mobile Fueling Division.

(b)  Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents in the accompanying balance sheets is interest bearing cash of approximately $1.4 million and $2.5 million as of January 31, 1998 and 1997, respectively.

(c)  Investments

Investments consist of a certificate of deposit, with a maturity of greater than three months carried at cost which approximates market. The certificate of deposit is collateral for an irrevocable letter of credit issued under an agreement entered into with a vendor, on behalf of a customer, for the issuance of credit instruments to purchase selected products and services. The letter of credit and collateralized certificate of deposit are required until the credit instruments are returned to the vendor for cancellation.

(d)  Accounts Receivable

Accounts receivable are due from companies within a broad range of industries and are generally unsecured. The Company provides for credit losses based on management's evaluation of collectibility based on current and historical performance of the customer.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

(e)  Inventories

Inventories, consisting of gasoline and diesel fuel, are carried at cost which approximates the first-in, first-out method.

(f)  Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Ordinary maintenance and repairs are expensed as incurred. Improvements which significantly increase the value or useful life of property and equipment are capitalized. Property and equipment is depreciated or amortized using the straight-line method over the following estimated useful lives:

                                               YEARS
                                               -----

Mobile fuel delivery trucks                      10
Mobile fuel delivery tanks                       25
Machinery and equipment                           5
Furniture and fixtures                           10
Leasehold improvements                     Lesser of lease
                                         term or useful life

(g)  Income Taxes

The Company provides Federal and state income taxes at the applicable Federal and state statutory rates. Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and the amounts recorded for financial reporting purposes. Income taxes are provided as if the Company had been a separate taxable entity since inception of the former Mobile Fueling Division.

(h)  Revenue Recognition

The Company recognizes revenue at the time services are performed and fuel is delivered.

(i)  Use of Estimates

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

(j)  Fair Value of Financial Instruments

The Company's financial instruments, primarily consisting of cash and cash equivalents, investments, accounts receivable, note receivable from related party, accounts payable, bank line of credit payable, and long-term debt, approximate fair value due to their short-term nature or interest rates that approximate market.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

(k)  Net Income (Loss) Per Share

Net income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding. For all periods presented, outstanding common shares reflect the reorganization of Enterprises discussed in
Note 1 and the initial issuance of common stock by the Company as if such reorganization had occurred at inception of the former Mobile Fueling Division. Common stock equivalents, consisting of employee stock options and common stock warrants in fiscal 1998 and 1997, were antidilutive and accordingly, were not included in the calculation of net loss per share in fiscal 1998 and 1997. No common stock equivalents existed in fiscal 1996. In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which simplifies the accounting for earnings per share by presenting basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings per share are the same, as the Company's common stock equivalents are antidilutive. In addition, the Company's basic and diluted earnings per share are the same as that computed under APB No. 15, "Earnings Per Share", as presented in the accompanying statements of operations.

(l) Accounting for Long-Lived Assets

In fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes accounting standards to account for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. There was no effect on the Company's financial position or results of operations upon the adoption of SFAS No. 121.

(m)  Reclassifications

Certain prior years amounts have been reclassified to conform with the current year presentation.

(3) STOCK OPTION PLAN

In December 1996, the Company adopted a Stock Option Plan (the "Plan"), under which 100,000 shares of common stock are reserved for issuance upon exercise of options. In June 1997 the shareholders of the Company increased the number of shares available under the Plan to 250,000. The Plan is designed to serve as an incentive for retaining qualified and competent employees. The Company's Board of Directors administers the Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company and consultants. The Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and nonqualified stock options. Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant and the per share exercise price of nonqualified stock options will not be less than 85% of the fair market value on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant or after the expiration of 10 years from the date of grant. Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. The Plan also authorizes the Company to make loans to optionees to enable them to exercise their options and to allow them to use common stock to pay for the exercise of their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the rate of interest payable by the Company to its principal lender at the time the loan is made, and
(iii) be secured by the shares of common stock purchased. The following table summarizes stock option activity for the periods indicated:

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

                                                             WEIGHTED AVERAGE
                                                                EXERCISE
                                               SHARES            PRICE
                                               ------        ----------------

         Options granted as of 1/31/97            --
         Granted                               98,000              $3.34
                                                                   =====
         Exercised                                --
         Expired                                  --
                                             --------

         Balance as of 1/31/98                 98,000              $3.34
                                             ========              =====

         Exercisable                           48,000              $3.69
                                             ========              =====

         Available for future grant           152,000
                                             ========

An employment agreement with the Company's president provides for the issuance of options to acquire 1,000,000 shares of common stock at $6 per share. The timing of vesting of the stock options is contingent upon the Company achieving either a specified earnings per share level or a specified stock price level (the "performance threshold"), for the corresponding fiscal year end. Commencing with fiscal year ending January 31, 1998 and at each of the four fiscal year ends thereafter, 200,000 of such options will become exercisable if the Company achieves earnings per share, as defined in the agreement, of $.36, $.43, $.52, $.62 and $.74 for the fiscal years ending January 31, 1998, 1999, 2000, 2001 and 2002, respectively, (or cumulative earnings per share after fiscal 1998 of $.66, $1.09, $1.61, $2.23 and $2.97, respectively), or the closing bid price of the Company's common stock on any 20 consecutive trading days during such fiscal year is $7.25, $8.75, $10.50, $12.50 and $15.00, respectively, or the Company has cumulative net income of $2 million, $3 million, $4 million, $5 million and $6 million, respectively, as defined. For the fiscal year ended January 31, 1998 the Company's stock closing price exceeded $7.25 for more than 20 consecutive trading days and thus 200,000 of the options became excersiable. For any fiscal year after January 31, 1998 in which the Company attains the foregoing earnings, per share stock price or cumulative net income targets, any options eligible for vesting in prior years which were not vested and exercisable because the targets for such fiscal years were not achieved, shall become exercisable. In addition, for any fiscal year in which the Company attains the earnings per share, stock price or cumulative net income targets applicable to a subsequent fiscal year, all options eligible for vesting in such subsequent fiscal year shall vest and become exercisable. If any of the warrants are exercised, the options shall vest and become exercisable pro rata (based on the number of warrants exercised) to the extent not already vested in accordance with the foregoing. Regardless of the Company's performance, all of the stock options granted to the president shall vest and become exercisable ten years from the date of the grant.

Pro forma information required by SFAS No. 123 has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants made to date: risk-free interest rate of 7%, dividend yield of 0%, expected volatility of 50% and expected life of 10 years. The Company's pro forma information for fiscal 1998, 1997 and 1996 is as follows:

                                           1998           1997           1996
                                       -----------     ----------      --------
Net income (loss) - as reported        $  (475,426)    $ (429,238)     $ 98,606

Pro forma net income (loss)            $(1,450,911)    $ (483,363)     $ 98,606

Income (loss) per share - as reported        (0.18)         (0.26)     $   0.07

Pro forma net income (loss) per s$are        (0.56)         (0.30)     $   0.07

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

Pro forma net income (loss) reflects only options granted in 1998 and 1997. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma loss amounts presented because compensation cost is reflected over the expected life of the options.

(4) BANK LINE OF CREDIT PAYABLE

At January 31, 1998, the Company had borrowings of $3,269,713 under a $5,000,000 line of credit agreement with a bank. Interest is payable monthly at .75% over the prime rate (8.5% as of January 31, 1998). The line of credit matures in October 1999. Borrowings are secured by substantially all of the assets of the Company. Under the terms of the credit agreement, the Company is required to comply with certain financial covenants and restrictions. As of January 31, 1998, the Company was in compliance with these financial covenants and restrictions.

(5)  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                    JANUARY 31,
                                                                 1998          1997
                                                             -----------    -----------
Equipment loans payable (9.67% weighted average
 fixed interest rate at January 31, 1998) due in monthly
 installments with varying maturities through January 2003   $ 3,435,437    $ 1,311,883

Promissory notes payable refinanced
 or repaid                                                          --          552,467

Total long-term debt                                           3,435,437      1,864,350

Less: current portion                                           (790,101)      (740,852)
                                                             -----------    -----------

Long-term debt, excluding current portion                    $ 2,645,336      1,123,498
                                                             ===========    ===========


Future principal payments on long-term debt are due as follows as of January 31, 1998:

 YEAR ENDING JANUARY 31,

          1999              $  790,101
          2000                 815,772
          2001                 885,892
          2002                 770,432
          2003                 173,240
                            ----------
                            $ 3,435,437

(6)  MAJOR CUSTOMERS

Revenue from three major customers was approximately $13.8 million, $12.6 million and $10.5 million in fiscal 1998, 1997 and 1996 respectively.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

(7)  RELATED PARTY TRANSACTIONS

The Company engages in certain transactions with Enterprises. A note receivable from Enterprises totaled $451,806 and $319,043 as of January 31, 1998 and 1997, respectively, and bears interest at 8.25 percent annually. Such amounts represent tax benefits of the Company used by Enterprises, cash advances to Enterprises and certain expenses of Enterprises paid by the Company prior to its initial public offering. Interest income includes approximately $25,000 in fiscal 1998, $13,000 in fiscal 1997, and $16,000 in fiscal 1996 relating to the note receivable from Enterprises. The repayment terms of the note receivable from Enterprises require annual payments of interest only with a final payment of all accrued interest and unpaid principal due on January 31, 2007. The primary asset of Enterprises to support such repayment is its 52.4% ownership interest in the Company's common stock, which is presently restricted from sale or pledging through December 2001.

The Company has entered into four operating leases with the sole shareholder of Enterprises for the lease of the Company's headquarters and three division offices. These leases expire at varying times through August 2015. Total rent expense under these leases will average approximately $83,000 for each of the next five years and will total approximately $851,000 thereafter. Rent expense totaling approximately $95,000, $70,000 and $64,000 for the years ended January 31, 1998, 1997 and 1996, respectively, was paid to the sole shareholder of Enterprises.

(8)  INCOME TAXES

Income taxes are determined as if the Company had been a separate tax paying entity since inception of the former Mobile Fueling Division. Beginning in December 1996, the Company became a separate tax paying entity. As of January 31, 1998, the Company also has net operating loss carryforwards of approximately $1.1 million, relating to the period subsequent to the reorganization discussed in Note 1, available to offset future taxable income through 2013. The benefit (provision) for income taxes consists of the following for the years ended January 31, 1998, 1997 and 1996:

                               1998        1997         1996
                            ---------   ---------    ---------

                 Federal    $ 118,625   $ 198,767    $ (64,183)
                 State         34,521      33,784      (10,986)
                            ---------   ---------    ---------
                            $ 153,146   $ 232,551    $ (75,169)
                            =========   =========    =========

                 Current    $    --     $  24,011    $  35,472
                 Deferred     153,146     208,540     (110,641)
                            ---------   ---------    ---------

                            $ 153,146   $ 232,551    $ (75,169)
                            =========   =========    =========


The actual tax benefit (provision) of the Company for the years ended January 31, 1998, 1997 and 1996 differs from the statutory Federal tax rate of 34% due to the following:

                                                   1998         1997         1996
                                                ---------    ---------    ---------

Expected benefit (provision) for income
  taxes at statutory Federal income tax rates   $ 213,714    $ 225,008    $ (59,084)
State income taxes                                 22,783       22,297       (7,251)
Other                                             (66,439)        --           --
Nondeductible expenses                            (16,912)     (14,754)      (8,834)
                                                ---------    ---------    ---------
Actual benefit (provision) for income taxe      $ 153,146    $ 232,551    $ (75,169)
                                                =========    =========    =========

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

The following table represents the significant components of deferred income tax assets (liabilities) at January 31, 1998 and January 1997:

                                               1998         1997
                                             ---------    ---------

Book/tax basis differences
  of property and equipment                  $(196,860)   $(680,225)
Net operating loss carryforwards               412,031       56,846
Asset basis adjustment from reorganization     433,947      433,947
Other, net                                     (68,000)      24,213
                                             ---------    ---------
                                               581,118     (165,219)

Valuation allowance                           (326,270)        --

                                             $ 254,848    $(165,219)
                                             =========    =========


Management has recorded a valuation allowance for the portion of the deferred income tax asset that does not meet the "more likely than not" criteria of SFAS No. 109. Realization of the remaining net deferred income tax asset has been guaranteed by Enterprises, as it resulted from the reorganization of the Company in fiscal 1997.

(9)  COMMITMENTS AND CONTINGENCIES

(a)  Operating Leases

In addition to the operating leases for property owned by the sole shareholder of Enterprises discussed in Note 7, the Company has other operating leases from third parties for division offices that expire through December 1999. Rent expense under these operating leases for the fiscal years ended January 31, 1998, 1997 and 1996 was approximately $60,000, $56,000 and $40,000, respectively. Remaining payments relating to these properties are approximately $61,000, primarily payable over the next year.

(b)  Governmental Regulation

The Company's operations are affected by numerous Federal, state and local laws, including those relating to protection of the environment and worker safety. The transportation of gasoline and diesel fuel is subject to regulation by various Federal, state and local agencies. These regulatory authorities have broad powers, and the Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, its services. The Company is also subject to the rules and regulations of the Hazardous Materials Transportation Act. In addition, the Company depends on the supply of gasoline and diesel fuel from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry. The Company cannot determine the extent to which its future operations and results may be affected by new legislation, new regulations or changes in existing regulations.

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

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

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

(c)  Employment Agreement

In December 1996, the Company entered into an employment agreement with its president. The term of the agreement is five years and will automatically renew for two successive two-year terms, unless notice of termination is given by the Company prior to a renewal period. The agreement provides that if the president's employment is terminated as a result of his death or disability, he or his estate will receive for a period of six months, his base salary in effect as of the date of such termination and a prorated amount of any bonuses. The agreement also provides that in the event the president's employment is terminated "without cause" the president will receive, in addition to any salary, bonus and other compensation accrued through the date of termination, a lump sum equal to the greater of the full amount of salary, bonuses and other compensation due under the agreement for the remainder of the term or three times the then-existing salary and most recent annual bonus. The agreement further provides that the president will not compete with the Company while employed by the Company and for a period of two years following termination of employment. In the event that his employment is terminated without cause, as a result of his death or disability, or upon a change of control (as defined in the employment agreement), all options to purchase common stock held by the president shall become immediately exercisable.

The agreement also provides for two percent per annum of the outstanding balance of any Company debt personnally guaranteed by the president to be paid to the president in quarterly installments. Such amounts approximated $76,000 for the year ended January 31, 1998 and $8,000 for the year ended January 31, 1997. As of January 31, 1998, all debts guaranteed by the president of the Company have been repaid or the guarantees have been released by the lender.

The Company has also entered into written employment agreements with certain other company officers. The agreements vary in term from one to three years and automatically renew for successive one year periods unless notice of termination is given by the Company prior to a renewal period.

(d)  Absence of Written Agreements

Most of the Company's customers do not have written agreements with the Company and can terminate the Company's mobile fueling services at any time and for any reason. If the Company were to experience a high rate of terminations, the Company's business and financial performance could be adversely affected.

(e)  Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, no litigation or claims exist that would have a material effect on the consolidated financial position or results of operations of the Company as of January 31, 1998.

(f)  Other Commitments

The Company has entered into a consulting agreement with a minority shareholder for consulting services to be rendered to the Company. Payments for consulting services rendered under the agreement totaled approximately $120,000 in fiscal 1998 and $124,000 in fiscal 1997. As of January 31, 1998, remaining payments due under the consulting agreement totaled $40,000, which are payable at the rate of $10,000 per month. The agreement also provides for the minority shareholder to receive a fee of 2.5% of any merger transaction which he brokers for the Company, as defined.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

In August 1996, the Company entered into a consulting agreement with its underwriter to provide financial and investor relations services, public relations services and corporate communications services for a period of two years. Total costs of $100,000 were paid from the net proceeds of the offering, of which $49,300 was charged to expense in fiscal 1998 and $26,000 was expensed in fiscal 1997.

At January 31, 1998, the Company had purchase commitments for 27 custom fuel delivery vehicles aggregating approximately $3.0 million.

(10)  SHAREHOLDERS' EQUITY

In October 1996, the Company amended its articles of incorporation to authorize the issuance of 1,000,000 shares of preferred stock with such designations, rights and preferences as may be determined by the Board of Directors of the Company. At January 31, 1998, there were no preferred shares issued or outstanding.

In December 1996, the Company completed an initial public offering of 1,075,000 shares of common stock and 1,150,000 common stock warrants providing net proceeds to the Company of approximately $4,993,000.

(11)  COMMON STOCK WARRANTS

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

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------

10.3 $5,000,000 Loan Agreement, dated December 31, 1997, between the Registrant and Bank Atlantic

10.4 Master Security Agreement, dated July 24, 1997, between the Registrant and General Electric Capital Corporation

10.5      Form of Promissary Note with General Electric Capital Corporation

10.6      Form of Collateral Schedule with General Electric Capital Corporation