Form 10-K/A
period 1998-01-31
STREICHER MOBILE FUELING INC
filed 1998-06-01
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           FORM 10-K/A (AMENDMENT #1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period            from _____________ to ______________

                         COMMISSION FILE NUMBER 0-21825

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

                       DOCUMENTS INCORPORATED BY REFERENCE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company are as follows:

    NAME AND ADDRESS        AGE     POSITION AND OFFICE
    ---------------------------------------------------
    Stanley H. Streicher    55      President, Chief Executive Officer
                                       Director and Founder

    Walter B. Barrett       40      Vice President, Finance; Chief Financial
                                       Officer and Treasurer

    Steven E. Alford        32      Vice President, Operations

    Timothy W. Koshollek    34      Vice President, Marketing

    E. Scott Golden         42      Director

    Joseph M. Murphy        51      Director

    John H. O'Neil, Jr.     68      Director

    L. Phillips Reames      54      Director

         Mr. Streicher has served as President and Chief Executive Officer of the Company since its inception in October 1996. Mr. Streicher has also served as the President and Chief Executive Officer of Streicher Enterprises, Inc. ("Enterprises") the Company's predecessor, since its inception in 1983. During the period 1979 to 1983, Mr. Streicher operated a mobile fueling business which became the Company's predecessor. From 1972 to 1979, Mr. Streicher served as supervisor of receiving of AT&T's Montgomery Material Management Center, where he designed systems to expedite material and equipment handling. From 1965 to 1972, Mr. Streicher served to the rank of Captain in the United States Military in various leadership capacities, including the command of an aviation division together with the responsibility for scheduling aircraft and their refueling.

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

         Mr. Koshollek has served as the Vice President of Marketing since March 1998. Prior to that and from October 1996 Mr. Koshollek served as Vice President of Marketing and Operations of Enterprises and the Company. From 1991 to 1994, Mr. Koshollek was responsible for sales and management of a wholesale seafood company. From 1989 to 1991, he was the operations manager of Enterprises responsible for its Southeast division fuel delivery operations.

         E. Scott Golden has served as a Director of the Company since January 1997. Mr. Golden has maintained his own law office since 1988. From 1983 to 1988, Mr. Golden was an attorney at Buck & Golden, P.A., where he was vice president.

         Joseph M. Murphy has served as a Director of the Company since January 1997. Since August 1983 Mr. Murphy has served as President and Chief Executive Officer of Murphy Management, a management consulting and executive search firm he founded, which specializes in the retail, general merchandise, supermarket and food industries.

         John H. O'Neil, Jr. has served as a Director of the Company since January 1997. Since February 1998, Mr. O'Neil has served as Chairman of Health Foundation of South Florida, a non-profit charitable foundation, and has served as its Chief Executive Officer since February 1996. Mr. O'Neil has served as Chairman of Cedars Medical Center since May 1992.

         L. Phillips Reames has served as a Director of the Company since January 1997. Since 1981, Mr. Reames has served as the Chairman of Argent Securities, Inc. ("Argent"), an investment banking firm.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers and persons who won more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ending January 31, 1998, all of the
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that (i) Form 3S (Initial Statement of Beneficial Ownership of Securities) were not filed on a timely basis for Walter B. Barrett and Steven E. Alford and (ii) Form 4S (Statement of Changes in Beneficial Ownership) were not filed on a timely basis for stock option grants made to Walter B. Barrett, Timothy W. Koshollch, E. Scott Golden, Joseph M. Murphy, John H. O'Neill, Jr. and L. Phillips Reames.

ITEM 11. EXECUTIVE COMPENSATION

      SUMMARY COMPENSATION TABLE

    The following table sets forth certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer (the "Named Executive Officer") for the fiscal years ended January 31, 1998, 1997, and 1996. No other executive officer's salary and bonus equaled or exceeded $100,000 for such years.

                           SUMMARY COMPENSATION TABLE

                                                                                                     LONG TERM
                                                        ANNUAL COMPENSATION (1)                    COMPENSATION
                                      -------------------------------------------------------------------------
            NAME AND                  FISCAL YEAR                                                     ALL OTHER
         PRINCIPAL POSITION           ENDED 1/31            SALARY            BONUS                COMPENSATION
    -----------------------------------------------------------------------------------------------------------
    Stanley H. Streicher,..            1998               $275,000              --                       --
       President & Chief Executive     1997                246,550              --                       --
       Officer                         1996                150,113              --                       --

    ----------
    (1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such columns. The aggregate amount of perquisites and other personal benefits provided to the named Executive Officer is less that 10% of the total annual salary and bonus of such officer.

        EMPLOYMENT CONTRACT

      The Company entered into an employment agreement with Stanley H. Streicher effective December 11, 1996, pursuant to which Mr. Streicher serves as President and Chief Executive Officer of the Company. The term of the agreement is five years. The term of agreement will automatically renew for two successive two-year terms, unless notice of termination is given prior to a renewal period. The agreement provides that Mr. Streicher shall receive an initial annual base salary of $275,000 which shall be increased to reflect the change of the cost of living, based upon the change, from the preceding January 1, in the consumer price index for All Urban Consumers, as published by the U.S. Bureau of Labor Statistics. In addition to salary, Mr. Streicher will be eligible to participate in a bonus pool which will provide him additional compensation of up to 10% of the Company's pre-tax earnings.

      The agreement provides that if Mr. Streicher's employment is terminated as a result of his death or disability, he or his estate will receive for a period of six months his base salary in effect as of the date of termination and a prorated amount of any bonuses. The agreement also provides that in the event Mr. Streicher's employment is terminated "without cause" or for "good reason," Mr. Streicher will receive, in addition to any salary, bonus and other compensation accrued through the date of termination, a lump sum equal to the greater of the full amount of salary, bonuses and other compensation due under the agreement for the remainder of the term and three times the then-existing salary and most recent annual bonus. The agreement further provides that Mr. Streicher will not compete with the Company (I) while employed by the Company, and (ii) for a period of two years following termination of employment. In the event that his employment is terminated without cause, as a result of his death or disability, or upon a change of control (as defined in the employment agreement), all options to purchase Common Stock held by Mr. Streicher shall become immediately exercisable. The Company may terminate the agreement for "justifiable cause" which as defined therein means Mr. Streicher's conviction of felony involving moral turpitude, fraud, dishonesty, or any crime in connection with his employment which causes the Company substantial detriment; continual gross neglect of his duties; unauthorized dissemination or use of confidential information of the company; or engaging in competition with the Company during the term of the agreement. Pursuant to the agreement, the Company is obligated to pay all legal expenses associated with any legal proceedings concerning the interpretation of the agreement.

      The agreement further provides Mr. Streicher with stock options that will enable him to acquire up to an aggregate of 1,000,000 shares of Common Stock at an exercise price equal to the initial offering price of the Company following the closing of this Offering. The exercise of the stock options is contingent upon the Company achieving either a specified earnings per share level or a specified stock price level (the "performance threshold"), for the corresponding fiscal year-end. Commencing with fiscal year-ended January 31, 1998 and at each of the four fiscal year ends thereafter, 200,000 of such options will be come exercisable if the Company achieves earnings per share of $.36, $.42, $.52., $.62 and $.74 for the fiscal years ended January 31, 1998, 1999, 2000, 2001 and 2002, respectively, (or cumulative earnings per share after fiscal 1998 of $.66, $1.09, $1.61, $2.23 and $2.97, respectively,) or the closing bid price of the Company's Common Stock on any 20 consecutive trading days during such fiscal year is $7.25, $8.75, $10.50, $12.50 and $15.00, respectively, or the Company has cumulative net income of $2 million, $3 million, $4 million, $5 million and $6 million, respectively. For any fiscal year after January 31, 1998 in which the Company attains the foregoing earnings per share, stock price or cumulative net income targets, any options eligible for vesting in prior years which were not vested and exercisable because the targets for such fiscal years were not achieved, shall become exercisable. In addition, for any fiscal year in which the Company attains the earnings per share, stock price or cumulative net income targets applicable to a subsequent fiscal year, all options eligible for vesting in such subsequent fiscal year shall vest and become exercisable. If any of the Company's publicly traded Warrants are exercised, the options shall vest and become exercisable pro rata (based on the number of Warrants exercised) to the extent not already vested in accordance with the foregoing. Regardless of the Company's performance, all of the stock options granted to Mr. Streicher shall vest and become exercisable ten years from the date of the grant.

    STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

    The following table sets forth certain information concerning option exercises in fiscal year ending January 31, 1998, the number of options held by the Named Executive Officer as of January 31, 1998 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

                                                               NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN-THE-
                            NUMBER OF                                OPTIONS AT                 MONEY OPTIONS AT
                             SHARES                               JANUARY 31, 1998             JANUARY 31, 1998 (1)
                            ACQUIRED       VALUE           -----------------------------------------------------------
             NAME          ON EXERCISE    REALIZED         EXERCISABLE  UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
--------------------------------------------------         -----------  -------------      -----------  -------------
Stanley H. Streicher......    0             --               200,000       800,000              --            --

----------
(1) The closing sale price for the Company's Common Stock as reported on the NASDAQ SMALLCAP MARKET on January 30, 1998 was $3.75. Value is calculated by multiplying (a) the difference between $3.75 and the option exercise price by (b) the number of shares of Common Stock underlying the option.

COMPENSATION COMMITTEE OR BOARD REPORT ON COMPENSATION

         The Company's executive compensation program is administered by the Board of Directors. The Board's general philosophy with respect to compensation of the Company's executive officers has been to offer competitive compensation designed to attract and retain key executives critical to the long-term success of the Company and to recognize an individual's contribution and personal performance. The principal component of executive compensation has been base salary. Executive officers may also be granted bonuses and stock options.

         BASE SALARIES. Base salaries are initially determined by evaluating the responsibilities of the position held and by reference to the competitive marketplace for executive talent through review of an individual's background and overall expertise in the Company's line of business and the salaries of similarly situated executives. The Company believes that it is competitive with respect to initial base salaries. Increases to base salaries are also influenced by the performance of the Company and the individual against established goals and objectives.

         ANNUAL BONUS. The Company maintains an annual incentive bonus program which provides for the payment of cash bonuses to executive offices and other key employees of the Company based upon Company's financial performance and individual performance. While these bonus awards are based upon the Company's pre-tax earnings, the Committee strives to align the bonus plan targets with the Company's long-term goals so that strategic focus is maintained. No bonuses were paid to the Company's executive officers during the fiscal year ended January 31, 1998.

         OPTIONS. The Company's Stock Option Plan provides such an incentive through the award of stock options to executive officers and other key employees. The Stock Option Plan is administered by the Board of Directors. No stock options were granted to the Company's executive officers during the fiscal year ended January 31, 1998, except to one new executive officer in connection with his hiring. During February 1998, the Board of Directors granted options to purchase an aggregate of 50,000 shares to two of the Company's executive officers.

         EMPLOYMENT AGREEMENTS. In December of 1996, the Company entered into an employment agreement with Stanley H. Streicher, the Company's President and Chief Executive Officer. Accordingly, the compensation payable to Mr. Streicher for fiscal 1998 and subsequent years will be determined pursuant to his employment agreement. See "Executive Compensation--Employment Contract." The Company also has employment agreements with its other executive officers.

                                        Stanley H. Streicher
                                        E. Scott Golden
                                        Joseph M. Murphy
                                        John H. O'Neill, Jr.
                                        L. Phillip Reames

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors does not presently have a Compensation Committee. Stanley H. Streicher, the Company's President and Chief Executive Officer, is a member of the Board of Directors and participated in deliberations of the Board concerning executive officer compensation. Mr. Streicher does not participate in discussion regarding his own compensation or performance appraisals.

      DIRECTOR COMPENSATION

      The Company compensates each non-employee director a director's fee of $1,000 per month. In addition, the company's directors are reimbursed for any out-of-pocket expense incurred by them for attendance at meetings of the Board of Directors or committees thereof. In February 1997, each non-employee director was granted options to purchase 12,000 shares of Common Stock at an excise price of $3.69 per share, which options vest at a rate of 1,000 shares per month, commencing on February 1, 1997. Such options are callable by the Company at any time (i) after February 1, 2002 or (ii) when the bid price for the Common Stock is at least $20.00 per share.

                               PERFORMANCE TABLE

The following table shows the cumulative total shareholder return on the Company's Common Stock over the fiscal periods ended January 31, 1998 and 1997 as compared to the total returns of the NASDAQ Stock Market Index. Returns are based on the change in year-end to year-end price and assume reinvested dividends. The table assumes $100 was invested on December 11, 1996 (the date of the Company's inception) in the Company's Common Stock and the NASDAQ Stock Market Index.

                                                          1/98             1/97
                                                          ----             ----

Streicher Mobile Fueling, Inc.                          $63.00           $144.00
NASDAQ Stock Market -- US                              $124.00           $105.00

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of May 15, 1998 by (a) each person known to the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (b) each director (including nominees) who owns any such shares, (c) each Named Executive Officer and (d) the directors and executive officers of the Company as a group:

                                                          COMMON STOCK
                                                     BENEFICIALLY OWNED (2)
                                                   ------------------------
NAME OF BENEFICIAL OWNER(1)                         SHARES          PERCENT
                                                   ---------        -------
Stanley H. Streicher (3)........................   1,551,000         55.9%

E. Scott Golden (4).............................      13,000          *

Joseph M. Murphy (5)............................      12,000          *

John H. O'Neil, Jr (5)..........................      12,000          *

L. Phillips Reames (5)..........................      12,000          *

All directors and executive officers
     as a group (8 persons).....................   1,600,500         56.7%

----------
*        Less than one percent.

(1) Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Streicher Mobile Fueling, Inc., 2720 N.W. 55th Court, Fort Lauderdale, Florida 33309.
(2) Based on 2,575,000 shares of Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission (the"Commission"), certain shares of Common Stock which a person has the right to acquire within 60 days of May 15, 1998 pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) Includes (i) 1,351,500 shares owned by Streicher Enterprises, Inc. (Enterprises"), of which Stanley H. Streicher owns 100% of the outstanding capital stock and (ii) 200,000 shares issuable upon the exercise of options that are presently exercisable. Excludes 800,000 shares issuable upon exercise of stock option held by Mr. Streicher that are not exercisable within 60 days of May 15, 1998.
(4) Includes (i) 1,000 shares owned directly by Mr. Golden and (ii) 12,000 shares issuable upon the exercise of options that are presently exercisable.
(5)      Includes 12,000 shares subject to presently exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company was incorporated in October 1996. Prior to the effective date of the Company's Registration Statement for its initial public offering on December 11, 1996, the Company's business was conducted through the Mobile Fueling Division of Streicher Enterprises, Inc. which began mobile fueling operations in 1983. On December 11, 1996, Enterprises completed a corporate reorganization pursuant to which Enterprises transferred to the Company all assets, liabilities and operations of its Mobile Fueling Division. At January 31, 1998, the Company had a note receivable from Enterprises in the amount of $451,806, which represents tax benefits of the Company used by Enterprises, cash advances to Enterprises and certain expenses of Enterprises paid by the Company prior to its initial public offering. The note receivable bears interest at 8.25% per annum and requires payment of interest only until January 31, 2007, when all accrued interest and unpaid principal will become due and payable.

         The Company has entered into four operating leases with Mr. Streicher for the lease of the Company's headquarters and three division offices. These leases expire at varying times through August 2015. Total rent expense under these leases will average approximately $83,000 for each of the next five years. Rental payments totaling approximately $95,000 for the year ended January 31, 1998 were paid to Mr. Streicher.

         Mr. Streicher's employment agreement provides that two percent per annum of the outstanding balance of any Company debt personally guaranteed by Mr. Streicher be paid to him in quarterly installments. These payments totaled $76,000 for the year ended January 31, 1998. As of January 31, 1998 Mr. Streicher had been released from all personal guarantees of the Company's debt.

         Mr. Golden performed legal services for the Company during the fiscal year ended January 31, 1998 and may be retained to provide legal advice to the Company from time to time in the future.

         Argent served as the Company's underwriters in its initial public offering. In connection with the offering, Argent was granted an option to purchase up to 100,000 shares of Common Stock at a price of $9.30 per share and 100,000 Warrants at a price of $.19375 per Warrant. Each Warrant shall entitle Argent to purchase one share of Common Stock at $9.30 per share. Argent's option is exercisable for a period of four years, commencing December 11, 1997.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STREICHER MOBILE FUELING, INC.

Dated: June 1, 1998                   By: /s/ WALTER B. BARRETT
                                          --------------------------------------
                                          Walter B. Barrett, Vice President,
                                          Finance and  Chief Financial Officer