Form 10-Q
period 1998-04-30
STREICHER MOBILE FUELING INC
filed 1998-06-15
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required requirements for the past 90
days. Yes [X]   No [ ]

As of April 30, 1998, 2,575,000 shares of the issuer's common stock were outstanding.

                         STREICHER MOBILE FUELING, INC.

                                    FORM 10-Q

                                      INDEX

FORM 10-Q PART AND ITEM NO.

  Part I-Financial Information

           Item 1.  Unaudited Financial Statements

                    Consolidated Balance Sheets as of
                    April 30, 1998 and January 31, 1998.....................3

                    Consolidated Statements of Operations for
                    the three months ended April 30, 1998 and 1997..........4

                    Consolidated Statements of Cash Flows for the three
                    months ended April 30, 1998 and 1997....................5

                    Notes to Financial Statements...........................6

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................7

  Part II - Other Information

           Items 1 - 6.....................................................10

           Signatures......................................................11

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                  APRIL 30        JANUARY 31
                             ASSETS                                1998              1998
                                                                -----------       -----------
Current Assets:
   Cash and cash equivalents                                    $   872,987       $ 1,411,134
   Investments                                                       69,508            69,227
   Accounts receivable, net of allowance for doubtful
     accounts of $164,000  and $148,000 respectively              4,861,065         5,065,437
   Inventories                                                      104,852           133,924
   Prepaid expenses and other current assets                        312,912           351,531
                                                                -----------       -----------
         Total current assets                                     6,221,324         7,031,253

Property and Equipment:
   Land                                                              83,570            59,996
   Leasehold improvements                                           155,009           152,664
   Fuel trucks and automobiles                                    7,226,633         6,305,637
   Machinery and equipment                                          803,733           799,858
   Furniture and fixtures                                            66,139            66,139
   Construction in process                                          459,838           173,797
                                                                -----------       -----------
                                                                  8,794,922         7,558,091

         Less accumulated depreciation and amortization          (1,530,800)       (1,357,368)
                                                                -----------       -----------
                                                                  7,264,122         6,200,723

Deferred income tax assets                                          259,392           254,848
Note receivable from related party                                  403,155           451,806
Other assets                                                         45,701            56,910
                                                                -----------       -----------

         Total assets                                           $14,193,694       $13,995,540
                                                                -----------       -----------

                                   (Continued)

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                 APRIL 30         JANUARY 31
LIABILITIES AND SHAREHOLDERS' EQUITY                               1998              1998
                                                                -----------       -----------
Current Liabilities:
   Bank line of credit payable                                  $ 3,367,728               --
   Current portion of long-term debt                                954,992       $   790,101
   Accounts payable                                               1,655,688         2,313,581
   Accrued expenses                                                 537,246           415,664
   Customer deposits                                                119,895           119,895
                                                                -----------       -----------
         Total current liabilities                                6,635,549         3,639,241

Long-term Liabilities:
   Bank line of credit payable                                           --         3,269,713
   Long-term debt, excluding current portion                      3,230,101         2,645,336
                                                                -----------       -----------

         Total liabilities                                        9,865,650         9,554,290
                                                                -----------       -----------


Shareholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                             --                --
   Common stock, $.01 par value, 20,000,000 shares
     authorized, 2,575,000 shares issued and outstanding             25,750            25,750
   Additional paid-in capital                                     5,195,758         5,195,758
   Accumulated deficit                                             (893,464)         (780,258)
                                                                -----------       -----------
         Total shareholders' equity                               4,328,044         4,441,250
                                                                -----------       -----------

         Total liabilities and shareholders' equity             $14,193,694       $13,995,540
                                                                ===========       ===========

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE MONTH PERIODS ENDED APRIL 30, 1998 AND 1997


                                           1998           1997
                                       ------------    ------------

Fuel sales revenues                    $  5,147,145    $  4,918,064
Mobile fueling service revenues           2,296,848       1,967,185
Fuel taxes                                3,939,795       3,103,828
                                       ------------    ------------
     Total revenues                      11,383,788       9,989,077

Cost of fuel sales                        4,662,920       4,759,715
Cost of mobile fueling service sales      1,919,619       1,598,857
Fuel taxes                                3,939,795       3,103,828
                                       ------------    ------------
     Total cost of sales                 10,522,334       9,462,400

         Gross profit                       861,454         526,677

Operating expenses                          840,763         797,183
                                       ------------    ------------

         Operating income (loss)             20,691        (270,506)

Interest expense                           (159,428)        (86,322)
Interest and other income                    25,531          36,033
                                       ------------    ------------

         Loss before benefit
             for income taxes              (113,206)       (320,795)

Income tax benefit                               --         112,000
         Net loss                          (113,206)       (208,795)
                                       ------------    ------------
Basic loss per share                   $      (0.04)   $      (0.08)
                                       ------------    ------------

Basic and diluted weighted average
   common shares outstanding              2,575,000       2,575,000
                                       ------------    ------------

                 STREICHER MOBILE FUELING, INC, AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED APRIL 30, 1998 AND 1997

                                                          1998            1997
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income (loss)                                  $  (113,206)   $  (208,795)
   Adjustments to reconcile net  loss to net cash
     used in operating activities:
       Depreciation and amortization                       173,432        104,183
       Deferred income tax benefit                              --       (112,000)
       Provision for doubtful accounts                      20,000          9,000
       Changes in operating assets and liabilities:
         Accounts receivable                               184,372        189,841
         Inventories                                        29,072         (1,820)
         Prepaid expenses and other current assets          38,619         11,020
         Deferred income tax asset                          (4,544)            --
         Other assets                                       11,209        (77,537)
         Accounts payable and accrued expenses            (536,311)      (345,403)
         Customer deposits                                      --         (1,000)
                                                       -----------    -----------
             Net cash used in operating activities        (197,357)      (432,511)
                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment                                     (281)          (773)
   Purchases of property and equipment                  (1,236,831)      (263,891)
   Note receivable due from related party                   48,651         (9,201)
                                                       -----------    -----------
       Net cash used in investing activities            (1,188,461)      (273,865)
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net  borrowings under line of credit                     98,015        249,486
   Borrowings under long-term debt                         985,201        217,852
   Principal payments on long-term debt                   (235,545)      (160,235)
                                                       -----------    -----------
           Net cash provided by financing activities       847,671        307,103
                                                       -----------    -----------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                            (538,147)      (399,273)
CASH AND CASH EQUIVALENTS, beginning of period           1,411,134      2,848,000
                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, end of period               $   872,987    $ 2,448,727
                                                       ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for-
       Interest                                        $   158,893    $    82,490
                                                       ===========    ===========
       Income taxes                                    $     4,544    $    10,000
                                                       ===========    ===========

                                       6

                         STREICHER MOBILE FUELING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 1998 AND 1997
                                   (UNAUDITED)

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

The Company delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). At April 30, 1998, the Company had operations in Florida, Georgia, Tennessee, California, Louisiania and Texas.

(2) BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiaries, Streicher West, Inc., Streicher Realty, Inc. and Mobile Computer Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current quarter presentation. These interim financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended January 31, 1998 included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(3) COMMITMENTS AND CONTINGENCIES

        At April 30, 1998, the Company had purchase commitments, to be exercised over the next twelve months, for 29 custom fuel delivery vehicles costing approximately $2.9 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements as a result of certain factors, including those set forth under the caption "Certain Factors Affecting Future Operating Results" in Item 7 of the Company's Annual Report in Form 10-K for the fiscal year ended January 31, 1998. The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and the above described factors set forth in the Company's Form 10-K.

GENERAL

         The Company derives all of its revenue from providing mobile fueling services. Revenue is comprised principally of sales of gasoline and diesel fuel and related service charges. Cost of sales is comprised principally of the cost of fuel and delivery costs (primarily payroll and equipment costs). Included in both revenue and cost of sales are Federal and state fuel taxes, which are generally paid by the Company when it pays for its fuel and are billed by the Company to its customers upon billing for the related fuel and service charges.

RESULTS OF OPERATIONS

         REVENUES

         Revenues for the three months ended April 30, 1998 increased 14.0% to $11.4 million, compared to $10.0million for the same quarter a year ago. This increase was due primarily to an increase in volume of fuel delivered, offset by decreases in the average wholesale price per gallon of gasoline and diesel fuel. For the three months ended April 30, 1998, the Company delivered 9.5 million gallons of fuel compared to 7.3 million gallons for the same quarter of the prior year, an increase of 29.7%. The increase in volume was attributable to an increase in services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

         GROSS PROFIT

         Gross profit for the three months ended April 30, 1998 increased 63.6%, to $861,000, compared to $527,000 for the same quarter a year ago. This increase is primarily due to the higher volume of fuel delivered. The gross profit per gallon on fuel sold in the three months ended April 30, 1998 was 5.1 cents compared to a gross profit per gallon of 2.2 cents for the same period a year ago. This improvement was due to greater efficiency in the purchasing of fuel, modest increases in the fuel price markup and certain changes in the mix of customers. The Company achieved a gross profit on mobile refueling operations of 16.4% in the three months ended April 30, 1998 compared to a gross profit on mobile refueling operations of 18.7% for the same period a year ago. This decline was due primarily to costs associated with the Company's continued expansion, primarily increases in payroll and equipment ownership costs.

         OPERATING EXPENSES

         Operating expenses for the three months ended April 30, 1998 increased 5.5%, to $841,000, compared to $797,000 for the same quarter a year ago. This increase is primarily attributable to increases in payroll and related administrative costs associated with additional personnel and facilities to support the Company's expansion, increases in insurance costs, financial consulting fees and other costs.

         INTEREST EXPENSE

         Interest expense for the three months ended April 30, 1998 increased 84.7%, to $159,000, compared to $86,000 for the same quarter a year ago. This increase is a result of increases in the Company's outstanding borrowings due to the purchase of additional equipment to support its expansion.

         INTEREST INCOME

         Interest income for the three months ended April 30, 1998 decreased to $26,000, compared to $36,000 for the same quarter a year ago. This decrease is primarily due to decreases in cash equivalents held by the Company. The invested funds represent the remaining portion of the net proceeds of the Company's initial public offering in December 1996.

         INCOME TAXES

         The Company recognized no income tax benefit or expense for the three months ended April 30, 1998, compared to a benefit of $112,000, representing an effective tax benefit rate of 40.9%, for the same quarter a year ago. The elimination of the tax benefit in the current quarter resulted from the Company's fully reserving any potential income tax benefit.

         NET LOSS

         Net loss for the three months ended April 30, 1998 was $113,000 or $.04 per share, compared to a net loss of $208,795 or $.08 per share for the three months ended April 30, 1997. The decrease in loss incurred is due to the combination of factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires it to expend considerable amounts of funds for fuel, labor and equipment costs before any payments are received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, labor costs and related taxes are funded bi-weekly and equipment related costs are generally satisfied within 30 days. The Company bills its customers weekly and generally collects its accounts within 35 to 40 days. Days sales outstanding at April 30, 1998 totaled 36 days as compared to 38 days sales outstanding at January 31, 1998.

         Continued revenue growth for the Company is dependent on its ability to obtain necessary working capital from bank borrowings, equity transactions and retained earnings in order to fund increases in accounts receivable and provide the funds necessary to acquire additional custom fuel delivery trucks. To date, the Company has relied on bank borrowings and sales of equity securities to finance its growth. At April 30, 1998, the Company had $1.6 million of availability under its $5.0 million line of credit and $900,000 of cash and cash equivalents. The Company intends to seek the additional working capital it needs to finance its growth by a combination of vendor financing, continued expansion of its existing credit facility, and the use of its cash and cash equivalents on hand. While the Company believes it can successfully obtain additional vendor and bank financing to finance its growth, there is no assurance that any such financing can be obtained or will be obtained on terms acceptable to the Company. The Company anticipates, based on its current revenue levels, that its existing cash and cash equivalents as well as existing lines of credit will be adequate to meet its needs for working capital and capital expenditures for at least the next twelve months.

         The Company has outstanding borrowings of $3.4 million as of April 30, 1998 under its $5.0 million line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly at .75% over the prime rate (8.5% as of April 30, 1998). The line of credit matures on October 31, 1999 and is secured by substantially all of the Company's assets. The credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of April 30, 1998, the Company was in compliance with these financial covenants and restrictions.

         Custom fuel trucks are ordered in advance of need and require a minimal down payment with the balance due upon delivery. It is expected that this balance will be funded through a combination of available cash and financing. In the past, the Company has financed approximately 85% to 95% of the purchase price of fuel trucks. The Company is unable to estimate the amount of cash required for the acquisition of fuel trucks as such amount is dependent upon the terms and conditions of financing available, if any, to the Company at the time of delivery. At April 30, 1998, the Company had purchase commitments, to be exercised over the next twelve months, for 29 custom fuel delivery vehicles costing approximately $2.9 million.

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

    None.

    ITEM 6

    EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:         27 Financial Data Schedule

    (b) Reports on Form 8-K:

         No reports on Form 8-K were filed by the company during the three months ended April 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                        STREICHER MOBILE FUELING, INC.


June 15, 1998           By: /S/ STANLEY H. STREICHER
                            ---------------------------------------------------
                            Stanley H. Streicher
                            Chief Executive Officer



June 15, 1998           By: /S/ WALTER B. BARRETT
                            ---------------------------------------------------
                            Walter B. Barrett
                            Vice President, Finance and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT    DESCRIPTION
-------    -----------
  27       Financial Data Schedule