Form 10-Q
period 1998-07-31
STREICHER MOBILE FUELING INC
filed 1998-09-14
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998


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

         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required requirements for the past 90 days. Yes X ___ No ___ ___.

As of July 31, 1998, 2,575,000 shares of the issuer's common stock were outstanding.


                         STREICHER MOBILE FUELING, INC.

                                    FORM 10-Q

                                      INDEX


FORM 10-Q PART AND ITEM NO.

         Part I-Financial Information

                  Item 1.           Unaudited Financial Statements

                                    Consolidated Balance Sheets as of
                                    July 31, 1998 and January 31, 1998.........................3

                                    Consolidated Statements of Operations for the three
                                    and six months ended July 31, 1998 and 1997................5

                                    Consolidated Statements of Cash Flows for the six
                                    months ended July 31, 1998 and 1997........................6

                                    Notes to Financial Statements..............................7

                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations........................8

         Part II - Other Information

                  Items 1 - 6.................................................................12

                  Signatures..................................................................13


                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS





                                                                JULY 31              JANUARY 31
                             ASSETS                               1998                  1998
                             ------                            -----------         -----------

Current Assets:
   Cash and cash equivalents                                   $   331,874         $ 1,411,134
   Investments                                                     --                   69,227
   Accounts receivable, net of allowance for doubtful
     accounts of $169,000 and $148,000 respectively              5,016,983           5,065,437
   Inventories                                                      75,374             133,924
   Prepaid expenses and other current assets                       367,858             351,531
                                                               -----------         -----------
         Total current assets                                    5,792,089           7,031,253

Property and Equipment:
   Land                                                             88,048              59,996
   Leasehold improvements                                          176,398             152,664
   Fuel trucks and automobiles                                   8,825,968           6,305,637
   Machinery and equipment                                         883,407             799,858
   Furniture and fixtures                                           66,933              66,139
   Construction in process                                         169,946             173,797
                                                               -----------         -----------
                                                                10,210,700           7,558,091
         Less accumulated depreciation and amortization         (1,721,852)         (1,357,368)
                                                               -----------         -----------
                                                                 8,488,848           6,200,723

Deferred income tax assets                                         259,392             254,848
Note receivable from related party                                 418,602             451,806
Other assets                                                        44,940              56,910
                                                               -----------         -----------

         Total assets                                          $15,003,871         $13,995,540
                                                               ===========         ===========



                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)




                                                              JULY 31          JANUARY 31
LIABILITIES AND SHAREHOLDERS' EQUITY                            1998              1998
------------------------------------                      --------------      ------------

Current Liabilities:
   Bank line of credit payable                              $3,596,325        $     --
   Current portion of long-term debt                         1,156,106            790,101
   Accounts payable                                          1,603,666          2,313,581
   Accrued expenses                                            420,857            415,664
   Customer deposits                                           119,895            119,895
                                                            ----------        -----------
         Total current liabilities                           6,896,849          3,639,241

Long-term Liabilities:
   Bank line of credit payable                                   --             3,269,713
   Long-term debt, excluding current portion                 3,969,289          2,645,336
                                                            ----------        -----------

         Total liabilities                                  10,866,138          9,554,290
                                                            ----------        -----------


Shareholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                   --                  --
   Common stock, $.01 par value, 20,000,000 shares
     authorized, 2,575,000 shares issued and outstanding        25,750             25,750
   Additional paid-in capital                                5,195,758          5,195,758
   Accumulated deficit                                      (1,083,775)          (780,258)
                                                            ----------        -----------
         Total shareholders' equity                          4,137,733          4,441,250
                                                            ----------        -----------

         Total liabilities and shareholders' equity        $15,003,871        $13,995,540
                                                           ===========        ===========



                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JULY 31, 1998 AND 1997



                                                        THREE MONTH PERIODS                          SIX MONTH PERIODS
                                                            ENDED JULY 31,                             ENDED JULY 31,
                                                 ------------------------------------      ----------------------------------
                                                    1998                   1997               1998                   1997
                                                 ----------             -----------        ----------             ------------
Fuel sales revenues                              $4,697,844             $ 4,592,226        $9,739,365             $  9,514,832
Mobile fueling service revenues                   2,408,145               1,965,163         4,704,993                3,927,806
Fuel taxes                                        3,936,956               3,199,484         7,876,751                6,303,312
                                                 ----------             -----------        ----------             ------------
     Total revenues                              11,042,945               9,756,873        22,321,109               19,745,950

Cost of fuel sales                                4,322,329               4,405,259         8,879,625                9,164,973
Cost of mobile fueling service sales              1,833,714               1,368,783         3,753,333                2,967,640
Fuel taxes                                        3,936,956               3,199,484         7,876,751                6,303,312
                                                 ----------             -----------        ----------             ------------
     Total cost of sales                         10,092,999               8,973,526        20,509,709               18,435,925

         Gross profit                               949,946                 783,347         1,811,400                1,310,025

Operating expenses                                  962,775                 870,817         1,803,538                1,668,000
                                                 -----------             ----------       -----------              -----------

         Operating income (loss)                    (12,829)                (87,470)            7,862                 (357,975)

Interest expense                                   (197,731)               (103,829)         (357,159)                (190,152)
Interest and other income                            20,249                  43,079            45,780                   79,112
                                                 ----------             -----------        ----------             ------------

         Loss before benefit
             for income taxes                      (190,311)               (148,220)         (303,517)                (469,015)

Income tax benefit                                      --                   46,000              --                    158,000
                                                 ----------             -----------        ----------             ------------
         Net loss                               $  (190,311)           $   (102,220)      $  (303,517)           $    (311,015)
                                                ===========            ============       ============           =============

Basic loss per share                            $    ( 0.07)           $    ( 0 .04)      $   ( 0 .12)           $     ( 0 .12)
                                                ===========            ============       ============           =============
Basic and diluted weighted average
   common shares outstanding                      2,575,000               2,575,000         2,575,000                2,575,000
                                                ===========            ============       ============           =============

                 STREICHER MOBILE FUELING, INC, AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JULY 31, 1998 AND 1997



                                                                                   1998                            1997
                                                                              -------------                     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income (loss)                                                         $     (303,517)                   $ (311,015)
   Adjustments to reconcile net  loss to net cash
     used in operating activities:
       Depreciation and amortization                                                 364,484                       218,714
       Deferred income tax benefit                                                      --                        (158,000)
       Provision for doubtful accounts                                                35,000                        18,000
       Changes in operating assets and liabilities:
         Accounts receivable                                                          13,454                       237,114
         Inventories                                                                  58,550                        (1,991)
         Prepaid expenses and other current assets                                   (16,327)                       58,428
         Deferred income tax asset                                                    (4,544)                          --
         Other assets                                                                 11,971                      (124,486)
         Accounts payable and accrued expenses                                      (704,723)                     (696,256)
         Customer deposits                                                              --                          (9,500)
                                                                              --------------                    ----------
             Net cash used in operating activities                                  (545,652)                     (768,992)
                                                                              --------------                    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment                                                   69,227                          --
   Purchase of investment                                                               --                          (1,571)
   Purchases of property and equipment                                            (2,652,609)                   (1,460,933)
   Note receivable due from related party                                             33,204                         9,478
                                                                              --------------                    ----------
       Net cash used in investing activities                                      (2,550,178)                   (1,453,026)
                                                                              --------------                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net  borrowings under line of credit                                              326,612                     1,083,431
   Borrowings under long-term debt                                                 2,172,940                       542,846

   Principal payments on long-term debt                                             (482,982)                     (340,784)
                                                                              --------------                    ----------
           Net cash provided by financing activities                               2,016,570                     1,285,493
                                                                              -------------                     ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                                    (1,079,260)                     (936,525)

CASH AND CASH EQUIVALENTS, beginning of period                                     1,411,134                     2,848,000
                                                                              -------------                     ----------

CASH AND CASH EQUIVALENTS, end of period                                      $      331,874                    $1,911,475
                                                                              =============                     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for-
       Interest                                                               $      318,587                    $  150,656
                                                                              =============                     ==========
       Income taxes                                                           $        4,544                    $     --
                                                                              =============                     ==========

                         STREICHER MOBILE FUELING, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1) NATURE OF OPERATIONS

         The Company delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). At July 31, 1998, the Company had operations in Florida, Georgia, Tennessee, California, Louisiania and Texas.

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

(3)  COMMITMENTS AND CONTINGENCIES

     At July 31, 1998, the Company had purchase commitments, excercisable over the next seven months, for 11 custom fuel delivery vehicles costing approximately $960,000.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31,
     1997

     REVENUES

         Revenues for the three months ended July 31, 1998 increased 12.2% to $11.0 million, compared to $9.8 million for the same quarter a year ago. This increase was due primarily to an increase in volume of fuel delivered, offset by decreases in the average wholesale price per gallon of gasoline and diesel fuel. For the three months ended July 31, 1998, the Company delivered 9.7 million gallons of fuel compared to 7.4 million gallons for the same quarter of the prior year, an increase of 31.1%. The increase in volume was attributable to an increase in services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

     GROSS PROFIT

    Gross profit for the three months ended July 31, 1998 increased 21.3%, to $950,000, compared to $783,000 for the same quarter a year ago. This increase is primarily due to the higher volume of fuel delivered. The gross profit per gallon on fuel sold in the three months ended July 31, 1998 was 3.9 cents compared to a gross profit per gallon of 2.5 cents for the same period a year ago. This improvement was due to greater efficiency in the purchasing of fuel, modest increases in the fuel price markup and certain changes in the mix of customers. The Company achieved a gross profit on mobile refueling operations of 23.9% in the three months ended July 31, 1998 compared to a gross profit on mobile refueling operations of 30.3% for the same period a year ago. This decline was due primarily to costs associated with the Company's continued expansion, primarily increases in payroll and equipment ownership costs.

    OPERATING EXPENSES

    Operating expenses for the three months ended July 31, 1998 increased 10.6%, to $963,000, compared to $871,000 for the same quarter a year ago. This increase is primarily attributable to increases in payroll and related administrative costs associated with additional personnel and facilities to support the Company's expansion, increases in insurance costs and additional marketing related costs, offset by decreases in financial consulting fees and debt guarantee fees.

     INTEREST EXPENSE

    Interest expense for the three months ended July 31, 1998 increased 90.4%, to $198,000, compared to $104,000 for the same quarter a year ago. This increase is a result of increases in the Company's outstanding borrowings due to the purchase of additional equipment to support its expansion.

    INTEREST INCOME

    Interest income for the three months ended July 31, 1998 decreased to $20,000, compared to $43,000 for the same quarter a year ago. This decrease is primarily due to decreases in cash equivalents held by the Company. The invested funds represent the remaining portion of the net proceeds of the Company's initial public offering in December 1996.

    INCOME TAXES

    The Company recognized no income tax benefit or expense for the three months ended July 31, 1998, compared to a benefit of $46,000, representing an effective tax benefit rate of 31.0%, for the same quarter a year ago. The elimination of the tax benefit in the current quarter resulted from the Company's fully reserving any potential income tax benefit.

    NET LOSS

    Net loss for the three months ended July 31, 1998 was $190,000 or $.07 per share, compared to a net loss of $102,000 or $.04 per share for the three months ended July 31, 1997. The increase in net loss incurred is due to the combination of factors discussed above.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JULY 31, 1998 COMPARED TO SIX MONTHS ENDED JULY 31, 1997

     REVENUES

     Revenues for the six months ended July 31, 1998 increased 13.2% to $22.3 million, compared to $19.7 million for the same period a year ago. This increase was due primarily to an increase in volume of fuel delivered, offset by decreases in the average wholesale price per gallon of gasoline and diesel fuel. For the six months ended July 31, 1998, the Company delivered 19.2 million gallons of fuel compared to 14.7 million gallons for the same period of the prior year, an increase of 30.6%. The increase in volume was attributable to an increase in services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

     GROSS PROFIT

Gross profit for the six months ended July 31, 1998 increased 38.2%, to $1.8 million, compared to $1.3 million for the same period a year ago. This increase is primarily due to the higher volume of fuel delivered. The gross profit per gallon on fuel sold in the six months ended July 31, 1998 was 4.5 cents compared to a gross profit per gallon of 2.4 cents for the same period a year ago. This improvement was due to greater efficiency in the purchasing of fuel, modest increases in the fuel price markup and certain changes in the mix of customers. The Company achieved a gross profit on mobile refueling operations of 20.2% in the six months ended July 31, 1998 compared to a gross profit on mobile refueling operations of 24.4% for the same period a year ago. This decline was due primarily to costs associated with the Company's continued expansion, primarily increases in payroll and equipment ownership costs.

     OPERATING EXPENSES

Operating expenses for the six months ended July 31, 1998 increased 7.8%, to $1.8 million, compared to $1.7 million for the same period a year ago. This increase is primarily attributable to increases in payroll and related administrative costs associated with additional personnel and facilities to support the Company's expansion, increases in insurance costs, increases in marketing expenses and other costs, offset by decreases in financial consulting fees and debt guarantee fees.



     INTEREST EXPENSE

    Interest expense for the six months ended July 31, 1998 increased 87.9%, to $357,000, compared to $190,000 for the same period a year ago. This increase is a result of increases in the Company's outstanding borrowings due to the purchase of additional equipment to support its expansion.

    INTEREST INCOME

    Interest income for the six months ended July 31, 1998 decreased to $46,000, compared to $79,000 for the same period a year ago. This decrease is primarily due to decreases in cash equivalents held by the Company. The invested funds represent the remaining portion of the net proceeds of the Company's initial public offering in December 1996.

    INCOME TAXES

   The Company recognized no income tax benefit or expense for the six months ended July 31, 1998, compared to a benefit of $158,000, representing an effective tax benefit rate of 33.7%, for the same period a year ago. The elimination of the tax benefit in the current quarter resulted from the Company's fully reserving any potential income tax benefit.

    NET LOSS

    Net loss for the six months ended July 31, 1998 was $304,000 or $.12 per share, compared to a net loss of $311,000 or $.12 per share for the same period a year ago. The decrease in loss incurred is due to the combination of factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's business requires it to expend considerable amounts of funds for fuel, labor and equipment costs before any payments are received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, labor costs and related taxes are funded bi-weekly and equipment related costs are generally satisfied within 30 days. The Company bills its customers weekly and generally collects its accounts within 35 to 40 days. Days sales outstanding at July 31, 1998 totaled 39 days as compared to 38 days sales outstanding at January 31, 1998.

    Continued revenue growth for the Company is dependent on its ability to obtain necessary working capital from bank borrowings, equity transactions and retained earnings in order to fund increases in accounts receivable and provide the funds necessary to acquire additional custom fuel delivery trucks. To date, the Company has relied on bank borrowings and sales of equity securities to finance its growth. At July 31, 1998, the Company had $1.4 million of availability under its $5.0 million line of credit and $332,000 of cash and cash equivalents. The Company intends to seek the additional working capital it needs to finance its growth by a combination of vendor financing, continued expansion of its existing credit facility, and the use of its cash and cash equivalents on hand. While the Company believes it can successfully obtain additional vendor and bank financing to finance its growth, there is no assurance that any such financing can be obtained or will be obtained on terms acceptable to the Company. To the extent that the Company does not obtain additional financing, it will be forced to curtail its expansion plans. The Company anticipates, based on its current revenue levels, that its existing cash and cash equivalents as well as existing lines of credit will be adequate to meet its needs for working capital and capital expenditures for at least the next twelve months.

    The Company has outstanding borrowings of $ 3.6 million as of July 31, 1998 under its $5.0 million line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly at .75% over the prime rate (8.5% as of July 31, 1998). The line of credit matures on October 31, 1999 and is secured by substantially all of the Company's assets. The credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of July 31, 1998, the Company was not in compliance with the minimum net worth and working capital requirements. The Company has requested waivers of these violations from the lender. Although there is no assurance, the Company believes it will obtain waivers of these violations from the lender.

    Custom fuel trucks are ordered in advance of need and require a minimal down payment with the balance due upon delivery. It is expected that this balance will be funded through a combination of available cash and financing. In the past, the Company has financed approximately 85% to 95% of the purchase price of fuel trucks. The Company is unable to estimate the amount of cash required for the acquisition of fuel trucks as such amount is dependent upon the terms and conditions of financing available, if any, to the Company at the time of delivery. At July 31, 1998, the Company had purchase commitments, to be executed over the next seven months, for 11 custom fuel delivery vehicles costing approximately $960,000.

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

    DEFAULTS UPON SENIOR SECURITIES

    None.

    ITEM 4

    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

    ITEM 5

    OTHER INFORMATION

    None.

    ITEM 6

    EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits: Financial Data Schedule: Ex. 27

    (b) Reports on Form 8-K: None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                            STREICHER MOBILE FUELING, INC.






 September 10, 1998    By:  /S/ STANLEY H. STREICHER
                            ------------------------

                            Stanley H. Streicher
                            Chief Executive Officer

 September 10, 1998    By:  /S/ WALTER B. BARRETT
                            ---------------------

                            Walter B. Barrett
                            Vice President, Finance and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                      DESCRIPTION
-------                      -----------

  27                Financial Data Schedule