Form 10-Q
period 1998-10-31
STREICHER MOBILE FUELING INC
filed 1998-12-15
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required requirements for the past 90 days. Yes X . No _____ .

As of December 14, 1998, 2,575,000 shares of the issuer's common stock were outstanding.

                         STREICHER MOBILE FUELING, INC.

                                    FORM 10-Q

                                      INDEX

FORM 10-Q PART AND ITEM NO.

     Part I-Financial Information

             Item 1.  Unaudited Financial Statements

                      Consolidated Balance Sheets as of
                      October 31, 1998 and January 31, 1998 . . . . . .........3

                      Consolidated Statements of Operations for the three
                      and nine months ended October 31, 1998 and 1997..........5

                      Consolidated Statements of Cash Flows for the nine
                      months ended October 31, 1998 and 1997...................6

                      Notes to Financial Statements............................7

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations......................8

     Part II-Other Information

             Items 1 - 6......................................................12

             Signatures.......................................................13

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                   OCTOBER 31      JANUARY 31
                   ASSETS                                             1998            1998
                   ------                                         ------------    ------------
Current Assets:
   Cash and cash equivalents                                      $    123,807    $  1,411,134
   Investments                                                            --            69,227
   Accounts receivable, net of allowance for doubtful
     accounts of $166,000 and $148,000 respectively                  5,543,013       5,065,437
   Inventories                                                         181,354         133,924
   Prepaid expenses and other current assets                           134,150         351,531
                                                                  ------------    ------------
         Total current assets                                        5,982,324       7,031,253

Property and Equipment:
   Land                                                                233,803          59,996
   Leasehold improvements                                              182,064         152,664
   Fuel trucks and automobiles                                       9,954,568       6,305,637
   Machinery and equipment                                             892,729         799,858
   Furniture and fixtures                                               69,178          66,139
   Construction in process                                               2,968         173,797
                                                                  ------------    ------------
                                                                    11,335,310       7,558,091
         Less accumulated depreciation and amortization             (1,942,891)     (1,357,368)
                                                                  ------------    ------------
                                                                     9,392,419       6,200,723

Deferred income tax assets                                             259,392         254,848
Note receivable from related party                                     432,462         451,806
Other assets                                                            37,175          56,910
                                                                  ------------    ------------
         Total assets                                             $ 16,103,772    $ 13,995,540
                                                                  ============    ============

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                      OCTOBER 31      JANUARY 31
LIABILITIES AND SHAREHOLDERS' EQUITY                                     1998            1998
------------------------------------                                 ------------    ------------
Current Liabilities:
   Bank line of credit payable                                       $  4,218,834    $       --
   Current portion of long-term debt                                    1,327,313         790,101
   Accounts payable                                                     1,943,495       2,313,581
   Accrued expenses                                                       295,781         415,664
   Customer deposits                                                      119,895         119,895
                                                                     ------------    ------------
         Total current liabilities                                      7,905,318       3,639,241

Long-term Liabilities:
   Bank line of credit payable                                               --         3,269,713
   Long-term debt, excluding current portion                            4,334,275       2,645,336
                                                                     ------------    ------------
         Total liabilities                                             12,239,593       9,554,290
                                                                     ------------    ------------
Shareholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued and outstanding                                             --              --
   Common stock, $.01 par value, 20,000,000 shares authorized,
     2,575,000 shares issued and outstanding                               25,750          25,750
   Additional paid-in capital                                           5,195,758       5,195,758
   Accumulated deficit                                                 (1,357,329)       (780,258)
                                                                     ------------    ------------
         Total shareholders' equity                                     3,864,179       4,441,250
                                                                     ------------    ------------
         Total liabilities and shareholders' equity                  $ 16,103,772    $ 13,995,540
                                                                     ============    ============

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 1998 AND 1997

                                                   THREE MONTH PERIODS             NINE MONTH PERIODS
                                                    ENDED OCTOBER 31,               ENDED OCTOBER 31,
                                              ----------------------------    ----------------------------
                                                  1998            1997            1998            1997
                                              ------------    ------------    ------------    ------------
Fuel and service charge revenue               $  8,009,233    $  8,244,646    $ 22,453,591    $ 21,687,284
Fuel taxes                                       4,209,927       3,590,358      12,086,678       9,893,670
                                              ------------    ------------    ------------    ------------
     Total revenues                             12,219,160      11,835,004      34,540,269      31,580,954

Cost of fuel and delivery expenses               7,098,372       7,159,552      19,731,330      19,292,166
Fuel taxes                                       4,209,927       3,590,358      12,086,678       9,893,670
                                              ------------    ------------    ------------    ------------
     Total cost of sales                        11,308,299      10,749,910      31,818,008      29,185,836

         Gross profit                              910,861       1,085,094       2,722,261       2,395,118

Operating expenses                                 946,568       1,010,953       2,750,106       2,678,952
                                              ------------    ------------    ------------    ------------

         Operating income (loss)                   (35,707)         74,141         (27,845)       (283,834)

Loss on asset disposal                              (6,877)           --            (6,877)           --
Interest expense                                  (243,424)       (128,479)       (600,583)       (318,631)
Interest and other income                           12,454          75,816          58,234         154,928
                                              ------------    ------------    ------------    ------------
                                                  (237,847)        (52,663)       (549,226)       (163,703)

Income (loss) before benefit
             for income taxes                     (273,554)         21,478        (577,071)       (447,537)

Income tax benefit (expense)                          --            (5,061)           --           152,939
                                              ------------    ------------    ------------    ------------
         Net income (loss)                    $   (273,554)   $     16,417    $   (577,071)   $   (294,598)
                                              ============    ============    ============    ============

Basic and diluted earnings (loss) per share   $       (.10)   $        .01    $       (.22)   $       (.11)
                                              ============    ============    ============    ============

Basic and diluted weighted average
   common shares outstanding                     2,575,000       2,575,000       2,575,000       2,575,000
                                              ============    ============    ============    ============

                 STREICHER MOBILE FUELING, INC, AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIODS ENDED OCTOBER 31, 1998 AND 1997

                                                                                1998           1997
                                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $  (577,071)   $  (294,598)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       (Gain) loss on disposal of assets                                          6,877           (133)
       Gain on sale of investment                                                  --          (44,621)
       Depreciation and amortization                                            590,228        362,636
       Deferred income tax benefit                                                 --         (152,939)
       Provision for doubtful accounts                                           50,000         35,000
       Changes in operating assets and liabilities:
         Increase in accounts receivable                                       (527,576)      (696,844)
         Increase in inventories                                                (47,430)       (22,130)
         (Increase) Decrease in prepaid expenses and other current assets       217,381       (107,690)
         Increase in deferred income tax asset                                   (4,544)      (257,128)
         (Increase) Decrease in other assets                                     19,735         (5,304)
         Decrease in accounts payable and accrued expenses                     (489,969)      (613,196)
         Decrease in customer deposits                                             --           (9,500)
                                                                            -----------    -----------
             Net cash used in operating activities                             (762,369)    (1,806,447)
                                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment                                              69,227         74,933
   Purchase of investment                                                          --           (2,403)
   Purchases of property and equipment                                       (3,802,278)    (2,248,885)
   Proceeds from sale of assets                                                  13,477           --
   Note receivable due from related party                                        19,344        (41,296)
                                                                            -----------    -----------
       Net cash used in investing activities                                 (3,700,230)    (2,217,651)
                                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit                                          949,121      1,209,671
   Borrowings under long-term debt                                            3,087,908      1,646,867
   Principal payments on long-term debt                                        (861,757)      (605,694)
                                                                            -----------    -----------
           Net cash provided by financing activities                          3,175,272      2,250,844
                                                                            -----------    -----------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                               (1,287,327)    (1,773,254)

CASH AND CASH EQUIVALENTS, beginning of period                                1,411,134      2,848,000
                                                                            -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                    $   123,807    $ 1,074,746
                                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for-
       Interest                                                             $   570,774    $   300,640
                                                                            ===========    ===========
       Income taxes                                                         $     4,544    $     5,061
                                                                            ===========    ===========

                         STREICHER MOBILE FUELING, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS

         The Company delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). At October 31, 1998, the Company had operations in Florida, Georgia, Tennessee, California, Louisiana and Texas.

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

         Management makes various estimates and assumptions in determining the reported amounts of assets, liabilities, revenues and expenses for each period presented. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events, and actual results will differ from the estimates.

(3) COMMITMENTS AND CONTINGENCIES

         At October 31, 1998, the Company had purchase commitments, exercisable over the next six months, for 3 custom fuel delivery vehicles costing approximately $210,000.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997

         REVENUES

         Revenues for the three months ended October 31, 1998 increased 3.4% to $12.2 million, compared to $11.8 million for the same quarter a year ago. This increase was due primarily to an increase in volume of fuel delivered, offset by decreases in the average wholesale price per gallon of gasoline and diesel fuel. For the three months ended October 31, 1998, the Company delivered 10.7 million gallons of fuel compared to 9.0 million gallons for the same quarter of the prior year, an increase of 18.9%. The increase in volume was attributable to an increase in services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

         GROSS PROFIT

         Gross profit for the three months ended October 31, 1998 decreased 17.2%, to $911,000, compared to $1.1 million for the same quarter a year ago. This decline was due to increased costs associated with the Company's continued expansion, primarily increases in payroll and equipment ownership costs, partially offset by increases in the total amount of fuel delivered.

         OPERATING EXPENSES

         Operating expenses for the three months ended October 31, 1998 decreased 5.3%, to $947,000, compared to $1.0 million for the same quarter a year ago. This decrease is primarily attributable to decreases in administrative payroll and related costs, decreases in financial consulting fees, debt guarantee fees and telephone expenses, partially offset by increases in insurance costs and marketing expenses.

         INTEREST EXPENSE

         Interest expense for the three months ended October 31, 1998 increased 89.8%, to $243,000, compared to $128,000 for the same quarter a year ago. This increase is a result of increases in the Company's outstanding borrowings due to the purchase of additional equipment to support its expansion, along with increases in borrowings under the Company's working capital line of credit.

         INTEREST INCOME

         Interest income for the three months ended October 31, 1998 decreased to $12,000, compared to $76,000 for the same quarter a year ago. This decrease is primarily due to decreases in cash equivalents held by the Company. The invested funds represent the remaining portion of the net proceeds of the Company's initial public offering in December 1996.

         INCOME TAXES

         The Company recognized no income tax benefit or expense for the three months ended October 31, 1998, compared to expense of $5,000, representing an effective tax benefit rate of 31.0%, for the same quarter a year ago. The elimination of the tax benefit in the current quarter resulted from the Company's fully reserving any potential income tax benefit.

         NET LOSS

         Net loss for the three months ended October 31, 1998 was $274,000 or $.10 per share, compared to a net income of $16,000 or $.01 per share for the three months ended October 31, 1997. The net loss incurred is due to the combination of factors discussed above.

RESULTS OF OPERATIONS

         NINE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO NINE MONTHS ENDED OCTOBER 31, 1997

         REVENUES

         Revenues for the nine months ended October 31, 1998 increased 9.2% to $34.5 million, compared to $31.6 million for the same period a year ago. This increase was due primarily to an increase in volume of fuel delivered, offset by decreases in the average wholesale price per gallon of gasoline and diesel fuel. For the nine months ended October 31, 1998, the Company delivered 29.9 million gallons of fuel compared to 23.7 million gallons for the same period of the prior year, an increase of 26.2%. The increase in volume was attributable to an increase in services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

         GROSS PROFIT

         Gross profit for the nine months ended October 31, 1998 increased 12.5%, to $2.7 million, compared to $2.4 million for the same period a year ago. This improvement was primarily due to the increased quantity of fuel delivered, partially offset by costs associated with the Company's continued expansion, primarily increases in payroll and equipment ownership costs.

         OPERATING EXPENSES

         Operating expenses for the nine months ended October 31, 1998 increased 3.7%, to $2.8 million, compared to $2.7 million for the same period a year ago. This increase is primarily attributable to increases in insurance costs, increases in marketing expenses and other costs, partially offset by decreases in financial consulting fees, debt guarantee fees and modest decreases in administrative payroll and related costs.

         INTEREST EXPENSE

         Interest expense for the nine months ended October 31, 1998 increased 88.4%, to $601,000, compared to $319,000 for the same period a year ago. This increase is a result of increases in the Company's outstanding borrowings due to the purchase of additional equipment to support its expansion, along with increases in borrowings under the Company's working capital line of credit.

         INTEREST INCOME

         Interest income for the nine months ended October 31, 1998 decreased to $58,000, compared to $155,000 for the same period a year ago. This decrease is primarily due to decreases in cash equivalents held by the Company. The invested funds represent the remaining portion of the net proceeds of the Company's initial public offering in December 1996.

         INCOME TAXES

         The Company recognized no income tax benefit or expense for the nine months ended October 31, 1998, compared to a benefit of $153,000, representing an effective tax benefit rate of 34.2%, for the same period a year ago. The elimination of the tax benefit in the current period resulted from the Company's fully reserving any potential income tax benefit.

         NET LOSS

         Net loss for the nine months ended October 31, 1998 was $577,000 or $.22 per share, compared to a net loss of $295,000 or $.11 per share for the same period a year ago. The increase in loss incurred is due to the combination of factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires it to expend considerable amounts of funds for fuel, labor and equipment costs before any payments are received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, labor costs and related taxes are funded bi-weekly and equipment related costs are generally satisfied within 30 days. The Company bills its customers weekly and generally collects its accounts within 35 to 40 days. Days sales outstanding at October 31, 1998 totaled 43 days as compared to 38 days sales outstanding at January 31, 1998.

         During the past two years, the Company has relied on bank borrowings and proceeds of its December 1996 initial public offering to fund increases in accounts receivable, provide the funds necessary to acquire additional custom fuel delivery trucks and fund its ongoing operating losses. At current levels of operating loss, the Company anticipates that its cash reserves and line of credit availability along with a commitment, subject to certain conditions, for a $200,000 working capital loan, anticipated collections of $200,000 on a related party receivable and various operational change designed to improve profitability will provide sufficient working capital to fund operations over the next twelve months. The Company is also seeking additional working capital to finance its operations by a combination of sales of equity securities and expansion of its credit facility. There is no assurance that any such financing or equity sales will be obtained on terms acceptable to the Company or that current operating losses can be reduced in the near future.

         The Company has outstanding borrowings of $4.2 million as of October 31, 1998 under its $5.0 million line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Based on eligible receivables outstanding at October 31, 1998 the line has been fully drawn as of that date. Interest is payable monthly at .75% over the prime rate (8.0% as of October 31, 1998). The line of credit matures on October 31, 1999 and is secured by substantially all of the Company's assets. The credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of October 31, 1998, the Company was not in compliance with the minimum net worth and working capital requirements. The Company has requested waivers of these violations from the lender. Although there is no assurance, the Company believes it will obtain waivers of these violations from the lender.

         Custom fuel trucks are ordered in advance of need and require a minimal down payment with the balance due upon delivery. It is expected that this balance will be funded through a combination of available cash and financing. In the past, the Company has financed approximately 85% to 95% of the purchase price of fuel trucks. The Company is unable to estimate the amount of cash required for the acquisition of fuel trucks as such amount is dependent upon the terms and conditions of financing available, if any, to the Company at the time of delivery. At October 31, 1998, the Company had purchase commitments, to be executed over the next six months, for 3 custom fuel delivery vehicles costing approximately $210,000.

         A significant portion of the Company's outstanding debt bears interest at variable interest rates. The Company's financial results will be impacted by significant increases or decreases in interest rates.

         YEAR 2000 ISSUE

         Historically, certain computer programs, as well as certain hardware were designed to utilize a two-digit date field and consequently, they may not be able to properly recognize dates in the Year 2000. This could result in significant system failures. The Company relies on its computer-based equipment in conducting its normal business activities. Certain of these computer-based programs and equipment may not have been designed to function properly with respect to the application of dating systems relating to the Year 2000.

         In response, the Company has developed a "Year 2000" Plan and established an internal group to identify and assess potential areas of risk and to make any required modifications to its computer systems and equipment used in its product supply and distribution activities. The Year 2000 Plan is comprised of various phases, including assessment, remediation, testing and contingency plan development. After the assessment phase has been completed and evaluated, the remediation, testing and certification phases will be implemented to ensure that business activities will continue to operate safely, reliably, and without interruption after 1999. Based upon the results of these assessments contingency plans will be developed to the extent deemed necessary.

         The Company is also monitoring the compliance efforts of significant suppliers and other third parties with whom it does business to ensure that operations will not be adversely affected by the Year 2000 compliance problems of others. There is no assurance that there will not be an adverse effect on the Company if vendors, suppliers, customers, state and federal governmental authorities and other third parties do not convert their respective systems in a timely manner and in a way that is compatible with the Company's information systems. However, management believes that ongoing communication with and assessment of the compliance efforts and status of these third parties will minimize these risks.

         The Company believes that it can provide the resources necessary to ensure Year 2000 compliance and expects to complete its Year 2000 Plan within a time frame that will enable its computer-based programs and equipment to function without significant disruption in the Year 2000. The Company believes that the assessment phase of its Year 2000 Plan is now complete. It is anticipated that the remediation phase will be completed by February 15, 1999 and the testing phase by April 30, 1999. Thereafter, contingency plans, if necessary and appropriate, will be developed as needed.

         At October 31, 1998, the Company has incurred third party costs of approximately $2,500 related to Year 2000 compliance matters and estimates that the total future third party software and equipment costs related to Year 2000 compliance activities, based upon information developed to date, will be approximately $12,500, which will be expensed as incurred. These costs have been and will continue to be funded through operating cash flows and are not deemed material to the operations of the Company. The cost of the remediation activities and the completion dates are based on management's best estimates and may be updated as additional information becomes available.

         Although the Company anticipates minimal business disruption will occur as a result of Year 2000, in the event the computer based programs and equipment of the Company, or that owned and operated by third parties, should fail to function properly, possible consequences include but are not limited to, loss of communications link with field offices; loss of electric power; an inability to timely process commercial transactions or engage in normal automated or computerized business activities.

         To date, the Company has not established a contingency plan for possible Year 2000 issues. As noted above, in the event the Company, after completion of the assessment, remediation and testing phases of the Year 2000 Plan and review of the results of monitoring the compliance efforts and status of third parties, determines that contingency plans are necessary, the Company will establish contingency plans based on its assessment of outside risks. The Company anticipates that contingency plans, if determined to be necessary, will be in place by June 30, 1999.

         The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance contains forward-looking statements. Presently, the Company does not anticipate that the Year 2000 issues will have a material adverse effect on the operations or financial performance of the Company. However, there can be no assurance that the Year 2000 will not adversely affect the Company and its business.

PART II. OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None.

ITEM 2

CHANGES IN SECURITIES

None.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Shareholders Meeting on August 28, 1998. The issues submitted to a vote of the security holders and the results of the voting are as follows:

1)       Election of five directors

                                            FOR               WITHHELD
                                            ---               --------
         Stanley H. Streicher            2,490,679             3,000
         E. Scott Golden                 2,490,679             3,000
         Joseph M. Murphy                2,490,679             3,000
         John H. O'Neil, Jr.             2,490,679             3,000
         L. Phillips Reames              2,490,679             3,000

The Board consists of five directors. All nominees were elected to serve for a one year period.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:    Financial Data Schedule: Ex. 27

(b) The company filed a report on Form 8-K (Item 4) on August 18, 1998 to report the dismissal of Arthur Andersen LLP as the Company's independent public accountants.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             STREICHER MOBILE FUELING, INC.

         December 14, 1998   By: /s/ STANLEY H. STREICHER
                                 ---------------------------------------------
                             Stanley H. Streicher
                             Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
  27           Financial Data Schedule