Form 10-K
period 1999-01-31
STREICHER MOBILE FUELING INC
filed 1999-05-03
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________ to _____________________


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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates as of April 21, 1999 was $4,994,000 computed by reference to the closing bid price of the Common Stock on such date.

As of April 21, 1999 there were 2,575,000 shares of the registrant's Common Stock outstanding.

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

    Founded by Stanley H. Streicher, the Company's President and Chief Executive Officer, the Company's predecessor commenced its mobile fueling operations in 1983. The Company presently operates at seven Florida locations; Los Angeles and San Jose, California; Atlanta, Georgia; Chattanooga and Kingsport, Tennessee; Dallas/Fort Worth, Houston and San Antonio, Texas; and Kenner, Louisiana. During April 1999, the Company operated a fleet of 80 custom fuel trucks and was delivering fuel at a rate of over 4.8 million gallons per month.


THE MOBILE FUELING INDUSTRY

    Traditionally, business and other entities that operate large fleets of vehicles have met their fueling requirements by either maintaining their own supply of fuel in on-site storage tanks or fueling vehicles with credit card purchases or other credit arrangements at local retail gas stations. On-site storage tanks and fueling facilities can be expensive to construct and maintain and expose the property owner and operator to potential liability associated with fuel leaks or spills. In addition, increasingly stringent federal and state environmental regulation of underground storage tanks will require businesses that maintain their own fuel supplies to spend significant amounts to remove or retrofit underground storage tanks to meet regulatory standards. For example, federal regulations designed to protect the nation's soil and groundwater from contamination by leaking underground petroleum storage tanks currently require that new and existing storage tanks comply with certain construction standards and contain leak detection systems. Some states, including Florida, have promulgated their own detailed criteria for new underground storage tanks and the retrofitting of older underground storage tanks, and in some instances such criteria are more stringent than the federal regulations. The Company believes that many fleet operators currently utilizing underground storage tanks will choose to meet their fueling requirements by other means, including mobile fueling, instead of investing in upgrading existing facilities.

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

    The Company distributes gas and diesel fuel to approximately 640 customers. Three customers accounted for approximately 23% of the Company's revenue in the years ended January 31, 1999 and 30% of the company's revenue in 1998. Although the Company has contracts to provide mobile fueling services to several of its larger customers, generally the Company does not obtain written agreements with its customers.

    OPERATIONS

    The Company currently operates from 16 locations in California, Florida, Georgia, Tennessee, Louisiana and Texas. The Company delivers fuel utilizing its own fleet of 80 custom fuel trucks, most of which are equipped with the Company's proprietary electronic fuel tracking and reporting system. The Company's vehicles have fuel capacities ranging from 2,800 to 4,400 gallons. Generally, each vehicle services between five and fifteen customer locations per day or night, depending on size of the customers, market density and the individual customers' fuel requirements. Generally, the custom fuel trucks acquire fuel inventory daily at local port facilities or large wholesale gas distributor locations and are assigned to a specified delivery route. The Company conducts all dispatch and billing functions from corporate headquarters. Route drivers and service personnel operate from all the Company's offices.

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

CUSTOM FUEL TRUCK PURCHASES

    The Company presently orders and purchases custom fuel trucks from several manufacturers of trucks suitable for the Company's operations. These companies provide their customers with the option of purchasing standard equipment fuel trucks or custom designing a fuel truck to particular specifications. The typical configuration of the Company's custom fuel trucks is a Kenworth or International chassis with a 3,400 to 4,400 gallon multi-compartment aluminum tank, a vapor recovery system and the Company's proprietary FTC Computer, which records and regulates fuel flow from the storage compartments. For maintenance of the fuel trucks, the Company relies upon equipment warranties, fixed fee service contracts and on-site repairs. To date, the Company has not experienced significant down-time on any of its customized fuel trucks due to maintenance problems.

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


EXECUTIVE OFFICERS

The executive officers of the Company as of April 21, 1999 are as follows:

                  NAME                   AGE                        POSITION
                  ----                   ---                        --------

    Stanley H. Streicher............      56       President and Chief Executive Officer


    Walter B. Barrett ..............      41       Vice President, Finance; Chief Financial Officer;
                                                    and Treasurer

    Timothy W. Koshollek............      35       Vice President, Marketing


    Steven M. Alford................      33       Vice President, Operations

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

EMPLOYEES

    At April 21, 1999, the Company had 222 full-time employees, of whom 35 were involved in executive, managerial, supervisory and sales capacities, 164 were route drivers and 23 served in various clerical and other capacities. None of the Company's employees is covered by a collective bargaining agreement or is a member of a union. The Company considers its relationship with its employees to be good.

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

    Truck yard and office                            Tallahassee, Florida                        8/31/99                   (2)

    Truck yard and office                            Atlanta, Georgia                            8/31/99                   (2)

    Truck yard and office                            Kingsport, Tennessee                        3/31/00                   (2)

    Truck yard and office                            Kenner, Louisiana                           7/31/00                   (1)

    Truck yard and office                            Houston, Texas                              9/30/99                   (2)

    Truck yard and office                            Ft. Worth, Texas                              --                      (3)

    Truck yard and office                            San Antonio, Texas                          7/31/99                   (2)

    Truck yard and office                            Gardena, California                         6/30/99                   (2)

    Truck yard and office                            San Jose, California                        10/1/99                   (2)

    (1) Leased from Stanley H. Streicher, Company President and Chief Executive Officer.

    (2)  Leased

    (3) Property owned by the Company.

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

                                                                   COMMON STOCK                      WARRANTS
                                                              ---------------------            -------------------
                  YEAR ENDED JANUARY 31, 1999                 HIGH            LOW              HIGH            LOW
                  ---------------------------                 ----            ---              ----            ---
                  1st quarter                                 $5.13          $3.38             $1.38          $0.75
                  2nd quarter                                 $4.88          $3.06             $0.81          $0.63
                  3rd quarter                                 $3.50          $2.13             $0.64          $0.28
                  4th quarter                                 $3.62          $2.06             $0.41          $0.13


                  YEAR ENDED JANUARY 31, 1998
                  ---------------------------
                  1st quarter                                 $11.00         $6.50             $4.50          $1.63
                  2nd quarter                                 $ 8.25         $3.25             $2.50          $ .63
                  3rd quarter                                 $ 4.75         $2.75             $1.38          $ .75
                  4th quarter                                 $ 5.69         $2.75             $2.00          $ .38

    As of April 21, 1999, there were 19 holders of record of the Company's Common Stock and approximately 500 beneficial owners of the Company's Common Stock. On April 21, 1999, the closing bid price of the Common Stock was $4.00 per share and the closing bid price of the Warrants was $.438 per Warrant.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data of the Company and its consolidated subsidiaries are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data for each of the 5 years in the period ended January 31, 1999, are derived from the Consolidated Financial Statements of the Company or the financial statements of the Mobile Fueling Division of Streicher Enterprises, Inc. audited by KPMG LLP, independent certified public accountants for the fiscal year ended January 31, 1999 and by Arthur Andersen LLP, independent certified public accountants, for the fiscal years ended January 31, 1998, 1997, 1996, and 1995. The Consolidated Financial Statements of the Company as of January 31, 1999 and 1998 and for each of the years in the three year period ended January 31, 1999 and the report thereon appear elsewhere herein.


    EARNINGS STATEMENT DATA:                              1999              1998            1997           1996            1995
                                                          ----              ----            ----           ----            ----

Revenues ..........................................   $ 47,375,571    $ 43,041,814    $ 33,844,969    $ 23,989,358    $ 16,663,371
Cost of sales .....................................     43,821,496      39,736,507      31,458,794      21,752,350      15,217,945
                                                      ------------    ------------    ------------    ------------    ------------

   Gross profit ...................................      3,554,075       3,305,307       2,386,175       2,237,008       1,445,426

Operating expenses ................................      3,601,278       3,575,368       2,640,609       1,752,485       1,348,028
                                                      ------------    ------------    ------------    ------------    ------------
  Operating income (loss) .........................        (47,203)       (270,061)       (254,434)        484,523          97,398

Loss on asset disposal ............................         (6,877)        (62,399)         (5,928)           --              --
Interest expense ..................................       (839,907)       (474,923)       (432,498)       (343,967)       (168,991)
Interest and other income .........................         73,391         178,811          31,071          33,219          13,504
                                                      ------------    ------------    ------------    ------------    ------------

Income (loss) before income taxes .................       (820,596)       (628,572)       (661,789)        173,775         (58,089)

Income tax benefit (expense) ......................       (261,018)        153,146         232,551         (75,169)          7,915
                                                      ------------    ------------    ------------    ------------    ------------
Basic and diluted net income (loss) ...............   $ (1,081,614)   $   (475,426)   $   (429,238)   $     98,606    $    (50,174)
                                                      ============    ============    ============    ============    ============


Basic and diluted net income (loss) per share .....   $       (.42)   $       (.18)   $       (.26)   $        .07    $       (.03)
                                                      ============    ============    ============    ============    ============

Basic and diluted weighted average
 common shares outstanding ........................      2,575,000       2,575,000       1,631,250       1,500,000       1,500,000
                                                      ============    ============    ============    ============    ============

    BALANCE SHEET DATA:                                  1999            1998             1997              1996           1995
                                                         ----            ----             ----              ----           ----

    Working capital                                 $(2,324,495)      $ 3,392,012    $ 2,495,181        $  737,419    $  267,132
    Total assets                                    $16,194,149       $13,995,540    $11,402,970        $6,357,936    $4,352,732
    Long term debt                                  $ 4,284,271       $ 5,915,049    $ 1,123,498        $3,172,737    $2,029,723
    Total stockholders' equity                      $ 3,359,636       $ 4,441,250    $ 4,961,413        $  385,066    $  280,140

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

GENERAL

The Company was incorporated in the State of Florida in October 1996. Prior to the effective date of the Company's registration statement for its initial public offering on December 11, 1996, the Company's business was conducted through the Mobile Fueling Division of Streicher Enterprises, Inc., which began mobile fueling operations in 1983. Streicher Enterprises, Inc. ("Enterprises") completed a corporate reorganization as of such effective date, pursuant to which the Mobile Fueling Division of Enterprises transferred its assets, liabilities and operations to the Company. Enterprises is wholly owned by the president of the Company and currently owns 51.5% of the outstanding common stock of the Company. This corporate reorganization has been retroactively reflected in the Company's Financial Statements and notes thereto as if such transfer had occurred at inception of the former Mobile Fueling Division. See
Note 1 of Notes to the Company's Financial Statements included elsewhere in this Form 10-K.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED JANUARY 31, 1999 TO FISCAL YEAR ENDED JANUARY 31, 1998

REVENUES

Revenue increased $4.3 million, or 10.1%, for the year ended January 31, 1999 ("fiscal 1999") compared to the year ended January 31, 1998 ("fiscal 1998"). The Company delivered 41.9 million gallons of fuel to its customers in fiscal 1999, an increase of 25.8% over the 33.3 million gallons delivered in fiscal 1998. The increase in revenue resulted from a higher volume of fuel sales to existing customers, acquisition of new customers in existing locations, and the introduction of mobile fueling operations into additional metropolitan areas, offset by lower average sales prices due to declines in the wholesale price of gasoline and diesel fuel.

GROSS PROFIT

Gross profit increased $249,000 or 7.5% in fiscal 1999 compared to fiscal 1998, primarily as a result of increases in volume, fuel prices charged to customers, and certain cost reductions. The increase in gross profit from fiscal 1998 to fiscal 1999 was due primarily an increase in volume, offset by a reduction in markup on fuel sales and additional payroll and equipment costs associated with the Company's growth during fiscal 1999.

OPERATING EXPENSES

Operating expenses increased $26,000, or 0.7%, in fiscal 1999 compared to fiscal 1998. As a percentage of revenue, operating expenses decreased to 7.6% in fiscal 1999 from 8.3% in fiscal 1998. The increase in operating expenses primarily resulted from an increase in payroll and related administrative costs associated with the addition of personnel to support expansion of the Company's mobile fueling operations, offset by reductions in debt guarantee fees, consulting expenses and professional fees.

INTEREST EXPENSE

Interest expense increased $365,000, or 76.8%, in fiscal 1999 compared to fiscal 1998 as a result of increased borrowings to fund the Company's expansion into new markets and to acquire new custom fuel trucks for existing and new locations.

INCOME TAXES

The Company recorded an income tax charge of $261,000 in fiscal 1999 compared to an income tax benefit of $153,000 in fiscal 1998. The increase in tax expense in fiscal 1999 resulted from the Company fully reserving a net deferred tax asset.

NET LOSS

The Company had a net loss of $1,082,000, or $.42 per share, in fiscal 1999 and a net loss of $475,000, or $.18 per share, in fiscal 1998. The Company's net losses in fiscal 1999 and 1998 resulted primarily from the Company's expansion into new markets, underutilization of equipment in such markets and increases in personnel, equipment and facilities to support current and future growth, and the reserving, in fiscal 1999, of a net deferred tax asset.

COMPARISON OF FISCAL YEAR ENDED JANUARY 31, 1998 TO FISCAL YEAR ENDED JANUARY 31, 1997

REVENUES

Revenue increased $9.2 million, or 27.2%, for fiscal 1998 compared to the year ended January 31, 1997 ("fiscal 1997"). The Company delivered 33.3 million gallons of fuel to its customers in fiscal 1998, an increase of 41.1% over the
23.6 million gallons delivered in fiscal 1997. The increase in revenue resulted from a higher volume of fuel sales and services to existing customers, acquisition of new customers in existing locations, the introduction of mobile fueling operations into additional metropolitan areas and an overall increase in the wholesale price of gasoline and diesel fuel.

GROSS PROFIT

Gross profit increased $919,000 or 38.5% in fiscal 1998 compared to fiscal 1997. This increase was due primarily to increases in volume, offset by increases in driver payroll costs, repair and maintenance costs and other costs associated with the Company's expansion into new markets in fiscal 1998.

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

INCOME TAXES

The Company recorded an income tax benefit of $153,000 in fiscal 1998 compared to an income tax benefit of $233,000 in fiscal 1997. Income taxes benefits were recorded at effective tax rates of 24.4% and 35.1% in fiscal 1998 and fiscal 1997, respectively. The effective tax benefit rate reflects the Company's best estimate of its annual tax rate for each fiscal year.

NET LOSS

The Company had a net loss of $475,000, or $.18 per share, in fiscal 1998 and a net loss of $429,000, or $.26 per share, in fiscal 1997. The Company's net loss in fiscal 1998 resulted primarily from the Company's expansion into new markets, underutilization of equipment in such markets and increases in personnel, equipment and facilities to support current and future growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business requires it to expend considerable amounts of funds for fuel, labor and equipment costs before any payments are received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, labor costs and related taxes are funded bi-weekly and equipment related costs are generally satisfied within 30 days. The Company bills its customers weekly and generally collects the majority of its accounts within 35 to 40 days. Days sales outstanding at January 31, 1999 totaled 40 days as compared to 41 days sales outstanding at January 31, 1998.

During the past two years, the Company has relied on bank borrowings and the proceeds of its December 1996 initial public offering to fund increases in accounts receivable, provide the funds necessary to acquire additional custom fuel delivery trucks and fund its ongoing operating losses. The Company has operated profitably since January 1999 and anticipates that its cash reserves of approximately $600,000 as of April 21, 1999 and line of credit availability will provide sufficient working capital to operate for the next twelve months. The Company has received a committment from its current lender to increase its working capital line of credit to $7.5 million, and to extend the due date of the facility to April 30, 2001.

The Company has outstanding borrowings of $4.6 million as of January 31, 1999 under its $5.0 million line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Based on eligible receivables outstanding at January 31, 1999 the line has been fully drawn as of that date. Interest is payable monthly at .75% over the prime rate (7.75% as of January 31, 1999). The line of credit matures on October 31, 1999 and is secured by substantially all of the Company's assets. The credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of January 31, 1999, the Company was not in compliance with the minimum net worth and debt to equity requirements. The Company has received waivers of these violations from the lender.

Custom fuel trucks are ordered in advance of need and require a minimal down payment with the balance due upon delivery. It is expected that this balance will be funded through a combination of available cash and financing. In the past, the Company has financed approximately 85% to 95% of the purchase price of fuel trucks. The Company is unable to estimate the amount of cash required for the acquisition of fuel trucks as such amount is dependent upon the terms and conditions of financing available, if any, to the Company at the time of delivery. At January 31, 1999, the Company had purchase commitments, to be executed over the next three months, for 3 custom fuel delivery vehicles costing approximately $475,000. A significant portion of the Company's outstanding debt bears interest at variable interest rates. The Company's financial results will be impacted by significant increases or decreases in interest rates.

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

The Company believes that it can provide the resources necessary to ensure Year 2000 compliance and expects to complete its Year 2000 Plan within a time frame that will enable its computer-based programs and equipment to function without significant disruption in the Year 2000. The Company believes that the assessment phase of its Year 2000 Plan is now complete. It is anticipated that the remediation phase will be completed by June 1, 1999 and the testing phase by June 30, 1999. Thereafter, contingency plans, if necessary and appropriate, will be developed as needed.

At January 31, 1999, the Company has incurred third party costs of approximately $5,500 related to Year 2000 compliance matters and estimates that the total future third party software and equipment costs related to Year 2000 compliance activities, based upon information developed to date, will be approximately $12,500, which will be expensed as incurred. These costs have been and will continue to be funded through operating cash flows and are not deemed material to the operations of the Company. The cost of the remediation activities and the completion dates are based on management's best estimates.

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

To date, the Company has not established a contingency plan for possible Year 2000 issues. As noted above, in the event the Company, after completion of the assessment, remediation and testing phases of the Year 2000 Plan and review of the results of monitoring the compliance efforts and status of third parties, determines that contingency plans are necessary, the Company will establish contingency plans based on its assessment of outside risks. The Company anticipates that contingency plans, if determined to be necessary, will be in place by July 31, 1999.

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

    LOSSES FROM OPERATIONS; ACCUMULATED DEFICIT; NO ASSURANCES OF PROFITABILITY. The Company incurred net losses in the years ended January 31, 1999, 1998 and 1997 of $1,081,614, $475,426 and $429,238, respectively, and there can be no assurance that the Company will not incur net losses in the future. The Company's expansion over the past several years and its negative cash flows from operating activities have been financed by additional bank borrowings and, subsequent to the Company's initial public offering, the net proceeds from the issuance of Common Stock and Warrants in that offering. The Company's operating expenses have increased as its business has grown and can be expected to increase as a result of the Company's expansion efforts into new markets. There can be no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or to operate profitably.

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

    RISKS ASSOCIATED WITH CUSTOMER CONCENTRATION; ABSENCE OF WRITTEN AGREEMENTS. Revenue from three major customers totaled approximately $10.8 million, $13.8 million and $12.6 million in fiscal 1999, 1998, and 1997 respectively. Although the Company has contracts to provide mobile fuel services to several of its larger customers, most of the Company's customers do not have written agreements with the Company and can terminate the Company's mobile fueling services at any time and for any reason. As a result of this customer concentration and absence of written agreements, the Company's business, results of operations and financial condition could be materially adversely affected by the loss of one or more of its major customers or if the Company were to experience a high rate of contract terminations.

    MANAGEMENT OF GROWTH. The Company has experienced significant growth over the past several years. For the Company to be able to continue to grow effectively it will need to continue to improve its operational, financial and other internal systems, and to attract, train, motivate, manage and retain its employees. If the Company is unable to manage growth effectively, the Company's results of operations will be adversely affected.

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

    CHANGES IN ENVIRONMENTAL REQUIREMENTS. The Company expects to derive a significant amount of its future business by converting to mobile fueling customers fleet operators that currently utilize underground fuel storage tanks for their fueling needs. Under current federal regulations, the owners of such underground storage tanks were required, by December 1998, to remove or retrofit such tanks to comply with technical requirements pertaining to their construction and operation. If the date for compliance with such regulations is extended, or if other, more economical means, of compliance are developed or adopted by owners of underground storage tanks, the opportunity for the Company to market its services to such persons may be adversely affected.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                   MANAGEMENT

    EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company are as follows:

    NAME AND ADDRESS                AGE             POSITION AND OFFICE
    ----------------                ---             -------------------
    Stanley H. Streicher            56              President and Chief Executive Officer, Director

    Walter B. Barrett               41              Vice President, Finance; Chief Financial Officer
                                                        and Treasurer

    Steven M. Alford                33              Vice President, Operations

    Timothy W. Koshollek            35              Vice President, Marketing

    E. Scott Golden                 43              Director

    Joseph M. Murphy                52              Director

    John H. O'Neil, Jr.             69              Director

    L. Phillips Reames              55              Director

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

         Mr. Murphy has served as a Director of the Company since January 1997. Since August 1983 Mr. Murphy has served as President and Chief Executive Officer of Murphy Management, a management consulting and executive search firm he founded, which specializes in the retail, general merchandise, supermarket and food industries.

         Mr. O'Neil, Jr. has served as a Director of the Company since January 1997. Since February 1998, Mr. O'Neil has served as Chairman of Health Foundation of South Florida, a non-profit charitable foundation, and has served as its Chief Executive Officer since February 1996. Mr. O'Neil has served as Chairman of Cedars Medical Center since May 1992.

         Mr. Reames has served as a Director of the Company since January 1997. Since 1991, Mr. Reames has served as the Chairman of Argent Securities, Inc. ("Argent"), an investment banking firm.

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ending January 31, 1999, all of the
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that Form 4's (Statement of Changes in Beneficial Ownership) were not filed on a timely basis for stock option grants made to E. Scott Golden, Joseph M. Murphy, John H. O'Neil, Jr. and L. Phillips Reames.

ITEM 11. EXECUTIVE COMPENSATION

      SUMMARY COMPENSATION TABLE

    The following table sets forth certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer and Chief Financial Officer (the "Named Executive Officers") for the fiscal years ended January 31, 1999, 1998, and 1997. No other executive officer's salary and bonus equaled or exceeded $100,000 for such years.

                           SUMMARY COMPENSATION TABLE

            NAME AND                  FISCAL YEAR                                                  ALL OTHER
         PRINCIPAL POSITION           ENDED 1/31         SALARY                  BONUS          COMPENSATION (1)
         ------------------           -----------        ------                  -----          ----------------
    Stanley H. Streicher,              1999               $270,240                 --                 --
       President & Chief Executive     1998               $275,000                 --                 --
       Officer                         1997               $246,550                 --                 --

    Walter B. Barrett,                 1999               $136,539                 --                 --
        Vice President of Finance      1998               $ 75,885                 --                 --
         & Chief Financial Officer     1997                     --                 --                 --

    ----------------
    (1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such columns. The aggregate amount of perquisites and other personal benefits provided to each named Executive Officer is less that 10% of the total annual salary and bonus of such officer.

        EMPLOYMENT CONTRACTS

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

      The agreement further provides Mr. Streicher with stock options that will enable him to acquire up to an aggregate of 1,000,000 shares of Common Stock at an exercise price equal to the initial offering price of the Company following the closing of the Company's Public Offering. The exercise of the stock options is contingent upon the Company achieving either a specified earnings per share level or a specified stock price level (the "performance threshold"), for the corresponding fiscal year-end. Commencing with fiscal year-ended January 31, 1998 and at each of the four fiscal year ends thereafter, 200,000 of such options will become exercisable if the Company achieves earnings per share of $.36, $.43, $.52, $.62 and $.74 for the fiscal years ended January 31, 1998, 1999, 2000, 2001 and 2002, respectively, (or cumulative earnings per share after fiscal 1998 of $.66, $1.09, $1.61, $2.23 and $2.97, respectively,) or the closing bid price of the Company's Common Stock on any 20 consecutive trading days during such fiscal year is $7.25, $8.75, $10.50, $12.50 and $15.00, respectively, or the Company has cumulative net income of $2 million, $3 million, $4 million, $5 million and $6 million, respectively. For any fiscal year after January 31, 1998 in which the Company attains the foregoing earnings per share, stock price or cumulative net income targets, any options eligible for vesting in prior years which were not vested and exercisable because the targets for such fiscal years were not achieved, shall become exercisable. In addition, for any fiscal year in which the Company attains the earnings per share, stock price or cumulative net income targets applicable to a subsequent fiscal year, all options eligible for vesting in such subsequent fiscal year shall vest and become exercisable. If any of the Company's publicly traded Warrants are exercised, the options shall vest and become exercisable pro rata (based on the number of Warrants exercised) to the extent not already vested in accordance with the foregoing. Regardless of the Company's performance, all of the stock options granted to Mr. Streicher shall vest and become exercisable ten years from the date of the grant.

      The Company entered into an employment agreement with Walter B. Barrett effective July 7, 1997, pursuant to which Mr. Barrett serves as Vice President of Finance and Chief Financial Officer of the Company. The term of the agreement is for one year and automatically renews for successive one year terms unless notice of termination is given by either party within 30 days of the annual renewal date. The agreement provides that Mr. Barrett will receive an annual base salary of $140,000, reimbursement for certain professional and educational expenses, and a grant of 50,000 stock options which vest ratably over a four year period. The agreement provides that if Mr. Barrett's employment is terminated, due to non-renewal of the agreement or without cause, he will receive as compensation the greater of all salary remaining due under the agreement until its expiration or five months salary. In addition, the unvested portion of any stock options will immediately vest and become exercisable.

      There were no stock option grants to the named executive officers in the fiscal year ending January 31, 1999.

        STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

    The following table sets forth certain information concerning option exercises in fiscal year ending January 31, 1999, the number of options held by the Named Executive Officers as of January 31, 1999 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

                                                        NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED IN-THE-
                             NUMBER OF                       OPTIONS AT                   MONEY OPTIONS AT
                              SHARES                       JANUARY 31, 1999             JANUARY 31, 1999 (1)
                             ACQUIRED      VALUE       -----------------------       ---------------------------
                 NAME       ON EXERCISE   REALIZED    EXERCISABLE  UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
                 ----       -----------   --------    -----------  -------------     -----------  -------------
    Stanley H. Streicher..       0          --           200,000       800,000             --            --
    Walter B. Barrett.....       0          --            12,500        37,500             --            --

    -----------
    (1) The closing sale price for the Company's Common Stock as reported on the NASDAQ SMALLCAP MARKET on January 29, 1999 was $2.06. Value is calculated by multiplying (a) the difference between $2.06 and the option exercise price by (b) the number of shares of Common Stock underlying the option.

        BOARD REPORT ON COMPENSATION

        The Company's executive compensation program is administered by the Board of Directors. The Board's general philosophy with respect to compensation of the Company's executive officers has been to offer competitive compensation designed to attract and retain key executives critical to the long-term success of the Company and to recognize and individual's contribution and personal performance. The principal component of executive compensation has been base salary. Executive officers may also be granted bonuses and stock options.

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

        ANNUAL BONUS. The Company maintains an annual incentive bonus program which provides for the payment of cash bonuses to executive officers and other key employees of the Company based upon the Company's financial performance and individual performance. While these bonus awards are based upon the Company's pre-tax earnings, the Committee strived to align the bonus plan targets with the Company's long-term goals so that strategic focus is maintained. No bonuses were paid to the Company's executive officers during the fiscal year ended January 31, 1999.

        OPTIONS. The Company's Stock Option Plan provides such an incentive through the award of stock options to executive officers and other key employees. The Stock Option Plan is administered by the Board of Directors. Fifty thousand stock options were granted to two of the Company's executive officers and 3,552 stock options were granted to four outside directors during the fiscal year ended January 31, 1999.

        EMPLOYMENT AGREEMENTS. In December of 1996, the Company entered into an employment agreement with Stanley H. Streicher, the Company's President and Chief Executive Officer. In July of 1997, the Company entered into an employment agreement with Walter B. Barrett, the Company's Vice President of Finance and Chief Financial Officer. Accordingly, the compensation payable to Mr. Streicher and Mr. Barrett for fiscal 1999 and subsequent years will be determined pursuant to their employment agreements. See "Executive Compensation -- Employment Contracts." The Company also has entered into employment agreements with its other two executive officers.

                              Stanley H. Streicher
                              E. Scott Golden
                              Joseph M. Murphy
                              John H. O'Neil, Jr.
                              L. Phillips Reames

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Board of Directors does not presently have a Compensation Committee. Stanley H. Streicher, the Company's President and Chief Executive Officer, is a member of the Board of Directors and participated in deliberations of the Board concerning executive officer compensation or performance. Mr. Streicher does not participate in discussions regarding his own compensation or performance appraisals.

      DIRECTOR COMPENSATION

      The Company compensates each non-employee director a director's fee of $500 per month. In addition, the company's directors are reimbursed for any out-of-pocket expense incurred by them for attendance at meetings of the Board of Directors or committees thereof. In February 1997, each non-employee director was granted options to purchase 12,000 shares of common stock. On February 18, 1998, the Board of Directors lowered the exercise price of such options from $8.375 per share to $3.69 per share (the closing price of the common stock on the date of such action). Such options are callable by the Company at any time
(i) after February 1, 2002 or (ii) when the bid price for the common stock is at least $20.00 per share.

      On July 30, 1998, each non-employee director was granted options to purchase 888 shares of common stock at $3.375 per share. Such options are callable by the Company at any time (i) after July 30, 2003 or (ii) when the bid price for the common stock is at least $20.00 per share.

                                PERFORMANCE TABLE

      The following table shows the cumulative total shareholder return of the Company's Common Stock over the fiscal periods ended January 31, 1999, 1998 and 1997 as compared to the total returns of the NASDAQ Stock Market Index and Rusell 2000 Index. Returns are based on the change in year-end to year-end price and assume reinvested dividends. The table assumes $100 was invested on December 11, 1996 (the date of the Company's inception) in the Company's common stock, NASDAQ Stock Market Index and Russell 2000 Index.

                                               1/99         1/98       1/97      12/11/96
                                               ----         ----       ----      --------

    Streicher Mobile Fueling, Inc.           $26.00       $47.00     $108.00     $100.00
    NASDAQ Stock Market-- US                $198.00      $126.00     $107.00     $100.00
    Russell 2000 Index                      $126.00      $124.00     $105.00     $100.00

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of April 21, 1999 by (a) each person known to the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (b) each director (including nominees) who owns any such shares, (c) each Named Executive Officer and (d) the directors and executive officers of the Company as a group:

                                                                                           COMMON STOCK
                                                                                        BENEFICIALLY OWNED (2)
                                                                                      -------------------------
    NAME OF BENEFICIAL OWNER(1)                                                        SHARES           PERCENT
    ---------------------------                                                        ------           -------
    Stanley H. Streicher (3).....................................................     1,600,000           60.4%

    Walter B. Barrett (4)........................................................        12,500            *

    E. Scott Golden (5)..........................................................        13,888            *

    Joseph M. Murphy (6).........................................................        12,888            *

    John H. O'Neil, Jr (6).......................................................        12,888            *

    L. Phillips Reames (6).......................................................        12,888            *

    All directors and executive officers as a group (8 persons) (7)..............     1,675,052          58.8%

    -----------
    *    Less than one percent.

    (1) Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Streicher Mobile Fueling, Inc., 2720 N.W. 55th Court, Fort Lauderdale, Florida 33309.
    (2) Based on 2,575,000 shares of Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission (the"Commission"), certain shares of Common Stock which a person has the right to acquire within 60 days of April 21, 1999 pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
    (3) Includes (i) 1,326,500 shares owned by Supreme Oil Company, Inc. ("Supreme"), of which Stanley H. Streicher owns 100% of the outstanding capital stock, (ii) 200,000 shares issuable upon the exercise of options that are presently exercisable, and (iii) 73,500 shares owned by a third party, whose voting rights have been assigned to Mr. Streicher until December 11, 2001. Excludes 800,000 shares issuable upon exercise of stock options held by Mr. Streicher that are not exercisable within 60 days of April 21, 1999.
    (4) Includes 12,500 shares issuable upon the exercise of options that are presently exercisable. Excludes 37,500 shares issuable upon the exercise of options that are not presently exercisable.
    (5) Includes (i) 1,000 shares owned directly by Mr. Golden and (ii) 12,888 shares issuable upon the exercise of options that are presently exercisable.
    (6)  Includes 12,888 shares subject to presently exercisable options.
    (7) Includes 10,000 shares issuable upon the exercise of options that are presently exercisable. Excludes 40,000 shares issuable upon the exercise of options that are not presently exercisable.

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company was incorporated in October 1996. Prior to the effective date of the Company's Registration Statement for its initial public offering on December 11, 1996, the Company's business was conducted through the Mobile Fueling Division of Streicher Enterprises, Inc. ("Enterprises") which began mobile fueling operations in 1983. On December 11, 1996, Enterprises completed a corporate reorganization pursuant to which Enterprises transferred to the Company all assets, liabilities and operations of its Mobile Fueling Division. At January 31, 1999, the Company had a note receivable from Enterprises in the amount of $445,956, which represents tax benefits of the Company used by Enterprises and certain expenses of Enterprises paid by the Company prior to its initial public offering. The note receivable bears interest at 8.25% per annum and requires payment of interest only until January 31, 2007, when all accrued interest and unpaid principal will become due and payable.

         The Company has entered into four operating leases with Mr. Streicher for the lease of the Company's headquarters and three division offices. These leases expire at varying times through August 2015. Rental payments totaling approximately $99,000 for the year ended January 31, 1999 were paid to Mr. Streicher.

         Mr. Streicher's employment agreement provides that two percent per annum of the outstanding balance of any Company debt personally guaranteed by Mr. Streicher be paid to him in quarterly installments. These payments totaled $76,000 for the year ended January 31, 1998. As of January 31, 1998, Mr. Streicher had been released from all personal guarantees of the Company's debt.

         Mr. Golden performed legal services for the Company during the fiscal year ended January 31, 1999 and may be retained to provide legal advice to the Company from time to time in the future.

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

                 10.1         Employment Agreement between the Registrant and Stanley H. Streicher (1)(2)

                 10.2         Registrant's Stock Option Plan (1)(2)

                 10.3         $5,000,000 Loan Agreement, dated December 31, 1997, between the Registrant and Bank Atlantic (3)

                 10.4         Master Security Agreement, dated July 24, 1997, between the Registrant and
                              General Electric Capital Corporation (3)

                 10.5         Form of Promissory Note with General Electric Capital Corporation (3)


                 10.6         Employment Agreement between the Registrant and Walter B. Barrett (4)

                 10.7         Amendment #1, dated May 29, 1998 to the $5,000,000  Loan Agreement between the Registrant and Bank Atlantic (4)

                 10.8         Amendment #2, dated January 26, 1999 to the $5,000,000 Loan Agreement between the Registrant and Bank Atlantic (4)

                 27.1         Financial Data Schedule


----------------------

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 333-11541)
(2)      Management Contract or Compensatory Plan
(3) Incorporated by reference to the exhibit of the same number filed by the Company with Form 10K for the fiscal year ended January 31, 1998.
(4)      Filed herewith

         (B)    REPORTS ON FORM 8-K

                None.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 STREICHER MOBILE FUELING, INC.


    Dated:  April 21, 1999                       By: /s/ Stanley H. Streicher
                                                     --------------------------------------
                                                     Stanley  H. Streicher, Chairman of the
                                                     Board and Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Dated:  April 21, 1999                                    By:  /s/ Stanley H. Streicher
                                                                   ---------------------------------------
                                                                   Stanley H. Streicher, Chairman of the
                                                                   Board and Chief Executive Officer
                                                                   (Principal Executive Officer)

    Dated:  April 21, 1999                                    By:  /s/ Walter B. Barrett
                                                                   ---------------------------------------
                                                                   Walter B. Barrett, Vice President, Finance and
                                                                   Chief Financial Officer
                                                                   (Principal Financial and Accounting Officer)

    Dated:  April 21, 1999                                    By:  /s/ E. Scott Golden
                                                                   ---------------------------------------
                                                                   E. Scott Golden, Director

    Dated:  April 21, 1999                                    By:  /s/ Joseph M. Murphy
                                                                   ---------------------------------------
                                                                   Joseph M. Murphy, Director

    Dated:  April 21, 1999                                    By:  /s/ John H. O'Neil, Jr.
                                                                   ---------------------------------------
                                                                   John H. O'Neil, Director

    Dated:  April 21, 1999                                    By:  /s/ L. Phillips Reames
                                                                   ---------------------------------------
                                                                   L. Phillips Reames, Director


                                            INDEX TO FINANCIAL STATEMENTS


                                                                                                 PAGE

Report of Independent Certified Public Accountants                                               F-2

Report of Independent Certified Public Accountants                                               F-3

Consolidated Balance Sheets as of January 31, 1999 and 1998                                      F-4

Consolidated Statements of Operations for Each of the Years in the Three Year
         Period Ended January 31, 1999                                                           F-6

Consolidated Statements of Shareholders' Equity for Each of the Years in the Three
         Year Period Ended January 31, 1999                                                      F-7

Consolidated Statements of Cash Flows for Each of the Years in the Three Year
         Period Ended January 31, 1999                                                           F-8

Notes to Consolidated Financial Statements                                                       F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Streicher Mobile Fueling, Inc.:


We have audited the accompanying consolidated balance sheet of Streicher Mobile Fueling, Inc. (a Florida corporation) and subsidiaries as of January 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streicher Mobile Fueling, Inc. and subsidiaries as of January 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




KPMG LLP

Fort Lauderdale, Florida,
  April 7, 1999, except as to the
second paragraph of Note 4,
which is April 28, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Streicher Mobile Fueling, Inc.:


We have audited the accompanying consolidated balance sheet of Streicher Mobile Fueling, Inc. (a Florida corporation) and subsidiaries as of January 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two year period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streicher Mobile Fueling, Inc. and subsidiaries as of January 31, 1998 and the results of their operations and their cash flows for each of the years in the two year period ended January 31, 1998, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  April 10, 1998.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            JANUARY 31, 1999 AND 1998




                             ASSETS                                                               1999                      1998
                             ------                                                          ------------             -------------

Current Assets:
   Cash and cash equivalents                                                                 $    122,961              $  1,411,134
   Investments                                                                                       --                      69,227
   Accounts receivable, net of allowance for doubtful
     accounts of $79,900 and $148,000, respectively                                             5,774,912                 5,065,437
   Inventories                                                                                     81,336                   133,924
   Prepaid expenses and other                                                                     246,538                   351,531
                                                                                             ------------              ------------
         Total current assets                                                                   6,225,747                 7,031,253

Property and Equipment:
   Land                                                                                           233,803                    59,996
   Leasehold improvements                                                                         189,684                   152,664
   Fuel trucks and automobiles                                                                 10,150,453                 6,305,637
   Machinery and equipment                                                                        894,146                   799,858
   Furniture and fixtures                                                                          69,779                    66,139
   Construction in process                                                                        138,910                   173,797
                                                                                             ------------              ------------
                                                                                               11,676,775                 7,558,091
         Less accumulated depreciation and amortization                                        (2,186,515)               (1,357,368)
                                                                                             ============              ============
                                                                                                9,490,260                 6,200,723

Deferred income tax assets (Note 8)                                                                  --                     254,848
Note receivable from related party (Note 7)                                                       445,956                   451,806
Other assets                                                                                       32,186                    56,910
                                                                                             ------------              ------------
         Total assets                                                                        $ 16,194,149              $ 13,995,540
                                                                                             ============              ============

                                                     (Continued)

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            JANUARY 31, 1999 AND 1998

                                                     (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY                                                     1999                1998
------------------------------------                                                 ------------        ------------

Current Liabilities:
   Bank line of credit payable                                                        $ 4,570,789        $       --
   Current portion of long-term debt (Note 5)                                           1,411,984             790,101
   Accounts payable                                                                     1,970,099           2,313,581
   Accrued expenses                                                                       477,475             415,664
   Customer deposits                                                                      119,895             119,895
                                                                                      -----------         -----------
         Total current liabilities                                                      8,550,242           3,639,241

Long-term Liabilities:
   Bank line of credit payable (Note 4)                                                      --             3,269,713
   Long-term debt, excluding current portion (Note 5)                                   4,284,271           2,645,336
                                                                                      -----------         -----------

         Total liabilities                                                             12,834,513           9,554,290
                                                                                      -----------         -----------

Commitments and Contingencies  (Note 9)

Shareholders' Equity: (Notes 11 and 12)
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued and outstanding                                                             --                  --
   Common stock, $.01 par value, 20,000,000 shares authorized,
     2,575,000 shares issued and outstanding                                               25,750              25,750
   Additional paid-in capital                                                           5,195,758           5,195,758
   Accumulated deficit                                                                 (1,861,872)           (780,258)
                                                                                      -----------         -----------
         Total shareholders' equity                                                     3,359,636           4,441,250
                                                                                      -----------         -----------

         Total liabilities and shareholders' equity                                   $16,194,149         $13,995,540
                                                                                      ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED JANUARY 31, 1999




                                                                            1999                    1998                    1997
                                                                            ----                    ----                    ----

Fuel sales and service revenues                                        $ 30,331,571            $ 29,399,547            $ 23,754,890
Fuel taxes                                                               17,044,000              13,642,267              10,090,079
                                                                       ------------            ------------            ------------
     Total revenues (Note 6)                                             47,375,571              43,041,814              33,844,969

Cost of fuel sales and service                                           26,777,496              26,094,240              21,368,715
Fuel taxes                                                               17,044,000              13,642,267              10,090,079
                                                                       ------------            ------------            ------------
   Total cost of sales                                                   43,821,496              39,736,507              31,458,794

       Gross profit                                                       3,554,075               3,305,307               2,386,175

Operating expenses                                                        3,601,278               3,575,368               2,640,609
                                                                       ------------            ------------            ------------

         Operating loss                                                     (47,203)               (270,061)               (254,434)

Loss on asset disposal                                                       (6,877)                (62,399)                 (5,928)
Interest expense                                                           (839,907)               (474,923)               (432,498)
Interest and other income                                                    73,391                 178,811                  31,071
                                                                       ------------            ------------            ------------
         Loss before benefit (provision)
             for income taxes                                              (820,596)               (628,572)               (661,789)


Income tax benefit  (provision)                                            (261,018)                153,146                 232,551
                                                                       ------------            ------------            ------------

         Net loss                                                      $ (1,081,614)           $   (475,426)           $ ( 429,238)
                                                                       ============            ============            ============

Basic and diluted net loss per share                                   $      (0.42)           $      (0.18)           $      (0.26)
                                                                       ============            ============            ============

Basic and diluted weighted average
   common shares outstanding                                              2,575,000               2,575,000               1,631,250
                                                                       ============            ============            ============

The accompanying notes are an integral part of these consolidated financial statements.


                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

      FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED JANUARY 31, 1999




                                                  COMMON STOCK          ADDITIONAL
                                              --------------------       PAID-IN     COMPREHENSIVE
                                               SHARES       AMOUNT       CAPITAL         LOSS
                                               ------       ------     ----------    -------------


BALANCE, JANUARY 31, 1996                     1,500,000   $    15,000   $   238,588

Comprehensive loss:

  Net loss                                         --            --            --      $(429,238)

  Change in unrealized gain on investment          --            --            --         12,665
                                                                                       ---------
Comprehensive loss                                                                      (416,573)

Net proceeds from issuance of common
     stock and common stock warrants          1,075,000        10,750     4,982,170           --
                                            -----------   -----------   -----------    -----------

BALANCE, JANUARY 31, 1997                     2,575,000        25,750     5,220,758

Comprehensive loss:

  Net loss                                         --            --            --       (475,476)

  Change in unrealized gain on investment          --            --            --        (19,737)
                                                                                       ---------
Comprehensive loss                                                                      (495,163)

Additional common stock offering expenses          --            --         (25,000)          --

BALANCE, JANUARY 31, 1998                     2,575,000        25,750     5,195,758

Net loss                                           --            --            --
                                            -----------   -----------   -----------    -----------

BALANCE, JANUARY 31, 1999                   $ 2,575,000   $    25,750   $ 5,195,758    $
                                            ===========   ===========   ===========    ===========



                                           ACCUMULATED
                                              OTHER         RETAINED
                                           COMPREHENSIVE    (DEFICIT)
                                               INCOME        EARNINGS          TOTAL
                                           -------------    ---------         -----


BALANCE, JANUARY 31, 1996                    $     7,072    $   124,406    $   385,066

Comprehensive loss:

  Net loss                                          --         (429,238)      (429,238)

  Change in unrealized gain on investment         12,665           --           12,665

Comprehensive loss

Net proceeds from issuance of common
     stock and common stock warrants                --             --        4,992,920
                                             -----------    -----------    -----------

BALANCE, JANUARY 31, 1997                         19,737       (304,832)     4,961,413

Comprehensive loss:

  Net loss                                          --         (475,426)      (475,426)

  Change in unrealized gain on investment        (19,737)          --          (19,737)

Comprehensive loss

Additional common stock offering expenses           --             --          (25,000)

BALANCE, JANUARY 31, 1998                           --         (780,258)     4,441,250

Net loss                                            --       (1,081,614)    (1,081,614)
                                             -----------    -----------    -----------

BALANCE, JANUARY 31, 1999                    $      --      $(1,861,872) $   3,359,636
                                             ===========    ===========    ===========






The accompanying notes are an integral part of these consolidated financial statements.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED JANUARY 31, 1999


                                                                          1999            1998          1997
                                                                        ----------    ------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                           $(1,081,614)   $  (475,426)   $  (429,238)
   Adjustments to reconcile net  loss to net cash
     used in operating activities-
       Loss on disposal of equipment                                        6,877         62,399          5,928
       Gain on sale of investments                                           --          (44,621)          --
       Depreciation and amortization                                      833,851        510,901        391,894
       Deferred income tax (benefit) provision                            259,392       (153,146)      (208,540)
       Provision for doubtful accounts                                     65,000         65,000         82,146
       Changes in operating assets and liabilities:
         Increase in accounts receivable                                 (774,475)      (777,676)    (1,842,348)
         (Increase) Decrease in inventories                                52,588        (56,963)           232
         (Increase) Decrease in prepaid expenses and
            other current assets                                          104,993       (121,983)      (153,758)
         (Increase) Decrease in deferred income tax asset                  (4,544)      (266,921)          --
         (Increase) Decrease in other assets                               24,724         10,217        (31,265)
         (Decrease) Increase in accounts payable and
            accrued expenses                                             (281,670)      (108,604)     1,178,489
         (Decrease) Increase in customer deposits                            --          (49,775)         5,826
                                                                      -----------    -----------    -----------
             Net cash used in operating activities                       (794,878)    (1,406,598)    (1,000,634)
                                                                      -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment                                          --           74,933        100,657
   Purchase of investment                                                  69,227         (3,525)          --
   Purchases of property and equipment                                 (4,143,742)    (3,492,706)      (694,919)
   Proceeds from disposal of equipment                                     13,477         87,462         54,301
   Note receivable due from related party                                   5,850       (132,763)      (286,745)
                                                                      -----------    -----------    -----------
       Net cash used in investing activities                           (4,055,188)    (3,466,599)      (826,706)
                                                                      -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings under line of credit                     1,301,076      1,865,244       (398,326)
   Borrowings under long-term debt                                      3,424,166      4,322,594      1,499,655
   Principal payments on long-term debt                                (1,163,349)    (2,751,507)    (1,608,417)
   Net proceeds from issuance of common stock and common
     stock warrants                                                          --             --        4,992,920
                                                                      -----------    -----------    -----------
           Net cash provided by financing activities                    3,561,893      3,436,331      4,485,832
                                                                      -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                         (1,288,173)    (1,436,866)     2,658,492
CASH AND CASH EQUIVALENTS, beginning of year                            1,411,134      2,848,000        189,508
                                                                      -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                $   122,961    $ 1,411,134    $ 2,848,000
                                                                      ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for-
       Interest                                                       $   800,222    $   453,786    $   457,153
                                                                      ===========    ===========    ===========
       Income taxes                                                   $     4,544    $   234,296    $    85,256
                                                                      ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
     Unrealized gain on investment                                    $      --      $      --      $    12,665
                                                                      ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997


(1)  NATURE OF OPERATIONS

Streicher Mobile Fueling, Inc. (the "Company") was incorporated in the State of Florida in October 1996. Prior to the effective date of the Company's registration statement for its initial public offering on December 11, 1996, the Company's business was conducted through the Mobile Fueling Division of Streicher Enterprises, Inc. ("Enterprises"), which began mobile fueling operations in 1983. Enterprises completed a corporate reorganization as of such effective date, pursuant to which the Mobile Fueling Division of Enterprises transferred its assets, liabilities and operations to the Company. Such corporate reorganization has been retroactively reflected in the accompanying consolidated financial statements and notes thereto as if such transfer had occurred at inception of the former Mobile Fueling Division. Accordingly, accumulated deficit includes the cumulative results of the former Mobile Fueling Division. Enterprises is wholly owned by the president of the Company and through an affiliate company currently owns 51.5% of the outstanding common stock of the Company.

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

The accompanying consolidated financial statements include the operations of the former Mobile Fueling Division of Enterprises on a retroactive basis as if the transfer discussed in Note 1 had occurred at the date of inception of the former Mobile Fueling Division since these entities were under common control before and after the reorganization.

(b)  Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents in the accompanying balance sheets is interest bearing cash of approximately $123,000 and $1.4 million as of January 31, 1999 and 1998, respectively.

(c)  Investments

Investments consist of a certificate of deposit with a maturity of greater than three months. The certificate was carried at cost, which approximates market and was collateral for an irrevocable letter of credit issued under an agreement entered into with a vendor, on behalf of a customer, for the issuance of credit instruments to purchase selected products and services. The letter of credit and collateralized certificate of deposit are required until the credit instruments are returned to the vendor for cancellation. During the year ended January 31, 1999, the letter of credit was released by the vendor and certificate of deposit was redeemed.

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

                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997



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

(f)  Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Ordinary maintenance and repairs are expensed as incurred. Improvements which significantly increase the value or useful life of property and equipment are capitalized. Property and equipment is depreciated or amortized using the straight-line method over the following estimated useful lives:

                                                            YEARS
                                                    -------------------

                Mobile fuel delivery trucks                   10
                Mobile fuel delivery tanks                    25
                Machinery and equipment                       3-5
                Furniture and fixtures                        10
                Leasehold improvements                Lesser of lease
                                                    term or useful life

(g)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes are provided as if the Company had been a separate taxable entity since the inception of the former Mobile Fueling Division.


(h)  Revenue Recognition

The Company recognizes revenue at the time services are performed and fuel is delivered.

(i)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions, if not realized could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997



(k)  Net Loss Per Share

Net loss per share is determined by dividing net loss by the weighted average common shares outstanding. For all periods presented, outstanding common shares reflect the reorganization of Enterprises discussed in Note 1 and the initial issuance of common stock by the Company as if such reorganization had occurred at inception of the former Mobile Fueling Division. Common stock equivalents, consisting of employee stock options and common stock warrants in fiscal 1999, 1998 and 1997, were antidilutive and were not included in the calculation of net loss per share in fiscal 1999, 1998 and 1997. In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which simplifies the accounting for earnings per share by presenting basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings per share are the same, as the Company's common stock equivalents are antidilutive. In addition, for fiscal 1997 the Company's basic and diluted earnings per share are the same as that computed under APB No. 15, "Earnings Per Share", as presented in the accompanying statements of operations.

(l) Accounting for Long-Lived Assets

In fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes accounting standards to account for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. There was no effect on the Company's financial position or results of operations upon the adoption of SFAS No. 121 for the fiscal years ended January 31, 1999, 1998 or 1997.

(m)  Reclassifications

Certain prior years amounts have been reclassified to conform with the current year presentation.

(n) New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. For the year ended January 31, 1999, comprehensive loss equaled net loss. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments in annual financial statements and requires that selected information about operating segments be reported in interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this pronouncement did not have a significant effect on the Company's consolidated financial position, results of operations or cash flows. The Company operates in one reporting segment as determined under the guidance in SFAS No. 131.

(3) LIQUIDITY AND WORKING CAPITAL

The Company has incurred significant net losses and negative cash flows from operations over the last three fiscal years as a result of the expansion of the business operations of the Company into new markets and the resulting costs associated with that expansion. These losses have been funded primarily by the net proceeds of the Company's initial public offering in December 1996. At January 31, 1999, the Company had net cash reserves of approximately $123,000 available.

In response to these conditions, management's plans include the following actions:

    1. Refinancing of the Company's bank line of credit, discussed more fully in Note 4.

    2. Build cash reserves by limiting the opening of new locations and other significant capital expenditures until a sustained trend in profitability is clear.

    3. Increase profitability by increasing fleet utilization, increase billing price on specific accounts and by instituting certain operating cost reductions.

Management believes that the anticipated refinancing of the Company's bank line of credit and the continued implementation of the Company's fiscal year 2000 operating plan will enable the Company to continue as a going concern for the foreseeable future. The Company's ability to successfully implement its plans to improve its operations is dependent upon a number of factors some of which are beyond its control. There can be no assurance that the Company's operating results or financial conditions will improve in fiscal year 2000.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

(4) BANK LINE OF CREDIT PAYABLE

The Company has outstanding borrowings of $4.6 million as of January 31, 1999 under its $5.0 million line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Based on eligible receivables outstanding at January 31, 1999 the line has been fully drawn as of that date. Interest is payable monthly at .75% over the prime rate (7.75% as of January 31, 1999). The line of credit matures on October 31, 1999 and is secured by substantially all of the Company's assets. The credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of January 31, 1999, the Company was not in compliance with the minimum net worth and debt to equity requirements. The Company has received waivers of these violations from the lender.

The Company has received a commitment from its current lender to increase its working capital line of credit to $7.5 million, modify the required financial covenants and ratios and to extend the due date of the facility to April 30, 2001.

(5)  LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                  JANUARY 31,
                                                                           -------------------------
                                                                               1999         1998
                                                                           ------------ ------------

              Equipment loans payable (9.74% weighted average
                 interest rate at January 31, 1999) due in monthly
                 installments with varying maturities through January 2004  $5,696,255   $3,435,437

              Less: current portion                                         (1,411,984)    (790,101)
                                                                            ----------   ----------
              Long-term debt, excluding current portion                     $4,284,271   $2,645,336
                                                                            ==========   ==========

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997



Future principal payments on long-term debt are due as follows as of January 31, 1999:



                                      YEAR ENDING JANUARY 31,
                                     ------------------------

                                               2000              $1,411,984

                                               2001               1,482,596

                                               2002               1,482,431

                                               2003                 936,129

                                               2004                 383,115
                                                                 ----------
                                                                 $5,696,255
                                                                 ==========

(6)  MAJOR CUSTOMERS

Revenue from three major customers was approximately $10.8 million, $13.8 million and $12.6 million in fiscal 1999, 1998 and 1997 respectively. Accounts receivable from these customers totalled $1.2 million at January 31, 1999 and $1.0 million at January 31, 1998.

(7)  RELATED PARTY TRANSACTIONS

The Company engages in certain transactions with Enterprises. A note receivable from Enterprises totaled $445,956 and $451,806 as of January 31, 1999 and 1998, respectively, and bears interest at 8.25 percent annually. Such amounts represent tax benefits of the Company used by Enterprises, certain expenses of Enterprises paid by the Company prior to its initial public offering and cash advances to Enterprises prior to the Company's initial public offering. Interest income includes approximately $35,500 in fiscal 1999, $25,000 in fiscal 1998, and $13,000 in fiscal 1997 relating to the note receivable from Enterprises. The repayment terms of the note receivable from Enterprises require annual payments of interest only with a final payment of all accrued interest and unpaid principal due on January 31, 2007. The note is secured by a pledge of 100,000 shares of the Company's common stock, which is owned by an affiliate of Enterprises.

The Company has entered into four operating leases with the sole shareholder of Enterprises for the lease of the Company's headquarters and three division offices. These leases expire at varying times through August 2015. Rent expense totaling approximately $99,000, $95,000 and $70,000 for the years ended January 31, 1999, 1998 and 1997, respectively, was paid to the sole shareholder of Enterprises.

(8)  INCOME TAXES

Income taxes for the period ended January 31, 1997 were determined as if the Company had been a separate tax paying entity since inception of the former Mobile Fueling Division. Beginning in December 1996, the Company became a separate tax paying entity. As of January 31, 1999, the Company has net operating loss carryforwards of approximately $2.9 million, relating to the period subsequent to the reorganization discussed in Note 1, available to offset future taxable income through 2014. The benefit (provision) for income taxes consists of the following for the years ended January 31, 1999, 1998 and 1997:


                                             1999       1998       1997
                                          ---------  ---------  ----------

                              Federal     $(236,725) $ 118,625  $  198,767
                              State         (24,293)    34,521      33,784
                                          ---------  ---------  ----------
                                          $(261,018) $ 153,146  $  232,551
                                          =========  =========  ==========

                              Current     $  (1,626) $     --   $   24,011
                              Deferred     (259,392)  153,146      208,540
                                          ---------  --------   ----------

                                          $(261,018) $153,146   $  232,551
                                          =========  ========   ==========

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997


The actual tax benefit (provision) of the Company for the years ended January 31, 1999, 1998 and 1997 differs from the statutory Federal tax rate of 34% due to the following:


                                                                                  1999          1998       1997
                                                                              ------------   ---------- -------
                         Expected benefit (provision) for income
                           taxes at statutory  Federal income tax rates         $ 279,555   $ 213,714  $ 225,008
                         State income taxes                                        30,940      22,783     22,297
                         Other                                                     35,547     (66,439)      --
                         Deferred tax valuation allowance                        (594,822)       --         --
                         Nondeductible expenses                                   (12,238)    (16,912)   (14,754)
                                                                                ---------    --------  ---------
                         Actual benefit (provision) for income taxes            $(261,018)  $ 153,146  $ 232,551
                                                                                =========   =========  =========

The following table represents the significant components of deferred income tax assets (liabilities) at January 31, 1999 and 1998:



                                                                   1999           1998
                                                                   ------      -------
                    Book/tax basis differences
                      of property and equipment                 $ (406,273)  $(196,860)
                    Net operating loss carryforwards             1,078,758     412,031
                    Asset basis adjustment from reorganization     416,241     433,947
                    Other, net                                     (18,815)    (68,000)
                                                                 ---------   ---------
                                                                 1,069,911     581,118
                    Valuation allowance                         (1,069,911)   (326,270)
                                                                 ---------   ---------
                                                                $    --      $ 254,848
                                                                ==========   =========

Management has recorded a valuation allowance for the portion of the deferred income tax asset that does not meet the "more likely than not" criteria of SFAS No. 109.

(9)  COMMITMENTS AND CONTINGENCIES

(a)  Operating Leases

The Company leases real property and buildings under operating leases that expire at various time through the year 2015. Future minimum lease payments under non cancelable operating leases, including the related party leases discussed in Note 7, as of January 31, 1999 are as follows:

         YEAR ENDING       OPERATING LEASE
          JANUARY 31           PAYMENTS
         -----------       ---------------
         2000                 $201,328
         2001                   98,545
         2002                   77,281
         2003                   73,209
         2004                   73,209
         Thereafter            746,787
                            ----------
                            $1,270,359
                            ==========

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997


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

The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liability for clean up of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. The Company carries liability insurance of $20,000,000 in the event of such occurrences.

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

(c)  Employment Agreements

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

                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997



(d)  Absence of Written Agreements

Most of the Company's customers do not have written agreements with the Company and can terminate the Company's mobile fueling services at any time and for any reason. If the Company were to experience a high rate of terminations, the Company's business and financial performance could be adversely affected.

(e)  Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management no litigation or claims exist that would have a material effect on the consolidated financial position or results of operations of the Company.

(f)  Other Commitments

At January 31, 1999, the Company had purchase commitments for 3 custom fuel delivery vehicles aggregating approximately $475,000.

(10) EMPLOYEE BENEFIT PLAN

The Company adopted a 401(k) plan for all employees over the age of 21 with 1,000 hours of service in the previous six months of employment. The Plan provides for a discretionary match of employee contributions as determined by the Board of Directors. No Company contributions were made for the fiscal years ended January 31, 1999, 1998, or 1997.

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

                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997


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

(12) STOCK OPTION PLAN

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

                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997



interest at a rate no less than the rate of interest payable by the Company to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. The following table summarizes stock option activity for the periods indicated:



                                                                              WEIGHTED AVERAGE
                                                                                  EXERCISE
                                                                  SHARES            PRICE
                                                                  ------           -------
         Options outstanding as of January 31, 1997                --
            Granted                                              98,000            $3.34
                                                                                   =====
            Exercised                                                --
            Expired                                                  --
                                                                -------

         Options outstanding as of January 31, 1998              98,000
            Granted                                             108,500            $3.69
                                                                                   =====
            Exercised                                                --
            Expired                                                  --
                                                                -------

         Options outstanding as of January 31, 1999             206,500            $3.52
                                                                =======            =====

         Exercisable                                             60,500
                                                                =======

         Available for future grant                              43,500
                                                                 ======

An employment agreement with the Company's president provides for the issuance of options to acquire 1,000,000 shares of common stock at $6 per share. The timing of vesting of the stock options is contingent upon the Company achieving either a specified earnings per share level or a specified stock price level (the "performance threshold"), for the corresponding fiscal year end. Commencing with fiscal year ending January 31, 1998 and at each of the four fiscal year ends thereafter, 200,000 of such options will become exercisable if the Company achieves earnings per share, as defined in the agreement, of $.36, $.43, $.52, $.62 and $.74 for the fiscal years ending January 31, 1998, 1999, 2000, 2001 and 2002, respectively, (or cumulative earnings per share after fiscal 1998 of $.66, $1.09, $1.61, $2.23 and $2.97, respectively), or the closing bid price of the Company's common stock on any 20 consecutive trading days during such fiscal year is $7.25, $8.75, $10.50, $12.50 and $15.00, respectively, or the Company has cumulative net income of $2 million, $3 million, $4 million, $5 million and $6 million, respectively, as defined. For the fiscal year ended January 31, 1998 the Company's stock closing price exceeded $7.25 for more than 20 consecutive trading days and thus 200,000 of the options became exercisable. For any fiscal year after January 31, 1998 in which the Company attains the foregoing earnings, per share stock price or cumulative net income targets, any options eligible for vesting in prior years which were not vested and exercisable because the targets for such fiscal years were not achieved, shall become exercisable. In addition, for any fiscal year in which the Company attains the earnings per share, stock price or cumulative net income targets applicable to a subsequent fiscal year, all options eligible for vesting in such subsequent fiscal year shall vest and become exercisable. If any of the warrants are exercised, the options shall vest and become exercisable pro rata (based on the number of warrants exercised) to the extent not already vested in accordance with the foregoing. Regardless of the Company's performance, all of the stock options granted to the president shall vest and become exercisable ten years from the date of the grant.

In connection with the Company's public offering in December 1996, the underwriter was granted an option to purchase up to 100,000 shares of common stock at $9.30 per share and 100,000 warrants at a price of $.19375 per warrant. Each warrant shall entitle the underwriter to purchase one share of common stock at $9.30 per share. The underwriter options are exercisable for a period of four years, commencing on December 11, 1997.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997


Pro forma information required by SFAS No. 123 has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants made to date: risk-free interest rate of 7%, dividend yield of 0%, expected volatility of 50% and expected life of 10 years. The Company's pro forma information for fiscal 1999, 1998 and 1997 is as follows:

                                                                       1999            1998          1997
                                                                       ----            ----          ----

                                Net loss as reported              $ (1,081,614)   $  (475,426)  $(429,238)


                                Net loss pro forma                $ (1,526,401)   $(1,450,911)  $(483,363)

                                Net loss per share as reported    $       (.42)   $      (.18)  $    (.26)

                                Net loss per share pro forma      $       (.59)   $      (.56)  $    (.30)

Pro forma net loss reflects only options granted in fiscal 1999, 1998 and 1997. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma loss amounts presented because compensation cost is reflected over the vesting period of the options.

                                 EXHIBIT INDEX


EXHIBIT       DESCRIPTION
-------       -----------

10.6     Employment Agreement between the Registrant and Walter B. Barrett (4)

10.7 Amendment #1, dated May 29, 1998 to the $5,000,000 Loan Agreement between the Registrant and Bank Atlantic (4)

10.8 Amendment #2, dated January 26, 1999 to the $5,000,000 Loan Agreement between the Registrant and Bank Atlantic (4)

27.1     Financial Data Schedule