Form 10-Q
period 1999-04-30
STREICHER MOBILE FUELING INC
filed 1999-05-28
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-21825


                         STREICHER MOBILE FUELING, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        FLORIDA                                          65-0707824
------------------------                     -----------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)


               2720 NW 55TH COURT, FORT LAUDERDALE, FLORIDA, 33309
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (954) 739-3880
                 ----------------------------------------------

                (Issuer's telephone number, including area code)

         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required requirements for the past 90
days. Yes  [X].    No  [ ].

As of May 24, 1999, 2,575,000 shares of the issuer's common stock were outstanding.

                         STREICHER MOBILE FUELING, INC.
                                    FORM 10-Q
                                      INDEX

FORM 10-Q PART AND ITEM NO.

Part I - Financial Information

         Item 1.  Unaudited Financial Statements

                  Consolidated Balance Sheets as of
                  April 30, 1999 and January 31, 1999 .........................3

                  Consolidated Statements of Operations for
                  the three months ended April 30, 1999 and 1998...............5

                  Consolidated Statements of Cash Flows for the three
                  months ended April 30, 1999 and 1998.........................6

                  Notes to Financial Statements................................7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................8

Part II - Other Information

         Items 1 - 6..........................................................10

         Signatures...........................................................11

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                               APRIL 30          JANUARY 31
                             ASSETS                              1999               1999
                                                             ------------       ------------
Current Assets:
   Cash and cash equivalents                                 $    396,956       $    122,961
   Accounts receivable, net of allowance for doubtful
     accounts of $91,127 and $79,900 respectively               6,264,799          5,774,912
   Inventories                                                     95,052             81,336
   Prepaid expenses and other current assets                      280,810            246,538
                                                             ------------       ------------
         Total current assets                                   7,037,617          6,225,747

Property and Equipment:
   Land                                                           245,236            233,803
   Leasehold improvements                                         189,684            189,684
   Fuel trucks and automobiles                                 10,425,799         10,150,453
   Machinery and equipment                                        902,681            894,146
   Furniture and fixtures                                          69,779             69,779
   Construction in process                                        187,597            138,910
                                                             ------------       ------------
                                                               12,020,776         11,676,775
         Less accumulated depreciation and amortization        (2,367,068)        (2,186,515)
                                                             ------------       ------------
                                                                9,653,708          9,490,260

Note receivable from related party                                432,294            445,956
Other assets                                                       24,246             32,186
                                                             ------------       ------------

         Total assets                                        $ 17,147,865       $ 16,194,149
                                                             ============       ============

                                   (Continued)

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                        APRIL 30          JANUARY 31
LIABILITIES AND SHAREHOLDERS' EQUITY                                      1999               1999
                                                                      ------------       ------------
Current Liabilities:
   Bank line of credit payable                                        $  5,155,026       $  4,570,789
   Current portion of long-term debt                                     1,461,115          1,411,984
   Accounts payable                                                      2,116,488          1,970,099
   Accrued expenses                                                        507,444            477,475
   Customer deposits                                                       119,895            119,895
                                                                      ------------       ------------
         Total current liabilities                                       9,359,968          8,550,242

Long-term Liabilities:
   Long-term debt, excluding current portion                             4,178,140          4,284,271
                                                                      ------------       ------------

         Total liabilities                                              13,538,108         12,834,513
                                                                      ------------       ------------

Shareholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued and outstanding                                                --                 --
   Common stock, $.01 par value, 20,000,000 shares authorized,
     2,575,000 shares issued and outstanding                                25,750             25,750
   Additional paid-in capital                                            5,195,758          5,195,758
   Accumulated deficit                                                  (1,611,751)        (1,861,872)
                                                                      ------------       ------------
         Total shareholders' equity                                      3,609,577          3,359,636
                                                                      ------------       ------------

         Total liabilities and shareholders' equity                   $ 17,147,865       $ 16,194,149
                                                                      ============       ============

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED APRIL 30, 1999 AND 1998

                                         1999               1998
                                     ------------       ------------
Fuel sales and service revenues      $  9,994,360       $  7,443,993
Fuel taxes                              5,523,271          3,939,795
                                     ------------       ------------
     Total revenues                    15,517,631         11,383,788

Cost of fuel sales and service          8,625,941          6,582,539
Fuel taxes                              5,523,271          3,939,795
                                     ------------       ------------
     Total cost of sales               14,149,212         10,522,334

         Gross profit                   1,368,419            861,454

Operating expenses                        881,679            840,763
                                     ------------       ------------

         Operating income                 486,740             20,691

Loss on asset disposal                     (2,591)                --
Interest expense                         (243,549)          (159,428)
Interest and other income                  10,939             25,531
                                     ------------       ------------

         Income (loss) before
             income taxes                 251,539           (113,206)

Income tax expense                         (1,418)                --
                                     ------------       ------------
         Net income (loss)           $    250,121       $   (113,206)
                                     ============       ============

Basic income (loss) per share        $       0.10       $      (0.04)
                                     ============       ============

Diluted income (loss) per share      $       0.10       $      (0.04)
                                     ============       ============

Basic weighted average
   common shares outstanding            2,575,000          2,575,000
                                     ============       ============

Diluted weighted average
   common shares outstanding            2,579,545          2,575,000
                                     ============       ============

                 STREICHER MOBILE FUELING, INC, AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED APRIL 30, 1999 AND 1998

                                                                                   1999              1998
                                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income (loss)                                                          $   250,121       $  (113,206)
   Adjustments to reconcile net  loss to net cash
     used in operating activities:
       Loss on disposal of equipment                                                 2,591                --
       Depreciation and amortization                                               235,088           173,432
       Provision for doubtful accounts                                              15,000            20,000
       Changes in operating assets and liabilities:
         (Increase) Decrease in accounts receivable                               (504,887)          184,372
         (Increase) Decrease in inventories                                        (13,716)           29,072
         (Increase) Decrease in prepaid expenses and other current assets          (34,272)           38,619
         Increase in deferred income tax asset                                          --            (4,544)
         Decrease in other assets                                                    7,940            11,209
         (Decrease) Increase in accounts payable and accrued expenses              176,358          (536,311)
                                                                               -----------       -----------
             Net cash provided by (used in) operating activities                   134,223          (197,357)
                                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment                                                               --              (281)
   Purchases of property and equipment                                            (402,427)       (1,236,831)
   Proceeds from disposal of equipment                                               1,300                --
   Note receivable due from related party                                           13,662            48,651
                                                                               -----------       -----------
       Net cash used in investing activities                                      (387,465)       (1,188,461)
                                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net  borrowings under line of credit                                            584,237            98,015
   Borrowings under long-term debt                                                 316,040           985,201
   Principal payments on long-term debt                                           (373,040)         (235,545)
                                                                               -----------       -----------
           Net cash provided by financing activities                               527,237           847,671
                                                                               -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                     273,995          (538,147)

CASH AND CASH EQUIVALENTS, beginning of period                                     122,961         1,411,134
                                                                               -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                       $   396,956       $   872,987
                                                                               ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for-
       Interest                                                                $   244,040       $   158,893
                                                                               ===========       ===========
       Income taxes                                                            $     1,418       $     4,544
                                                                               ===========       ===========

                         STREICHER MOBILE FUELING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 1999 AND 1998
                                   (UNAUDITED)

(1) NATURE OF OPERATIONS

Streicher Mobile Fueling, Inc. (the "Company") was incorporated in October 1996 and the Company's registration statement became effective for its initial public offering on December 11, 1996. The Company delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). At April 30, 1999, the Company had operations in Florida, Georgia, Tennessee, California, Louisiana and Texas.

(2) BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiaries, Streicher West, Inc., Streicher Realty, Inc. and Mobile Computer Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

    The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current quarter presentation. These interim financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(3) EARNINGS PER SHARE

    Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. For loss periods, weighted average common share equivalents are excluded from the calculation as their effect would be antidilutive.

    Options to purchase shares of common stock, at prices ranging from $3.00 to $4.13 per share, were outstanding for the quarters ended April 30, 1999 and 1998, respectively. For the three months ended April 30, 1999, 4,545 options were included in the computation of diluted earnings per share because the average price of the common stock for the quarter was greater than the exercise price of the options. For the three months ended April 30, 1998, the options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements as a result of certain factors, including those set forth under the caption "Certain Factors Affecting Future Operating Results" in Item 7 of the Company's Annual Report in Form 10-K for the fiscal year ended January 31, 1999. The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and the above described factors set forth in the Company's Form 10-K.

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

RESULTS OF OPERATIONS

     REVENUES

     Revenues for the three months ended April 30, 1999 increased 36.3% to $15.5 million, compared to $11.4 million for the same quarter a year ago. This increase was due primarily to an increase in volume of fuel delivered and by increases in the average wholesale price per gallon of gasoline and diesel fuel. For the three months ended April 30, 1999, the Company delivered 13.7 million gallons of fuel compared to 9.5 million gallons for the same quarter of the prior year, an increase of 44.2%. The increase in volume was attributable to an increase in services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

     GROSS PROFIT

     Gross profit for the three months ended April 30, 1999 increased 58.9%, to $1,368,000, compared to $861,100 for the same quarter a year ago. This increase is primarily due to the higher volume of fuel delivered, greater efficiency in the purchasing of fuel, modest increases in the fuel price markup and changes in the mix of customers, offset by costs associated with the Company's continued expansion, primarily increases in payroll and equipment ownership costs.

     OPERATING EXPENSES

     Operating expenses for the three months ended April 30, 1999 increased 4.9%, to $882,000, compared to $841,000 for the same quarter a year ago. This increase is primarily attributable to increases in payroll and related administrative costs associated with additional personnel and facilities to support the Company's expansion, increases in insurance costs, financial consulting fees and other costs, offset by reductions in professional fees, accounting fees and certain marketing costs.

     INTEREST EXPENSE

     Interest expense for the three months ended April 30, 1999 increased 52.8%, to $244,000, compared to $159,000 for the same quarter a year ago. This increase is a result of increases in the Company's outstanding borrowings due to the purchase of additional equipment to support its expansion.

     INTEREST INCOME

     Interest income for the three months ended April 30, 1999 decreased to $11,000, compared to $26,000 for the same quarter a year ago. This decrease is primarily due to decreases in interest bearing cash equivalents held by the Company. The invested funds represent the remaining portion of the net proceeds of the Company's initial public offering in December 1996.

     INCOME TAXES

     The Company recorded an income tax charge of $1,400 for the three months ended April 30, 1999 compared to no income tax charge for the three months ended April 30, 1998. The Company has sufficient net operating loss carry forwards to offset any other tax liabilities resulting from the current quarter's earnings.

     NET INCOME (LOSS)

     Net income for the three months ended April 30, 1999 was $250,000 or $.10 per share, compared to a net loss of $113,000 or $.04 per share for the three months ended April 30, 1998. The improvement in operating results is due to the combination of factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's business requires it to expend considerable amounts of funds for fuel, labor and equipment costs before any payments are received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, labor costs and related taxes are funded bi-weekly and equipment related costs are generally satisfied within 30 days. The Company bills its customers weekly and generally collects the majority of its accounts within 35 to 40 days. Days sales outstanding at April 30, 1999 totaled 35 days compared to 36 days sales outstanding at April 30, 1998.

    During the past two years, the Company has relied on bank borrowings and the proceeds of its December 1996 initial public offering to fund increases in accounts receivable, provide the funds necessary to acquire additional custom fuel delivery trucks and fund its ongoing operating losses. The Company has operated profitably since January 1999 and anticipates that its cash reserves of approximately $750,000 (at May 14, 1999) and line of credit availability will provide sufficient working capital to operate for at least the next twelve months.

    The Company has outstanding borrowings of $5.2 million as of April 30, 1999 under its $5.3 million line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Based on eligible receivables outstanding at April 30, 1999 the line has been fully drawn as of that date. Interest is payable monthly at .75% over the prime rate (8.5% as of April 30, 1999). The line of credit matures on October 31, 1999 and is secured by substantially all of the Company's assets. The credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of April 30, 1999, the Company was not in compliance with the minimum net worth and debt to equity requirements. The Company has received waivers of these violations from the lender. In May 1999, the Company closed on a new working capital credit facility from its current lender that increased its working capital line of credit to $7.5 million, extended the due date of the facility to April 30, 2001, and modified existing debt covenants to allow the Company to be in compliance with such covenants.

    Custom fuel trucks are ordered in advance of need and require a minimal down payment with the balance due upon delivery. It is expected that this balance will be funded through a combination of available cash and financing. In the past, the Company has financed approximately 85% to 95% of the purchase price of fuel trucks. The Company is unable to estimate the amount of cash required for the acquisition of fuel trucks as such amount is dependent upon the terms and conditions of financing available, if any, to the Company at the time of delivery. At April 30, 1999, the Company had purchase commitments for 1 custom fuel delivery vehicle costing approximately $160,000. A significant portion of the Company's outstanding debt bears interest at variable interest rates. The Company's financial results will be impacted by significant increases or decreases in interest rates.

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

    At April 30, 1999, the Company has incurred third party costs of approximately $5,500 related to Year 2000 compliance matters and estimates that the total future third party software and equipment costs related to Year 2000 compliance activities, based upon information developed to date, will be approximately $12,500, which will be expensed as incurred. These costs have been and will continue to be funded through operating cash flows and are not deemed material to the operations of the Company. The cost of the remediation activities and the completion dates are based on management's best estimates.

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

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27   Financial Data Schedule (for SEC use only).

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the company during the three months ended April 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                        STREICHER MOBILE FUELING, INC.

May 24, 1999                By:   /s/ STANLEY H. STREICHER
                                  ---------------------------------
                            Stanley H. Streicher
                            Chief Executive Officer

May 24, 1999                By:   /s/ WALTER B. BARRETT
                                  ---------------------------------
                            Walter B. Barrett
                            Vice President, Finance and Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT                           DESCRIPTION
-------                           -----------

  27                      Financial Data Schedule