Form 10-Q
period 1999-07-31
STREICHER MOBILE FUELING INC
filed 1999-09-09
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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
         ---    ---
As of August 31, 1999, 2,633,800 shares of the issuer's common stock were outstanding.

                         STREICHER MOBILE FUELING, INC.

                                    FORM 10-Q

                                      INDEX

FORM 10-Q PART AND ITEM NO.
         Part I-Financial Information

                  Item 1.          Unaudited Financial Statements

                                   Consolidated Balance Sheets as of
                                   July 31, 1999 and January 31, 1999...........................3

                                   Consolidated Statements of Operations for the three
                                   and six months ended July 31, 1999 and 1998..................5

                                   Consolidated Statements of Cash Flows for the six
                                   months ended July 31, 1999 and 1998 .........................6

                                   Notes to Consolidated Financial Statements...................7

                  Item 2.          Management's Discussion and Analysis of Financial

                                   Condition and Results of Operations..........................8

         Part II - Other Information

                  Items 1 - 6..................................................................12

                  Signatures...................................................................14

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                 JULY 31        JANUARY 31
                             ASSETS                                1999            1999
                             ------                            ------------    ------------
Current Assets:
   Cash and cash equivalents                                   $    679,683    $    122,961
   Accounts receivable, net of allowance for doubtful
     accounts of $89,100  and $79,900 respectively                7,650,843       5,774,912
   Inventories                                                      123,714          81,336
   Prepaid expenses and other current assets                        286,382         246,538
                                                               ------------    ------------
         Total current assets                                     8,740,622       6,225,747

Property and Equipment:
   Land                                                             247,609         233,803
   Leasehold improvements                                           189,684         189,684
   Fuel trucks and automobiles                                   10,872,037      10,150,453
   Machinery and equipment                                          902,680         894,146
   Furniture and fixtures                                            79,157          69,779
   Construction in process                                            7,638         138,910
                                                               ------------    ------------
                                                                 12,298,805      11,676,775
         Less accumulated depreciation and amortization          (2,603,126)     (2,186,515)
                                                               ------------    ------------
                                                                  9,695,679       9,490,260

Note receivable from related party                                  445,848         445,956
Other assets                                                         62,561          32,186
                                                               ------------    ------------
         Total assets                                          $ 18,944,710    $ 16,194,149
                                                               ============    ============

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                              JULY 31        JANUARY 31
LIABILITIES AND SHAREHOLDERS' EQUITY                            1999            1999
------------------------------------                        ------------    ------------
Current Liabilities:
   Bank line of credit payable                              $  6,287,002    $  4,570,789
   Current portion of long-term debt                           1,535,188       1,411,984
   Accounts payable                                            2,454,964       1,970,099
   Accrued expenses                                              620,779         477,475
   Customer deposits                                             119,895         119,895
                                                            ------------    ------------
         Total current liabilities                            11,017,828       8,550,242

Long-term Liabilities:
   Long-term debt, excluding current portion                   3,946,139       4,284,271
                                                            ------------    ------------
         Total liabilities                                    14,963,967      12,834,513
                                                            ------------    ------------
Shareholders' Equity:
   Preferred stock                                                    --              --
   Common stock                                                   26,030          25,750
   Additional paid-in capital                                  5,285,695       5,195,758
   Accumulated deficit                                        (1,330,982)     (1,861,872)
                                                            ------------    ------------
         Total shareholders' equity                            3,980,743       3,359,636
                                                            ------------    ------------
         Total liabilities and shareholders' equity         $ 18,944,710    $ 16,194,149
                                                            ------------    ------------

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JULY 31, 1999 AND 1998

                                            THREE MONTH PERIOD                SIX MONTH PERIOD
                                              ENDED JULY 31,                   ENDED JULY 31,
                                        ----------------------------    ----------------------------
                                           1999            1998            1999            1998
                                        ------------    ------------    ------------    ------------
Fuel sales and service revenues         $ 11,826,904    $  7,105,989    $ 21,821,265    $ 14,444,358
Fuel taxes                                 5,903,118       3,936,956      11,426.389       7,876,751
                                        ------------    ------------    ------------    ------------
     Total revenues                       17,730,022      11,042,945      33,247,654      22,321,109

Cost of fuel sales and service            10,328,457       6,156,043      18,924,426      12,632,958
Fuel taxes                                 5,903,118       3,936,956      11,426,389       7,876,751
                                        ------------    ------------    ------------    ------------
     Total cost of sales                  16,231,575      10,092,999      30,350,815      20,509,709

         Gross profit                      1,498,447         949,946       2,896,839       1,811,400

Operating expenses                           976,883         962,775       1,889,953       1,803,538
                                        ------------    ------------    ------------    ------------
         Operating income (loss)             521,564         (12,829)      1,006,886           7,862

Loss on disposal of assets                      (794)             --          (3,385)             --
Interest expense                            (259,097)       (197,731)       (502,646)       (357,159)
Interest and other income                     19,096          20,249          30,035          45,780
                                        ------------    ------------    ------------    ------------
         Income (loss) before
           income taxes                      280,769        (190,311)        530,890        (303,517)

Income tax expense                                --              --              --              --
                                        ------------    ------------    ------------    ------------
         Net income (loss)              $    280,769    $   (190,311)   $    530,890    $   (303,517)
                                        ------------    ------------    ------------    ------------
Basic income (loss) per share           $       0.11    $     (0 .07)   $       0.21    $      (0.12)
                                        ------------    ------------    ------------    ------------
Diluted income (loss)
   per share                            $       0.10    $      (0.07)   $       0.20    $      (0.12)
                                        ------------    ------------    ------------    ------------
Basic weighted average
   common shares outstanding               2,592,172       2,575,000       2,583,728       2,575,000
                                        ------------    ------------    ------------    ------------
Diluted weighted average
   common shares outstanding               2,767,124       2,575,000       2,673,334       2,575,000
                                        ------------    ------------    ------------    ------------

                 STREICHER MOBILE FUELING, INC, AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JULY 31, 1999 AND 1998

                                                                                1999           1998
                                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $   530,890    $  (303,517)
   Adjustments to reconcile net  loss to net cash
     used in operating activities:
       Loss on disposal of equipment                                              3,385             --
       Depreciation and amortization                                            496,802        364,484
       Provision for doubtful accounts                                           32,500         35,000
       Changes in operating assets and liabilities:
         (Increase) Decrease in accounts receivable                          (1,908,430)        13,454
         (Increase) Decrease in inventories                                     (42,378)        58,550
         (Increase) Decrease in prepaid expenses and other current assets       (39,844)       (16,327)
         (Increase) Decrease in deferred income tax asset                            --         (4,544)
         (Increase) Decrease in other assets                                    (30,375)        11,971
         Increase (Decrease) in accounts payable and accrued expenses           628,170       (704,723)
                                                                            -----------    -----------
             Net cash used in operating activities                             (329,280)      (545,652)
                                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment                                                  --         69,227
   Purchases of property and equipment                                         (736,217)    (2,652,609)
   Proceeds from disposal of equipment                                           30,609             --
   Collection of related party note                                                 108         33,204
                                                                            -----------    -----------
       Net cash used in investing activities                                   (705,500)    (2,550,178)
                                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net  borrowings under line of credit                                       1,716,213        326,612
   Borrowings under long-term debt                                              533,812      2,172,940
   Principal payments on long-term debt                                        (748,739)      (482,982)
   Net proceeds from issuance of common stock                                    90,216             --
                                                                            -----------    -----------
           Net cash provided by financing activities                          1,591,502      2,016,570
                                                                            -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                             556,722     (1,079,260)

CASH AND CASH EQUIVALENTS, beginning of period                                  122,961      1,411,134
CASH AND CASH EQUIVALENTS, end of period                                    $   679,683    $   331,874
                                                                            -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for-
       Interest                                                             $   492,964    $   318,587
                                                                            -----------    -----------
       Income taxes                                                         $        --    $     4,544
                                                                            -----------    -----------

                         STREICHER MOBILE FUELING, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS

     The Company delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). At July 31, 1999, the Company had operations in Florida, Georgia, Tennessee, California, Louisiana and Texas.

(2)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiaries, Streicher West, Inc., Streicher Realty, Inc. and Mobile Computer Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current quarter presentation. These interim financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended January 31, 1999 included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(3)  COMMITMENTS AND CONTINGENCIES

     At July 31, 1999, the Company had purchase commitments, exercisable over the next ten months, for 12 custom fuel delivery vehicles costing approximately $1.9 million.

(4)  EARNINGS (LOSS) PER SHARE

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

     Options to purchase 1,250,052 shares of common stock, at prices ranging from $3.00 to $6.00 per share, were outstanding for the quarter ended July 31, 1999 and were included in the computation of diluted earnings per share because the option exercise prices were less than the average market price of common shares for the quarter. Options and warrants to purchase 1,372,500 shares of common stock, at prices ranging from $6.56 to $9.49 per share, were outstanding for the quarter ended July 31, 1999, but were not included in the computation of diluted earnings per share because the option and warrant exercise prices were greater than the average market prices of common shares for the quarter.

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

GENERAL

    The Company derives all of its revenue from providing mobile fueling services. Revenue is comprised principally of sales of gasoline and diesel fuel and related delivery charges. Cost of sales is comprised principally of the cost of fuel and delivery costs (primarily payroll and equipment costs). Included in both revenue and cost of sales are Federal and state fuel taxes, which are generally paid by the Company when it pays for its fuel and are billed by the Company to its customers upon billing for the related fuel and delivery charges.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED
     JULY 31, 1998

     REVENUES

     Revenues for the three months ended July 31, 1999 increased 60.9% to $17.7 million, compared to $11.0 million for the same quarter a year ago. This increase was due primarily to an increase in volume of fuel delivered and increases in the average wholesale price per gallon of gasoline and diesel fuel. For the three months ended July 31, 1999, the Company delivered 14.9 million gallons of fuel compared to 9.7 million gallons for the same quarter of the prior year, an increase of 53.6%. The increase in volume was attributable to an increase in services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

     GROSS PROFIT

    Gross profit for the three months ended July 31, 1999 increased 57.7%, to $1,498,000, compared to $950,000 for the same quarter a year ago. This increase is primarily due to the higher volume of fuel delivered. The gross profit per gallon on fuel sold in the three months ended July 31, 1999 was 10.03 cents compared to a gross profit per gallon of 9.75 cents for the same period a year ago. This slight improvement was due to greater efficiency in the purchasing of fuel, modest increases in the fuel price markup and certain changes in the mix of customers, offset by increases in payroll and equipment ownership costs.

    OPERATING EXPENSES

    Operating expenses for the three months ended July 31, 1999 increased 1.5%, to $977,000, compared to $963,000 for the same quarter a year ago. This increase is primarily attributable to modest increases in payroll and related administrative costs, increases in insurance costs, additional marketing related costs and increases in financial/public relations fees.

INTEREST EXPENSE

    Interest expense for the three months ended July 31, 1999 increased 30.8%, to $259,000, compared to $198,000 for the same quarter a year ago. This increase is a result of increases in the Company's outstanding borrowings for to the purchase of additional equipment and to provide funds necessary to support increases in sales.

    INCOME TAXES

    The Company recognized no income tax benefit or expense for the three months ended July 31, 1999 or 1998. The Company has sufficent net operating loss carryforwards to offset its current period earnings.

    NET INCOME (LOSS)

    Net income for the three months ended July 31, 1999 was $281,000 or $0.11 per share, compared to a net loss of $190,000 or $.07 per share for the three months ended July 31, 1998. The increase in net income is due to the combination of factors discussed above.

     SIX MONTHS ENDED JULY 31, 1999 COMPARED TO SIX MONTHS ENDED JULY 31, 1998

     REVENUES

     Revenues for the six months ended July 31, 1999 increased 48.9% to $33.2 million, compared to $22.3 million for the same period a year ago. This increase was due primarily to an increase in volume of fuel delivered and increases in the average wholesale price per gallon of gasoline and diesel fuel. For the six months ended July 31, 1999, the Company delivered 28.8 million gallons of fuel compared to 19.2 million gallons for the same period of the prior year, an increase of 50.0%. The increase in volume was attributable to an increase in services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

     GROSS PROFIT

     Gross profit for the six months ended July 31, 1999 increased 60.0%, to $2,897,000, compared to $1,811,000 for the same period a year ago. This increase is primarily due to the higher volume of fuel delivered. The gross profit per gallon on fuel sold in the six months ended July 31, 1999 was 10.05 cents compared to a gross profit per gallon of 9.43 cents for the same period a year ago. This improvement was due to greater efficiency in the purchasing of fuel, modest increases in the fuel price markup and certain changes in the mix of customers, offset by increases in payroll and equipment ownership costs.

     OPERATING EXPENSES

     Operating expenses for the six months ended July 31, 1999 increased 5.5%, to $1.9 million, compared to $1.8 million for the same period a year ago. This increase is primarily attributable to modest increases in payroll and related administrative costs, increases in insurance costs, increases in marketing expenses and other costs and increases in financial/public relations fees.

     INTEREST EXPENSE

    Interest expense for the six months ended July 31, 1999 increased 40.9%, to $503,000, compared to $357,000 for the same period a year ago. This increase is a result of increases in the Company's outstanding borrowings for the purchase of additional equipment to support its expansion and to provide the funds necessary to support increases in sales.

    INCOME TAXES

    The Company recognized no income tax benefit or expense for the six months ended July 31, 1999. The Company has sufficent net operating loss carryforwards to offset its current period earnings.


    NET INCOME (LOSS)

    Net income for the six months ended July 31, 1999 was $531,000 or $0.21 per share, compared to a net loss of $304,000 or $.12 per share for the same period a year ago. The increase in net income is due to the combination of factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's business requires it to expend considerable amounts of funds for fuel, labor and equipment costs before any payments are received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, labor costs and related taxes are funded bi-weekly and equipment related costs are generally satisfied within 30 days. The Company bills its customers weekly and generally collects the majority of its accounts within 35 to 40 days. Days sales outstanding at July 31, 1999 totaled 38 days compared to 37 days sales outstanding at July 31, 1998.

    During the past two years, the Company has relied on bank borrowings and the proceeds of its December 1996 initial public offering to fund increases in accounts receivable, provide the funds necessary to acquire additional custom fuel delivery trucks and fund operating losses incurred through December 1998. The Company has operated profitably since January 1999 and anticipates that its cash reserves of approximately $750,000 (at August 15, 1999) and line of credit availability will provide sufficient working capital to operate for at least the next twelve months.

    The Company has outstanding borrowings of $6.3 million as of July 31, 1999 under its $7.5 million line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Based on eligible receivables outstanding at July 31, 1999 the line has been fully drawn as of that date. Interest is payable monthly at 1.0% over the prime rate (9.0% as of July 31, 1999). The line of credit matures on April 30, 2001 and is secured by substantially all of the Company's assets. The credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of July 31, 1999, the Company was in compliance with these requirements.

    Custom fuel trucks are ordered in advance of need and require a minimal down payment with the balance due upon delivery. It is expected that this balance will be funded through a combination of available cash and financing. In the past, the Company has financed approximately 85% to 95% of the purchase price of fuel trucks. The Company is unable to estimate the amount of cash required for the acquisition of fuel trucks as such amount is dependent upon the terms and conditions of financing available, if any, to the Company at the time of delivery. At July 31, 1999, the Company had purchase commitments for 12 custom fuel delivery vehicle costing approximately $1.9 million. A significant portion of the Company's outstanding debt bears interest at variable interest rates. The Company's financial results will be impacted by significant increases or decreases in interest rates.

YEAR 2000 ISSUE

      Historically, certain computer programs, as well as certain hardware were designed to utilize a two-digit date field and consequently, they may not be able to properly recognize dates in the Year 2000. This could result in significant system failures. The Company relies on computer-based equipment in conducting its normal business activities. Certain of these computer-based programs and equipment may not have been designed to function properly with respect to the application of dating systems relating to the Year 2000.

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

     The Company believes that it can provide the resources necessary to ensure Year 2000 compliance and expects to complete its Year 2000 Plan within a time frame that will enable its computer-based programs and equipment to function without significant disruption in the Year 2000. The Company believes that the assessment and remediation phases of its Year 2000 Plan are now complete. The testing phase will be completed by September 30, 1999. Thereafter, contingency plans, if necessary and appropriate, will be developed as needed.

     At July 31, 1999, the Company has incurred third party costs of approximately $7,500 related to Year 2000 compliance matters and estimates that the total future third party software and equipment costs related to Year 2000 compliance activities, based upon information developed to date, will be approximately $6,000, which will be expensed as incurred. These costs have been and will continue to be funded through operating cash flows and are not deemed material to the operations of the Company. The cost of the remediation activities and the completion dates are based on management's best estimates.

     Although the Company anticipates minimal business disruption will occur as a result of Year 2000, in the event the computer based programs and equipment of the Company, or that owned and operated by third parties, should fail to function properly, possible consequences include but are not limited to, loss of communications links with field offices; loss of electric power; an inability to timely process commercial transactions or engage in normal automated or computerized business activities.

     To date, the Company has not established a contingency plan for possible Year 2000 issues. As noted above, in the event the Company, after completion of the assessment, remediation and testing phases of the Year 2000 Plan and review of the results of monitoring the compliance efforts and status of third parties, determines that contingency plans are necessary, the Company will establish contingency plans based on its assessment of outside risks. The Company anticipates that contingency plans, if deemed necessary, will be in place by October 31, 1999.

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

PART II.   OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None.

ITEM 2

CHANGES IN SECURITIES

  In July 1999, the Company issued to Emerson Bennett & Associates, in consideration of investment banking and advisory services, warrants to purchase 25,000 shares of common stock. The warrants were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Shareholders Meeting on July 30, 1999. The issues submitted to a vote of the security holders and the results of the voting are as follows:

1)  Proposal to elect five nominees to the Board of Directors

                                           FOR               AGAINST
                                           ---               -------
     Stanley H. Streicher               2,405,194             5,500
     E. Scott Golden                    2,405,194             5,500
     Joseph M. Murphy                   2,405,194             5,500
     John H. O'Neil, Jr.                2,405,194             5,500
     C. Rodney O'Connor                 2,405,194             5,500

     The Board consists of five directors. All nominees were elected to serve for a one year period.

2) Proposal to increase the number of shares available for grant under the Employee Stock Option Plan from 250,000 to 500,000 shares.

         FOR              AGAINST          ABSTAIN            NON VOTES
         ---              -------          -------            ---------
      1,789,954            11,276           78,076             531,039

     The proposal was approved.

3) Proposal to ratify the appointment of KPMG as the Company's independent certified public accountants.

          FOR             AGAINST          ABSTAIN
          ---             -------          -------
      2,396,668            9,100            4,576

     The proposal was approved.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:    Financial Data Schedule: Ex. 27

(b) Reports on Form 8-K:    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             STREICHER MOBILE FUELING, INC.

August 31, 1999              By: /s/ STANLEY H. STREICHER
                                ------------------------------------------------
                             Stanley H. Streicher
                             Chief Executive Officer

August 31, 1999              By: /s/ WALTER B. BARRETT
                                ------------------------------------------------
                             Walter B. Barrett
                             Vice President, Finance and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                   DESCRIPTION
-------                   -----------
EX. 27                    Financial Data Schedule