Form 10-Q
period 1999-10-31
STREICHER MOBILE FUELING INC
filed 1999-12-15
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required requirements for the past 90 days. Yes X . No ___.

As of December 14, 1999, 2,690,300 shares of the issuer's common stock were outstanding.

                         STREICHER MOBILE FUELING, INC.

                                    FORM 10-Q

                                      INDEX

FORM 10-Q PART AND ITEM NO.
---------------------------
         Part I-Financial Information

                  Item 1.           Unaudited Financial Statements

                                    Consolidated Balance Sheets as of
                                    October 31, 1999 and January 31, 1999 . . . . .......................3

                                    Consolidated Statements of Operations for the three
                                     and nine months ended October 31, 1999 and 1998.....................5

                                    Consolidated Statements of Cash Flows for the nine
                                    months ended October 31, 1999 and 1998...............................6

                                    Notes to Consolidated Financial Statements...........................7

                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations..................................8

         Part II - Other Information

                  Items 1 - 6...........................................................................12

                  Signatures............................................................................14

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                               OCTOBER 31        JANUARY 31
                     ASSETS                                       1999              1999
                     ------                                   ------------      ------------
Current Assets:
   Cash and cash equivalents                                  $    369,737      $    122,961
   Accounts receivable, net of allowance for doubtful
     accounts of $99,009 and $79,900 respectively                9,437,852         5,774,912
   Inventories                                                     219,628            81,336
   Prepaid expenses and other current assets                       217,601           246,538
                                                              ------------      ------------
         Total current assets                                   10,244,818         6,225,747

Property and Equipment:
   Land                                                            249,302           233,803
   Leasehold improvements                                          189,684           189,684
   Fuel trucks and automobiles                                  11,372,505        10,150,453
   Machinery and equipment                                         937,813           894,146
   Furniture and fixtures                                           79,157            69,779
   Construction in process                                         142,659           138,910
                                                              ------------      ------------
                                                                12,971,120        11,676,775
         Less accumulated depreciation and amortization         (2,810,136)       (2,186,515)
                                                              ------------      ------------
                                                                10,160,984         9,490,260

Note receivable from related party                                 471,422           445,956
Other assets                                                        58,667            32,186
                                                              ------------      ------------
         Total assets                                         $ 20,935,891      $ 16,194,149
                                                              ============      ============

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                         OCTOBER 31        JANUARY 31
LIABILITIES AND SHAREHOLDERS' EQUITY                        1999              1999
------------------------------------                    ------------      ------------
Current Liabilities:
   Bank line of credit payable                          $  7,057,719      $  4,570,789
   Current portion of long-term debt                       1,517,583         1,411,984
   Accounts payable                                        2,783,822         1,970,099
   Accrued expenses                                          506,982           477,475
   Customer deposits                                         119,895           119,895
                                                        ------------      ------------
         Total current liabilities                        11,986,001         8,550,242

Long-term Liabilities:
   Long-term debt, excluding current portion               4,522,175         4,284,271
                                                        ------------      ------------
         Total liabilities                                16,508,176        12,834,513
                                                        ------------      ------------

Shareholders' Equity:
   Preferred stock                                                --                --
   Common stock                                               26,745            25,750
   Additional paid-in capital                              5,427,548         5,195,758
   Accumulated deficit                                    (1,026,578)       (1,861,872)
                                                        ------------      ------------
         Total shareholders' equity                        4,427,715         3,359,636
                                                        ------------      ------------
         Total liabilities and shareholders' equity     $ 20,935,891      $ 16,194,149
                                                        ============      ============

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 1999 AND 1998

                                           THREE MONTH PERIOD                   NINE MONTH PERIOD
                                            ENDED OCTOBER 31,                   ENDED OCTOBER 31,
                                     ------------------------------      ------------------------------
                                         1999              1998              1999              1998
                                     ------------      ------------      ------------      ------------
Fuel sales and service revenues      $ 14,356,610      $  8,009,233      $ 36,177,875      $ 22,453,591
Fuel taxes                              6,126,540         4,209,927        17,552,929        12,086,678
                                     ------------      ------------      ------------      ------------
     Total revenues                    20,483,150        12,219,160        53,730,804        34,540,269

Cost of fuel sales and service         12,686,249         7,098,372        31,610,674        19,731,330
Fuel taxes                              6,126,541         4,209,927        17,552,930        12,086,678
                                     ------------      ------------      ------------      ------------
     Total cost of sales               18,812,790        11,308,299        49,163,604        31,818,008

         Gross profit                   1,670,360           910,861         4,567,200         2,722,261

Operating expenses                      1,067,814           946,568         2,957,149         2,750,106
                                     ------------      ------------      ------------      ------------
         Operating income (loss)          602,546           (35,707)        1,610,051           (27,845)

Loss on disposal of assets                (12,012)           (6,877)          (15,397)           (6,877)
Interest expense                         (302,227)         (243,424)         (804,874)         (600,583)
Interest and other income                  16,097            12,454            45,514            58,234
                                     ------------      ------------      ------------      ------------
         Income (loss) before
            income taxes                  304,404          (273,554)          835,294          (577,071)

Income tax expense                             --                --                --                --
                                     ------------      ------------      ------------      ------------
         Net income (loss)           $    304,404      $   (273,554)     $    835,294      $   (577,071)
                                     ============      ============      ============      ============
Basic income (loss) per share        $       0.11      $      (0.10)     $       0.32      $      (0.22)
                                     ============      ============      ============      ============
Diluted income (loss)
   per share                         $       0.10      $      (0.10)     $       0.29      $      (0.22)
                                     ============      ============      ============      ============
Basic weighted average
   common shares outstanding            2,655,699         2,575,000         2,606,568         2,575,000
                                     ============      ============      ============      ============
Diluted weighted average
   common shares outstanding            3,177,739         2,575,000         2,841,469         2,575,000
                                     ============      ============      ============      ============

                 STREICHER MOBILE FUELING, INC, AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIODS ENDED OCTOBER 31, 1999 AND 1998

                                                                                  1999             1998
                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                          $   835,294      $  (577,071)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Loss on disposal of equipment                                               15,397            6,877
       Depreciation and amortization                                              790,255          590,228
       Provision for doubtful accounts                                             55,000           50,000
       Changes in operating assets and liabilities:
         (Increase) Decrease in accounts receivable                            (3,717,940)        (527,576)
         (Increase) Decrease in inventories                                      (138,292)         (47,430)
         (Increase) Decrease in prepaid expenses and other current assets         (74,969)         217,381
         (Increase) Decrease in other assets                                      (26,480)          15,191
         Increase (Decrease) in accounts payable and accrued expenses             827,684         (489,969)
                                                                              -----------      -----------
             Net cash used in operating activities                             (1,434,051)        (762,369)
                                                                              -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment                                                    --           69,227
   Purchases of property and equipment                                         (1,524,569)      (3,802,278)
   Proceeds from disposal of equipment                                             63,739           13,477
   Collection of advances on related party note                                   (25,466)          19,344
                                                                              -----------      -----------
       Net cash used in investing activities                                   (1,486,296)      (3,700,230)
                                                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit                                          2,486,930          949,121
   Borrowings under long-term debt                                              4,434,675        3,087,908
   Principal payments on long-term debt                                        (4,091,172)        (861,757)
   Net proceeds from issuance of common stock                                     336,690               --
                                                                              -----------      -----------
           Net cash provided by financing activities                            3,167,123        3,175,272
                                                                              -----------      -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                               246,776       (1,287,327)

CASH AND CASH EQUIVALENTS, beginning of period                                    122,961        1,411,134
                                                                              -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                      $   369,737      $   123,807
                                                                              ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for-
       Interest                                                               $   774,403      $   570,774
                                                                              ===========      ===========
       Income taxes                                                           $        --      $        --
                                                                              ===========      ===========

                         STREICHER MOBILE FUELING, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS

         The Company delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). At October 31, 1999, the Company had operations in Florida, Georgia, Tennessee, California, Louisiana and Texas.

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

(3) COMMITMENTS AND CONTINGENCIES

         At October 31, 1999, the Company had purchase commitments, exercisable over the next ten months, for 12 custom fuel delivery vehicles costing approximately $1.9 million.

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

         Options and warrants to purchase 2,469,552 shares of common stock, at prices ranging from $3.00 to $7.63 per share, were outstanding for the quarter ended October 31, 1999 and were included in the computation of diluted earnings per share because the option and warrant exercise prices were less than the average market price of common shares for the quarter. Warrants to purchase 200,000 shares of common stock, at prices ranging from $9.30 to $9.49 per share, were outstanding for the quarter ended October 31, 1999, but were not included in the computation of diluted earnings per share because the option and warrant exercise prices were greater than the average market prices of common shares for the quarter.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998

         REVENUES

         Revenues for the three months ended October 31, 1999 increased 68.03% to $20.5 million, compared to $12.2 million for the same quarter a year ago. This increase was due primarily to an increase in volume of fuel delivered and increases in the average wholesale price per gallon of gasoline and diesel fuel. For the three months ended October 31, 1999, the Company delivered 15.8 million gallons of fuel compared to 10.5 million gallons for the same quarter of the prior year, an increase of 50.48%. The increase in volume was attributable to an increase in services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

         GROSS PROFIT

         Gross profit for the three months ended October 31, 1999 increased 83.32%, to $1.67 million, compared to $911,000 for the same quarter a year ago. This increase is primarily due to the higher volume of fuel delivered and revenue increases resulting from fuel price increases. The gross profit per gallon on fuel sold in the three months ended October 31, 1999 was 10.57 cents compared to a gross profit per gallon of 8.70 cents for the same period a year ago. This improvement was due to greater efficiency in the purchasing of fuel, improved utilization of equipment, increases in the fuel price markup and certain changes in the mix of customers, offset by increases in payroll and equipment ownership costs.

         OPERATING EXPENSES

         Operating expenses for the three months ended October 31, 1999 increased 12.78%, to $1,068,000, compared to $947,000 for the same quarter a year ago. This increase is primarily attributable to increases in payroll and related administrative costs, increases in insurance costs, additional marketing related costs and increases in financial/public relations fees.

         INTEREST EXPENSE

         Interest expense for the three months ended October 31, 1999 increased 24.28%, to $302,000, compared to $243,000 for the same quarter a year ago. This increase is a result of increases in the Company's outstanding borrowings for the purchase of additional equipment and to provide funds necessary to support increases in sales.

         INCOME TAXES

         The Company recognized no material income tax benefit or expense for the three months ended October 31, 1999 or 1998. The Company has sufficient net operating loss carryforwards to offset its current period earnings.

         NET INCOME (LOSS)

         Net income for the three months ended October 31, 1999 was $304,000 or $0.11 per share, compared to a net loss of $274,000 or $.10 per share for the three months ended October 31, 1998. The increase in net income is due to the combination of factors discussed above.

         NINE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO NINE MONTHS ENDED OCTOBER 31, 1998

         REVENUES

         Revenues for the nine months ended October 31, 1999 increased 55.65% to $53.7 million, compared to $34.5 million for the same period a year ago. This increase was due primarily to an increase in volume of fuel delivered and price increases resulting from a rise in the average wholesale price per gallon of gasoline and diesel fuel. For the nine months ended October 31, 1999, the Company delivered 44.6 million gallons of fuel compared to 30.0 million gallons for the same period of the prior year, an increase of 48.67%. The increase in volume was attributable to an increase in services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

         GROSS PROFIT

         Gross profit for the nine months ended October 31, 1999 increased 70.37%, to $4.6 million, compared to $2.7 million for the same period a year ago. This increase is primarily due to the higher volume of fuel delivered. The gross profit per gallon on fuel sold in the nine months ended October 31, 1999 was 10.24 cents compared to a gross profit per gallon of 9.09 cents for the same period a year ago. This improvement was due to greater efficiency in the purchasing of fuel, increases in the fuel price markup, improved utilization of equipment and certain changes in the mix of customers, offset by increases in payroll and equipment ownership costs.

         OPERATING EXPENSES

         Operating expenses for the nine months ended October 31, 1999 increased 7.14%, to $3.0 million, compared to $2.8 million for the same period a year ago. This increase is primarily attributable to increases in payroll and related administrative costs, increases in insurance costs, increases in marketing expenses and other costs and increases in financial/public relations fees.

         INTEREST EXPENSE

         Interest expense for the nine months ended October 31, 1999 increased 33.94%, to $805,000, compared to $601,000 for the same period a year ago. This increase is a result of increases in the Company's outstanding borrowings for the purchase of additional equipment to support its expansion and to provide the funds necessary to support increases in sales.

         INCOME TAXES

         The Company recognized no material income tax benefit or expense for the nine months ended October 31, 1999 or 1998. The Company has sufficient net operating loss carryforwards to offset its current period earnings.

         NET INCOME (LOSS)

         Net income for the nine months ended October 31, 1999 was $835,000 or $0.32 per share, compared to a net loss of $577,000 or $0.22 per share for the same period a year ago. The increase in net income is due to the combination of factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires it to expend considerable amounts of funds for fuel, labor and equipment costs before any payments are received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, labor costs and related taxes are funded bi-weekly and equipment related costs are generally satisfied within 30 days. The Company bills its customers weekly and generally collects the majority of its accounts within 35 to 40 days. Days sales outstanding at October 31, 1999 totaled 41 days compared to 35 days sales outstanding at October 31, 1998.

         During the past two years, the Company has relied on bank borrowings and the proceeds of its December 1996 initial public offering to fund increases in accounts receivable, provide the funds necessary to acquire additional custom fuel delivery trucks and fund operating losses incurred through December 1998. The Company has operated profitably since January 1999 and anticipates that its cash reserves and line of credit availability will provide sufficient working capital to operate for at least the next twelve months.

         The Company has outstanding borrowings of $7.1 million as of October 31, 1999 under its $7.5 million line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Based on eligible receivables outstanding at October 31, 1999 the line has been fully drawn as of that date. Interest is payable monthly at 1.0% over the prime rate (9.0% as of October 31, 1999). The line of credit matures on April 30, 2001 and is secured by substantially all of the Company's assets. The credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of October 31, 1999, the Company was in compliance with these requirements.

         Custom fuel trucks are ordered in advance of need and require a minimal down payment with the balance due upon delivery. It is expected that this balance will be funded through a combination of available cash and financing. In the past, the Company has financed approximately 85% to 95% of the purchase price of fuel trucks. The Company is unable to estimate the amount of cash required for the acquisition of fuel trucks as such amount is dependent upon the terms and conditions of financing available, if any, to the Company at the time of delivery. At October 31, 1999, the Company had purchase commitments for 12 custom fuel delivery vehicle costing approximately $1.9 million. A significant portion of the Company's outstanding debt bears interest at variable interest rates. The Company's financial results will be impacted by significant increases or decreases in interest rates.

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

         The Company believes that it can provide the resources necessary to ensure Year 2000 compliance and expects to complete its Year 2000 Plan within a time frame that will enable its computer-based programs and equipment to function without significant disruption in the Year 2000. The assessment, remediation and testing phases of the Company's Year 2000 Plan are now complete. The Company has established a contingency plan for possible Year 2000 issues based on its assessment of outside risks.

         At October 31, 1999, the Company has incurred third party costs of approximately $10,000 related to Year 2000 compliance matters and estimates that the total future third party software and equipment costs related to Year 2000 compliance activities, based upon information developed to date, will be approximately $1,000, which will be expensed as incurred. These costs have been and will continue to be funded through operating cash flows and are not deemed material to the operations of the Company. The cost of the remediation activities are based on management's best estimates.

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

PART II. OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None.

ITEM 2

CHANGES IN SECURITIES

In September 1999, the Company issued to Emerson Bennett & Associates, in consideration of investment banking and advisory services, warrants to purchase 30,000 shares of common stock. The warrants were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

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

                             STREICHER MOBILE FUELING, INC.

December 14, 1999            By:   /s/ STANLEY H. STREICHER
                                   --------------------------------
                             Stanley H. Streicher
                             Chief Executive Officer

December 14, 1999            By:   /s/ WALTER B. BARRETT
                                   --------------------------------
                             Walter B. Barrett
                             Vice President, Finance and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT               DESCRIPTION
-------               -----------
  27                  Financial Data Schedule