Form 10-K
period 2000-01-31
STREICHER MOBILE FUELING INC
filed 2000-05-16
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  JANUARY 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                         Commission file number: 0-21825

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates as of April 28, 2000 was $5,482,925 computed by reference to the closing price of the Common Stock on such date.

As of April 28, 2000 there were 2,712,600 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                     PART I

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

         Founded by Stanley H. Streicher, the Company's President and Chief Executive Officer, the Company's predecessor commenced its mobile fueling operations in 1983. The Company presently operates at seven Florida locations; three California locations; Atlanta, Georgia; Chattanooga and Kingsport, Tennessee; Dallas/Fort Worth and Houston, Texas; and Kenner, Louisiana. During April 2000, the Company operated a fleet of 100 custom fuel trucks and was delivering fuel at a rate of 5.0 million gallons per month.

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

         The Company believes that mobile fueling services, such as those provided by the Company, offer several benefits over traditional fueling methods:

         o        REDUCED OPERATING COSTS AND INCREASED LABOR PRODUCTIVITY.
                  Mobile fueling enables businesses to reduce operating costs by eliminating the need for company employees to fuel vehicles either on-site or at local retail gas stations. Overnight fueling prepares fleet vehicles for operation at the beginning of each work day and increases labor productivity by allowing employees to use their vehicles during time that would otherwise be spent fueling. Mobile fueling also reduces the administrative burden required to oversee and administer fuel purchases and inventories.

         o PROVIDES CENTRALIZED INVENTORY CONTROL AND MANAGEMENT. The Company's fuel management system provides customers with weekly reports detailing, among other things, the location, description and daily and weekly fuel consumption of each vehicle fueled by the Company. This eliminates customers' need to invest working capital to maintain adequate fuel supplies, and allows customers to centralize their fuel inventory controls and track and analyze vehicle movement and fuel consumption for management and tax reporting purposes.

         o PROVIDES TAX REPORTING BENEFITS. The Company's fuel management system's ability to track fuel consumption to specific vehicles and fuel tanks provides tax benefits to customers who consume fuel in uses that are tax-exempt, such as for off-road vehicles, government-owned vehicles and fuel used to run refrigerator units on vehicles. For such uses, the customers receive reports which provide them with the information required to substantiate such tax exemptions.

         o ELIMINATES EXPENSES AND LIABILITIES OF ON-SITE STORAGE. Fleet operators who previously satisfied their fuel requirements using on-site storage tanks can eliminate the capital expenditures and operating costs required to equip and maintain fuel storage and dispensing facilities and inventory and to comply with increasingly stringent environmental regulations. In addition, by removing on-site storage tanks and relying on mobile fueling, customers avoid potential liabilities associated with the handling and storage of fuel.

         o PREVENTS FUEL THEFT. Fleet operators that rely on employees to fuel vehicles, whether at on-site facilities or at retail gas stations, often experience shrinkage of fuel inventories or excess fuel purchases due to employee fraud. The Company's fuel management system reduces the risk of employee theft by dispensing fuel only to authorized vehicles. Utilizing an independent contractor such as the Company for fueling services rather than allowing employees to purchase fuel at local retail stations also eliminates employee fraud due to credit card abuse.

         o EMERGENCY FUEL SUPPLIES. Emergency preparedness, including fuel availability, is critical to the operation of utilities, delivery services and other fleet operators. The Company provides access to emergency fuel supplies to allow customers to respond more effectively to severe local weather conditions or other emergency situations.

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

         The Company's representatives focus their marketing efforts on fleet operators within the Company's established service areas. The Company's representatives identify and directly contact candidates for the Company's services. Direct marketing, including telephone solicitation, has played a primary role in the Company's development of new business. Another important marketing source has been referrals from existing customers.

         The Company distributes gas and diesel fuel to approximately 755 customers. Three customers accounted for approximately 26% of the Company's revenue in the year ended January 31, 2000 and 23% of the company's revenue in fiscal 1999. Although the Company has contracts to provide mobile fueling services to several of its larger customers, generally the Company does not obtain written agreements with its customers.

OPERATIONS

         The Company currently operates from 17 locations in California, Florida, Georgia, Tennessee, Louisiana and Texas. The Company delivers fuel utilizing its own fleet of 100 custom fuel trucks, most of which are equipped with the Company's proprietary electronic fuel tracking and reporting system. The Company's vehicles have fuel capacities ranging from 2,800 to 4,400 gallons. Generally, each vehicle services between five and fifteen customer locations per day or night, depending on size of the customers, market density and the individual customers' fuel requirements. Generally, the custom fuel trucks acquire fuel inventory daily at local port facilities or large wholesale gas distributor locations and are assigned to a specified delivery route. The Company conducts all dispatch and billing functions from corporate headquarters. Route drivers and service personnel operate from all the Company's offices.

         The Company's fuel management system derives its data from the Fuel Tracking Controller (the "FTC Computer"), which is a computer that the Company installs on each customized fuel truck. The FTC Computer can be programmed to control a variety of truck configurations; single or multiple storage container trucks; and any number of pumps and hoses attached to the fuel truck. The FTC Computer details fueling from the Company's trucks to each vehicle in the customer's vehicle fleet to a measurement of 1/100 of a gallon by reading the state-calibrated meter installed on the fuel trucks. To accomplish this measurement, the FTC Computer interfaces with hand-held devices operated by the Company's driver or operator. The Company has a patent registered with the United States Patent and Trademark Office for its proprietary electronic fuel management system.

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

EXECUTIVE OFFICERS

         The executive officers of the Company as of April 28, 2000 are as follows:

                      NAME                 AGE                     POSITION
                      ----                 ---                     --------
         Stanley H. Streicher.......        57     President and Chief Executive Officer

         Walter B. Barrett..........        42     Vice President, Finance; Chief Financial Officer; and
                                                   Treasurer

         Timothy W. Koshollek.......        36     Vice President, Marketing

         Steven M. Alford...........        34     Vice President, Operations

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

EMPLOYEES

         At April 28, 2000, the Company had 250 full-time employees, of whom 37 were involved in executive, managerial, supervisory and sales capacities, 182 were route drivers and 31 served in various clerical and other capacities. None of the Company's employees is covered by a collective bargaining agreement or is a member of a union. The Company considers its relationship with its employees to be good.

GOVERNMENTAL REGULATION

         The Company's operations are affected by numerous federal, state and local laws, including those relating to protection of the environment and worker safety. The transportation of gasoline and diesel fuel is subject to regulation by various federal, state and local agencies, including the U.S. Department of Transportation ("DOT"). These regulatory authorities have broad powers, and the Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, its services. The regulations provide that, among other things, the Company's drivers must possess a commercial drivers license with a hazardous materials endorsement. The Company is also subject to the rules and regulations of the Hazardous Materials Transportation Act. For example, the Company's drivers and their equipment must comply with DOT's pre-trip inspection rules, documentation regulations concerning hazardous materials (i.e., certificates of shipments which describe type and amount of product transported), and limitations on the amount of fuel transported as well as driver time limitations. Additionally, the Company is subject to DOT inspections which occur at random intervals. Any material violation of DOT rules or the Hazardous Materials Transportation Act may result in citations and/or fines upon the Company. In addition, the Company depends on the supply of gasoline and diesel fuel from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The Company cannot determine the extent to which its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The following table sets forth certain information concerning the property and facilities that are owned or leased by the Company for use in its operations:

                                                                         LEASE EXPIRATION WITH
               DESCRIPTION                           LOCATION                  ALL OPTIONS              NOTES
               -----------                           --------                  -----------              -----
Principal executive offices, truck yard    Ft. Lauderdale, Florida               7/31/14                 (1)
and warehouse space

Truck yard and office                      Ft. Myers, Florida                    1/1/02                  (2)

Truck yard and office                      Jacksonville, Florida                 8/31/15                 (1)

Truck yard and office                      Orlando, Florida                  Month to Month              (1)

Truck yard and office                      Tampa, Florida                          --                    (3)

Truck yard and office                      Tallahassee, Florida                  8/31/00                 (2)

Truck yard and office                      Melbourne, Florida                Month to Month              (2)

Truck yard and office                      Atlanta, Georgia                      7/31/00                 (2)

Truck yard and office                      Kingsport, Tennessee              Month to Month              (2)

Truck and yard office                      Chattanooga, Tennessee            Month to Month              (2)

Truck yard and office                      Kenner, Louisiana                     7/31/00                 (1)

Truck yard and office                      Houston, Texas                    Month to Month              (2)

Truck yard and office                      Ft. Worth, Texas                        --                    (3)

Truck yard and office                      Sacramento, California                4/15/02                 (2)

Truck yard and office                      Gardena, California                   1/31/01                 (2)

Truck yard and office                      San Jose, California                  4/01/02                 (2)

---------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, par value $.01 ("Common Stock") and Redeemable Common Stock Purchase Warrants ("Warrants") have traded in the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small-Cap Market under the symbols "FUEL" and "FUELW", respectively, since December 11, 1996, the date of the Company's initial public offering. The following table sets forth, for the periods indicated, the high and low closing prices for the Common stock and Warrants, as reported by NASDAQ.

                                                     COMMON STOCK                             WARRANTS
                                               -----------------------                -----------------------
                                                HIGH                LOW                HIGH                LOW
                                               ------             ------              ------             ------
YEAR ENDED JANUARY 31, 2000
   1st quarter                                 $ 4.63             $ 2.06              $ 0.66             $ 0.22
   2nd quarter                                 $ 8.50             $ 4.25              $ 2.50             $ 0.50
   3rd quarter                                 $ 8.63             $ 7.06              $ 2.25             $ 1.50
   4th quarter                                 $ 8.50             $ 6.25              $ 1.75             $ 1.03

YEAR ENDED JANUARY 31, 1999
   1st quarter                                 $ 5.13             $ 3.38              $ 1.38             $ 0.75
   2nd quarter                                 $ 4.88             $ 3.06              $ 0.81             $ 0.63
   3rd quarter                                 $ 3.50             $ 2.13              $ 0.64             $ 0.28
   4th quarter                                 $ 3.88             $ 2.06              $ 0.41             $ 0.13

         As of April 28, 2000, there were 22 holders of record of the Company's Common Stock and approximately 500 beneficial owners of the Company's Common Stock. On April 28, 2000, the closing price of the Common Stock was $4.25 per share and the closing price of the Warrants was $0.75 per Warrant.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data of the Company and its consolidated subsidiaries are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data for each of the 5 years in the period ended January 31, 2000, are derived from the Consolidated Financial Statements of the Company or the financial statements of the Mobile Fueling Division of Streicher Enterprises, Inc. audited by KPMG LLP, independent certified public accountants for the fiscal years ended January 31, 2000 and 1999 and by Arthur Andersen LLP, independent certified public accountants, for the fiscal years ended January 31, 1998, 1997 and 1996. The Consolidated Financial Statements of the Company as of January 31, 2000 and 1999 and for each of the years in the three year period ended January 31, 2000 and the reports thereon appear elsewhere herein.

                                              2000            1999            1998           1997            1996
                                          -----------     -----------     -----------     -----------    -----------
EARNINGS STATEMENT DATA:
Revenues                                  $74,170,995     $47,375,571     $43,041,814     $33,844,969    $23,989,358
Cost of sales                              68,557,201      43,821,496      39,736,507      31,458,794     21,752,350
                                          -----------     -----------     -----------     -----------    -----------
   Gross profit                             5,613,794       3,554,075       3,305,307       2,386,175      2,237,008
Operating expenses                          4,035,785       3,601,278       3,575,368       2,640,609      1,752,485
                                          -----------     -----------     -----------     -----------    -----------
   Operating income (loss)                  1,578,009         (47,203)       (270,061)       (254,434)       484,523
Loss on asset disposal                        (18,965)         (6,877)        (62,399)         (5,928)            --
Interest expense                           (1,151,707)       (839,907)       (474,923)       (432,498)      (343,967)
Interest and other income                      65,103          73,391         178,811          31,071         33,219
                                          -----------     -----------     -----------     -----------    -----------
Income (loss) before income taxes             472,440        (820,596)       (628,572)       (661,789)       173,775
Income tax benefit (expense)                       --        (261,018)        153,146         232,551        (75,169)
                                          -----------     -----------     -----------     -----------    -----------
Basic and diluted net income (loss)       $   472,440     $(1,081,614)    $  (475,426)    $  (429,238)   $    98,606
                                          ===========     ===========     ===========     ===========    ===========
Basic net income (loss) per share         $       .17     $      (.42)    $      (.18)    $      (.26)   $       .07
                                          ===========     ===========     ===========     ===========    ===========
Diluted net income (loss) per share       $       .16     $      (.42)    $      (.18)    $      (.26)   $       .07
                                          ===========     ===========     ===========     ===========    ===========
Basic weighted average common shares
   outstanding                              2,710,400       2,575,000       2,575,000       1,631,250      1,500,000
                                          ===========     ===========     ===========     ===========    ===========
Diluted weighted average common shares
   outstanding                              2,880,529       2,575,000       2,575,000       1,631,250      1,500,000
                                          ===========     ===========     ===========     ===========    ===========

                                              2000            1999            1998           1997            1996
                                          -----------     -----------     -----------     -----------    -----------
BALANCE SHEET DATA:
Working capital (deficit)                 $(1,932,015)    $(2,324,495)    $ 3,392,012     $ 2,495,181    $   737,419
Total assets                              $23,930,924     $16,194,149     $13,995,540     $11,402,970    $ 6,357,936
Long term debt                            $ 6,470,171     $ 4,284,271     $ 5,915,049     $ 1,123,498    $ 3,172,737
Total stockholders' equity                $ 4,289,172     $ 3,359,636     $ 4,441,250     $ 4,961,413    $   385,066

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth under the caption "Certain Factors Affecting Future Operating Results," below, and elsewhere in this Form 10-K. The following discussion also should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED JANUARY 31, 2000 TO FISCAL YEAR ENDED JANUARY 31, 1999

REVENUES

         Revenue increased $26.8 million, or 56.5%, for the year ended January 31, 2000 ("fiscal 2000") compared to the year ended January 31, 1999 ("fiscal 1999"). The Company delivered 59.4 million gallons of fuel to its customers in fiscal 2000, an increase of 41.8% over the 41.9 million gallons delivered in fiscal 1999. The increase in revenue resulted from a higher volume of fuel sales and services to existing customers, acquisition of new customers in existing locations, the introduction of mobile fueling operations into additional metropolitan areas and an overall increase in the wholesale price of gasoline and diesel fuel.

GROSS PROFIT

         Gross profit increased $2.1 million, or 58.0%, in fiscal 2000 compared to fiscal 1999. This increase was due primarily to increases in volume, offset by increases in driver payroll costs, repair and maintenance costs and other costs associated with the Company's expansion into new markets in fiscal 2000.

OPERATING EXPENSES

         Operating expenses increased $435,000, or 12.1%, in fiscal 2000 compared to fiscal 1999. The increase in operating expenses primarily resulted from an increase in marketing, travel and entertainment and promotion expenses associated with the expansion of the Company's mobile fueling operations.

INTEREST EXPENSE

         Interest expense increased $312,000, or 37.1%, in fiscal 2000 compared to fiscal 1999 as a result of increased borrowings to fund the Company's expansion into new markets and to acquire new custom fuel trucks for existing and new locations.

INCOME TAXES

         The Company recorded no income tax expense in fiscal 2000 compared to an income tax expense of $261,000 in fiscal 1999. The Company has sufficient net operating loss carryforwards to offset any taxable income for the next several years. The tax expense in fiscal 1999 resulted from the Company fully reserving a deferred tax asset.

NET INCOME (LOSS)

         The Company had net income of $472,000, or $.16 per diluted share, in fiscal 2000 and a net loss of $1,082,000, or $.42 per share, in fiscal 1999. The Company's net loss in fiscal 1999 resulted primarily from the Company's expansion into new markets; underutilization of equipment in such markets; and increases in personnel, equipment, and facilities to support current and future growth. The increase in earnings in fiscal 2000 is due primarily to the combination of factors discussed above.

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

GROSS PROFIT

         Gross profit increased $249,000 or 7.5% in fiscal 1999 compared to fiscal 1998, primarily as a result of increases in volume, increases in fuel prices charged to customers, and certain cost reductions, offset by additional payroll and equipment costs associated with the Company's growth during fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires it to expend considerable amounts of funds for fuel, labor and equipment costs before any payments are received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, labor costs and related taxes are funded bi-weekly and equipment related costs are generally satisfied within 30 days. The Company bills its customers weekly and generally collects the majority of its accounts within 35 to 40 days. Days sales outstanding at January 31, 2000 totaled 41 days as compared to 40 days sales outstanding at January 31, 1999.

         While the Company operated at a profit for the fiscal year 2000, the Company incurred a net operating loss of $363,000 in the fourth quarter of fiscal 2000 and has continued to incur operating losses in the periods subsequent to January 31, 2000. Fourth quarter results were negatively impacted by a greater than expected reduction in deliveries over the Thanksgiving, Christmas and New Year's holidays, costs incurred in preparing for potential Year 2000 service to customers, and increases in fuel prices in the latter part of the quarter, which led to higher operating costs for the Company. Higher fuel costs, costs associated with the Company's continued expansion of its vehicle fleet, increases in interest rates, marketing and promotion expenses and decreases in higher margin mobile fueling gallonages have continued to affect operating results since year end. The Company expects to report a loss for the first quarter of fiscal 2001, which ends April 30, 2000. The losses incurred subsequent to the fiscal 2000 year end have placed the Company in violation of the tangible net worth requirement in the loan agreement with its principal lender. The lender has not provided a waiver of the violation at this time.

         In response to the losses incurred, the Company has taken a number of steps to improve its operating results by reducing operating costs. The steps taken include:

         o Evaluations of individual customer profitability, with price and service frequency adjustments implemented for unprofitable accounts.

         o Significant reductions in driver overtime wages as a result of route restructurings and combinations.

         o Significant reduction in the sales and marketing staffs, along with related expenses and promotion costs.

         o Implementing a program to institute a 10% reduction in ongoing repair and maintenance costs.

         o Selling certain high maintenance cost equipment and replacing it with new equipment.

         o Other cost reductions, primarily in the general and administrative cost area.

         The uncertainty surrounding the Company's relationship with its principal lender, the current level of the Company's cash reserves, and its ongoing operating losses have caused the Company's independent certified public accountants to question the Company's ability to continue as a going concern. The Company believes that the actions noted above, if successfully implemented, will return the Company to profitability.

         The Company has outstanding borrowings of $7.7 million as of January 31, 2000 under its $10.0 million line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Based on eligible receivables outstanding at January 31, 2000 the line has been fully drawn as of that date. Interest is payable monthly at 1.0% over the prime rate (8.75% as of January 31, 2000). The line of credit matures on April 30, 2001 and is secured by substantially all of the Company's assets. The credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of January 31, 2000, the Company was in compliance with the minimum net worth and debt to equity requirements.

         Custom fuel trucks are ordered in advance of need and require a minimal down payment with the balance due upon delivery. It is expected that this balance will be funded through a combination of available cash and financing. In the past, the Company has financed approximately 85% to 95% of the purchase price of fuel trucks. The Company is unable to estimate the amount of cash required for the acquisition of fuel trucks as such amount is dependent upon the terms and conditions of financing available, if any, to the Company at the time of delivery. At January 31, 2000, the Company had purchase commitments, to be executed over the next six months, for 4 custom fuel delivery vehicles with an aggregate cost of approximately $600,000. A significant portion of the Company's outstanding debt bears interest at variable interest rates. The Company's financial results will be impacted by significant increases or decreases in interest rates.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         The following important factors have affected, and may in the future continue to affect, the Company's business, results of operations and financial condition, and could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

         NO ASSURANCES OF CONTINUED PROFITABILITY; LOSSES FROM OPERATIONS; ACCUMULATED DEFICIT. While the Company operated at a profit in the year ended January 31, 2000 it incurred net losses in the years ended January 31, 1999, and 1998 of $1,081,614 and $475,426, respectively, and there can be no assurance that the Company will not incur net losses in the future. The Company's expansion over the past several years and its negative cash flows from operating activities have been financed by additional bank borrowings and, subsequent to the Company's initial public offering, the net proceeds from the issuance of Common Stock and Warrants in that offering. The Company's operating expenses have increased as its business has grown and can be expected to increase as a result of the Company's expansion efforts into new markets. There can be no assurance that the Company will be able to continue to generate sufficient revenue to meet its operating expenditures or to operate profitably. See "Results of Operations - Liquidity and Capital Resources."

         NEED FOR CAPITAL. The mobile fueling business is capital intensive and the Company will continue to require substantial capital in order to operate and expand its business. The Company's primary long-term and working capital requirements have been to fund capital expenditures for custom fuel trucks and related equipment and working capital for the financing of customer accounts receivable. Historically, the Company has depended primarily on debt financing for its purchases of custom fuel trucks. If the Company is unable to obtain additional equity or debt financing in the future, the Company may have to limit its growth. The Company expects that its debt could increase in the future if the Company utilizes borrowed funds to acquire new vehicles, for acquisitions, working capital or other corporate purposes. See "Results of Operations - Liquidity and Capital Resources."

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

         RISKS ASSOCIATED WITH CUSTOMER CONCENTRATION; ABSENCE OF WRITTEN AGREEMENTS. Revenue from three major customers totaled approximately $13.4 million, $10.8 million and $13.8 million in fiscal 2000, 1999, and 1998 respectively. Although the Company has contracts to provide mobile fuel services to several of its larger customers, most of the Company's customers do not have written agreements with the Company and can terminate the Company's mobile fueling services at any time and for any reason. As a result of this customer concentration and absence of written agreements, the Company's business, results of operations and financial condition could be materially adversely affected by the loss of one or more of its major customers or if the Company were to experience a high rate of contract terminations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate debt outstanding to finance working capital needs and a portion of the Company's fleet of delivery vehicles. These debts bear interest at the United States prime interest rate plus a fixed markup and are subject to change based upon interest rate changes in the United States. The Company does not currently use, and has not historically used, derivative instruments to hedge against such market interest rate risk. Increases or decreases in market interest rates could have a material impact on the financial condition, results of operations and cash flows of the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company are as follows:

         NAME                              AGE      POSITION AND OFFICE
         ----                              ---      -------------------
         Stanley H. Streicher               57      President and Chief Executive Officer, Director

         Walter B. Barrett                  42      Vice President, Finance; Chief Financial
                                                    Officer and Treasurer

         Steven M. Alford                   34      Vice President, Operations

         Timothy W. Koshollek               36      Vice President, Marketing

         E. Scott Golden                    44      Director

         Joseph M. Murphy                   53      Director

         John H. O'Neil, Jr.                70      Director

         C. Rodney O'Connor                 67      Director

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

         MR. O'NEIL, JR. has served as a Director of the Company since January 1997. Until February 2000, Mr. O'Neil served as Chairman and Chief Executive Officer of Health Foundation of South Florida, a non-profit charitable foundation. Mr. O'Neil has also served as Chairman of Cedars Medical Center since May 1992.

         MR. O'CONNOR has served as a Director of the Company since July 1999. Since 1976, Mr. O'Connor has served as the Chairman and Chief Executive Officer of Cameron Associates, Inc., a financial communications firm. Mr. O'Connor is also a director of Atrix Laboratories, Inc., a publicly traded manufacturer and distributor of dental, medical and veterinary drug delivery systems and products.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ending January 31, 2000, all of the
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that one Form 4 (Statement of Changes in Beneficial Ownership) was not filed on a timely basis for a stock sale made by E. Scott Golden.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer and Chief Financial Officer (the "Named Executive Officers") for the fiscal years ended January 31, 2000, 1999, and 1998. No other executive officer's salary and bonus equaled or exceeded $100,000 for such years.

                           SUMMARY COMPENSATION TABLE

                                        FISCAL YEAR
                                           ENDED                                                   ALL OTHER
   NAME AND PRINCIPAL POSITION          JANUARY 31,          SALARY              BONUS          COMPENSATION(1)
---------------------------------       -----------      -----------------      ---------       ---------------
Stanley H. Streicher,............          2000             $  279,760          $  37,600              --
   President and Chief Executive           1999             $  270,240             --                  --
   Officer                                 1998             $  275,000             --                  --

Walter B. Barrett,...............          2000             $  143,462          $  17,000              --
   Vice President of Finance and           1999             $  136,539             --                  --
   Chief Financial Officer                 1998             $   75,885             --                  --

---------------

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

         The Company entered into an employment agreement with Walter B. Barrett effective July 7, 1997, pursuant to which Mr. Barrett serves as Vice President of Finance and Chief Financial Officer of the Company. The term of the agreement is for one year and automatically renews for successive one year terms unless notice of termination is given by either party within 30 days of the annual renewal date. The agreement provides that Mr. Barrett will receive an annual base salary of $140,000, reimbursement for certain professional and educational expenses, and an initial grant of 50,000 stock options. The agreement provides that if Mr. Barrett's employment is terminated, due to non-renewal of the agreement or without cause, he will receive as compensation the greater of all salary remaining due under the agreement until its expiration or five months salary. In addition, the unvested portion of any stock options will immediately vest and become exercisable.

         Mr. Barrett received a grant of 50,000 stock options in April 1999 at an exercise price of $4.125 per share. Such options vest ratably over a five year period.

STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning option exercises in fiscal year ending January 31, 2000, the number of options held by the Named Executive Officers as of January 31, 2000 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

                             NUMBER OF                           NUMBER OF                 VALUE OF UNEXERCISED
                               SHARES                      UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                              ACQUIRED                        JANUARY 31, 2000             JANUARY 31, 2000 (1)
                                ON          VALUE       -----------------------------   -----------------------------
NAME                          EXERCISE     REALIZED     EXERCISABLE     UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
------------------------     ---------     ----------   -----------     -------------   -----------     -------------

Stanley H. Streicher....        20,000      $  37,500       180,000         800,000       $  90,000      $  400,000

Walter B. Barrett.......        30,000      $ 121,803            --          70,000       $      --      $  194,600

---------------

(1) The closing sale price for the Company's Common Stock as reported on the NASDAQ SmallCap Market on January 31, 2000 was $6.50. Value is calculated by multiplying (a) the difference between $6.50 and the option exercise price by (b) the number of shares of Common Stock underlying the option.

COMPENSATION COMMITTEE REPORT ON COMPENSATION

         The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors which is composed of E. Scott Golden and C. Rodney O'Connor. The Committee's general philosophy with respect to compensation of the Company's executive officers has been to offer competitive compensation designed to attract and retain key executives critical to the long-term success of the Company and to recognize and individual's contribution and personal performance. The principal component of executive compensation has been base salary. Executive officers may also be granted bonuses and stock options.

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

         OPTIONS. The Company's Stock Option Plan provides such an incentive through the award of stock options to executive officers and other key employees. The Stock Option Plan is administered by the Board of Directors. Ninety thousand stock options were granted to three of the Company's executive officers during the fiscal year ended January 31, 2000.

         EMPLOYMENT AGREEMENTS. In December of 1996, the Company entered into an employment agreement with Stanley H. Streicher, the Company's President and Chief Executive Officer. In July of 1997, the Company entered into an employment agreement with Walter B. Barrett, the Company's Vice President of Finance and Chief Financial Officer. Accordingly, the compensation payable to Mr. Streicher and Mr. Barrett for fiscal 2000 and subsequent years will be determined pursuant to their employment agreements. See "Executive Compensation -- Employment Contracts." The Company also has entered into employment agreements with its other two executive officers.

         E. Scott Golden, C. Rodney O'Connor.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Golden performed legal services for the Company during the fiscal year ended January 31, 2000 and may be retained to provide legal advice to the Company from time to time in the future.

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

                                PERFORMANCE TABLE

         The following table shows the cumulative total shareholder return of the Company's Common Stock over the fiscal periods ended January 31, 2000, 1999, 1998 and 1997 as compared to the total returns of the NASDAQ Stock Market Index and Russell 2000 Index. Returns are based on the change in year-end to year-end price and assume reinvested dividends. The table assumes $100 was invested on December 11, 1996 (the date of the Company's inception) in the Company's common stock, NASDAQ Stock Market Index and Russell 2000 Index.

                                           JANUARY       JANUARY       JANUARY       JANUARY      DECEMBER 11,
                                             2000          1999          1998          1997           1996
                                           --------      --------      --------      --------     -----------
Streicher Mobile Fueling, Inc.......       $  81.00      $  26.00      $  47.00      $ 108.00      $  100.00

NASDAQ Stock Market-- US............       $ 303.00      $ 198.00      $ 126.00      $ 107.00      $  100.00

Russell 2000 Index..................       $ 122.00      $ 126.00      $ 124.00      $ 105.00      $  100.00

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of April 28, 2000 by (a) each person known to the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (b) each director (including nominees) who owns any such shares, (c) each Named Executive Officer and (d) the directors and executive officers of the Company as a group:

                                                                                            COMMON STOCK
                                                                                        BENEFICIALLY OWNED(2)
                                                                                      -------------------------
NAME OF BENEFICIAL OWNER(1)                                                            SHARES           PERCENT
----------------------------------------------------------------------------          ---------         -------
Stanley H. Streicher(3).....................................................          1,501,500           54.4%

Walter B. Barrett(4)........................................................              5,000            *

E. Scott Golden(5)..........................................................             11,388            *

Joseph M. Murphy(6).........................................................             12,888            *

John H. O'Neil, Jr.(6)......................................................             12,888            *

C. Rodney O'Connor(7).......................................................            100,000            *

All directors and executive officers as a group (8 persons)(8)..............          1,651,664           56.2%

---------------

 *   Less than one percent.

(1) Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Streicher Mobile Fueling, Inc., 2720 N.W. 55th Court, Fort Lauderdale, Florida 33309.

(2) Based on 2,712,600 shares of Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission (the "Commission"), certain shares of Common Stock which a person has the right to acquire within 60 days of April 28, 2000 pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes (i) 1,301,500 shares owned by Supreme Oil Company, Inc. ("Supreme"), of which Stanley H. Streicher owns 100% of the outstanding capital stock, (ii) 20,000 shares owned by Stanley H. Streicher, and (iii) 180,000 shares issuable upon the exercise of options that are presently exercisable. Excludes 800,000 shares issuable upon exercise of stock options held by Mr. Streicher that are not exercisable within 60 days of April 28, 2000.

(4) Includes 5,000 shares issuable upon the exercise of options that are presently exercisable. Excludes 65,000 shares issuable upon the exercise of options that are not presently exercisable.

(5) Includes (i) 1,000 shares owned directly by Mr. Golden and (ii) 10,388 shares issuable upon the exercise of options that are presently exercisable.

(6)  Includes 12,888 shares subject to presently exercisable options.

(7) Includes 100,000 shares owned directly by Mr. O'Connor. Excludes 100,000 shares owned by Mr. O'Connor's adult children, as to which shares Mr. O'Connor disclaims any ownership interest.

(8) Includes 8,000 shares issuable upon the exercise of presently exercisable options. Excludes 62,000 shares issuable upon the exercise of options that are not presently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company was incorporated in October 1996. Prior to the effective date of the Company's Registration Statement for its initial public offering on December 11, 1996, the Company's business was conducted through the Mobile Fueling Division of Streicher Enterprises, Inc. ("Enterprises") which began mobile fueling operations in 1983. On December 11, 1996, Enterprises completed a corporate reorganization pursuant to which Enterprises transferred to the Company all assets, liabilities and operations of its Mobile Fueling Division. At January 31, 2000, the Company had a note receivable from Enterprises in the amount of $500,952, which represents tax benefits of the Company used by Enterprises and certain expenses of Enterprises paid by the Company prior to its initial public offering. The note receivable bears interest at 8.25% per annum and requires payment of interest only until January 31, 2007, when all accrued interest and unpaid principal will become due and payable.

         The Company has entered into four operating leases with Mr. Streicher for the lease of the Company's headquarters and three division offices. These leases expire at varying times through August 2015. Rental payments totaling approximately $99,400 for the year ended January 31, 2000 were paid to Mr. Streicher.

         Mr. Golden performed legal services for the Company during the fiscal year ended January 31, 2000 and may be retained to provide legal advice to the Company from time to time in the future.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                EXHIBITS                                      DESCRIPTION
                --------                                      -----------

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

                   4.3     Underwriters' Purchase Option Agreement between the
                           Registrant and Argent Securities, Inc. (1)

                   4.4     Warrant Agreement between the Registrant and American
                           Stock Transfer & Trust Company (1)

                  10.1     Employment Agreement between the Registrant and
                           Stanley H. Streicher (1)(2)

                  10.2     Registrant's Stock Option Plan (1)(2)

                  10.3 $10,000,000 Amended and Restated Loan Agreement, dated May 25, 1999, between the Registrant and Bank
                           Atlantic and First Amendment, dated December 22,
                           1999, to Amended and Restated Loan Agreement (5)

                  10.4 Master Security Agreement, dated July 24, 1997, between the Registrant and General Electric Capital
                           Corporation (3)

                  10.5     Form of Promissory Note with General Electric Capital
                           Corporation (3)

                  10.6     Employment Agreement between the Registrant and
                           Walter B. Barrett (2)(4)

                  10.7 $10,000,000 Promissory Note, dated December 22, 1999, between the Registrant and Bank Atlantic(5)

                  23.1     Consent of KPMG LLP(5)

                  23.2     Consent of Arthur Andersen LLP(5)

                  27.1     Financial Data Schedules(5)

---------------

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 333-11541)

(2)  Management Contract or Compensatory Plan

(3) Incorporated by reference to the exhibit of the same number filed by the Company with Form 10K for the fiscal year ended January 31, 1998.

(4) Incorporated by reference to the exhibit of the same number filed by the Company with Form 10-K for the fiscal year ended December 31, 1999.

(5)  Filed herewith.

         (b)      Financial statement schedule

         (c)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2000                         STREICHER MOBILE FUELING, INC.


                                             By: /S/ STANLEY H. STREICHER
                                                 -------------------------------
                                                  Stanley H. Streicher,
                                                  Chairman of the Board and
                                                  Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     NAME                                          TITLE                              DATE
                     ----                                          -----                              ----
By:/S/ STANLEY H. STREICHER                      Chairman of the Board and Chief                 May 15, 2000
   ---------------------------------------       Executive Officer (Principal Executive
    Stanley H. Streicher                         Officer)

By:/S/ WALTER B. BARRETT                         Vice President-- Finance and Chief              May 15, 2000
   ---------------------------------------       Financial Officer (Principal Financial and
    Walter B. Barrett                            Accounting Officer)

By:/S/ E. SCOTT GOLDEN                           Director                                        May 15, 2000
   ---------------------------------------
    E. Scott Golden

By:/S/ JOSEPH M. MURPHY                          Director                                        May 15, 2000
   ---------------------------------------
    Joseph M. Murphy

By:/S/ JOHN H. O'NEIL, JR.                       Director                                        May 15, 2000
   ---------------------------------------
    John H. O'Neil, Jr.

By:/S/ C. RODNEY O'CONNOR                        Director                                        May 15, 2000
   ---------------------------------------
    C. Rodney O'Connor

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE

Report of Independent Certified Public Accountants................................                       F-2

Report of Independent Certified Public Accountants................................                       F-3

Consolidated Balance Sheets as of January 31, 2000 and 1999.......................                       F-4

Consolidated Statements of Operations for Each of the Years in the Three Year
     Period Ended January 31, 2000................................................                       F-6

Consolidated Statements of Shareholders' Equity for Each of the Years in the
     Three Year Period Ended January 31, 2000.....................................                       F-7

Consolidated Statements of Cash Flows for Each of the Years in the Three Year
     Period Ended January 31, 2000................................................                       F-8

Notes to Consolidated Financial Statements........................................                       F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Streicher Mobile Fueling, Inc.:


We have audited the accompanying consolidated balance sheets of Streicher Mobile Fueling, Inc. (a Florida corporation) and subsidiaries as of January 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the two year period ended January 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streicher Mobile Fueling, Inc. and subsidiaries as of January 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company incurred an operating loss for the fourth quarter of the current fiscal year and these operating losses have continued in periods subsequent to year end. These losses, the uncertainty surrounding the Company's relationship with its principal lender due to a loan covenant violation and the reduction in the Company's cash reserves have raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Fort Lauderdale, Florida,
March 24, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Streicher Mobile Fueling, Inc.:


We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Streicher Mobile Fueling, Inc. (a Florida corporation) and subsidiaries for the year ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the result of operations and cash flows of Streicher Mobile Fueling, Inc. and subsidiaries for the year ended January 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  April 10, 1998.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            JANUARY 31, 2000 AND 1999

                                ASSETS                                          2000                  1999
--------------------------------------------------------------             --------------         -------------
Current Assets:
    Cash and cash equivalents.................................             $      874,972         $     122,961
    Accounts receivable, net of allowance for doubtful
       accounts of $111,600 and $79,000, respectively.........                  9,587,686             5,774,912
    Inventories...............................................                    434,871                81,336
    Prepaid expenses and other current assets.................                    476,581               246,538
                                                                           --------------         -------------
          Total current assets................................                 11,374,110             6,225,747

Property and Equipment:
    Land......................................................                    249,302               233,803
    Leasehold improvements....................................                    189,684               189,684
    Fuel trucks and automobiles...............................                 12,280,350            10,150,453
    Machinery and equipment...................................                    956,980               894,146
    Furniture and fixtures....................................                     79,157                69,779
    Construction in process...................................                  1,328,113               138,910
                                                                           --------------         -------------
                                                                               15,083,586            11,676,775
          Less accumulated depreciation and amortization......                 (3,098,177)           (2,186,515)
                                                                           --------------         -------------
                                                                               11,985,409             9,490,260

Account receivable from related party (Note 7)................                    500,952               445,956
Other assets..................................................                     70,453                32,186
                                                                           --------------         -------------

          Total assets........................................             $   23,930,924         $  16,194,149
                                                                           ==============         =============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            JANUARY 31, 2000 AND 1999

                                   (CONTINUED)

                 LIABILITIES AND SHAREHOLDERS' EQUITY                           2000                   1999
--------------------------------------------------------------             --------------         -------------
Current Liabilities:
    Bank line of credit payable (Note 4)......................             $    7,679,219         $   4,570,789
    Current portion of long-term debt (Note 5)................                  1,560,893             1,411,984
    Accounts payable..........................................                  3,058,460             1,970,099
    Accrued expenses..........................................                    753,114               477,475
    Customer deposits.........................................                    119,895               119,895
                                                                           --------------         -------------
          Total current liabilities...........................                 13,171,581             8,550,242

Long-term Liabilities:
    Long-term debt, excluding current portion (Note 5)........                  6,470,171             4,284,271
                                                                           --------------         -------------

          Total liabilities...................................                 19,641,752            12,834,513
                                                                           --------------         -------------

Commitments and Contingencies (Note 9)

Shareholders' Equity (Notes 11 and 12)
    Preferred stock, $.01 par value, 1,000,000 shares
       authorized, none issued and outstanding................                         --                    --
    Common   stock, $.01 par value, 20,000,000 shares
       authorized, 2,710,400 and 2,575,000 shares issued and
       outstanding in 2000 and 1999, respectively.............                     27,104                25,750
    Additional paid-in capital................................                  5,651,500             5,195,758
    Accumulated deficit.......................................                 (1,389,432)           (1,861,872)
                                                                           --------------         -------------
          Total shareholders' equity..........................                  4,289,172             3,359,636
                                                                           --------------         -------------

          Total liabilities and shareholders' equity..........             $   23,930,924         $  16,194,149
                                                                           ==============         =============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED JANUARY 31, 2000


                                                                     2000                1999              1998
                                                                ---------------      --------------   --------------
Fuel sales and service revenues......................           $    50,801,184      $   30,331,571   $   29,399,547
Fuel taxes...........................................                23,369,811          17,044,000       13,642,267
                                                                ---------------      --------------   --------------
     Total revenues (Note 6).........................                74,170,995          47,375,571       43,041,814

Cost of fuel sales and service.......................                45,187,390          26,777,496       26,094,240
Fuel taxes...........................................                23,369,811          17,044,000       13,642,267
                                                                ---------------      --------------   --------------
     Total cost of sales.............................                68,557,201          43,821,496       39,736,507

       Gross profit..................................                 5,613,794           3,554,075        3,305,307

Operating expenses...................................                 4,035,785           3,601,278        3,575,368
                                                                ---------------      --------------   --------------

       Operating income (loss).......................                 1,578,009             (47,203)        (270,061)

Loss on asset disposal...............................                   (18,965)             (6,877)         (62,399)
Interest expense.....................................                (1,151,707)           (839,907)        (474,923)
Interest and other income............................                    65,103              73,391          178,811
                                                                ---------------      --------------   --------------

       Income (loss) before income taxes.............                   472,440            (820,596)        (628,572)

Income tax benefit (provision).......................                        --            (261,018)         153,146
                                                                ---------------      --------------   --------------
       Net income (loss).............................           $       472,440      $   (1,081,614)  $     (475,426)
                                                                ---------------      --------------   --------------

Basic net income (loss) per share....................           $        .17         $      (.42)     $       (.18)
                                                                ---------------      --------------   --------------
Diluted net income (loss) per share..................           $        .16         $      (.42)     $       (.18)
                                                                ---------------      --------------   --------------

Basic weighted average common shares outstanding.....                 2,710,400           2,575,000        2,575,000
                                                                ---------------      --------------   --------------

Diluted weighted average common shares outstanding...                 2,880,529           2,575,000        2,575,000
                                                                ---------------      --------------   --------------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

      FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED JANUARY 31, 2000



                                                              COMMON STOCK             ADDITIONAL
                                                        -------------------------        PAID-IN        COMPREHENSIVE
                                                         SHARES         AMOUNT           CAPITAL             LOSS
                                                        ---------      ----------     --------------     -------------

BALANCE, JANUARY 31, 1997.......................        2,575,000      $   25,750     $    5,220,758     $          --

Net loss........................................               --              --                 --          (475,426)
Change in unrealized gain on investments........               --              --                 --           (19,737)
Comprehensive loss..............................                                                              (495,163)
Additional common stock offering expenses.......               --              --            (25,000)               --
                                                        ---------      ----------     --------------     -------------

BALANCE, JANUARY 31, 1998.......................        2,575,000          25,750          5,195,758                --

Net loss........................................               --              --                 --                --
                                                        ---------      ----------     --------------     -------------

BALANCE, JANUARY 31, 1999.......................        2,575,000          25,750          5,195,758                --

Net income......................................
Proceeds from exercise of stock options and
   warrants.....................................          105,400           1,054            412,292                --
Stock exchanged for services....................           30,000             300             43,450                --
                                                        ---------      ----------     --------------     -------------

BALANCE, JANUARY 31, 2000.......................        2,710,400      $   27,104     $    5,651,500     $          --
                                                        =========      ==========     ==============     =============


                                                         ACCUMULATED
                                                            OTHER
                                                        COMPREHENSIVE        ACCUMULATED
                                                        INCOME (LOSS)          DEFICIT            TOTAL
                                                        -------------       ------------      -------------

BALANCE, JANUARY 31, 1997.......................           $   19,737        $  (304,832)     $   4,961,413

Net loss........................................                   --           (475,426)          (475,426)
Change in unrealized gain on investments........              (19,737)                --            (19,737)
Comprehensive loss..............................                                                   (495,163)
Additional common stock offering expenses.......                   --                 --            (25,000)
                                                        -------------       ------------      -------------

BALANCE, JANUARY 31, 1998.......................                   --           (780,258)         4,441,250

Net loss........................................                   --         (1,081,614)        (1,081,614)
                                                        -------------       ------------      -------------

BALANCE, JANUARY 31, 1999.......................                   --         (1,861,872)         3,359,636

Net income......................................                   --            472,440            472,440
Proceeds from exercise of stock options and
   warrants.....................................                   --                 --            413,346
Stock exchanged for services....................                   --                 --             43,750
                                                        -------------       ------------      -------------

BALANCE, JANUARY 31, 2000.......................           $       --        $(1,389,432)     $   4,289,172
                                                        =============       ============      -------------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED JANUARY 31, 2000


                                                                           2000            1999             1998
                                                                       -----------     -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)...........................................        $   472,440     $(1,081,614)     $   (475,426)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
      Loss on asset disposal...................................             18,965           6,877            62,399
      Gain on sale of investments..............................                 --              --           (44,621)
      Depreciation and amortization............................          1,085,813         833,851           510,901
      Deferred income tax (benefit) provision..................                 --         259,392          (153,146)
      Provision for doubtful accounts..........................             77,500          65,000            65,000
      Amortization of stock exchanged for services.............             43,750              --                --
      Changes in operating assets and liabilities..............
       Increase in accounts receivable.........................         (3,890,274)       (774,475)         (777,676)
       (Increase) Decrease in inventories......................           (353,535)         52,588           (56,963)
       (Increase) Decrease in prepaid expenses and
          other current assets.................................           (230,043)        104,993          (121,983)
       Increase in deferred income tax asset...................                 --          (4,544)         (266,921)
       (Increase) Decrease in other assets.....................            (38,268)         24,724            10,217
       (Decrease) Increase in accounts payable and
          accrued expenses.....................................          1,348,453        (281,670)         (108,604)
       Decrease in customer deposits...........................                 --              --           (49,775)
                                                                       -----------     -----------      ------------
         Net cash used in operating activities.................         (1,465,198)       (794,878)       (1,406,598)
                                                                       -----------     -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of investment............................                 --              --            74,933
   Purchase of investment......................................                 --          69,227            (3,525)
   Purchases of property and equipment.........................         (3,648,120)     (4,143,743)       (3,492,706)
   Proceeds from disposal of equipment.........................             63,740          13,477            87,462
   Note receivable due from related party......................            (54,996)          5,850          (132,763)
                                                                       -----------     -----------      ------------
     Net cash used in investing activities.....................         (3,639,376)     (4,055,188)       (3,466,599)
                                                                       -----------     -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit.........................          3,108,430       1,301,076         1,865,244
   Borrowings under long-term debt.............................          7,880,002       3,424,166         4,322,594
   Principal payments on long-term debt........................         (5,545,193)     (1,163,349)       (2,751,507)
   Net proceeds from issuance of common stock and common
     stock warrants............................................            413,346              --                --
                                                                       -----------     -----------      ------------
     Net cash provided by financing activities.................          5,856,585       3,561,893         3,436,331
                                                                       -----------     -----------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........            752,011      (1,288,173)       (1,436,866)
CASH AND CASH EQUIVALENTS, beginning of year...................            122,961       1,411,134         2,848,000
                                                                       -----------     -----------      ------------
CASH AND CASH EQUIVALENTS, end of year.........................        $   874,972     $   122,961      $  1,411,134
                                                                       -----------     -----------      ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
    Interest...................................................        $ 1,102,645     $   800,222      $    453,786
                                                                       -----------     -----------      ------------

    Income taxes...............................................        $     1,791     $     4,544      $    234,296
                                                                       -----------     -----------      ------------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

(1)      NATURE OF OPERATIONS

         Streicher Mobile Fueling, Inc. (the "Company") was incorporated in the State of Florida in October 1996. Prior to the effective date of the Company's registration statement for its initial public offering on December 11, 1996, the Company's business was conducted through the Mobile Fueling Division of Streicher Enterprises, Inc. ("Enterprises"), which began mobile fueling operations in 1983. Enterprises completed a corporate reorganization as of such effective date, pursuant to which the Mobile Fueling Division of Enterprises transferred its assets, liabilities and operations to the Company. Such corporate reorganization has been retroactively reflected in the accompanying consolidated financial statements and notes thereto as if such transfer had occurred at inception of the former Mobile Fueling Division. Accordingly, accumulated deficit includes the cumulative results of the former Mobile Fueling Division. Enterprises is wholly owned by the president of the Company and through an affiliate company currently owns 47.0% of the outstanding common stock of the Company.

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

         (b)      Cash and Cash Equivalents

                  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents in the accompanying consolidated balance sheets is interest bearing cash of approximately $552,600 and $123,000 as of January 31, 2000 and 1999, respectively.

         (c)      Accounts Receivable

                  Accounts receivable are due from companies within a broad range of industries and are generally unsecured. The Company provides for credit losses based on management's evaluation of collectibility based on current and historical performance of the customer.

         (d)      Inventories

                  Inventories, consisting of gasoline and diesel fuel, are stated at the lower of cost or market which approximates the first-in, first-out method.

         (e)      Property and Equipment

                  Property and equipment is stated at cost less accumulated depreciation and amortization. Ordinary maintenance and repairs are expensed as incurred. Improvements which significantly increase the value or useful life of property and equipment are capitalized. Property and equipment is depreciated or amortized using the straight-line method over the following estimated useful lives:

                                                                YEARS
                                                           ------------------
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
                           Leasehold improvements          Lesser of lease
                                                            term or useful
                                                                 life


         (f)      Income Taxes

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes are provided as if the Company had been a separate taxable entity since the inception of the former Mobile Fueling Division.

         (g)      Revenue Recognition

                  The Company recognizes revenue at the time services are performed and fuel is delivered.

         (h)      Use of Estimates

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

         (i)      Fair Value of Financial Instruments

                  The Company's financial instruments, primarily consisting of cash and cash equivalents, investments, accounts receivable, note receivable from related party, accounts payable, bank line of credit payable, and long-term debt, approximate fair value due to their short-term nature or interest rates that approximate current market rates.

         (j)      Net Income or Loss Per Share

                  Net income or loss per share is determined by dividing net income or loss by the weighted average common shares outstanding. Certain common stock equivalents, consisting of employee stock options and common stock warrants in fiscal 2000 were dilutive and were included in the calculation of net income per share in fiscal 2000. Common stock equivalents consisting of employee stock options and common stock warrants in 1999 and 1998 were antidilutive and were not included in the computation of net loss per share in fiscal 1999 and 1998. In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which simplifies the accounting for earnings per share by presenting basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents.

         (k)      Accounting for Long-Lived Assets

                  The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         (l)      Stock Options

                  Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Entities electing to account for employee stock options or similar equity instruments under APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to apply the provisions of APB No. 25 in the preparation of its consolidated financial statements and provide pro forma disclosure of net income (loss) and earnings per share as required under SFAS 123 in the notes to the consolidated financial statements.

         (m)      Comprehensive Income

                  In June 1997, the FASB issued Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. For the years ended January 31, 2000 and 1999, comprehensive income or loss equaled net income or loss. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         (n)      Segment Reporting

                  Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments in annual financial statements and requires that selected information about operating segments be reported in interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this pronouncement did not have a significant effect on the Company's consolidated financial position, results of operations or cash flows. The Company operates in one reporting segment as determined under the guidance in SFAS No. 131.

         (o)      Reclassifications

                  Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)      LIQUIDITY AND WORKING CAPITAL

         While the Company operated at a profit for the fiscal year 2000, the Company incurred an unaudited net operating loss of $363,000 in the fourth quarter of fiscal 2000 and has continued to incur operating losses in the periods subsequent to January 31, 2000. The losses incurred subsequent to the fiscal 2000 year end have placed the Company in violation of the tangible net worth requirement in the loan agreement with its principal lender. The lender has not provided a waiver of the violation at this time.

         In response to the losses incurred, the Company has taken a number of steps to improve its operating results by reducing operating costs. The steps taken include:

         o Evaluations of individual customer profitability, with price and service frequency adjustments implemented for unprofitable accounts.

         o Significant reductions on driver overtime wages as a result of route restructurings and combinations.

         o Significant reduction in the sales and marketing staffs, along with related expenses and promotion costs.

         o Implementing a program to institute a 10% reduction in ongoing repair and maintenance costs.

         o Selling certain high maintenance cost older equipment and replacing it with new equipment.

         o Other cost reductions, primarily in the general and administrative cost area.

         The uncertainty surrounding the Company's relationship with its principal lender, the current level of the Company's cash reserves, and its ongoing operating losses raises questions about the Company's ability to continue as a going concern. Management believes that the continued implementation of the Company's fiscal year 2001 operating plan will enable the Company to continue as a going concern. The Company's ability to successfully implement its plans to continue to improve its operations is dependent upon a number of factors, some of which are beyond its control. There can be no assurance that the Company's operating results or financial conditions will improve in fiscal year 2001.

(4)      BANK LINE OF CREDIT PAYABLE

         The Company has outstanding borrowings of $7.7 million as of January 31, 2000 under a $10.0 million bank line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Based on eligible receivables outstanding at January 31, 2000 the line has been fully drawn as of that date. Interest is payable monthly at 1.0% over the prime rate (8.75% as of January 31, 2000). The line of credit matures on April 30, 2001 and is secured by substantially all of the Company's assets. The credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of January 31, 2000, the Company was in compliance with the minimum net worth and debt to equity requirements. Operating losses incurred subsequent to January 31, 2000 have caused the Company to violate the minimum net worth requirement. See Footnote 3.

(5)      LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                   JANUARY 31,
                                                                        ------------------------------------
                                                                            2000                    1999
                                                                        -------------          -------------
              Equipment loans payable (10.04% weighted average
                 interest rate at January 31, 2000) due in monthly
                 installments  with  varying   maturities  through      $   8,031,064          $   5,696,255
              January 2005

              Less: current portion                                        (1,560,893)            (1,411,984)
                                                                        -------------          -------------

              Long-term debt, excluding current portion                 $   6,470,171          $   4,284,271
                                                                        =============          =============

         Future principal payments on long-term debt are due as follows as of January 31, 2000:

                            YEAR ENDING JANUARY 31,
                            -----------------------
                                      2001                    $  1,560,893
                                      2002                       1,690,958
                                      2003                       1,791,811
                                      2004                       1,633,819
                                      2005                       1,353,583
                                                              ------------
                                                              $  8,031,064
                                                              ============

(6)      MAJOR CUSTOMERS

         Revenue from three major customers was approximately $13.4 million, $10.8 million and $13.8 million in fiscal 2000, 1999 and 1998, respectively. Accounts receivable from these customers totaled $2.0 million at January 31, 2000 and $1.2 million at January 31, 1999.

(7)      RELATED PARTY TRANSACTIONS

         The Company engages in certain transactions with Enterprises. An account receivable from Enterprises totaled $500,952 and $445,956 as of January 31, 2000 and 1999, respectively, and bears interest at 8.25 percent per annum. Such amounts represent tax benefits of the Company used by Enterprises and certain expenses of Enterprises paid by the Company prior to its initial public offering and cash advances to Enterprises prior to the Company's initial public offering. Interest income includes approximately $37,400 in fiscal 2000, $36,000 in fiscal 1999, and $25,000 in fiscal 1998 relating to the account receivable from Enterprises. The terms of the agreement with Enterprises require annual payments of interest only with a final payment of all accrued interest and unpaid principal due on January 31, 2007. The account is secured by a pledge of 100,000 shares of the Company's common stock, which is owned by an affiliate of Enterprises.

         The Company has entered into four operating leases with the sole shareholder of Enterprises for the lease of the Company's headquarters and three division offices. These leases expire at varying times through August 2015. Rent expense totaling approximately $99,400, $99,000 and $95,000 for the years ended January 31, 2000, 1999 and 1998, respectively, was paid to the sole shareholder of Enterprises.

(8)      INCOME TAXES

         The benefit (provision) for income taxes consists of the following for the years ended January 31, 2000, 1999 and 1998:

                                    2000             1999             1998
                                    ----             ----             ----

                    Federal       $     --       $(236,725)         $  118,625
                    State               --         (24,293)             34,521
                                  --------        --------             -------
                                  $     --       $(261,018)         $  153,146
                                  --------        ---------            -------

                    Current             --       $  (1,626)         $       --
                    Deferred            --        (259,392)            153,146
                                  --------        --------             -------

                                  $     --       $(261,018)         $  153,146
                                  ========        =========            =======

         The actual tax benefit (provision) of the Company for the years ended January 31, 2000, 1999 and 1998 differs from the statutory Federal tax rate of 34% due to the following:

                                                                        2000             1999            1998
                                                                        ----             ----            ----
                    Expected benefit (provision) for income
                      taxes at statutory Federal income tax rates   $(160,630)       $  279,003      $ 213,714

                    State income taxes                                (17,811)           30,940         22,783
                    Other                                              10,085            36,099        (66,439)
                    Deferred tax valuation allowance                  185,441          (594,822)            --
                    Nondeductible expenses                            (17,085)          (12,238)       (16,912)
                                                                    ----------         --------        -------
                    Actual benefit (provision) for income taxes     $      --        $ (261,018)     $ 153,146
                                                                    ==========         ========        =======

         Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their income tax bases, and (b) operating loss carryforwards.

         The tax effects of temporary differences and operating loss carryforwards that give rise the significant portions of the deferred tax assets and liabilities at January 31, 2000 and 1999 are presented below:

                                                                     2000           1999
                                                                  ----------    ----------
                    Deferred tax assets:
                    Net operating loss carryforwards              $1,753,199    $1,078,758
                    Asset basis adjustment for Reorganization        384,223       416,241
                                                                  ----------    ----------
                    Total gross deferred tax assets                2,137,422     1,494,999

                    Less valuation allowance                        (884,470)   (1,069,911)
                                                                  ----------    ----------
                    Total deferred tax assets                      1,252,952       425,088
                                                                  ----------    ----------
                    Deferred tax liabilities:
                    Depreciation                                   1,215,322       406,273
                    Other                                             37,630        18,815
                                                                  ----------    ----------
                    Total deferred tax liabilities                 1,252,952       425,088
                                                                  ----------    ----------
                    Net deferred tax assets                       $       --    $       --
                                                                  ==========    ==========

         Realization of deferred tax assets associated with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that these net operating loss and credit carryforwards may expire unused and will not meet the "more likely than not" criteria of SFAS No. 109, and, accordingly has established a valuation allowance for the excess of deferred tax assets over deferred tax liabilities.

         The net change in the valuation allowance for the years ended January 31, 2000 and 1999 was a decrease of $185,411 and an increase of $594,822, respectively. As of January 31, 2000, the Company has net operating loss carryforwards of approximately $4.7 million available to offset future taxable income through 2020.

(9)      COMMITMENTS AND CONTINGENCIES

         (a)      Operating Leases

                  The Company leases real property and buildings under operating leases that expire at various times through the year 2015. Future minimum lease payments under non cancelable operating leases as of January 31, 2000, including the related party leases discussed in Note 7 are as follows:

                               YEAR ENDING           OPERATING LEASE
                               JANUARY 31                PAYMENTS
                               -----------            -------------
                                    2001              $    108,145
                                    2002                    79,281
                                    2003                    73,209
                                    2004                    73,209
                                    2005                    73,209
                                 Thereafter                632,710
                                                      ------------
                                                      $  1,039,763
                                                      ============

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

                  The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liability for clean up of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. The Company carries liability insurance of $30,000,000 in the event of such occurrences.

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

                  The agreement also provides for two percent per annum of the outstanding balance of any Company debt personally guaranteed by the president to be paid to the president in quarterly installments. For the year ended January 31, 1998 payments totalling $76,000 were made to the president of the Company pursuant to this agreement. As of January 31, 1998, all debts guaranteed by the president of the Company have been repaid or the guarantees have been released by the lender.

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

         (f)      Other Commitments

                  At January 31, 2000, the Company had purchase commitments for four custom fuel delivery vehicles aggregating approximately $600,000.

(10)     EMPLOYEE BENEFIT PLAN

         In May 1998, the Company adopted a 401(k) plan for all employees over the age of 21 with 1,000 hours of service in the previous six months of employment. The Plan provides for a discretionary match of employee contributions as determined by the Board of Directors. No Company contributions were made for the fiscal years ended January 31, 2000 or 1999.

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

         The number of shares of common stock that may be purchased is subject to adjustment upon the occurrence of certain events including a dividend distribution to the Company's shareholders, or a subdivision, combination or reclassification of the outstanding shares of common stock. Further, the warrant exercise price is subject to adjustment in the event the Company issues additional stock or rights to acquire stock at a price per share that is less than the current market price per share of common stock on the record date established for the issuance of additional stock or rights to acquire stock. The term "current market price," is defined as the average of the daily closing prices, will not be adjusted in the case of the issuance or exercise of options pursuant to the Company's stock option plans, the issuance or exercise of the underwriter's warrants (or the warrants included therein) or any other options or warrants outstanding as of December 1996. The warrant exercise price is also subject to adjustment in the event of a consolidation or merger where a distribution by the Company is made to its stockholders of the Company's assets or evidences of the indebtedness (other than cash or stock dividends) or pursuant to certain subscription rights or other rights to acquire common stock.

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

(12)     STOCK OPTION PLAN

         The Company adopted a Stock Option Plan (the "Plan"), under which 500,000 shares of common stock are reserved for issuance upon exercise of options. The Plan is designed to serve as an incentive for retaining qualified and competent employees. The Company's Board of Directors administers the Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company and consultants. The Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and nonqualified stock options. Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant and the per share exercise price of nonqualified stock options will not be less than 85% of the fair market value on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant or after the expiration of 10 years from the date of grant.

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

                                                                                                WEIGHTED AVERAGE
                                                                               SHARES            EXERCISE PRICE
                                                                             ---------          ----------------
                 Options outstanding as of January 31, 1998....                98,000             $    3.34
                                                                                                  ---------
                   Granted.....................................               112,052             $    3.68
                                                                                                  ---------
                   Exercised...................................                    --
                   Expired.....................................                    --

                 Options outstanding as of January 31, 1999....               210,052
                   Granted.....................................               159,000             $    5.49
                                                                                                  ---------
                   Exercised...................................               (60,300)                 3.44
                                                                                                  ---------
                   Expired.....................................               (32,200)                 4.60
                                                                             ---------            ---------

                 Options outstanding as of January 31, 2000....               276,552             $    4.55
                                                                              =======             =========

                 Exercisable...................................                51,952
                                                                             ========

                 Available for future grant....................               163,148
                                                                              =======

         An employment agreement with the Company's president provides for the issuance of options to acquire 1,000,000 shares of common stock at $6 per share. The timing of vesting of the stock options is contingent upon the Company achieving either a specified earnings per share level or a specified stock price level (the "performance threshold"), for the corresponding fiscal year end. Commencing with fiscal year ending January 31, 1998 and at each of the four fiscal year ends thereafter, 200,000 of such options will become exercisable if the Company achieves earnings per share, as defined in the agreement, of $.36, $.43, $.52, $.62 and $.74 for the fiscal years ending January 31, 1998, 1999, 2000, 2001 and 2002, respectively, (or cumulative earnings per share after fiscal 1998 of $.66, $1.09, $1.61, $2.23 and $2.97, respectively), or the closing bid price of the Company's common stock on any 20 consecutive trading days during such fiscal year is $7.25, $8.75, $10.50, $12.50 and $15.00, respectively, or the Company has cumulative net income of $2 million, $3 million, $4 million, $5 million and $6 million, respectively, as defined. For the fiscal year ended January 31, 1998 the Company's stock closing price exceeded $7.25 for more than 20 consecutive trading days and thus 200,000 of the options became exercisable. For any fiscal year after January 31, 1998 in which the Company attains the foregoing earnings, per share stock price or cumulative net income targets, any options eligible for vesting in prior years which were not vested and exercisable because the targets for such fiscal years were not achieved, shall become exercisable. In addition, for any fiscal year in which the Company attains the earnings per share, stock price or cumulative net income targets applicable to a subsequent fiscal year, all options eligible for vesting in such subsequent fiscal year shall vest and become exercisable. If any of the warrants (Note 11) are exercised, the options shall vest and become exercisable pro rata (based on the number of warrants exercised) to the extent not already vested in accordance with the foregoing. Regardless of the Company's performance, all of the stock options granted to the president shall vest and become exercisable ten years from the date of the grant.

         In connection with the Company's public offering in December 1996, the underwriter was granted an option to purchase up to 100,000 shares of common stock at $9.30 per share and 100,000 warrants at a price of $.19375 per warrant. Each warrant entitles the underwriter to purchase one share of common stock at $9.30 per share. The underwriter options and warrants are exercisable for a period of four years, commencing on December 11, 1997, and expire on December 11, 2001.

         The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under the provisions of SFAS No. 123, the Company applies the principles of APB Opinion 25 and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated in the table below. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants made to date: risk-free interest rate of 7%, dividend yield of 0%, expected volatility of 50% and expected life of 10 years.

                                                            2000               1999               1998
                                                            ----               ----               ----
               Net income (loss) as reported            $  472,440           $ (1,081,614)     $   (475,426)
               Net income (loss) pro forma              $  (37,658)          $ (1,526,401)     $ (1,450,911)

               Fully diluted net income (loss)
                 per share as reported                  $      .16           $       (.42)     $       (.18)

               Fully diluted net income (loss)
                 per share pro forma                    $     (.01)          $       (.59)     $       (.56)


         The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma loss amounts presented because compensation cost is reflected over the vesting period of the options.

                                                                     SCHEDULE II


                STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                  For each of the years in the two-year period
                             ended January 31, 2000

                                          BALANCE AT                            BALANCE
                                         BEGINNING OF      (A)         (B)      AT END
                                             YEAR        CHARGES    DEDUCTIONS  OF YEAR
                                          ------------   -------    ----------  --------
Description:
  Reserves and allowances deducted from
    asset accounts
    FYE 1/31/99
      Allowance for doubtful accounts        148,149       65,000    (133,265)    79,884
                                          ============   ========   ==========  ========

Description:
  Reserves and allowances deducted from
    asset accounts
    FYE 1/31/00
      Allowance for doubtful accounts         79,884       77,500     (45,810)   111,574
                                          ============   ========   ==========  ========

(a) Charges to the reserve account represent increase in reserve levels and establishment of specific reserves charge.

(b) Deductions to the reserve account represent write-offs net of recoveries which occurred during the year

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------

  10.3 $10,000,000 Amended and Restated Loan Agreement, dated May 25, 1999, between the Registrant and Bank Atlantic and First Amendment dated December 22, 1999 to Amended and Restated Loan Agreement

  10.7 $10,000,000 Promissory Note, dated December 22, 1999, between the Registrant and Bank Atlantic

  23.1     Consent of KPMG LLP

  23.2     Consent of Arthur Andersen LLP

  27.1     Financial Data Schedule