Form 10-Q
period 2000-04-30
STREICHER MOBILE FUELING INC
filed 2000-06-14
CIK 1024452

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

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

         Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of June 14, 2000, 2,712,600 shares of the registrant's common stock were outstanding.

                         STREICHER MOBILE FUELING, INC.

                                    FORM 10-Q

                                      INDEX

Form 10-Q Part and Item No.

     Part I-Financial Information

              Item 1.  Unaudited Consolidated Financial Statements

                       Consolidated Balance Sheets as of
                       April 30, 2000 and January 31, 2000 ................... 3

                       Consolidated Statements of Operations for
                       the three months ended April 30, 2000 and 1999 ........ 5

                       Consolidated Statements of Cash Flows for the three
                       months ended April 30, 2000 and 1999 .................. 6

                       Notes to Consolidated Financial Statements ............ 7

              Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ................... 8

              Item 3.  Quantitative and Qualitative Disclosures
                       About Market Risk .................................... 10

     Part II - Other Information

              Items 1 - 6 ................................................... 11

              Signature Page ................................................ 12

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                         April 30,     January 31,
                   ASSETS                                  2000           2000
                                                       ------------   ------------
Current Assets:
   Cash and cash equivalents                           $    136,234   $    874,972
   Accounts receivable, net of allowance for doubtful
     accounts of $133,665  and $111,600 respectively      8,969,165      9,587,686
   Inventories                                              244,826        434,871
   Prepaid expenses and other current assets                362,121        476,581
                                                       ------------   ------------
         Total current assets                             9,712,346     11,374,110

Property and Equipment:
   Land                                                     249,302        249,302
   Leasehold improvements                                   189,684        189,684
   Fuel trucks and automobiles                           13,097,744     12,280,350
   Machinery and equipment                                  977,648        956,980
   Furniture and fixtures                                    81,000         79,157
   Construction in process                                1,239,745      1,328,113
                                                       ------------   ------------
                                                         15,835,123     15,083,586
   Less accumulated depreciation and amortization        (3,412,634)    (3,098,177)
                                                       ------------   ------------
                                                         12,422,489     11,985,409

Account receivable from related party                       512,424        500,952
Other assets                                                 67,546         70,453
                                                       ------------   ------------
         Total assets                                  $ 22,714,805   $ 23,930,924
                                                       ============   ============

                                   (Continued)

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                             April 30,     January 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                            2000           2000
------------------------------------                        ------------   ------------
Current Liabilities:
   Bank line of credit payable                              $  7,337,876   $  7,679,219
   Current portion of long-term debt                           1,669,408      1,560,893
   Accounts payable                                            3,223,198      3,058,460
   Accrued expenses                                              406,880        753,114
   Customer deposits                                             119,895        119,895
                                                            ------------   ------------
         Total current liabilities                            12,757,257     13,171,581

Long-term Liabilities:
   Long-term debt, excluding current portion                   6,475,935      6,470,171
                                                            ------------   ------------
         Total liabilities                                    19,233,192     19,641,752
                                                            ------------   ------------
Shareholders' Equity:
   Preferred stock                                                    --             --
   Common stock                                                   27,126         27,104
   Additional paid-in capital                                  5,541,460      5,651,500
   Accumulated deficit                                        (2,086,973)    (1,389,432)
                                                            ------------   ------------
         Total shareholders' equity                            3,481,613      4,289,172
                                                            ------------   ------------
         Total liabilities and shareholders' equity         $ 22,714,805   $ 23,930,924
                                                            ============   ============

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2000 AND 1999

                                                 2000           1999
                                            ------------   ------------
Fuel sales and service revenues             $ 16,437,508   $  9,994,360
Fuel taxes                                     5,849,338      5,523,271
                                            ------------   ------------
     Total revenues                           22,286,846     15,517,631

Cost of fuel sales and service                15,960,078      8,625,941
Fuel taxes                                     5,849,338      5,523,271
                                            ------------   ------------
     Total cost of sales                      21,809,416     14,149,212

         Gross profit                            477,430      1,368,419

Operating expenses                               797,670        881,679
                                            ------------   ------------
         Operating income (loss)                (320,240)       486,740

Loss on asset disposal                                --         (2,591)
Interest expense                                (393,417)      (243,549)
Interest and other income                         16,116         10,939
                                            ------------   ------------
         Income (loss) before
             income taxes                       (697,541)       251,539

Income tax expense                                    --         (1,418)
                                            ------------   ------------
         Net income (loss)                  $   (697,541)  $    250,121
                                            ============   ============
Basic income (loss) per share               $       (.26)  $       0.10
                                            ============   ============
Diluted income (loss) per share             $       (.26)  $       0.10
                                            ============   ============
Basic weighted average
   common shares outstanding                   2,712,600      2,575,000
                                            ============   ============
Diluted weighted average
   common shares outstanding                   2,712,600      2,579,545
                                            ============   ============

                 STREICHER MOBILE FUELING, INC, AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2000 AND 1999

                                                             2000          1999
                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income (loss)                                     $(697,541)    $ 250,121
   Adjustments to reconcile net  loss to net cash
     used in operating activities:
       Loss on disposal of equipment                             --         2,591
       Depreciation and amortization                        314,457       235,088
       Provision for doubtful accounts                       22,500        15,000
       Changes in operating assets and liabilities:
         (Increase) Decrease in accounts receivable         596,021      (504,887)
         (Increase) Decrease in inventories                 190,045       (13,716)
         (Increase) Decrease in prepaid expenses and
           other current assets                             114,460       (34,272)
         Decrease in other assets                             2,908         7,940
         (Decrease) Increase in accounts payable and
           accrued expenses                                (181,496)      176,358
                                                          ---------     ---------
             Net cash provided by operating activities      361,354       134,223
                                                          ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                     (751,536)     (402,427)
   Proceeds from disposal of equipment                           --         1,300
   Account  receivable due from related party               (11,473)       13,662
                                                          ---------     ---------
       Net cash used in investing activities               (763,009)     (387,465)
                                                          ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net  borrowings (repayments) under line of credit       (341,343)      584,237
   Borrowings under long-term debt                          587,908       316,040
   Principal payments on long-term debt                    (473,630)     (373,040)
   Additional common stock issuance expenses               (110,018)           --
                                                          ---------     ---------
             Net cash provided by (used in) financing
               activities                                  (337,083)      527,237
                                                          ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                             (738,738)      273,995

CASH AND CASH EQUIVALENTS, beginning of period              874,972       122,961
                                                          ---------     ---------
CASH AND CASH EQUIVALENTS, end of period                  $ 136,234     $ 396,956
                                                          =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for-
       Interest                                           $ 394,987     $ 244,040
                                                          =========     =========
       Income taxes                                       $      --     $   1,418
                                                          =========     =========

                         STREICHER MOBILE FUELING, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2000 AND 1999

(1) NATURE OF OPERATIONS

Streicher Mobile Fueling, Inc. (the "Company") was incorporated in October 1996 and the Company's registration statement became effective for its initial public offering on December 11, 1996. The Company delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). At April 30, 2000, the Company had operations in Florida, Georgia, Tennessee, California and Texas.

(2) BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiaries, Streicher West, Inc., Streicher Realty, Inc. and Mobile Computer Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current quarter presentation. These interim financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(3) EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. For loss periods, weighted average common share equivalents are excluded from the calculation as their effect would be antidilutive.

         Options to purchase shares of common stock, at prices ranging from $3.00 to $9.49 per share, were outstanding for the quarters ended April 30, 2000 and 1999, respectively. For the three months ended April 30, 2000, no options were included in the computation of diluted earnings per share because the Company incurred a loss for the quarter. For the three months ended April 30, 1999, 4,545 options were included in the computation of diluted earnings per share because the average market price of the common stock for the quarter was greater than the exercise price of the options.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements as a result of certain factors, including those set forth under the caption "Certain Factors Affecting Future Operating Results" in Item 7 of the Company's Annual Report in Form 10-K for the fiscal year ended January 31, 2000. The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and the above described factors set forth in the Company's Form 10-K.

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

Results of Operations

         Revenues

         Revenues for the three months ended April 30, 2000 increased 43.6% to $22.3 million compared to $15.5 million for the same quarter a year ago. This increase was due primarily to an increase in volume of fuel delivered and increases in the average wholesale price per gallon of gasoline and diesel fuel. For the three months ended April 30, 2000, the Company delivered 15.0 million gallons of fuel compared to 13.7 million gallons for the same quarter of the prior year, an increase of 9.2%. The increase in volume was attributable to an increase in services to existing customers, acquisition of new customers in existing locations and the introduction of mobile fueling operations into additional metropolitan areas. The Company's revenue levels fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

         Gross Profit

         Gross profit for the three months ended April 30, 2000 decreased 65.1% to $477,000 compared to $1,368,000 for the same quarter a year ago. This decrease is primarily due to increases in payroll costs, increases in the cost of fuel purchased, which were not passed on to customers, decreases in the average fuel price markup, changes in the mix of customers from higher margin mobile fueling business to lower margin bulk fuel deliveries, and costs associated with the Company's expansion, primarily increases in equipment ownership costs.

         Operating Expenses

         Operating expenses for the three months ended April 30, 2000 decreased 9.5% to $798,000 compared to $882,000 for the same quarter a year ago. This decrease is primarily attributable to decreases in sales payroll and related marketing costs, insurance costs, financial consulting fees, professional fees and accounting fees.

         Interest Expense

         Interest expense for the three months ended April 30, 2000 increased 61.5% to $393,000 compared to $244,000 for the same quarter a year ago. This increase is a result of increases in the Company's outstanding borrowings due to the purchase of additional equipment and increases in borrowings under the Company's working capital line of credit.

         Interest Income

         Interest income for the three months ended April 30, 2000 increased to $16,000 compared to $11,000 for the same quarter a year ago. This increase is primarily due to increases in interest bearing cash equivalents held by the Company.

         Net Income (Loss)

         Net loss for the three months ended April 30, 2000 was $698,000 or $.26 per share, compared to net income of $250,000 or $.10 per share for the three months ended April 30, 1999. The decline in operating results is due to the combination of factors discussed above.

         Liquidity and Capital Resources

         The Company's business requires it to expend considerable amounts of funds for fuel, labor and equipment costs before any payments are received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, labor costs and related taxes are funded bi-weekly and equipment related costs are generally satisfied within 30 days. The Company bills its customers weekly and generally collects the majority of its accounts within 35 to 40 days. Days sales outstanding at April 30, 2000 totaled 37 days as compared to 35 days sales outstanding at April 30, 1999.

         While the Company operated at a profit for fiscal year 2000, the Company incurred a net operating loss of $363,000 in the fourth quarter of fiscal 2000 and continued to incur operating losses in the first quarter of fiscal 2001. Higher fuel costs, costs associated with the Company's expansion of its vehicle fleet, increases in interest rates, marketing and promotion expenses and decreases in higher margin mobile fueling business have continued to affect operating results since year end.

         In response to the losses incurred, the Company has taken a number of steps to improve its operating results by reducing operating costs. The steps taken include:

         /bullet/ Evaluations of individual customer profitability, with price and service frequency adjustments implemented for unprofitable accounts.

         /bullet/ Significant reductions in driver overtime wages as a result of route restructurings and combinations.

         /bullet/ Significant reduction in the sales and marketing staffs, along with related expenses and promotion costs.

         /bullet/ Implementing a program to institute a 10% reduction in ongoing repair and maintenance costs.

         /bullet/ Selling certain high maintenance cost equipment and replacing it with new equipment.

         /bullet/ Other cost reductions, primarily in the general and administrative cost area.

         The Company believes that these measures, if successfully implemented, will allow the Company to return to profitability.

         The Company has outstanding borrowings of $7.3 million as of April 30, 2000 under its $10.0 million line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Based on eligible receivables outstanding at April 30, 2000, the line was fully drawn as of that date. Interest is payable monthly at 1.0% over the prime rate (8.75% as of April 30, 2000). The line of credit matures on April 30, 2001 and is secured by substantially all of the Company's assets. The credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum tangible net worth. As of and for the period ended April 30, 2000, the Company was in compliance with the debt to equity requirement and had obtained a waiver of its violation of the minimum tangible net worth covenant.

         Custom fuel trucks are ordered in advance of need and require a minimal down payment with the balance due upon delivery. It is expected that this balance will be funded through a combination of available cash and financing. In the past, the Company has financed approximately 85% to 95% of the purchase price of fuel trucks. The Company is unable to estimate the amount of cash required for the acquisition of fuel trucks as such amount is dependent upon the terms and conditions of financing available, if any, to the Company at the time of delivery. At April 30, 2000, the Company had purchase commitments, to be executed over the next six months, for 4 custom fuel delivery vehicles with an aggregate cost of approximately $600,000. A significant portion of the Company's outstanding debt bears interest at variable interest rates. The Company's financial results will be impacted by significant increases or decreases in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate debt outstanding to finance working capital needs and a portion of the Company's fleet of delivery vehicles. These debts bear interest at the United States prime interest rate plus a fixed markup and are subject to change based upon interest rate changes in the United States. The Company does not currently use and has not historically used derivative instruments to hedge against such market interest rate risk. Increases or decreases in market interest rates could have a material impact on the financial condition results of operations and cash flows of the Company.

PART II. OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None.

ITEM 2

CHANGES IN SECURITIES

None.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits: None

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed by the company during the three months ended April 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       STREICHER MOBILE FUELING, INC.

June 14, 2000                          By: /s/ Walter B. Barrett
                                          ------------------------------------
                                           Walter B. Barrett
                                           Vice President, Finance and Chief
                                           Financial Officer

                                 EXHIBIT INDEX

  EXHIBIT           DESCRIPTION
  -------           -----------
   27.1             Financial Data Schedule