Form 10-Q
period 2000-07-31
STREICHER MOBILE FUELING INC
filed 2000-09-14
CIK 1024452

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-21825

                         STREICHER MOBILE FUELING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Florida                            65-0707824
-----------------------------------  -------------------------------------------
      (State of Incorporation)          (IRS Employer Identification
                                                   Number)

2720 NW 55th Court, Fort Lauderdale, Florida,                          33309
  (Address of principal executive offices)                          (Zip Code)
--------------------------------------------------------------------------------

                                 (954) 739-3880
    -----------------------------------------------------------------------
                (Issuer's telephone number, including area code)

         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required requirements for the past 90 days. Yes [X]. No [ ].

         As of September 14, 2000, 2,712,600 shares of the issuer's common stock were outstanding.

                         STREICHER MOBILE FUELING, INC.

                                    FORM 10-Q

                                      INDEX

Form 10-Q Part and Item No.
---------------------------
         Part I-Financial Information

                  Item 1.  Unaudited Financial Statements

                           Consolidated Balance Sheets as of July 31, 2000 and January 31, 2000...................3

                           Consolidated Statements of Operations for the three and six months ended July
                           31, 2000 and 1999......................................................................4

                           Consolidated Statements of Cash Flows for the six months ended July 31, 2000 and 1999...............................................................................5

                           Notes to Consolidated Financial Statements.............................................6

                  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                           Operations.............................................................................7

         Part II - Other Information

                  Items 1 - 6....................................................................................10

                  Signature Page.................................................................................11

                                       2

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                  ASSETS                                       July 31, 2000       January 31, 2000
---------------------------------------------------------------------          --------------      ----------------
Current Assets:
   Cash and cash equivalents.........................................          $    1,060,031         $     874,972
   Accounts receivable, net of allowance for doubtful accounts of
     $43,600 and $111,600 respectively...............................               8,263,873             9,587,686
   Inventories.......................................................                 244,388               434,871
   Prepaid expenses and other current assets.........................                 233,310               476,581
                                                                               --------------         -------------
     Total current assets                                                           9,801,602            11,374,110

Property and Equipment:
   Land..............................................................                 249,302               249,302
   Leasehold improvements............................................                 189,684               189,684
   Fuel trucks and automobiles.......................................              14,151,522            12,280,350
   Machinery and equipment...........................................                 977,648               956,980
   Furniture and fixtures............................................                  81,000                79,157
   Construction in process...........................................                 684,068             1,328,113
                                                                               --------------         -------------
                                                                                   16,333,224            15,083,586
     Less accumulated depreciation and amortization                                (3,746,151)           (3,098,177)
                                                                               --------------         -------------
                                                                                   12,587,073            11,985,409

Note receivable from related party...................................                 519,139               500,952
Other assets.........................................................                  61,011                70,453
                                                                               --------------         -------------
     Total assets....................................................          $   22,968,825         $  23,930,924
                                                                               ==============         =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------
Current Liabilities:
   Bank line of credit payable.......................................          $    7,730,464         $   7,679,219
   Current portion of long-term debt.................................               1,979,528             1,560,893
   Accounts payable..................................................               2,474,392             3,058,460
   Accrued expenses..................................................                 611,047               753,114
   Customer deposits.................................................                 119,895               119,895
                                                                               --------------         -------------
     Total current liabilities.......................................              12,915,326            13,171,581

Long-term Liabilities:
   Long-term debt, excluding current portion.........................               6,421,606             6,470,171
                                                                               --------------         -------------
     Total liabilities...............................................              19,336,932            19,641,752
                                                                               --------------         -------------
Shareholders' Equity:
   Preferred stock...................................................                      --                    --
   Common stock......................................................                  27,126                27,104
   Additional paid-in capital........................................               5,557,865             5,651,500
   Accumulated deficit...............................................              (1,953,098)           (1,389,432)
                                                                               --------------         -------------
     Total shareholders' equity......................................               3,631,893             4,289,172
                                                                               --------------         -------------
     Total liabilities and shareholders' equity......................          $   22,968,825         $  23,930,924
                                                                               ==============         =============

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
                             JULY 31, 2000 AND 1999

                                                         Three Month Period                   Six Month Period
                                                           Ended July 31,                      Ended July 31,
                                                    -------------------------------    -------------------------------
                                                         2000              1999             2000              1999
                                                    -------------    --------------    -------------    --------------
Fuel sales and service revenues.............        $  15,414,296    $   11,826,904    $  31,851,803    $   21,821,265
Fuel taxes..................................            5,335,367         5,903,118       11,184,705        11,426,389
                                                    -------------    --------------    -------------    --------------
     Total revenues.........................           20,749,663        17,730,022       43,036,508        33,247,654

Cost of fuel sales and service..............           14,261,825        10,328,457       30,221,902        18,924,426
Fuel taxes..................................            5,335,367         5,903,118       11,184,705        11,426,389
                                                    -------------    --------------    -------------    --------------
     Total cost of sales....................           19,597,192        16,231,575       41,406,607        30,350,815

     Gross profit...........................            1,152,471         1,498,447        1,629,901         2,896,839

Operating expenses                                        628,093           976,883        1,425,764         1,889,953
                                                    -------------    --------------    -------------    --------------
     Operating income (loss)................              524,378           521,564          204,137         1,006,886

Loss on disposal of assets..................                   --              (794)              --            (3,385)
Interest expense............................             (403,699)         (259,097)        (797,115)         (502,646)
Interest and other income...................               13,196            19,096           29,313            30,035
                                                    -------------    --------------    -------------    --------------
     Income (loss) before income taxes......              133,875           280,769         (563,665)          530,890

Income tax expense..........................                   --                --               --                --
                                                    -------------    --------------    -------------    --------------
     Net income (loss)......................        $     133,875    $      280,769    $    (563,665)   $      530,890
                                                    =============    ==============    =============    ==============
Basic income (loss) per share...............        $        0.05    $         0.11    $       (0.21)   $         0.21
                                                    =============    ==============    =============    ==============
Diluted income (loss) per share.............        $        0.05    $         0.10    $       (0.21)   $         0.20
                                                    =============    ==============    =============    ==============
Basic weighted average common shares
   outstanding..............................            2,712,600         2,592,172        2,712,600         2,583,728
                                                    =============    ==============    =============    ==============
Diluted weighted average common shares
   outstanding..............................            2,716,644         2,767,124        2,712,600         2,673,334
                                                    =============    ==============    =============    ==============

                 STREICHER MOBILE FUELING, INC, AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JULY 31, 2000 AND 1999

                                                                                    2000             1999
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)....................................................        $   (563,665)   $    530,890
   Adjustments to reconcile net loss to net cash used in operating activities:
   Loss on disposal of equipment........................................                  --           3,385
   Depreciation and amortization........................................             647,974         496,802
   Provision for doubtful accounts......................................              45,000          32,500
   Changes in operating assets and liabilities:
     (Increase) Decrease in accounts receivable.........................           1,278,813      (1,908,430)
     (Increase) Decrease in inventories.................................             190,483         (42,378)
     (Increase) Decrease in prepaid expenses and other current assets...             243,271         (39,844)
     (Increase) Decrease in other assets................................               9,442         (30,375)
     Increase (Decrease) in accounts payable and accrued expenses.......            (726,135)        628,170
                                                                                ------------    ------------
     Net cash provided by (used in) operating activities................           1,125,183        (329,280)
                                                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment..................................          (1,249,638)       (736,217)
   Proceeds from disposal of equipment..................................                  --          30,609
   Collections of (Advances on) related party note......................             (18,187)            108
                                                                                ------------    ------------
     Net cash used in investing activities..............................          (1,267,825)       (705,500)
                                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit..................................              51,244       1,716,213
   Borrowings under long-term debt......................................           1,268,136         533,812
   Principal payments on long-term debt.................................            (898,066)       (748,739)
   Proceeds from issuance of common stock...............................               8,118          90,216
   Reduction of net proceeds from previous issuance of common stock.....            (101,731)             --
                                                                                ------------    ------------
     Net cash provided by financing activities..........................             327,701       1,591,502
                                                                                ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............................             185,059         556,722

CASH AND CASH EQUIVALENTS, beginning of period..........................             874,972         122,961
                                                                                ------------    ------------
CASH AND CASH EQUIVALENTS, end of period................................        $  1,060,031    $    679,683
                                                                                ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest...........................................................        $    793,622    $    492,964
                                                                                ============    ============
     Income taxes.......................................................        $         --    $         --
                                                                                ============    ============

                         STREICHER MOBILE FUELING, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)      NATURE OF OPERATIONS

         The Company provides mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). At July 31, 2000, the Company had operations in Florida, Georgia, Tennessee, California and Texas.

(2)      BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiaries, Streicher West, Inc., Streicher Realty, Inc. and Mobile Computer Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current quarter presentation. These interim financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended January 31, 2000 included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(3)      COMMITMENTS AND CONTINGENCIES

         At July 31, 2000, the Company had a purchase commitment, exercisable over the next month, for one custom fuel delivery vehicle costing approximately $160,000.

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

Results of Operations

         Three Months Ended July 31, 2000 Compared to Three Months Ended July 31, 1999

     Revenues

         Revenues for the three months ended July 31, 2000 increased 16.95% to $20.7 million, compared to $17.7 million for the same quarter a year ago. This increase was due primarily to increases in the average wholesale price per gallon of gasoline and diesel fuel. For the three months ended July 31, 2000, the Company delivered 15.0 million gallons of fuel compared to 14.9 million gallons for the same quarter of the prior year, an increase of .67%. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

     Gross Profit

         Gross profit for the three months ended July 31, 2000 decreased 20.0%, to $1.2 million, compared to $1.5 million for the same quarter a year ago. This decrease is primarily due to declines in mobile fueling service margins, higher procurement costs for fuel, which were not passed on to customers, and depreciation and insurance costs associated with the Company's expansion of its delivery fleet. The gross profit per gallon on fuel sold in the three months ended July 31, 2000 was 7.67 cents compared to a gross profit per gallon of
10.03 cents for the same period a year ago.

     Operating Expenses

         Operating expenses for the three months ended July 31, 2000 decreased 35.72%, to $628,000 compared to $977,000 for the same quarter a year ago. This decrease is primarily attributable to decreases in payroll and related administrative costs and reductions of marketing related costs and financial/public relations fees.

     Interest Expense

         Interest expense for the three months ended July 31, 2000 increased 55.98%, to $404,000, compared to $259,000 for the same quarter a year ago. This increase is a result of increases in interest rates and increases in the Company's outstanding borrowings for the purchase of additional equipment and to provide funds necessary to support increases in sales.

     Income Taxes

         The Company recognized no income tax benefit or expense for the three months ended July 31, 2000 or 1999. The Company has sufficient net operating loss carryforwards to offset its current period earnings.

     Net Income (Loss)

         Net income for the three months ended July 31, 2000 was $134,000 or $.05 per share, compared to net income of $281,000 or $.11 per share for the three months ended July 31, 1999. The decrease in net income is due to the combination of factors discussed above.

     Six Months Ended July 31, 2000 Compared to Six Months Ended July 31, 1999

     Revenues

         Revenues for the six months ended July 31, 2000 increased 29.52% to $43.0 million, compared to $33.2 million for the same period a year ago. This increase was due primarily to an increase in volume of fuel delivered and increases in the average wholesale price per gallon of gasoline and diesel fuel. For the six months ended July 31, 2000, the Company delivered 30.0 million gallons of fuel compared to 28.8 million gallons for the same period of the prior year, an increase of 4.17%. The increase in volume was attributable to an increase in services to existing customers and acquisition of new customers in existing locations. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

     Gross Profit

         Gross profit for the six months ended July 31, 2000 decreased 44.83%, to $1.6 million, compared to $2.9 million for the same period a year ago. This decrease is primarily due to declines in mobile fueling service margins, higher procurement costs for fuel, which were not passed on to customers, and increased depreciation and insurance costs associated with the Company's expansion of its delivery fleet. The gross profit per gallon on fuel sold in the six months ended July 31, 2000 was 6.44 cents compared to a gross profit per gallon of 10.05 cents for the same period a year ago.

     Operating Expenses

         Operating expenses for the six months ended July 31, 2000 decreased 26.32%, to $1.4 million, compared to $1.9 million for the same period a year ago. This decrease is primarily attributable to decreases in payroll and related administrative costs, decreases in marketing expenses and other costs and decreases in financial/public relations fees.

     Interest Expense

         Interest expense for the six months ended July 31, 2000 increased 58.45%, to $797,000, compared to $503,000 for the same period a year ago. This increase is a result of increases in interest rates and increases in the Company's outstanding borrowings for the purchase of additional equipment and to provide the funds necessary to support increases in sales.

     Income Taxes

         The Company recognized no income tax benefit or expense for the six months ended July 31, 2000 or 1999. The Company has sufficient net operating loss carryforwards to offset its current period earnings.

     Net Income (Loss)

         Net loss for the six months ended July 31, 2000 was $564,000 or $.21 per share, compared to net income of $531,000 or $.21 per share for the same period a year ago. The decrease in net income is due to the combination of factors discussed above.

Liquidity and Capital Resources

         The Company's business requires it to expend considerable amounts of funds for fuel, labor and equipment costs before any payments are received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, labor costs and related taxes are funded bi-weekly and equipment related costs are generally satisfied within 30 days. The Company bills its customers weekly and generally collects the majority of its accounts within 35 to 40 days. Days sales outstanding at July 31, 2000 totaled 35 days as compared to 38 days sales outstanding at July 31, 1999.

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

         The Company has outstanding borrowings of $7.7 million as of July 31, 2000 under its $10.0 million line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Based on eligible receivables outstanding at July 31, 2000, the line was fully drawn as of that date. Interest is payable monthly at 1.0% over the prime rate (9.50% as of July 31, 2000). The line of credit matures on April 30, 2001 and is secured by substantially all of the Company's assets. The credit agreement contains customary covenants such as the maintenance of certain financial ratios and minimum tangible net worth. As of and for the period ended July 31, 2000, the Company was in compliance with the debt to equity requirement and had obtained a waiver of its violation of the minimum tangible net worth covenant.

         Custom fuel trucks are ordered in advance of need and require a minimal down payment with the balance due upon delivery. It is expected that this balance will be funded through a combination of available cash and financing. In the past, the Company has financed approximately 85% to 95% of the purchase price of fuel trucks. The Company is unable to estimate the amount of cash required for the acquisition of fuel trucks as such amount is dependent upon the terms and conditions of financing available, if any, to the Company at the time of delivery. At July 31, 2000, the Company had a purchase commitment, to be executed over the next month, for 1 custom fuel delivery vehicle costing approximately $160,000. A significant portion of the Company's outstanding debt bears interest at variable interest rates. The Company's financial results will be impacted by significant increases or decreases in interest rates.

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

                                      STREICHER MOBILE FUELING, INC.

September 14, 2000                    By: /s/ Walter B. Barrett
                                          -----------------------------
                                          Walter B. Barrett
                                          Vice President, Finance and Chief
                                          Financial Officer

                                  EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
  27           Financial Data Schedule