Form 10-Q
period 2000-10-31
STREICHER MOBILE FUELING INC
filed 2000-12-15
CIK 1024452

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2000

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-21825


                         STREICHER MOBILE FUELING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Florida                            65-0707824
      ------------------------          ----------------------------
      (State of Incorporation)          (IRS Employer Identification
                                                   Number)


     2720 NW 55th Court, Fort Lauderdale, Florida,             33309
     ---------------------------------------------      ---------------------
       (Address of principal executive offices)             (Zip Code)

                                 (954) 739-3880
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required requirements for the past 90 days. Yes [X] No [ ]

         As of December 14, 2000, 2,712,600 shares of the issuer's common stock were outstanding.

                         STREICHER MOBILE FUELING, INC.

                                    FORM 10-Q

                                      INDEX

Form 10-Q Part and Item No.
---------------------------

         Part I-Financial Information
                  Item 1.  Unaudited Financial Statements

                           Consolidated Balance Sheets as of October 31, 2000 and January 31, 2000................3

                           Consolidated Statements of Operations for the three and nine months ended
                           October 31, 2000 and 1999..............................................................4

                           Consolidated Statements of Cash Flows for the nine months ended October 31,
                           2000 and 1999..........................................................................5

                           Notes to Consolidated Financial Statements.............................................6

                  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                           Operations.............................................................................7

         Part II - Other Information

                  Items 1 - 6....................................................................................11

                  Signature Page.................................................................................13

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                  ASSETS                             October 31, 2000    January 31, 2000
-----------------------------------------------------------------    ----------------    ----------------
Current Assets:
   Cash and cash equivalents ....................................      $     30,534        $    874,972
   Accounts receivable, net of allowance for doubtful accounts of
     $77,300 and $111,600 respectively ..........................         9,660,305           9,587,686
   Inventories ..................................................           379,429             434,871
   Prepaid expenses and other current assets ....................           803,126             476,581
                                                                       ------------        ------------
     Total current assets .......................................        10,873,394          11,374,110

Property and Equipment:
   Land .........................................................           223,579             249,302
   Leasehold improvements .......................................           189,684             189,684
   Fuel trucks and automobiles ..................................        14,662,007          12,280,350
   Machinery and equipment ......................................           986,552             956,980
   Furniture and fixtures .......................................            81,000              79,157
   Construction in process ......................................           316,925           1,328,113
                                                                       ------------        ------------
                                                                         16,459,747          15,083,586
     Less accumulated depreciation and amortization .............        (4,090,814)         (3,098,177)
                                                                       ------------        ------------
                                                                         12,368,933          11,985,409

Note receivable from related party ..............................           530,983             500,952
Other assets ....................................................            43,687              70,453
                                                                       ------------        ------------

     Total assets ...............................................      $ 23,816,997        $ 23,930,924
                                                                       ============        ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------
Current Liabilities:
   Bank line of credit payable ..................................      $  7,904,476        $  7,679,219
   Current portion of long-term debt ............................         2,661,750           1,560,893
   Accounts payable .............................................         3,052,163           3,058,460
   Accrued expenses .............................................           468,818             753,114
   Customer deposits ............................................           119,895             119,895
                                                                       ------------        ------------
     Total current liabilities ..................................        14,207,102          13,171,581

Long-term Liabilities:
   Long-term debt, excluding current portion ....................         6,079,606           6,470,171
                                                                       ------------        ------------

     Total liabilities ..........................................        20,286,708          19,641,752
                                                                       ------------        ------------

Shareholders' Equity:
   Preferred stock ..............................................                --                  --
   Common stock .................................................            27,126              27,104
   Additional paid-in capital ...................................         5,574,272           5,651,500
   Accumulated deficit ..........................................        (2,071,109)         (1,389,432)
                                                                       ------------        ------------
     Total shareholders' equity .................................         3,530,289           4,289,172
                                                                       ------------        ------------

     Total liabilities and shareholders' equity .................      $ 23,816,997        $ 23,930,924
                                                                       ============        ============

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                            OCTOBER 31, 2000 AND 1999

                                                       Three Month Period                  Nine Month Period
                                                        Ended October 31,                  Ended October 31,
                                                ------------------------------      ------------------------------
                                                    2000              1999              2000              1999
                                                ------------      ------------      ------------      ------------
Fuel sales and service revenues ...........     $ 17,531,871      $ 14,356,610      $ 49,383,674      $ 36,177,875
Fuel taxes ................................        5,419,376         6,126,540        16,604,081        17,552,929
                                                ------------      ------------      ------------      ------------
     Total revenues .......................       22,951,247        20,483,150        65,987,755        53,730,804

Cost of fuel sales and service ............       16,609,874        12,686,250        46,832,146        31,610,675
Fuel taxes ................................        5,419,376         6,126,540        16,604,081        17,552,929
                                                ------------      ------------      ------------      ------------
     Total cost of sales ..................       22,029,250        18,812,790        63,436,227        49,163,604

     Gross profit .........................          921,997         1,670,360         2,551,528         4,567,200

Operating expenses ........................          629,317         1,067,814         2,054,711         2,957,149
                                                ------------      ------------      ------------      ------------

     Operating income .....................          292,680           602,546           496,817         1,610,051

Loss on disposal of assets ................           (4,564)          (12,012)           (4,564)          (15,397)
Interest expense ..........................         (420,611)         (302,227)       (1,217,727)         (804,874)
Interest and other income .................           14,485            16,097            43,797            45,514
                                                ------------      ------------      ------------      ------------

     Income (loss) before income taxes.....         (118,010)          304,404          (681,677)          835,294

Income tax expense ........................               --                --                --                --
                                                ------------      ------------      ------------      ------------
     Net income (loss) ....................     $   (118,010)     $    304,404      $   (681,677)     $    835,294
                                                ============      ============      ============      ============

Basic income (loss) per share .............     $      (0.04)     $       0.11      $      (0.25)     $       0.32
                                                ============      ============      ============      ============

Diluted income (loss) per share ...........     $      (0.04)     $       0.10      $      (0.25)     $       0.29
                                                ============      ============      ============      ============

Basic weighted average common shares
   outstanding ............................        2,712,600         2,655,699         2,712,600         2,606,568
                                                ============      ============      ============      ============

Diluted weighted average common shares
   outstanding ............................        2,712,600         3,177,739         2,712,600         2,841,469
                                                ============      ============      ============      ============

                 STREICHER MOBILE FUELING, INC, AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIODS ENDED OCTOBER 31, 2000 AND 1999

                                                                                  2000                   1999
                                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .....................................................     $  (681,677)          $   835,294
   Adjustments to reconcile net loss to net cash used in operating activities:
   Loss on disposal of equipment .........................................           4,564                15,397
   Depreciation and amortization .........................................         992,637               790,255
   Provision for doubtful accounts .......................................          67,500                55,000
   Changes in operating assets and liabilities:
     Increase in accounts receivable .....................................        (225,443)           (3,717,940)
     (Increase) Decrease in inventories ..................................          55,442              (138,292)
     Increase in prepaid expenses and other current assets................        (326,546)              (74,969)
     (Increase) Decrease in other assets .................................         26,766               (26,480)
     Increase (Decrease) in accounts payable and accrued expenses ........        (290,592)              827,684
                                                                               -----------           -----------
     Net cash used in operating activities ...............................        (377,349)           (1,434,051)
                                                                               -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...................................      (1,380,725)           (1,524,569)
   Proceeds from disposal of equipment ...................................              --                63,739
   Advances on related party note ........................................         (30,031)              (25,466)
                                                                               -----------           -----------
     Net cash used in investing activities ...............................      (1,410,756)           (1,486,296)
                                                                               -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit ...................................         225,257             2,486,930
   Borrowings under long-term debt .......................................       2,041,449             4,434,675
   Principal payments on long-term debt ..................................      (1,331,157)           (4,091,172)
   Proceeds from issuance of common stock ................................           8,118               336,690
                                                                               -----------           -----------
     Net cash provided by financing activities ...........................         943,667             3,167,123
                                                                               -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................        (844,438)              246,776

CASH AND CASH EQUIVALENTS, beginning of period ...........................         874,972               122,961
                                                                               -----------           -----------
CASH AND CASH EQUIVALENTS, end of period .................................     $    30,534           $   369,737
                                                                               ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest ............................................................     $ 1,205,424           $   774,403
                                                                               ===========           ===========
     Income taxes ........................................................     $        --           $        --
                                                                               ===========           ===========

                         STREICHER MOBILE FUELING, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)      NATURE OF OPERATIONS

         The Company provides mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). At October 31, 2000, the Company had operations in Florida, Georgia, Tennessee, California and Texas.

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

(3)      EARNINGS (LOSS) PER SHARE

         Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. For loss periods, weighted average common share equivalents are excluded from the calculation, as their effect would be antidilutive.

         For the three and nine month periods ended October 31, 1999, options and warrants to purchase 2,469,552 shares of common stock at prices ranging from $3.00 to $7.63 were included in the computation of diluted earnings per share because the option and warrant exercise prices were less than the average market price of the common stock for the three and nine month periods. For the three and nine month periods ended October 31, 1999, options and warrants to purchase 200,000 shares of common stock at prices ranging from $9.30 to $9.49 were not included in the computation of diluted earnings per share because the option and warrant exercise prices were greater than the average market price of the common stock for the three and nine month periods. For the three and nine month periods ended October 31, 2000 2,623,552 options and warrants ranging in price from $3.00 to $9.49 were not included in the computation of diluted earnings per share because the average market price of the common stock was less than the exercise price.

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

General

         The Company derives all of its revenue from providing mobile fueling services. Revenue is comprised principally of sales of gasoline and diesel fuel and related delivery service charges. Cost of sales is comprised principally of the cost of fuel and delivery costs (primarily payroll and equipment costs). Included in both revenue and cost of sales are Federal and state fuel taxes, which are generally paid by the Company when it pays for its fuel and are billed by the Company to its customers upon billing for the related fuel and delivery charges.

Results of Operations

         Three Months Ended October 31, 2000 Compared to Three Months Ended October 31, 1999

     Revenues

         Revenues for the three months ended October 31, 2000 increased 12.20% to $23.0 million, compared to $20.5 million for the same quarter a year ago. This increase was due to increases in the average wholesale price per gallon of gasoline and diesel fuel, offset by declines in the volume of fuel delivered. For the three months ended October 31, 2000, the Company delivered 14.6 million gallons of fuel compared to 15.8 million gallons for the same quarter of the prior year, a decrease of 7.59%. This decrease was due primarily to the loss of several high volume customers in two of the Company's operating locations. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

     Gross Profit

         Gross profit for the three months ended October 31, 2000 decreased 44.79%, to $922,000, compared to $1,670,000 for the same quarter a year ago. This decrease was primarily due to declines in mobile fueling volumes delivered and related margin declines and increases in depreciation and insurance costs associated with the Company's expansion of its delivery fleet. The gross profit per gallon on fuel delivered in the three months ended October 31, 2000 was 6.31 cents compared to a gross profit per gallon of 10.57 cents for the same period a year ago.

     Operating Expenses

         Operating expenses for the three months ended October 31, 2000 decreased 41.10%, to $629,000 compared to $1,068,000 for the same quarter a year ago. This decrease is primarily attributable to decreases in payroll and related administrative costs and reductions of marketing related costs and financial/public relations fees.

     Interest Expense

         Interest expense for the three months ended October 31, 2000 increased 39.40%, to $421,000, compared to $302,000 for the same quarter a year ago. This increase was a result of increases in interest rates and increases in the Company's outstanding borrowings for the purchase of additional equipment and to provide funds necessary to support increases in revenues generated and the related increases in accounts receivable.

     Income Taxes

         The Company recognized no income tax benefit or expense for the three months ended October 31, 2000 or 1999.

     Net Income (Loss)

         Net loss for the three months ended October 31, 2000 was $118,000 or $.04 per share, compared to net income of $304,000 or $.11 per share for the three months ended October 31, 1999. The decrease in net income is due to the combination of factors discussed above.

     Nine Months Ended October 31, 2000 Compared to Nine Months Ended October 31, 1999

     Revenues

         Revenues for the nine months ended October 31, 2000 increased 22.91% to $66.0 million, compared to $53.7 million for the same period a year ago. This increase was due to increases in the average wholesale price per gallon of gasoline and diesel fuel. For the nine months ended October 31, 2000, the Company delivered 44.6 million gallons of fuel and 44.6 million gallons for the same period of the prior year. The Company's revenue levels will fluctuate based on the cost of fuel in a given period. The Company's sales price to its customers is adjusted upward or downward for increases or decreases in fuel costs each week. Significant changes in revenue levels between periods are possible even if the volume of fuel delivered remains relatively stable.

     Gross Profit

         Gross profit for the nine months ended October 31, 2000 decreased 43.48%, to $2.6 million, compared to $4.6 million for the same period a year ago. This decrease was primarily due to declines in mobile fueling service margins, higher procurement costs for fuel, which were not passed on to customers, and increased depreciation and insurance costs associated with the Company's expansion of its delivery fleet. The gross profit per gallon on fuel delivered in the nine months ended October 31, 2000 was 5.72 cents compared to a gross profit per gallon of 10.24 cents for the same period a year ago.

     Operating Expenses

         Operating expenses for the nine months ended October 31, 2000 decreased 30.00%, to $2.1 million, compared to $3.0 million for the same period a year ago. This decrease is primarily attributable to decreases in payroll and related administrative costs, decreases in marketing expenses and other costs and decreases in financial/public relations fees.

     Interest Expense

         Interest expense for the nine months ended October 31, 2000 increased 49.07%, to $1.2 million, compared to $805,000 for the same period a year ago. This increase is a result of increases in interest rates and increases in the Company's outstanding borrowings for the purchase of additional equipment and to provide the funds necessary to support increases in revenues generated and the related increases in accounts receivable.

     Income Taxes

         The Company recognized no income tax benefit or expense for the nine months ended October 31, 2000 or 1999.

     Net Income (Loss)

         Net loss for the nine months ended October 31, 2000 was $682,000 or $.25 per share, compared to net income of $835,000 or $.32 per share for the same period a year ago. The decrease in net income is due to the combination of factors discussed above.

Liquidity and Capital Resources

         The Company's business requires it to expend considerable amounts of funds for fuel, labor and equipment costs before any payments are received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, labor costs and related taxes are funded bi-weekly and equipment related costs are generally satisfied within 30 days. The Company bills its customers weekly and generally collects the majority of its accounts within 35 to 40 days. Days sales outstanding at October 31, 2000 totaled 37 days as compared to 41 days sales outstanding at October 31, 1999.

         While the Company operated at a profit for fiscal year 2000, the Company incurred a net operating loss of $363,000 in the fourth quarter of fiscal 2000 and has continued to incur operating losses in fiscal 2001. Higher fuel costs, costs associated with the Company's continued expansion of its vehicle fleet, increases in interest rates, and decreases in mobile fueling volumes and related margins have continued to affect operating results since year end.

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

         To the extent they have not already been completed, the implementation of these actions is continuing.

         The Company had outstanding borrowings of $7.9 million as of October 31, 2000 under its $10.0 million line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Based on eligible receivables outstanding at October 31, 2000, the line was fully drawn as of that date. Interest is payable monthly at 1.0% over the prime rate (9.50% as of October 31, 2000). The line of credit matures on April 30, 2001 and is secured by substantially all of the Company's assets. In November 2000, the line of credit was modified to permit the Company to borrow up to 90% of the total amount of eligible accounts receivable for a sixty day period commencing December 1, 2000. At the conclusion of that period, the advance rate on eligible receivables will revert to 85%. The Company and its lender also modified the financial covenants related to the line of credit agreement to permit the Company to be in compliance, as of October 31, 2000, with the tangible net worth and debt to equity covenants.

         On July 7, 2000, a director loaned the Company $200,000 pursuant to an unsecured promissory note due July 7, 2001 or earlier on demand. The loan bears interest at the prime rate of the Company's principal lender plus 2%.

         On November 29, 2000 the Company received an additional $500,000 loan from the same director. The loan is unsecured, provides for interest to be paid monthly at the prime rate of the Company's principal lender plus 2% and is due on January 31, 2001, provided the Company raises a minimum of $500,000 in a private placement transaction. If the private placement transaction does not raise the minimum of $500,000 by January 31, 2001, the entire loan balance will be converted into common stock at the rate of $1.50 per share. If the private placement is closed by January 31, 2001 and the minimum of $500,000 is raised, the director has the option of having his loan repaid in cash or converting it to common stock at $1.50 per share or the lowest per share purchase price of common stock on the private placement, whichever is less. In connection with this additional loan, the Company agreed to allow the director to convert his original $200,000 loan into common stock on the same terms and conditions at any time prior to July 31, 2001.

         The Company's capital requirements have been and will continue to be significant. At October 31, 2000, the Company's long-term debt to total capitalization was 63.3%. The net loss of $682,000 for the nine month period ended October 31, 2000 included $1.2 million of interest expense.

         The Company is undercapitalized and to effectively operate in the future will require additional equity capital financing. The Company is presently undertaking a private placement of common stock in order to strengthen its financial position. This equity infusion is necessary to allow the Company to restore profitability to existing operations and to support expansion into new markets in the future. While the Company believes that it can raise additional capital on terms acceptable to the Company, it currently has no definitive arrangements with any parties regarding such a transaction and there can be no assurance that any additional equity financing will be available to the Company on acceptable terms, or at all. If the Company is not able to raise additional equity capital, the Company will be forced to limit its potential growth and may be required to reduce its current level of operations.

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

     DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4

     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Shareholders Meeting on August 29, 2000. The issues submitted to a vote of the security holders and the results of the voting are as follows:

         1)       Proposal to elect five nominees to the Board of Directors

                                                   For             Withheld
                                                -----------       -----------

                  Stanley H. Streicher           2,340,946          14,625
                  E. Scott Golden                2,345,946           9,625
                  Joseph M. Murphy               2,345,946           9,625
                  John H. O'Neil, Jr.            2,345,946           9,625
                  C. Rodney O'Connor             2,345,946           9,625

                  The Board consists of five directors. All nominees were elected to serve for a one year period.

         2) Proposal to ratify the appointment of KPMG, LLP as the Company's independent certified public accountants

                            For             Against            Abstain
                        -----------        ---------          ---------

                         2,548,561            25               6,985

                  The proposal was approved.

ITEM 5

     OTHER INFORMATION

         On November 9, 2000, Stanley H. Streicher, the Company's Founder and Chairman agreed to forfeit stock options which entitled him to purchase 980,000 shares of common stock at a price of $6.00 per share.

         On November 21, 2000 the Company announced the appointment of Richard
E. Gathright, as Chief Executive Officer and President. Gathright, who will also be joining the Board of Directors, succeeds Stanley H. Streicher, the company founder, who will remain Chairman of the Board of Directors but will not be involved in the day to day operational management of the Company. Gathright, a veteran of over 28 years in energy and energy related logistics businesses, will be responsible for all Company management, operations and the design and implementation of a corporate growth strategy to enhance shareholder equity value. Most recently, Gathright was retained by senior management of domestic and international energy companies as an advisor regarding operational and financial matters. Previously, he was the President and Chief Operating Officer of TransMontaigne Inc., a publicly owned company with over $5 billion in revenues and $330 million in shareholder equity primarily providing logistical services to major energy companies and Fortune 500 industrial customers. Prior to that position, Gathright was the President and Managing Director - North American Operations of Aberdeen Petroleum PLC, a British public company engaged in international petroleum operations.

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


                                       STREICHER MOBILE FUELING, INC.


December 14, 2000                      By:       /s/ Walter B. Barrett
                                          --------------------------------------
                                           Walter B. Barrett
                                           Vice President, Finance and Chief
                                           Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.        EXHIBIT DESCRIPTION
-----------        -------------------

    27             Financial Data Schedule