Form 10-K
period 2001-01-31
STREICHER MOBILE FUELING INC
filed 2001-05-16
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2001

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

     800 West Cypress Creek Road, Suite 580, Fort Lauderdale, Florida 33309
               (Address of principal executive offices) (Zip Code)

                                 (954) 308-4200
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                    Redeemable Common Stock Purchase Warrants

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates as of April 26, 2001 was $2,439,343 computed by reference to the closing price of the Common Stock on such date.

As of April 26, 2001 there were 4,356,943 shares of the registrant's Common Stock outstanding.

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

         The Company presently operates at seven Florida locations; three California locations; Atlanta, Georgia; Chattanooga and Kingsport, Tennessee; and Dallas/Fort Worth and Houston, Texas. During April 2001, the Company operated a fleet of 109 custom fuel trucks and was delivering fuel at a rate of
4.4 million gallons per month.

The Mobile Fueling Industry

         Traditionally, businesses and other entities that operate large fleets of vehicles have met their fueling requirements by either maintaining their own supply of fuel in on-site storage tanks or fueling vehicles with credit card purchases or other credit arrangements at local retail gas stations. On-site storage tanks and fueling facilities can be expensive to construct and maintain and expose the property owner and operator to potential liability associated with fuel leaks or spills. In addition, increasingly stringent federal and state environmental regulation of underground storage tanks will require businesses that maintain their own fuel supplies to spend significant amounts to remove or retrofit underground storage tanks to meet regulatory standards. For example, federal regulations designed to protect the nation's soil and groundwater from contamination by leaking underground petroleum storage tanks currently require that new and existing storage tanks comply with certain construction standards and contain leak detection systems. Some states, including Florida, have promulgated their own detailed criteria for new underground storage tanks and the retrofitting of older underground storage tanks, and in some instances such criteria are more stringent than the federal regulations. The Company believes that many fleet operators currently utilizing underground storage tanks will choose to meet their fueling requirements by other means, including mobile fueling, instead of investing in upgrading existing facilities.

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

         The Company believes that mobile fueling services, such as those provided by the Company, offer several benefits over traditional fueling methods:

         o Reduced Operating Costs and Increased Labor Productivity. Mobile fueling enables businesses to reduce operating costs by eliminating the need for their employees to fuel vehicles either on-site or at local retail gas stations. Overnight fueling prepares fleet vehicles for operation at the beginning of each work day and increases labor productivity by allowing employees to use their vehicles during time that would otherwise be spent fueling. Mobile fueling also reduces the administrative burden required to oversee and administer fuel purchases and inventories.

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

         The Company distributes gas and diesel fuel to approximately 638 customers. Three customers accounted for approximately 19% of the Company's revenue in the year ended January 31, 2001 and 26% of the company's revenue in fiscal 2000. Although the Company has contracts to provide mobile fueling services to several of its larger customers, generally the Company does not obtain written agreements with its customers.

Operations

         The Company currently operates from 15 locations in California, Florida, Georgia, Tennessee, and Texas. The Company delivers fuel utilizing its own fleet of 109 custom fuel trucks, most of which are equipped with the Company's proprietary electronic fuel tracking and reporting system. The Company's vehicles have fuel capacities ranging from 2,800 to 4,400 gallons. Generally, each vehicle services between five and fifteen customer locations per day or night, depending on size of the customers, market density and the individual customers' fuel requirements. Generally, the custom fuel trucks acquire fuel inventory daily at local port facilities or large wholesale gas distributor locations and are assigned to a specified delivery route. The Company conducts all billing functions from corporate headquarters. Route drivers and service personnel operate from all the Company's offices.

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

Fuel Supply

         Gas and diesel fuel are commodities which are processed and sold by various sources. The Company purchases fuel from several major suppliers at spot market prices and sometimes qualifies for volume discounts. The Company monitors fuel prices and price trends in each of its markets on a daily basis and seeks to purchase at the lowest available prices with the best terms satisfactory to the Company.

Custom Fuel Trucks

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

Executive Officers

         The executive officers of the Company as of April 26, 2001 are as follows:

       Name                 Age              Position

Richard E. Gathright....... 47  Chief Executive Office and President
Gary G. Williams........... 45  Senior Vice President, Commercial Operations
Ted E. Honcharik........... 39  Senior Vice President, Fleet Operations &
                                Business Development
Walter B. Barrett.......... 43  Vice President, Finance; Chief Financial
                                Officer; and Treasurer
Timothy W. Koshollek....... 37  Vice President, Marketing & Sales
Steven M. Alford........... 35  Vice President, Customer Service & Emergency
                                Response

         Mr. Gathright was appointed Chief Executive Officer and President of the Company in November 2000 and is responsible for the management of all business affairs of the Company, reporting directly to the Board of Directors. He was an advisor on operational and financial matters to the senior management of several domestic and international energy companies from January 2000 through October 2000. From September 1996 to December 1999, he was President and Chief Operating Officer of TransMontaigne, Inc., a publicly owned company providing logistical services to major energy companies and large industrial customers; a Director from April 1995 to December 1999; Executive Vice President from April 1995 to September 1996; and from December 1993 to April 1995 was President and Chief Operating Officer of a predecessor of TransMontaigne.

         Mr. Williams was appointed Senior Vice President of the Company in February 2001 and is primarily responsible for Marketing and Sales and Product Procurement. Prior to joining the Company he was Vice President, Marketing for TransMontaigne Product Services Inc. in Fayetteville, Arkansas and Atlanta, Georgia from 1995 to 2001 where he managed all wholesale marketing functions in the Mid-Continent, Southeast and Mid-Atlantic areas as well as serving on that company's risk management committee. From 1991 to 1995 he was Regional Manager for Kerr-McGee Refining Corporation responsible for unbranded gasoline and diesel fuel sales in an eleven state marketing area of the Southeast.

         Mr. Honcharik was appointed Senior Vice President of the Company in February 2001 and is primarily responsible for Fleet Operations and Corporate Development. From 1999 to 2000, he served as Vice President of new business development for Southern Counties Oil Company in Orange, California. From 1993 to 1999 he served as President of Fleet Fuels, LLC in Orange, California where he was primarily responsible for all aspects of operations, marketing, acquisitions and business development.

         Mr. Barrett has served as Vice President, Finance and Chief Financial Officer of the Company since July 1997. From 1991 to 1997 Mr. Barrett was Vice President of Finance and Chief Financial Officer of Devcon International Corp., a supplier of construction materials and services throughout the Caribbean and Southeastern Florida.

         Mr. Koshollek has served as the Vice President of Marketing of the Company since March 1998. From 1994 to February 1998, he served as Vice President of Marketing and Operations of Enterprises and the Company. From 1991 to 1994, he was responsible for sales and management of a wholesale seafood company. From 1989 to 1991, he was the operations manager of Enterprises responsible for its Southeast division fuel delivery operations.

         Mr. Alford has served as Vice President, Customer Service & Emergency Response, since March 2001. Prior to that he served as Vice President, Operations of the Company from March 1998 through February 2001. From December 1992 to February 1998, he was employed by Enterprises and the Company in various supervisory and managerial positions.

Employees

         At April 26, 2001, the Company had 191 full-time employees, of whom 47 were involved in executive, managerial, supervisory and sales capacities, 125 were route drivers and 19 served in various clerical and other capacities. None of the Company's employees is covered by a collective bargaining agreement or is a member of a union. The Company considers its relationship with its employees to be good.

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


Item 2.  Description of Property

         The following table sets forth certain information concerning the property and facilities that are owned or leased by the Company for use in its operations:

                                                            Lease Expiration With
  Description                           Location                  All Options              Notes
  -----------                           --------                  -----------              -----
Executive offices                  Ft. Lauderdale, Florida          2/28/04                 (2)
Former executive offices,          Ft. Lauderdale, Florida          7/31/13                 (1)
truck yard and warehouse space
Truck yard and office              Ft. Lauderdale, Florida          3/15/03                 (2)
Truck yard and office              Ft. Myers, Florida               1/1/02                  (2)
Truck yard and office              Jacksonville, Florida            8/31/15                 (1)
Truck yard and office              Orlando, Florida             Month to Month              (1)
Truck yard and office              Tampa, Florida                     --                    (3)
Truck yard and office              Tallahassee, Florida         Month to Month              (2)
Truck yard and office              Melbourne, Florida           Month to Month              (2)
Truck yard and office              Atlanta, Georgia                 7/31/01                 (2)
Truck yard and office              Kingsport, Tennessee         Month to Month              (2)
Truck and yard office              Chattanooga, Tennessee       Month to Month              (2)
Truck yard and office              Houston, Texas               Month to Month              (2)
Truck yard and office              Ft. Worth, Texas                   --                    (3)
Truck yard and office              Sacramento, California           4/15/02                 (2)
Truck yard and office              Gardena, California              1/15/03                 (2)
Truck yard and office              San Jose, California             4/01/02                 (2)

---------------
(1)  Leased from Stanley H. Streicher, the Company's Chairman of the Board.
(2)  Leased.
(3)  Property owned by the Company.

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

                                                     Common Stock                             Warrants
                                               --------------------------             --------------------------
                                                 High              Low                  High              Low
                                               ----------      ----------             ----------      ----------
Year Ended January 31, 2001
   1st quarter                                  $ 7.19           $ 4.13                $ 1.16           $  .50
   2nd quarter                                  $ 4.50           $ 2.25                $  .56           $  .25
   3rd quarter                                  $ 4.00           $ 1.50                $  .50           $  .13
   4th quarter                                  $ 2.47           $ 1.25                $  .44           $  .06

Year Ended January 31, 2000
   1st quarter                                  $ 4.63           $ 2.06                $ 0.66           $ 0.22
   2nd quarter                                  $ 8.50           $ 4.25                $ 2.50           $ 0.50
   3rd quarter                                  $ 8.63           $ 7.06                $ 2.25           $ 1.50
   4th quarter                                  $ 8.50           $ 6.25                $ 1.75           $ 1.03


         As of April 26, 2001, there were 45 holders of record of the Company's Common Stock and approximately 550 beneficial owners of the Company's Common Stock. On April 26, 2001, the closing price of the Common Stock was $1.20 per share and the closing price of the Warrants was $0.12 per Warrant.

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

Issuances of Unregistered Securities

         On January 31, 2001, the Company issued 531,667 shares of common stock at $1.50 per share to four (4) investors in connection with the Company's private placement of up to 1,500,000 shares of common stock. The Company also issued, on January 31, 2001, 333,333 shares of common stock to a director of the Company and certain of his adult children upon their conversion of a promissory note in the principal amount of $500,000, at a conversion price of $1.50. The Company believes these issuances were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 of Regulation D promulgated thereunder.

Item 6.  Selected Financial Data

         The following selected financial data of the Company and its consolidated subsidiaries are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data for each of the 5 years in the period ended January 31, 2001, are derived from the Consolidated Financial Statements of the Company audited by KPMG LLP, independent certified public accountants for the fiscal years ended January 31, 2001, 2000 and 1999 and by Arthur Andersen LLP, independent certified public accountants, for the fiscal years ended January 31, 1998 and 1997. The Consolidated Financial Statements of the Company as of January 31, 2001 and 2000 and for each of the years in the three year period ended January 31, 2001 and the reports thereon appear elsewhere herein.


                                              2001            2000            1999           1998            1997
                                          ------------    ------------    ------------    ------------   ------------
Earnings Statement Data:
Revenues                                  $86,457,384     $74,170,995     $47,375,571     $43,041,814    $33,844,969
Cost of sales                              83,364,104      69,542,201      44,621,496      39,736,507     31,458,794
                                          ------------    ------------    ------------    ------------   ------------
   Gross profit                             3,093,281       4,628,794       2,754,075       3,305,307      2,386,175

Selling, general and administrative
 expenses                                   2,847,513       3,050,785       2,801,278       3,575,368      2,640,609
                                          ------------    ------------    ------------    ------------   ------------
   Operating income (loss)                    245,768       1,578,009         (47,203)       (270,061)      (254,434)

Loss on asset disposal                         (4,564)        (18,965)         (6,877)        (62,399)        (5,928)
Interest expense                           (1,645,493)     (1,151,707)       (839,907)       (474,923)      (432,498)
Interest and other income                      69,023          65,103          73,391         178,811         31,071
                                          ------------    ------------    ------------    ------------   ------------
Income (loss) before income taxes          (1,335,266)        472,440        (820,596)       (628,572)      (661,789)
Income tax benefit (expense)                       --              --        (261,018)        153,146        232,551
                                          ------------    ------------    ------------    ------------   ------------
Net income (loss)                         $(1,335,266)    $   472,440     $(1,081,614)    $  (475,426)   $  (429,238)
                                          ============    ============    ============    ============   ============
Basic net income (loss) per share         $      (.49)    $       .17     $      (.42)    $      (.18)   $      (.26)
                                          ============    ============    ============    ============   ============
Diluted net income (loss) per share       $      (.49)    $       .16     $      (.42)    $      (.18)   $      (.26)
                                          ============    ============    ============    ============   ============
Basic weighted average common shares
   outstanding                              2,716,855       2,710,400       2,575,000       2,575,000      1,631,250
                                          ============    ============    ============    ============   ============
Diluted weighted average common shares
   outstanding                              2,716,855       2,880,529       2,575,000       2,575,000      1,631,250
                                          ============    ============    ============    ============   ============

                                              2001            2000            1999           1998            1997
                                          ------------    ------------    ------------    ------------   ------------
Balance Sheet Data:
Working capital (deficit)                 $(1,890,919)    $(1,797,471)    $(2,324,495)    $ 3,392,012    $ 2,495,181
Total assets                              $24,644,736     $23,930,924     $16,194,149     $13,995,540    $11,402,970
Long term debt                            $ 5,590,202     $ 6,470,171     $ 4,284,271     $ 5,915,049    $ 1,123,498
Total stockholders' equity                $ 5,218,442     $ 4,289,172     $ 3,359,636     $ 4,441,250    $ 4,961,413

Unaudited Quarterly Financial Data:

Fiscal quarter                                               Gross         Operating          Net       Earnings (loss)
ended                                        Revenues        profit       income (loss)   income (loss)    per share
------------------------                  ------------    ------------    ------------    ------------   ------------
January 31, 2001                          $20,739,628     $   541,473     $  (251,050)    $  (653,590)      $(.24)
October 31, 2000                           22,951,247         921,997         292,680        (118,010)       (.04)
July 31, 2000                              20,479,663       1,152,471         524,378         133,875         .05
April 30, 2000                             22,286,846         477,340        (320,240)       (697,541)       (.26)
                                          ------------    ------------    ------------    ------------   ------------
Total FYE 1/31/01                         $86,457,384     $ 3,093,281     $   245,768     $(1,335,266)      $(.49)
                                          ============    ============    ============    ============   ============

January 31, 2000                          $20,440,192     $   841,568     $   (32,841)    $  (362,854)      $(.15)
October 31, 1999                           20,483,150       1,420,360         602,546         304,404         .10
July 31, 1999                              17,730,022       1,248,447         521,564         280,769         .11
April 30, 1999                             15,517,631       1,118,419         486,740         250,121         .10
                                          ------------    ------------    ------------    ------------   ------------

Total FYE 1/31/00                         $74,170,995     $ 4,628,794     $ 1,578,009     $   472,440       $ .16
                                          ============    ============    ============    ============   ============




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

General

         The Company derives all of its revenue from selling fuel and providing mobile fueling services. Revenue is comprised principally of sales of gasoline and diesel fuel and related service charges. Cost of sales is comprised principally of the cost of fuel and transportation costs (primarily payroll and delivery vehicle operating expenses). Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authority.

Comparison of Fiscal Year Ended January 31, 2001 to Fiscal Year Ended January 31, 2000.

Revenues

         Revenue increased $12.3 million, or 16.6%, for the year ended January 31, 2001 ("fiscal 2001") compared to the year ended January 31, 2000 ("fiscal 2000"). The increase in revenue resulted from an overall increase in the wholesale price of gasoline and diesel fuel, offset by declines in the actual quantity of fuel delivered and, to a lesser extent, declines in the average delivery service fee as a result of changes in the mix of business. The Company delivered 57.6 million gallons of fuel to its customers in fiscal 2001, a decrease of 3.0% over the 59.4 million gallons delivered in fiscal 2000. The Company sells fuel at prices based upon the daily market averages in each operating location and provides delivery services at a fixed price per gallon. Revenue levels can vary depending on the upward or downward movement of fuel prices in each market. The Company has rebuilt its marketing and sales function in an effort to increase the volume of mobile fueling business. While there appear to be opportunities for the Company to increase the volume of fuel sold and delivered, such volume growth is dependent upon a number of factors, many of which are beyond the Company's control.

Gross Profit

         Gross profit decreased $1.5 million, or 32.6%, in fiscal 2001 compared to fiscal 2000. The average margin per delivered gallon of fuel in fiscal 2001 was 5.37 cents compared to 7.79 cents in fiscal 2000. A number of factors contributed to the decrease in gross profit, including decreases in volume, reduced historical inventory gains from gross volumes sold to net volumes purchased, increases in inventory shortages arising from inefficiencies in field control and reporting systems, increased product procurement costs, increased vehicle expenses, primarily depreciation, running fuel and insurance, and decreases in the average delivery service fee resulting from the loss of higher margin mobile fueling business and the replacement of a portion of that business with lower margin bulk delivery business. The Company is currently undertaking a number of measures to reduce its product procurement and operating costs; however, it cannot currently estimate to what extent direct field operating expenses will be reduced, if at all.

Selling and General and Administrative Expenses

         Selling and general and administrative expenses decreased $203,000, or 6.7%, in fiscal 2001 compared to fiscal 2000. The decrease in these expenses primarily resulted from eliminating marketing and sales personnel in the first quarter of the year, including related travel and entertainment expenses and reduced financial/public relations expenses, offset by increases in corporate payroll costs in the last quarter of the year.

Interest Expense

         Interest expense increased $493,000, or 43.3%, in fiscal 2001 compared to fiscal 2000 as a result of increased borrowings, primarily in prior years, to pay for new custom fuel trucks for the Company's operations and as a result of interest rate increases throughout fiscal 2001.

Income Taxes

         The Company recorded no income tax expense in fiscal 2001 or 2000. The Company has sufficient net operating loss carryforwards to offset any taxable income for at least the next several years.

Net Income (Loss)

         The Company incurred a net loss of $1.3 million, or $.49 per diluted share, in fiscal 2001 compared to net income of $472,440, or $.16 per diluted share, in fiscal 2000. The Company's net loss in fiscal 2001 resulted primarily from losses of higher margin mobile fueling business, inefficiencies in product procurement, underutilization of equipment and increased costs related to maintaining its equipment.



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

Gross Profit

         Gross profit increased $1.9 million, or 67.9%, in fiscal 2000 compared to fiscal 1999. This increase was due primarily to increases in volume, offset by increases in driver payroll costs, repair and maintenance costs and other costs associated with the Company's expansion into new markets in fiscal 2000.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $250,000, or 8.9%, in fiscal 2000 compared to fiscal 1999. The increase in selling, general and administrative expenses primarily resulted from an increase in marketing, travel and entertainment and promotion expenses associated with the expansion of the Company's mobile fueling operations.

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

Net Income (Loss)

         The Company earned net income of $472,000, or $.16 per diluted share, in fiscal 2000 and incurred a net loss of $1,082,000, or $.42 per share, in fiscal 1999. The Company's net loss in fiscal 1999 resulted primarily from the Company's expansion into new markets, underutilization of equipment in such markets and increases in personnel, equipment, and facilities to support current and future growth. The increase in earnings in fiscal 2000 is due primarily to the combination of factors discussed above.

Liquidity and Capital Resources

         The Company's business requires it to expend considerable amounts of funds for fuel, labor and equipment costs before any payments are received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, labor costs and related taxes are paid bi-weekly and equipment related costs are generally paid within 30 days. The Company bills its customers weekly and generally collects the majority of its accounts within 35 to 40 days. Days sales outstanding at January 31, 2001 was 39 days compared to 41 days sales outstanding at January 31, 2000.

         The Company incurred a net loss of $1.3 million in fiscal 2001 and has continued to incur operating losses subsequent to January 31, 2001. Higher fuel costs, increases in interest rates, costs associated with the Company's expansion of its vehicle fleet, resulting from previously committed purchases of custom fuel trucks and decreases in higher margin mobile fueling business have continued to affect operating results since year end. The Company expects to report a loss of approximately $1.0 million for the first quarter of fiscal 2002, which ends April 30, 2001, primarily due to increased general and administrative expenses, restructuring of the marketing, operations and management functions and reduced volumes of fuel delivered.

         The Company has taken a number of initiatives to improve its operating results by reducing operating costs and attempting to increase revenues. These include:

         o Review of field operating expenses, primarily payroll and vehicle maintenance costs. The Company is seeking to reduce these costs by implementing new repair and maintenance policies, reviewing and analyzing route and delivery structures to improve efficiency and reduce costs.

         o Evaluating the current overhead structure of the Company and implementation of reductions where feasible

         o   Price increases on certain lower margin accounts

         o Restoring the marketing and sales function personnel in order to market the Company's services and increase current sales volume levels

         o Raising additional operating capital by completing a privately placed $2,500,000 equity capital infusion in January and February 2001 and securing $1.0 million in bridge financing in April 2001.

         The current level of the Company's cash reserves, and its ongoing operating losses raise doubt as to the Company's ability to continue as a going concern. The Company believes that the actions noted above, if successfully implemented, should allow the Company to continue as a going concern. The Company's ability to successfully implement its plans and improve its operations is dependent upon a number of factors, some of which are beyond its control. There is no assurance that the Company's operating results or financial condition will improve in fiscal year 2002.

         The mobile fueling business is capital intensive and the Company will continue to require substantial capital in order to operate and expand its business. The Company is presently undercapitalized and to continue operations in the future will require additional equity or debt financing to strengthen its financial position, restore profitability with respect to existing operations and to support expansion into new markets. If the Company is unable to obtain additional equity or debt financing in the future, the Company's growth will be limited and Company may not be able to pay for all of its operating expenses. If additional funds are raised through the issuance of equity securities, shareholders of the Company may experience significant dilution. The Company has no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at al1.

         The Company has outstanding borrowings of $7.3 million as of January 31, 2001 under a $10.0 million bank line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Based on eligible receivables outstanding at January 31, 2001 the line has been fully drawn as of that date. Interest is payable monthly at 1.0% over the prime rate (8.0% as of January 31, 2001) and outstanding borrowings under the line are secured by substantially all of the Company's assets. The credit agreement contains covenants requiring the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of January 31, 2001, the Company was in compliance with these requirements. In April 2001, the due date of the line of credit was extended to April 30, 2002 and the interest rate was increased to 2.0% over the prime interest rate. A renewal fee of $100,000 is payable in six equal monthly installments commencing June 1, 2001 and a termination fee of $100,000 is payable upon the termination of the lending arrangement.

         The Company has previously financed approximately 85% to 95% of the purchase price of custom fuel trucks and cannot estimate the amount of cash required for the future acquisition of fuel trucks, if any, as such amount is dependent upon the terms and conditions of financing available, if any, to the Company at the time of delivery. At January 31, 2001, the Company had no purchase commitments for custom fueling vehicles since its present fleet will meet anticipated future delivery requirements.

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

         No Assurances of Future Profitability; Losses from Operations. The Company incurred a net loss of $1.3 million for the fiscal year ended January 31, 2001; earned a net profit of $472,440 in the fiscal year ended January 31, 2000; and incurred a net loss of $1.1 million in the fiscal year ended January 31, 1999. The Company expects to report a loss of approximately $1.0 million in its first quarter ended April 30, 2001 and there can be no assurance that the Company will not continue to incur net losses in the future. The Company has received "going concern" opinions from its auditors for the fiscal years ended January 31, 2001 and 2000. The Company's growth over the past several years and its negative cash flows from operating and investment activities have been financed by additional bank borrowings; private sales of the Company's common stock; proceeds received from the exercise of stock options and warrants; and the net proceeds from the issuance of Common Stock and Warrants from the Company's initial public offering. The Company's operating expenses have increased as its business has grown and can be expected to increase as a result of the Company's efforts to expand its business. There can be no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or to operate profitably. See "Results of Operations - Liquidity and Capital Resources."

         Need for Capital; Uncertainty of Additional Financing. The mobile fueling business is capital intensive and the Company will continue to require substantial capital in order to operate and expand its business. The Company has used long-term and working capital financing to fund capital expenditures for its fuel truck fleet, product procurement requirements and to carry customer accounts receivable. The Company is presently undercapitalized and to continue operations in the future will require additional equity or debt financing to strengthen its financial position, restore profitability with respect to existing operations and to support expansion into new markets. If the Company is unable to obtain additional equity or debt financing in the future, the Company's growth will be limited and Company may not be able to pay for all of its operating expenses. If additional funds are raised through the issuance of equity securities, shareholders of the Company may experience significant dilution. The interest rate on the Company's principal credit facility fluctuates with the prime lending rate, resulting in greater interest costs to the Company in the event of rising interest rates.

         The Company has no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

         Trading Market for the Company's Common Stock. The Company's stock has been thinly traded which might make it difficult for investors to sell their Shares at a predictable price or at all. Additionally, there may be volatility in the market price of the Company's Common Stock due to factors beyond the Company's control. The Company's quarterly operating results, changes in general conditions in the economy, the financial markets or other developments affecting the Company could cause the market price of the Company's Common Stock to fluctuate, thus making it difficult for shareholders to sell their Shares.

         Growth Dependent Upon Expansion; Risks Associated With Expansion into New Markets. A significant component of the Company's future growth strategy will be to expand the Company's business into new markets. The Company intends to expand into additional major and secondary metropolitan areas. Expansion will largely be dependent on the Company's ability to demonstrate the benefits of mobile fueling to potential new customers; successfully establish and operate new locations; hire and retain qualified management, operating, marketing and sales personnel; obtain financing for capital expenditures and working capital purposes; secure reliable sources of product supply on a timely basis and on commercially acceptable credit terms; and successfully manage growth by effectively supervising operations, controlling costs and maintaining appropriate quality controls. The Company's growth will depend upon its ability to achieve greater penetration in existing markets and to successfully penetrate new markets. The Company may also seek to expand through the acquisition of existing companies or their customer bases. There can be no assurance that the Company will be able to successfully expand its operations.

         Acquisition Availability; Integrating Acquisitions. The Company's future growth strategy may involve the acquisition of fuel distributors in existing and new markets. There can be no assurance that the Company will be able to locate or acquire suitable acquisition candidates on acceptable terms or that future acquisitions will be effectively and profitably integrated into the Company. Acquisitions involve risks that could adversely affect the Company's operating results, including management commitment; integration of the operations and personnel of the acquired operations; amortization of acquired intangible assets; and possible loss of key employees of the acquired operations.

         Dependence on Key Personnel. The future success of the Company will be largely dependent on the continued services and efforts of Richard E. Gathright, the Company's President and Chief Executive Officer, and other key personnel. The loss of the services of Mr. Gathright or other key personnel could have a material adverse effect on the Company's business and prospects. The Company's success and plans for future growth will also depend on its ability to attract and retain additional qualified management, operating, marketing, sales and financial personnel. There can be no assurance that the Company will be able to hire or retain such personnel on terms satisfactory to the Company. Mr. Gathright and the Company have entered into a three year employment agreement.

         Fuel Pricing; Effect on Profitability. Gasoline and diesel fuel are commodities, the wholesale prices of which are subject to volatility in response to changes in supply or other market conditions over which the Company has no control. The Company endeavors to sell fuel to its customers at prices in excess of its wholesale costs. The Company's margin from the sale of fuel fluctuates as a result of changes in the wholesale procurement cost of diesel fuel and gasoline. If the Company cannot pass on future increases in wholesale prices of diesel fuel and gasoline to its customers, margins would decrease or a loss could be incurred. The Company has not engaged in derivatives or futures trading to hedge fuel price movements.

         Risks Associated with Customer Concentration; Absence of Written Agreements. Revenue from three major customers totaled approximately $12.1 million, $13.4 million and $10.8 million in fiscal 2001, 2000, and 1999, respectively. Although the Company has contracts to provide mobile fuel services to several of its larger customers, most of the Company's customers do not have written agreements with the Company and can terminate the Company's mobile fueling services at any time and for any reason. As a result of this customer concentration and absence of written agreements, the Company's business, results of operations and financial condition could be materially adversely affected by the loss of one or more of its major customers or if the Company were to experience a high rate of contract terminations.

         Management of Growth. The Company has experienced significant growth over the past several years. For the Company to continue to grow effectively it will need to improve its operational, financial and other internal systems, and to attract, train, motivate, manage and retain its employees. If the Company is unable to manage growth effectively, the Company's results of operations will be adversely affected.

         Competition. The Company competes directly and indirectly with other distributors of fuel, including several regional distributors and numerous small independent operators. Some of the Company's competitors have significantly greater financial or marketing resources than the Company. The Company's competitors also could introduce services that are superior to the Company's or that achieve greater market acceptance. The Company also competes for customers whose drivers fuel their own vehicles at retail gas stations. The Company could encounter potential competition from a number of well capitalized companies which distribute fuel and other similar petroleum products, some of which are larger, more established and have greater financial, marketing and other resources than the Company. In addition, some of the Company's customers are capable of providing the same services to their vehicles directly. The Company believes that its ability to compete depends on a number of factors, including price, reliability, credit terms, name recognition, delivery time and service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors.

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

         Changes in Environmental Requirements. The Company expects to derive future business by converting to mobile fueling customers those fleet operators currently utilizing underground fuel storage tanks for their fueling needs. The owners of underground storage tanks have been required to remove or retrofit those tanks to comply with technical requirements pertaining to their construction and operation. If other more economical means of compliance are developed or adopted by owners of underground storage tanks, the opportunity for the Company to market its services to such operator may be adversely affected.


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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


         The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2001 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


Item 11.  Executive Compensation


         The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2001 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


Item 12.  Security Ownership of Certain Beneficial Owners and Management


         The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2001 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


Item 13.  Certain Relationships and Related Transactions


         The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2001 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      Exhibits


                Exhibits                                      Description
             ---------------- ----------------------------------------------------------------------------
                   3.1        Amended and Restated Articles of Incorporation (6)

                   3.2        Amended and Restated Bylaws (6)

                   4.1        Form of Common Stock Certificate (1)

                   4.2        Form of Redeemable Common Stock Purchase Warrant (1)

                   4.3        Underwriters' Purchase Option Agreement between the Registrant and
                                  Argent Securities, Inc. (1)

                   4.4        Warrant Agreement between the Registrant and American Stock Transfer &
                                  Trust Company (1)

                  10.1        Employment Agreement, dated November 1, 2000 between the Registrant and
                                  Stanley H. Streicher (2)(6)


                  10.2        Registrant's 1996 Stock Option Plan (1)(2)

                  10.3        $10,000,000 Amended and Restated Loan Agreement, dated May 25, 1999, between the
                                Registrant and Bank Atlantic and First Amendment, dated December 22, 1999, to Amended and Restated Loan Agreement (5)

                  10.4        Employment Agreement between the Registrant and Walter B. Barrett (2)(4)

                  10.5        Amended and Restated $10,000,000 Promissory Note, dated May 9, 2001, between the Registrant and Bank Atlantic (6)

                  10.6        Registrant's 2000 Stock Option Plan (2)(6)

                  10.7        Employment Agreement, dated October 26, 2000 between the Registrant and
                                Richard E. Gathright (2)(6)

                  10.8        Second Amendment, dated May 9, 2001, to Amended and Restated Loan
                                Agreement, dated May 25, 1999. (6)

                  10.9        Promissory Note, dated July 7, 2000, between the Registrant and
                                C. Rodney O'Connor (6)

                  10.10       Form of Convertible Subordinated Promissory Note (6)

                  23.1        Consent of KPMG LLP(6)



(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 333-11541)

(2)  Management Contract or Compensatory Plan

(3) Incorporated by reference to the exhibit of the same number filed by the Company with Form 10K for the fiscal year ended January 31, 1998.

(4) Incorporated by reference to the exhibit of the same number filed by the Company with Form 10-K for the fiscal year ended January 31, 1999.

(5) Incorporated by reference to the Exhibit of the same number filed by the Company with Form 10K for the fiscal year ended January 31, 2000.

(6)  Filed herewith.


         (b)      Financial Statement Schedule


         (c)      Reports on Form 8-K

                  (1) The Company filed a Form 8-K dated November 21, 2000 to report under Item 5, Other Events, the appointment of Richard E. Gathright as the Company's new President and Chief Executive Officer.

                  (2)


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 15, 2001               STREICHER MOBILE FUELING, INC.


                                   By: /s/ Richard E. Gathright
                                       -----------------------------------------
                                       Richard E. Gathright, Chief Executive
                                       Officer and President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Name                                        Title                                    Date
               ----                                        -----                                    ----
By:/s/ Stanley H. Streicher                      Chairman of the Board                            May 15, 2001
   ---------------------------------------
   Stanley H. Streicher

By:/s/ Richard E. Gathright                      Director, Chief Executive Officer and            May 15, 2001
   ---------------------------------------
   Richard E. Gathright                         President (Principal Executive Officer)

By:/s/ Walter B. Barrett                         Vice President-- Finance and Chief               May 15, 2001
   ---------------------------------------
   Walter B. Barrett                            Financial Officer (Principal Financial
                                                 and Accounting Officer)

By:                                              Director
   ---------------------------------------
   E. Scott Golden

By:/s/ Joseph M. Murphy                          Director                                         May 15, 2001
   ---------------------------------------
   Joseph M. Murphy

By:/s/ C. Rodney O'Connor                        Director                                         May 15, 2001
   ---------------------------------------
   C. Rodney O'Connor

By:                                              Director
   ---------------------------------------
   John H. O'Neil, Jr.

By:/s/ Robert S. Picow                           Director                                         May 15, 2001
   ---------------------------------------
   Robert S. Picow


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 Page
Report of Independent Certified Public Accountants..............................  F-2
Consolidated Balance Sheets as of January 31, 2001 and 2000.....................  F-3
Consolidated Statements of Operations for Each of the Years in the Three Year
   Period Ended January 31, 2001................................................  F-5
Consolidated Statements of Shareholders' Equity for Each of the Years in the
   Three Year Period Ended January 31, 2001.....................................  F-6
Consolidated Statements of Cash Flows for Each of the Years in the Three Year
   Period Ended January 31, 2001................................................  F-7
Notes to Consolidated Financial Statements......................................  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Streicher Mobile Fueling, Inc.:


We have audited the accompanying consolidated balance sheets of Streicher Mobile Fueling, Inc. and subsidiaries as of January 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended January 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended January 31, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streicher Mobile Fueling, Inc. and subsidiaries as of January 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company incurred an operating loss for the current fiscal year and these operating losses have continued in periods subsequent to year end. These losses and the reduction in the Company's cash reserves have raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.




KPMG LLP

Fort Lauderdale, Florida
April 30, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            JANUARY 31, 2001 AND 2000

                                ASSETS                                  2001              2000
--------------------------------------------------------------     ------------       ------------
Current Assets:
    Cash and cash equivalents.................................     $    446,931       $    352,897
    Restricted cash...........................................          803,832            522,075
    Accounts   receivable,   net  of  allowance  for  doubtful
       accounts of $55,159 and $111,600, respectively.........        9,637,564          9,587,686
    Inventories...............................................          290,906            434,871
    Prepaid expenses and other current assets.................          765,940            476,581
                                                                   ------------       ------------
          Total current assets................................       11,945,173         11,374,110
Property and Equipment:
    Land......................................................          223,579            249,302
    Leasehold improvements....................................          189,684            189,684
    Fuel trucks and automobiles...............................       14,972,927         12,280,350
    Machinery and equipment...................................          996,213            956,980
    Furniture and fixtures....................................           81,000             79,157
    Construction in process...................................            4,456          1,328,113
                                                                   ------------       ------------
                                                                     16,467,859         15,083,586
          Less accumulated depreciation and amortization......       (4,447,173)        (3,098,177)
                                                                   ------------       ------------
                                                                     12,020,686         11,985,409

Account receivable from related party (Note 7)................          540,319            500,952
Other assets..................................................          138,558             70,453
                                                                   ------------       ------------
          Total assets........................................     $ 24,644,736       $ 23,930,924
                                                                   ============       ============

           See accompanying notes to consolidated financial statements

                                   (Continued)

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            JANUARY 31, 2001 AND 2000

                                   (Continued)

                 LIABILITIES AND SHAREHOLDERS' EQUITY                 2001               2000
--------------------------------------------------------------     ------------       ------------
Current Liabilities:
    Bank line of credit payable (Note 4)......................     $  7,285,499       $  7,679,219
    Current portion of long-term debt (Note 5)................        2,582,933          1,560,893
    Accounts payable..........................................        3,115,948          3,058,460
    Accrued expenses..........................................          731,817            753,114
    Customer deposits.........................................          119,895            119,895
                                                                   ------------       ------------
          Total current liabilities...........................       13,836,092         13,171,581

Long-term Liabilities:
    Long-term debt, excluding current portion (Note 5)........        5,590,202          6,470,171
                                                                   ------------       ------------
          Total liabilities...................................       19,426,294         19,641,752
                                                                   ------------       ------------
Commitments and Contingencies (Notes 3 and 9)

Shareholders' Equity (Notes 11 and 12)
    Preferred stock, $.01 par value, 1,000,000 shares
       authorized, none issued and outstanding................               --                 --
    Common stock, $.01 par value, 20,000,000 shares
       authorized, 3,510,257 and 2,710,400 shares issued and
       outstanding in 2001 and 2000, respectively.............           35,103             27,104
    Additional paid-in capital................................        7,908,037          5,651,500
    Accumulated deficit.......................................       (2,724,698)        (1,389,432)
                                                                   ------------       ------------
          Total shareholders' equity..........................        5,218,442          4,289,172
                                                                   ------------       ------------
          Total liabilities and shareholders' equity..........     $ 24,644,736       $ 23,930,924
                                                                   ============       ============


           See accompanying notes to consolidated financial statements

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED JANUARY 31, 2001


                                                                     2001                2000              1999
                                                                 --------------      --------------    --------------
Fuel sales and service revenues......................            $   65,001,991      $   50,801,184    $   30,331,571
Fuel taxes...........................................                21,455,393          23,369,811        17,044,000
                                                                 --------------      --------------    --------------
     Total revenues (Note 6).........................                86,457,384          74,170,995        47,375,571

Cost of fuel sales and service.......................                61,908,710          46,172,390        27,577,496
Fuel taxes...........................................                21,455,393          23,369,811        17,044,000
                                                                 --------------      --------------    --------------
     Total cost of sales.............................                83,364,103          69,542,201        44,621,496

       Gross profit..................................                 3,093,281           4,628,794         2,754,075

Selling, general and administrative expenses.........                 2,847,513           3,050,785         2,801,278
                                                                 --------------      --------------    --------------
       Operating income (loss).......................                   245,768           1,578,009           (47,203)

Loss on asset disposal...............................                    (4,564)            (18,965)           (6,877)
Interest expense.....................................                (1,645,493)         (1,151,707)         (839,907)
Interest and other income............................                    69,023              65,103            73,391
                                                                 --------------      --------------    --------------
       Income (loss) before income taxes.............                (1,335,266)            472,440          (820,596)

Income tax expense...................................                        --                  --          (261,018)
                                                                 --------------      --------------    --------------
       Net income (loss).............................            $   (1,335,266)     $      472,440    $   (1,081,614)
                                                                 --------------      --------------    --------------
Basic net income (loss) per share....................            $       (.49)       $         .17      $      (.42)
                                                                 --------------      --------------    --------------
Diluted net income (loss) per share..................            $       (.49)       $         .16      $      (.42)
                                                                 --------------      --------------    --------------
Basic weighted average common shares outstanding.....                 2,716,855           2,710,400         2,575,000
                                                                 --------------      --------------    --------------
Diluted weighted average common shares outstanding...                 2,716,855           2,880,529         2,575,000
                                                                 ==============      ==============    ==============


           See accompanying notes to consolidated financial statements

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

      FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED JANUARY 31, 2001


                                                        Common Stock             Additional
                                                   -----------------------         Paid-in      Accumulated
                                                    Shares         Amount          Capital         Deficit           Total
                                                   ---------    ----------     -------------    ------------     -------------
BALANCE, January 31, 1998.......................   2,575,000    $  25,750      $  5,195,758     $  (780,258)     $  4,441,250

Net loss........................................          --           --                --      (1,081,614)       (1,081,614)
                                                   ---------    ----------     -------------    ------------     -------------
BALANCE, January 31, 1999.......................   2,575,000       25,750         5,195,758      (1,861,872)        3,359,636

Net income......................................          --           --                --         472,440           472,440
Exercise of stock options and warrants..........     105,400        1,054           412,292              --           413,346
Stock exchanged for services....................      30,000          300            43,450              --            43,750
                                                   ---------    ----------     -------------    ------------     -------------
BALANCE, January 31, 2000.......................   2,710,400       27,104         5,651,500      (1,389,432)        4,289,172

Net loss........................................          --           --                --      (1,335,266)       (1,335,266)
Exercise of stock options ......................       2,200           22             8,096              --             8,118
Net proceeds from private placement of stock....     531,667        5,317         1,898,007              --         1,903,324
Conversion of note payable to equity............     333,333        3,333           496,667              --           500,000
Treasury stock purchased and retired............     (67,343)        (673)         (146,233)             --          (146,906)
                                                   ---------    ----------     -------------    ------------     -------------
BALANCE, January 31, 2001.......................   3,510,257    $  35,103      $  7,908,037     $(2,724,698)     $  5,218,442
                                                   =========    ==========     =============    ============     =============


           See accompanying notes to consolidated financial statements

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED JANUARY 31, 2001

                                                                           2001            2000             1999
                                                                       ------------    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)..............................................     $(1,335,266)    $   472,440      $(1,081,614)
   Adjustments to reconcile net income (loss) to net cash used in in operating activities:
      Loss on asset disposal......................................           4,564          18,965            6,877
      Depreciation and amortization...............................       1,348,996       1,085,813          833,851
      Deferred income tax (benefit) provision.....................              --              --          259,392
      Provision for doubtful accounts.............................          90,000          77,500           65,000
      Stock exchanged for services................................              --          43,750               --
      Changes in operating assets and liabilities.................
      Increase in restricted cash  ...............................        (281,757)       (367,820)              --
      Increase in accounts receivable.............................        (286,783)     (3,890,274)        (774,475)
      (Increase) Decrease in inventories..........................         143,965        (353,535)          52,588
      (Increase) Decrease in prepaid expenses and other current
        assets....................................................        (289,362)       (230,043)         104,993
      Increase in deferred income tax asset.......................              --              --           (4,544)
      (Increase) Decrease in other assets.........................         (68,105)        (38,268)          24,724
      (Decrease) Increase in accounts payable and accrued
        expenses..................................................          36,192       1,348,454         (281,670)
                                                                       ------------    ------------     ------------
          Net cash used in operating activities...................        (637,556)     (1,833,018)        (794,878)
                                                                       ------------    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment.........................................              --              --           69,227
   Purchases of property and equipment............................      (1,409,996)     (3,648,120)      (4,143,743)
   Proceeds from disposal of equipment............................          21,159          63,740           13,477
   Note receivable due from related party.........................         (39,367)        (54,996)           5,850
                                                                       ------------    ------------     ------------
      Net cash used in investing activities........................     (1,428,204)     (3,639,376)      (4,055,188)
                                                                       ------------    ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) on line of credit..................        (393,721)      3,108,430        1,301,076
   Borrowings under long-term debt................................       2,091,608       7,880,002        3,424,166
   Principal payments on long-term debt...........................      (1,949,535)     (5,545,193)      (1,163,349)
   Net proceeds from issuance of common stock and common stock
     warrants.....................................................       2,411,442         413,346               --
                                                                       ------------    ------------     ------------
      Net cash provided by financing activities...................       2,159,794       5,856,585        3,561,893
                                                                       ------------    ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............          94,034         384,191       (1,288,173)
CASH AND CASH EQUIVALENTS, beginning of year......................         352,897         (31,294)       1,256,879
                                                                       ------------    ------------     ------------
CASH AND CASH EQUIVALENTS, end of year............................     $   446,931     $   352,897      $   (31,294)
                                                                       ============    ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
    Interest......................................................     $ 1,641,712     $ 1,102,645      $   800,222
                                                                       ------------    ------------     ------------
    Income taxes..................................................     $        --     $     1,791      $     4,544
                                                                       ============    ============     ============
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:
   The Company exchanged a receivable from its Chairman
   totaling $146,906 for 67,343 shares of  its common stock



           See accompanying notes to consolidated financial statements

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


(1)  NATURE OF OPERATIONS

     Streicher Mobile Fueling, Inc. (the "Company") was incorporated in the State of Florida in October 1996.

     The Company delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). The Company currently has operations in Florida, Georgia, Tennessee, California and Texas.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of Presentation

          The consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiaries, Streicher West, Inc., Streicher Realty, Inc., and Mobile Computer Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Cash and Cash Equivalents

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents in the accompanying consolidated balance sheets is interest bearing cash of approximately $452,900 and $552,600 as of January 31, 2001 and 2000, respectively.

     (c)  Restricted Cash

          Restricted cash at January 31, 2001 consists of $697,500 received as payment on stock subscriptions, which were closed in February 2001 and $106,332 in collections on customer accounts receivable, which were deposited in a restricted account and used to repay advances made to the Company on its working capital line of credit.

          Restricted cash at January 31, 2000 consists of $522,075 in collections on customer accounts receivable, which were deposited in a restricted account and used to repay advances made to the Company on its working capital line of credit.

     (d)  Accounts Receivable

          Accounts receivable are due from companies within a broad range of industries and are generally unsecured. The Company provides for credit losses based on management's evaluation of collectibility based on current and historical performance of the customer.

     (e)  Inventories

          Inventories, consisting primarily of gasoline and diesel fuel, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     (f)  Property and Equipment

          Property and equipment is stated at cost less accumulated depreciation and amortization. Ordinary maintenance and repairs are expensed as incurred. Improvements which significantly increase the value or useful life of property and equipment are capitalized. Property and equipment is depreciated or amortized using the straight-line method over the following estimated useful lives:
                                                                Years
                                                         --------------------
                Mobile fueling delivery trucks                    10
                Mobile fueling delivery tanks                     25
                Machinery and equipment                          3-5
                Furniture and fixtures                            10
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

     (k)  Net Income or Loss Per Share

          Net income or loss per share is determined by dividing net income or loss by the weighted average common shares outstanding. Common stock equivalents, consisting of employee stock options and common stock warrants totalling 2,379,052 and 2,660,052 in fiscal 2001 and fiscal 1999, respectively were antidilutive and were not included in the computation of net loss per share in those fiscal years. Certain common stock equivalents, consisting of employee stock options and common stock warrants totalling 2,423,752 were dilutive and were included in the computation of net income per share in fiscal 2000. Other common stock equivalents totalling 240,500 were antidilutive and were not included in the computation of earnings per share in fiscal 2000.

     (l)  Accounting for Long-Lived Assets

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

     (m)  Stock Options

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

     (n)  Comprehensive Income

          In June 1997, the FASB issued Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. For the years ended January 31, 2001, 2000 and 1999, comprehensive income or loss equaled net income or loss.

     (o)  Segment Reporting

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

     (p)  Recent Accounting Pronouncements

          In June 1999, the FASB issued Statement of Financial Accounting Standards (SFAS) Nos. 137 and 138, Accounting for Derivative Instruments and Hedging Activities, which amends the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS Nos. 133 and 138 are effective for all fiscal quarters of the fiscal years beginning after June 30, 2000. The Company's adoption of SFAS Nos. 133 and 138 on July 1, 2000 did not have an impact on the accompanying consolidated financial statements.

          In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, which delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB 101B, which further delayed the implementation date of SAB 101. We adopted SAB 101 beginning October 1, 2000. The adoption of SAB 101 did not have an impact on our financial position or results of operations.

          In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"). "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have an impact on our financial position or results of operations.

     (q)  Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)  LIQUIDITY AND WORKING CAPITAL

     The Company incurred a net loss of $1.3 million for fiscal 2001 and has continued to incur operating losses in the periods subsequent to January 31, 2001. The Company expects to report a loss of approximately $1.0 million (unaudited) for the first quarter of fiscal year 2002, which ends on April 30, 2001. The current level of the Company's cash reserves and its ongoing operating losses raise questions about the Company's ability to continue as a going concern.

     In response to the losses incurred, the Company has taken a number of steps to improve its operating results and cash position. The steps taken include:

       o Review of field operating expenses, primarily payroll and vehicle maintenance costs. The Company is seeking to reduce these costs by implementing new maintenance policies, and, reviewing and analyzing route and delivery structures to improve efficiency and reduce costs.

       o Evaluating the current overhead structure of the Company and implementation of reductions where feasible

       o  Price increases on certain lower margin accounts

       o Hiring additional sales and marketing personnel to market the Company's services and increase current sales volume levels

       o Raising additional operating capital by completing a $2.5 million private placement of common stock in January and February 2001 and securing $1.0 million in bridge financing in April 2001. See Footnote 13 for additional disclosures.

     Management believes that continued implementation of the Company's fiscal year 2002 operating plan will enable the Company to continue as a going concern. The Company's ability to successfully implement its plans and continue to improve its operations is dependent upon a number of factors, some of which are beyond its control. There can be no assurance that the Company's operating results or financial conditions will improve in fiscal year 2002.

(4)  BANK LINE OF CREDIT PAYABLE

     The Company has outstanding borrowings of $7.3 million as of January 31, 2001 under a $10.0 million bank line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Based on eligible receivables outstanding at January 31, 2001 the line has been fully drawn as of that date. Interest is payable monthly at 1.0% over the prime rate (8.0% as of January 31, 2001) and is secured by substantially all of the Company's assets. The credit agreement contains covenants requiring the maintenance of certain financial ratios and minimum net worth requirements. As of January 31, 2001, the Company was in compliance with these requirements. In April 2001, the due date of the line of credit was extended to April 30, 2002 and the interest rate was increased to 2.0% over the prime interest rate. A renewal fee of $100,000 is due in six equal monthly installments commencing June 1, 2001 and a termination fee of $100,000 is due in full upon the termination of the lending arrangement.

(5)  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                      January 31,
                                                              ---------------------------
                                                                  2001            2000
                                                              -----------    ------------
      Equipment and other loans payable (9.89% weighted
        average interest rate at January 31, 2001) due
        in monthly installments with varying maturities
        through January 2006                                  $ 8,173,135    $  8,031,064

      Less: current portion                                    (2,582,933)     (1,560,893)
                                                              -----------    ------------
      Long-term debt, excluding current portion               $ 5,590,202    $  6,470,171
                                                              ===========    ============

     Future principal payments on long-term debt are due as follows as of January 31, 2001:

         Year Ending January 31,
                     2002                    $  2,582,933
                     2003                       2,001,349
                     2004                       1,876,970
                     2005                       1,619,967
                     2006                          91,916
                                             -------------
                                             $  8,173,135
                                             =============

(6)  MAJOR CUSTOMERS

     Revenue from three major customers, excluding fuel taxes, was approximately $12.1 million, $13.4 million and $10.8 million in fiscal 2001, 2000 and 1999, respectively. Accounts receivable from these customers totaled $2.1 million at January 31, 2001 and $2.0 million at January 31, 2000.

(7)  RELATED PARTY TRANSACTIONS

     The Company has an account receivable from Streicher Enterprises, Inc. (hereafter "Enterprises"), which is wholly owned by the Company's Chairman, amounting to $540,319 and $500,952 as of January 31, 2001 and 2000, respectively, and bearing interest at 8.25 percent per annum. Such amounts represent tax benefits of the Company used by Enterprises, certain expenses of Enterprises paid by the Company prior to its initial public offering and cash advances to Enterprises prior to the Company's initial public offering. Interest income includes approximately $41,300 in fiscal 2001, $37,400 in fiscal 2000, and $36,000 in fiscal 1999 relating to the account receivable from Enterprises. The terms of the agreement with Enterprises require annual payments of interest only with a final payment of all accrued interest and unpaid principal due on January 31, 2007. The account is secured by a pledge of 360,213 shares of the Company's common stock, which is owned by an affiliate of Enterprises. Collection of the receivable may be dependent upon the value of the collateral at the time of maturity. A permanent decline in the value of the shares could impact the recoverability of the receivable. Enterprises is not currently engaged in active business operations and does not appear to posses the financial resources to satisfy this account without liquidating the stock of the Company.

     The Company has entered into three operating leases with Enterprises, or Stanley H. Streicher for the lease of the Company's former headquarters and two division offices. These leases expire at varying times through August 2015. Rent expense totaling approximately $114,736, $99,400 and $99,000 for the years ended January 31, 2001, 2000 and 1999, respectively, was paid to Enterprises or Stanley H. Streicher.

(8)  INCOME TAXES

     The benefit (provision) for income taxes consists of the following for the years ended January 31, 2001, 2000 and 1999:

                           2001           2000              1999
                         --------       --------          ----------
           Federal       $     --       $     --          $(236,725)
           State               --             --            (24,293)
                         --------       --------          ----------
                         $     --       $     --          $(261,018)
                         --------       --------          ----------

           Current             --             --          $  (1,626)
           Deferred            --             --           (259,392)
                         --------       --------          ----------
                         $     --       $     --          $(261,018)
                         ========       ========           =========

     The actual tax benefit (provision) of the Company for the years ended January 31, 2001, 2000 and 1999 differs from the statutory Federal tax rate of 34% due to the following:


                                                            2001         2000         1999
                                                            ----         ----         ----
         Expected benefit (provision) for income
          taxes at statutory Federal income tax rates    $ 453,990    $(160,630)   $ 279,003
         State income taxes                                 50,340      (17,811)      30,940
         Other                                             (88,687)      10,085       36,099
         Deferred tax valuation allowance                 (393,630)     185,441     (594,822)
         Nondeductible expenses                            (22,013)     (17,085)     (12,238)
                                                         ----------   ----------   ----------
         Actual benefit (provision) for income taxes     $      --    $      --    $(261,018)
                                                         ==========   ==========   ==========

     Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their income tax bases, and (b) operating loss carryforwards.

     The tax effects of temporary differences and operating loss carryforwards that give rise the significant portions of the deferred tax assets and liabilities at January 31, 2001 and 2000 are presented below:

                                                       2001             2000
                                                       ----             ----
    Deferred tax assets:
    Net operating loss carryforwards              $ 2,690,058       $ 1,753,199
    Asset basis adjustment for Reorganization         318,229           384,223
                                                  ------------      ------------
    Total gross deferred tax assets                 3,008,286         2,137,422
    Less valuation allowance                       (1,278,100)         (884,470)
                                                  ------------      ------------
    Total deferred tax assets                       1,730,186         1,252,952
                                                  ============      ============
    Deferred tax liabilities:
    Depreciation                                   (1,709,786)       (1,215,322)
    Other                                             (20,400)          (37,630)
                                                  ------------      ------------
    Total deferred tax liabilities                 (1,730,186)       (1,252,952)
                                                  ============      ============
    Net deferred tax assets                       $         --      $         --
                                                  ============      ============

     Realization of deferred tax assets is dependent upon generating sufficient taxable income in future periods. Management believes that these net operating loss and credit carryforwards may expire unused and will not meet the "more likely than not" criteria of SFAS No. 109, and, accordingly has established a valuation allowance for the excess of deferred tax assets over deferred tax liabilities.

     The net change in the valuation allowance for the years ended January 31, 2001 and 2000 was an increase of $393,630 and a decrease of $185,411, respectively. As of January 31, 2001, the Company has net operating loss carryforwards of approximately $7.9 million which will begin to expire in the year 2011.

(9)  COMMITMENTS AND CONTINGENCIES

     (a)  Operating Leases

          The Company leases real property and buildings under operating leases that expire at various times through the year 2015. Future minimum lease payments under non cancelable operating leases as of January 31, 2001, including the related party leases discussed in Note 7 are as follows:

                      Year ending                Operating Lease
                      January 31                    Payments

                        2002                          293,487
                        2003                          233,337
                        2004                          227,341
                        2005                           85,682
                        2006                           73,209
                      Thereafter                      559,501
                                                  -----------
                                                  $ 1,472,557
                                                  ===========

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

          The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liability for clean up of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. The Company carries liability insurance of $30,000,000 to cover such occurrences.

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

     (c)  Employment Agreements

          The Company entered into an employment agreement with Richard E. Gathright on October 26, 2000 pursuant to which Mr. Gathright serves as President and Chief Executive Officer of the Company. The agreement has a term of three years, commencing on October 26, 2000, provides for an annual base salary of $300,000, participation, with other members of management, in a bonus program, whereby up to 10% of the Company's pretax profits will be set aside for bonus payments, and the grant of 500,000 options to purchase shares of the Company's common stock at a price of $1.50 per share. The agreement further provides that it may be terminated by the Company at any time and for any reason. If the agreement is terminated by the Company without cause, Mr. Gathright shall be due the greater of all base salary due through October 31, 2003 or eighteen months base salary. If the agreement is terminated for cause, as defined, Mr. Gathright will not be entitled to the severance payments specified.

          The Company entered into a new employment agreement with Stanley H. Streicher on November 1, 2000, pursuant to which Mr. Streicher serves as Chairman of the Board of Directors of the Company and performs other functions as requested by the Board and management. The agreement has a term of three years, commencing on November 1, 2000 and provides for an annual salary of $300,000, bonus payments or incentive compensation, if any, as determined by the Board of Directors and that 980,000 options to purchase common stock of the Company, held by Mr. Streicher, will be forfeited to the Company without additional consideration, upon the request of the Board. At the request of the Board, Mr. Streicher forfeited and relinquished these stock options on December 21, 2000. The agreement further provides that it may be terminated by the Company at any time and for any reason. If the Agreement is terminated without cause, Mr. Streicher shall be entitled to receive his base salary until the later of eighteen months following the actual date of termination or October 31, 2002. If the agreement is terminated for cause, as defined in the agreement, Mr. Streicher will not be entitled to the severance payments specified.

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

     (f)  Other Commitments

          At January 31, 2001, the Company had no purchase commitments for custom fuel delivery vehicles.

(10) EMPLOYEE BENEFIT PLAN

     In May 1998, the Company adopted a 401(k) plan for all employees over the age of 21 with 1,000 hours of service in the previous six months of employment. The Plan provides for a discretionary match of employee contributions as determined by the Board of Directors. No Company contributions were made for the fiscal years ended January 31, 2001, 2000 or 1999.

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

(12) STOCK OPTION PLAN

     In December 2000, the Company adopted a Stock Option Plan (the "2000 Plan") under which 1,000,000 shares of common stock are reserved for issuance upon the exercise of options. The 2000 Plan provides that the amount of shares reserved for issuance shall be increased each year by ten percent of the amount of options available for grant under the 2000 Plan at the end of the previous calendar year. As of the effective date of the 2000 Plan, there will be no additional options granted under the 1996 Stock Option Plan.

     The 2000 Plan provides that it shall be administered by our Board or a committee appointed by the Board (the "Committee") which shall be composed of two or more directors, all of whom shall be "outside directors" (as defined in the Plan) in compliance with Rule 16b-3 of the Exchange Act and
     Section 162(m) of the tax code (although Rule 16b-3 also may be complied with if the option grants are approved by the board of directors). The Committee or the Board, in its sole discretion, determines the terms of the Options. For any Option granted under the 2000 Plan, the exercise price per share of common stock may be any price determined by the Committee or the Board; however, the exercise price per share of any Incentive Stock Option may not be less than the Fair Market Value of the common stock on the date such Incentive Stock Option is granted. The Committee or the Board may permit the exercise price of an Option to be paid for in cash, by certified or official bank check or personal check, by money order, with already owned shares of common stock that have been held by the optionee for at least six (6) months (or such other shares as we determine will not cause us to recognize for financial accounting purposes a charge for compensation expense), the withholding of shares of common stock issuable upon exercise of the Option, by delivery of a properly executed exercise notice together with such documentation as shall be required by the Committee or the Board of Directors (or, if applicable, the broker) to effect a cashless exercise, or a combination of the above. The 2000 Plan also authorizes us to lend money to Optionee, guarantee a loan to Optionee, or otherwise assist Optionee in obtaining the cash necessary to exercise all or a portion of the Option granted thereunder or to pay any of Optionee's tax liability attributable to such exercise. If the exercise price is paid in whole or part with the Optionee's promissory note, such note shall (i) provide for full recourse to the maker, (ii) be collateralized by the pledge of the shares that the Optionee purchases upon exercise of such Option, (iii) bear interest at the prime rate of our principal lender or such other rate as the board of directors shall determine, and (iv) contain such other terms as the board of directors in its sole discretion shall reasonably require. No Incentive Stock Option, and unless the prior written consent of the Committee or the Board is obtained (which consent may be withheld for any reason) and the transaction does not violate the requirements of Rule 16b-3 of the Exchange Act, no non-qualified stock option granted under the Plan is assignable or transferable, other than by will or by the laws of descent and distribution. The expiration date of an Option under the plan will be determined by the Committee or the Board at the time of grant, but in no event may such an Option be exercisable after 10 years from the date of grant. Each outstanding Option granted under the 2000 Plan may become immediately fully exercisable in the event of certain transactions, including certain changes in control, certain mergers and reorganizations, and certain dispositions of substantially all of our assets. The 2000 Plan will expire on December 20, 2010, and any Option outstanding on such date will remain outstanding until it expires or is exercised.

     In December 1996, the Company adopted a Stock Option Plan (the "1996 Plan"), under which 500,000 shares of common stock are reserved for issuance upon exercise of options. The 1996 Plan is designed to serve as an incentive for retaining qualified and competent employees. The Company's Board of Directors administers the 1996 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company and consultants. The Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and nonqualified stock options. Options are granted under the 1996 Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant and the per share exercise price of nonqualified stock options will not be less than 85% of the fair market value on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant or after the expiration of 10 years from the date of grant. Options granted under the 1996 Plan are not transferable other than by will or by the laws of descent and distribution. The 1996 Plan also authorizes the Company to make loans to optionees to enable them to exercise their options and to allow them to use common stock to pay for the exercise of their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the rate of interest payable by the Company to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. The following table summarizes stock option activity for the periods indicated:
                                                                      Weighted
                                                          1996         Average
                                                        and 2000      Exercise
                                                          Plans         Price
                                                        ---------     ---------
       Options outstanding as of January 31, 1998....     98,000       $  3.34

         Granted.....................................    112,052       $  3.68
         Exercised...................................         --            --
         Expired.....................................         --            --
                                                        ---------
       Options outstanding as of January 31, 1999....    210,052       $  3.49
                                                        =========
         Granted.....................................    159,000       $  5.49
         Exercised...................................    (60,300)      $  3.44
         Expired.....................................    (32,200)      $  4.60
                                                        ---------
       Options outstanding as of January 31, 2000....    276,552       $  4.55
                                                        =========
         Granted.....................................    738,000       $  1.50
         Exercised...................................     (2,200)      $  3.69
         Expired.....................................    (13,200)      $  5.16
                                                        ---------
       Options outstanding as of January 31, 2001....    999,152       $  2.30
                                                        =========
         Exercisable.................................    447,819
                                                        =========
       Available for future grant....................    264,500
                                                        =========

     The following table summarizes information about stock options outstanding under the Plans as of January 31, 2001:

                                      Weighted
                                       Average   Weighted                     Weighted
                                      Remaining   Average        Number        Average
        Exercise         Number     Contractual  Exercise      Of Shares      Exercise
          Price       Outstanding   Life (years)   Price      Exercisable       Price
----------------------------------------------------------------------------------------

     $1.50 to $3.00      755,500        9.81      $ 1.54         204,167        $ 1.65
     $3.38 to $4.13      187,152        7.39      $ 3.89         187,152        $ 3.89
     $6.56 to $7.63       56,500        8.57      $ 7.26          56,500        $ 7.26
                         -------                                 -------
                         999,152                                 447,819
                         =======                                 =======

     In connection with the Company's public offering in December 1996, the underwriter was granted an option to purchase up to 100,000 shares of common stock at $9.30 per share and 100,000 warrants at a price of $.19375 per warrant. Each warrant entitles the underwriter to purchase one share of common stock at $9.30 per share. The underwriter options and warrants are exercisable for a period of four years, commencing on December 11, 1997, and expire on December 11, 2001. As of January 31, 2001, none of these options and warrants have been exercised.

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under the provisions of SFAS No. 123, the Company applies the principles of APB Opinion 25 and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income
     (loss) and income (loss) per share would have been reduced (increased) to the pro forma amounts indicated in the table below. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants made to date: risk-free interest rate of 7%, dividend yield of 0%, expected volatility of 50% and expected life of 10 years.

                                            2001         2000        1999
                                            ----         ----        ----
     Net income (loss) as reported      $(1,335,266)   $ 472,440   $(1,081,614)
     Net income (loss) pro forma        $(1,509,210)   $ (37,658)  $(1,526,401)

     Fully diluted net income (loss)    $     (.49)    $     .16   $    (.42)
     per share as reported
     Fully  diluted net income (loss)   $     (.56)    $    (.01)  $    (.59)
     per share pro forma


     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma loss amounts presented because compensation cost is reflected over the vesting period of the options.



(13) SUBSEQUENT EVENTS

     On February 28, 2001, the Company closed the remaining portion of a $2.5 million private placement of its common stock. As a result of this transaction, approximately 800,000 additional shares of common stock were issued for gross proceeds of approximately $1.1 million.

     On April 20, 2001, the Company received $1,000,400 in new financing from a director, certain of the director's adult children and the managing corporate partner of two limited partnerships who are shareholders in the Company.

                                                                     SCHEDULE II

                STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                 For each of the years in the three-year period
                             ended January 31, 2001




                                                  BALANCE AT                                    BALANCE
                                                 BEGINNING OF        (A)            (B)         AT END
                                                     YEAR          CHARGES       DEDUCTIONS     OF YEAR
                                                 ------------    -----------    ------------   ----------
Description:
  Reserves and allowances deducted from
    asset accounts
    FYE 1/31/99
      Allowance for doubtful accounts                148,149         65,000        (133,265)      79,884
                                                 ============    ===========    ============   ==========
Description:
  Reserves and allowances deducted from
    asset accounts
    FYE 1/31/00
      Allowance for doubtful accounts                 79,884         77,500         (45,810)     111,574
                                                 ============    ===========    ============   ==========

Description:
  Reserves and allowances deducted from
    asset accounts
    FYE 1/31/01
      Allowance for doubtful accounts                111,574         90,000        (146,415)      55,159
                                                 ============    ===========    ============   ==========

(a) Charges to the reserve account represent increase in reserve levels and establishment of specific reserves charge.

(b) Deductions to the reserve account represent write-offs net of recoveries which occurred during the year.

                                 EXHIBIT INDEX
                                 -------------

     Exhibits                 Description
     --------    ----------------------------------------------------------
       3.1        Amended and Restated Articles of Incorporation (6)

       3.2        Amended and Restated Bylaws (6)

       4.1        Form of Common Stock Certificate (1)

       4.2        Form of Redeemable Common Stock Purchase Warrant (1)

       4.3        Underwriters' Purchase Option Agreement between the Registrant and Argent Securities, Inc. (1)

       4.4        Warrant Agreement between the Registrant and American Stock
                    Transfer & Trust Company (1)

      10.1        Employment Agreement, dated November 1, 2000 between the
                    Registrant and Stanley H. Streicher (2)(6)

      10.2        Registrant's 1996 Stock Option Plan (1)(2)

      10.3        $10,000,000 Amended and Restated Loan Agreement,
                    dated May 25, 1999, between the Registrant and Bank Atlantic and First Amendment, dated December 22, 1999, to Amended and
                    Restated Loan Agreement (5)

      10.4        Employment Agreement between the Registrant and
                    Walter B. Barrett (2)(4)

      10.5        Amended and Restated $10,000,000 Promissory Note, dated
                    May 9, 2001, between the Registrant and Bank Atlantic (6)

      10.6        Registrant's 2000 Stock Option Plan (2)(6)

      10.7        Employment Agreement, dated October 26, 2000 between the
                    Registrant and Richard E. Gathright (2)(6)

      10.8        Second Amendment, dated May 9, 2001, to Amended and Restated
                    Loan Agreement, dated May 25, 1999. (6)

      10.9        Promissory Note, dated July 7, 2000, between the
                    Registrant and C. Rodney O'Connor (6)

      10.10       Form of Convertible Subordinated Promissory Note (6)

      23.1        Consent of KPMG LLP (6)

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 333-11541)

(2)  Management Contract or Compensatory Plan

(3) Incorporated by reference to the exhibit of the same number filed by the Company with Form 10K for the fiscal year ended January 31, 1998.

(4) Incorporated by reference to the exhibit of the same number filed by the Company with Form 10-K for the fiscal year ended January 31, 1999.

(5) Incorporated by reference to the Exhibit of the same number filed by the Company with Form 10K for the fiscal year ended January 31, 2000.

(6)  Filed herewith.