Form 10-Q
period 2001-04-30
STREICHER MOBILE FUELING INC
filed 2001-06-14
CIK 1024452

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 000-21825


                        STREICHER MOBILE FUELING, INC.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

                    Florida                            65-0707824
          --------------------------         ------------------------------
           (State of Incorporation)           (IRS Employer Identification
                                                         Number)

800 West Cypress Creek Road, Suite 580, Fort Lauderdale, Florida,             33309
------------------------------------------------------------------   ---------------------
           (Address of principal executive offices)                         (Zip Code)

                                (954) 308-4200
               ------------------------------------------------
               (Issuer's telephone number, including area code)


     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.
Yes [X].  No [_].

     As of June 14, 2001, 4,356,923 shares of the Registrant's common stock were outstanding.

                        STREICHER MOBILE FUELING, INC.

                                   FORM 10-Q

                                     INDEX

Form 10-Q Part and Item No.
---------------------------

     Part I - Financial Information

          Item 1.   Unaudited Consolidated Financial Statements

                    Consolidated Balance Sheets as of April 30, 2001 and January 31, 2001............  3

                    Consolidated Statements of Operations for the three months ended
                    April 30, 2001 and 2000..........................................................  4

                    Consolidated Statements of Cash Flows for the three months ended
                    April 30, 2001 and 2000..........................................................  5

                    Notes to Consolidated Financial Statements.......................................  6

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations............................................................  8

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................... 10

     Part II - Other Information

          Items 1 - 6................................................................................ 11

          Signature Page............................................................................. 12

                STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                ASSETS                                           April 30, 2001        January 31, 2001
-----------------------------------------------------------------------        ------------------     ------------------
Current Assets:
 Cash and cash equivalents.............................................            $   233,597            $   446,931
 Restricted cash.......................................................                642,565                803,832
 Accounts receivable, net..............................................              8,010,241              9,637,564
 Inventories...........................................................                257,671                290,906
 Prepaid expenses and other current assets.............................                545,440                765,940
                                                                                   -----------            -----------
  Total current assets.................................................              9,689,514             11,945,173

Property and Equipment:
 Land..................................................................                223,579                223,579
 Leasehold improvements................................................                189,684                189,684
 Fuel trucks and automobiles...........................................             14,842,878             14,972,927
 Machinery and equipment...............................................              1,049,938                996,213
 Furniture and fixtures................................................                282,577                 81,000
 Construction in process...............................................                  6,938                  4,456
                                                                                   -----------            -----------
                                                                                    16,595,594             16,467,859
  Less accumulated depreciation and amortization.......................             (4,707,956)            (4,447,173)
                                                                                   -----------            -----------
                                                                                    11,887,638             12,020,686

Account receivable from related party..................................                547,723                540,319
Other assets...........................................................                135,109                138,558
                                                                                   -----------            -----------

  Total assets.........................................................            $22,259,984            $24,644,736
                                                                                   ===========            ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------
Current Liabilities:
 Bank line of credit payable...........................................            $ 6,818,174            $ 7,285,499
 Current portion of long-term debt.....................................              2,466,868              2,582,933
 Accounts payable......................................................              2,185,822              3,115,948
 Accrued expenses......................................................                329,110                731,817
 Customer deposits.....................................................                119,895                119,895
                                                                                   -----------            -----------
  Total current liabilities............................................             11,919,869             13,836,092

Long-term Liabilities:
 Convertible subordinated-promissory notes.............................              1,000,400                     --
 Long-term debt, excluding current portion.............................              5,152,020              5,590,202
                                                                                   -----------            -----------

  Total liabilities....................................................             18,072,289             19,426,294
                                                                                   -----------            -----------

Shareholders' Equity:
 Common stock..........................................................                 43,569                 35,103
 Additional paid-in capital............................................              7,959,015              7,908,037
 Retained deficit......................................................             (3,814,889)            (2,724,698)
                                                                                   -----------            -----------
  Total shareholders' equity...........................................              4,187,695              5,218,442
                                                                                   -----------            -----------

  Total liabilities and shareholders' equity............................            $22,259,984            $24,644,736
                                                                                   ===========            ===========

                STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTH PERIODS ENDED
                            APRIL 30, 2001 AND 2000

                                                                                2001                   2000
                                                                           --------------         --------------
  Fuel sales and service revenues.....................................       $13,093,552            $16,437,508
  Fuel taxes..........................................................         4,479,178              5,849,338
                                                                             -----------            -----------
      Total revenues..................................................        17,572,730             22,286,846

  Cost of fuel sales and service......................................        12,708,545             15,960,078
    Fuel taxes........................................................         4,479,178              5,849,338
                                                                             -----------            -----------
      Total cost of sales.............................................        17,187,723             21,809,416

        Gross profit..................................................           385,007                477,430

  Selling, general and administrative expenses........................         1,137,540                797,670
                                                                             -----------            -----------

      Operating loss..................................................          (752,533)              (320,240)

  Interest expense....................................................          (350,511)              (393,417)
  Interest and other income...........................................            12,854                 16,116
                                                                             -----------            -----------

      Loss before income taxes........................................        (1,090,190)              (697,541)

    Income tax expense                                                                --                     --
                                                                             -----------            -----------
      Net loss........................................................       $(1,090,190)           $  (697,541)
                                                                             ===========            ===========

    Basic and diluted loss per share..................................       $      (.25)           $      (.26)
                                                                             ===========            ===========

    Basic and diluted weighted average
       common shares outstanding......................................         4,356,923              2,712,600
                                                                             ===========            ===========

                STREICHER MOBILE FUELING, INC, AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2001 AND 2000

                                                                                           2001               2000
                                                                                    -----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss......................................................................       $(1,090,190)         $(697,541)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Loss on disposal of equipment.................................................                --                 --
 Depreciation and amortization.................................................           361,685            314,457
 Provision for doubtful accounts...............................................            22,500             22,500
 Changes in operating assets and liabilities:
  Decrease in restricted cash..................................................           161,267                 --
  Decrease in accounts receivable..............................................         1,604,823            596,021
  Decrease in inventories......................................................            33,235            190,045
  Decrease in prepaid expenses and other current assets........................           225,969            114,460
  Decrease in other assets.....................................................             3,449              2,908
  Decrease Decrease in accounts payable and accrued expenses...................        (1,332,834)          (181,496)
                                                                                      -----------          ---------
  Net cash provided by (used in) operating activities..........................           (10,096)           361,354
                                                                                      -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment...........................................          (237,845)          (751,536)
 Proceeds from disposal of equipment...........................................             9,208                 --
 Accounts receivable from related party........................................            (7,404)           (11,473)
                                                                                      -----------          ---------
  Net cash used in investing activities........................................          (236,041)          (763,009)
                                                                                      -----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments under line of credit..........................................           (467,324)          (341,343)
 Proceeds from issuance of convertible subordinated promissory notes..........          1,000,400                  -
 Borrowings under long-term debt...............................................           100,000            587,908
 Principal payments on long-term debt..........................................          (654,247)          (473,630)
 Proceeds from issuance of common stock........................................            53,974                 --
 Additional common stock issuance expenses.....................................                --           (110,018)
                                                                                      -----------          ---------
  Net cash provided by (used in) financing activities..........................            32,803           (337,083)
                                                                                      -----------          ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS......................................          (213,334)          (738,738)

CASH AND CASH EQUIVALENTS, beginning of period.................................           446,931            874,972
                                                                                      -----------          ---------
CASH AND CASH EQUIVALENTS, end of period.......................................       $   233,597          $ 136,234
                                                                                      ===========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for-
  Interest.....................................................................       $   327,301          $ 394,987
                                                                                      ===========          =========
  Income taxes.................................................................       $        --          $      --
                                                                                      ===========          =========

                        STREICHER MOBILE FUELING, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            APRIL 30, 2001 AND 2000


(1)  NATURE OF OPERATIONS

     Streicher Mobile Fueling, Inc. (the "Company") delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). At April 30, 2001, the Company had operations in California, Florida, Georgia, Tennessee and Texas.

(2)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiaries, Streicher West, Inc., Streicher Realty, Inc. and Mobile Computer Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current quarter presentation. These interim financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(3)  WORKING CAPITAL AND LIQUIDITY

     The Company incurred a net loss of $1.1 million in its first quarter ended April 30, 2001, and has continued to incur operating losses in May and June 2001. The current level of the Company's cash reserves and its ongoing operating losses raise questions about its ability to continue as a going concern.

     In response to the losses incurred, the Company has taken a number of initiatives to improve its operating results and cash position. These include:

          . Review of field operating expenses, primarily payroll and vehicle maintenance costs. The Company is seeking to reduce these costs by analyzing and restructuring delivery routes and schedules to improve labor efficiency and vehicle utilization and implementing new repair and maintenance policies.

          . Evaluation of the current overhead structure of the Company and implementation of cost reductions where feasible

          . Review and increase service pricing on certain lower margin accounts

          . Addition of marketing and sales personnel to market the Company's fuel sales and services and increase product volume sold and delivered and related revenues

          . Raise additional operating capital by completing a $2.5 million private placement of common stock in January and February 2001 and securing $1.0 million in bridge financing in April 2001.

     The Company's ability to successfully implement its strategic plans and continue to improve its performance is dependent upon a number of factors, some of which are beyond its control. There is no assurance that the Company's operating results or financial conditions will improve in the future.

     The mobile fueling business is capital intensive and the Company will continue to require substantial capital in order to operate its business. The Company's cash resources are limited because its cash flows from operating, financing and investing activities have been used to fund operating losses, meet the Company's working capital requirements and to repay term equipment debt. The Company's current cash reserves, availability under its line of credit and from expected operating cash flow may not be sufficient to meet the Company's short term cash requirements. The Company is undercapitalized and to continue operations will require additional equity or debt financing to strengthen its financial position, restore profitability with respect to existing operations and to support expansion into new markets. The Company is currently exploring alternatives to raise additional capital through the issuance of additional debt and/or equity securities. If the Company is unable to obtain additional equity or debt financing in the near term, the Company may be required to reduce the scope of its operations and may not be able to pay its operating expenses. If additional funds are raised through the issuance of equity securities, shareholders of the Company may experience dilution. The Company has no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

     The Company incurred a net loss of $1.3 million for the fiscal year ended January 31, 2001; earned a net profit of $472,440 in the fiscal year ended January 31, 2000; and incurred a net loss of $1.1 million in the fiscal year ended January 31, 1999. The Company has received "going concern" opinions from its auditors for the fiscal years ended January 31, 2001 and 2000. The Company's growth over the past several years and its negative cash flows from operating and investment activities have been financed by additional bank borrowings; private sales of the Company's common stock; proceeds received from the exercise of stock options and warrants; and the net proceeds from the issuance of Common Stock and Warrants from the Company's initial public offering. If the Company's initiatives to increase sales revenues and reduce operating expenses are not successful, the Company may not be able to expand its business or operate profitably.

(4)  LOSS PER SHARE

     Basic loss per share is computed by dividing the loss allocable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. For loss periods, weighted average common share equivalents are excluded from the calculation, as their effect would be antidilutive.

     At April 30, 2001, 2,509,052 options and warrants were outstanding at prices ranging from $1.50 to $9.49 per share. At April 30, 2000, 2,666,452 options and warrants were outstanding at prices ranging from $3.00 to $9.49 per share.

(5)  CONVERTIBLE SUBORDINATED PROMISSORY NOTES

     On April 20, 2001, the Company issued $1.0 million of convertible subordinated promissory notes to two major institutional shareholders, a director of the Company and two of his adult children. The notes are due on August 31, 2003 and bear interest at 1% over the prime interest rate announced from time to time by the Company's principal lender. At the Company's option, the interest on the notes may be paid in Company stock, with the stock value based on the average market price of the stock for the quarter in which interest is due. The notes contain a conversion feature entitling the note holder to convert the note balance into common stock of the Company at the rate of $1.35 per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth under the caption "Certain Factors Affecting Future Operating Results," included in the Company's filing on Form 10-K for the fiscal year ended January 31, 2001. The following discussion also should be read in conjunction with the Company's financial statements and notes thereto included in the above referenced Form 10-K.

General

     The Company generates all of its revenue from selling fuel and providing mobile fueling services. Revenue is comprised principally of sales of gasoline and diesel fuel and related delivery service charges. Cost of sales is comprised principally of the cost of fuel and transportation costs (primarily payroll and delivery vehicle operating expenses). Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authority.

Comparison of Fiscal Quarter Ended April 30, 2001 to Fiscal Quarter Ended April 30, 2000.

Revenues

     Revenue decreased $4.7 million, or 21.1%, for the quarter ended April 30, 2001 compared to the quarter ended April 30, 2000. The decrease in revenue resulted from a decrease in the wholesale price of gasoline and diesel fuel, declines in the actual quantities of fuel delivered and, to a lesser extent, declines in the average delivery service fee as a result of changes in the mix of business. The Company delivered 12.3 million gallons of fuel to its customers in the quarter ended April 30, 2001, a decrease of 18.0% over the 15.0 million gallons delivered in the quarter ended April 30, 2000. The Company sells fuel at prices based upon the daily market averages in each operating location and provides delivery services at a fixed price per gallon. Revenue levels can vary depending on the upward or downward movement of fuel prices in each market. The Company has reestablished its marketing and sales function in order to increase the volume of mobile and bulk fueling business. There appear to be opportunities for the Company to increase the volume of fuel sold and delivered, although such volume growth is dependent upon a number of business and economic factors, of which many are beyond the Company's control.

Gross Profit

     Gross profit decreased $92,000, or 19.3%, in the quarter ended April 30, 2001 compared to the quarter ended April 30, 2000. The average margin per delivered gallon of fuel in the quarter ended April 30, 2001 was 3.1 cents compared to 3.2 cents in the quarter ended April 30, 2000. Several factors contributed to the decrease in gross profit, including decreases in volume, reduced historical inventory gains from gross volumes sold to net volumes purchased, increases in inventory shortages arising from inefficiencies in field control and reporting systems, increased product procurement costs, increased vehicle expenses, primarily depreciation, running fuel and insurance, and decreases in the average delivery service fee resulting from the loss of higher margin mobile fueling business and the replacement of a portion of that business with lower margin bulk delivery business. The Company is currently undertaking a number of measures which are expected to reduce its product procurement costs and decrease field operating expenses;

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $340,000, or 42.6%, in the quarter ended April 30, 2001 compared to the quarter ended April 30, 2000. The increase in these expenses primarily resulted from increases in payroll costs associated with a restructuring of the marketing, information technology and management functions, increases in direct marketing and sales payroll, and increases in insurance expense, legal fees and other employee benefits.

Interest Expense

     Interest expense decreased $42,000, or 10.7%, in the quarter ended April 30, 2001 compared to the quarter ended April 30, 2000 as a result of decreased borrowings, primarily due to repayment of existing equipment debt and an interest rate decrease.

Income Taxes

     The Company recorded no income tax expense in the quarters ended April 30, 2001 or 2000. The Company has sufficient net operating loss carryforwards to offset any taxable income for at least the next several years.

Net Loss

     The Company incurred a net loss of $1.1 million, or $.25 per basic and diluted share, in the quarter ended April 30, 2001 compared to a net loss of $698,000, or $.26 per basic and diluted share, in the quarter ended April 30, 2000. The increase in net loss in fiscal quarter 2001 resulted primarily from reductions in product sales and delivery service margins, underutilization of equipment, increased costs related to equipment maintenance and increases in selling, general and administrative expenses.

Liquidity and Capital Resources

     The Company's business requires it to expend substantial funds for fuel, labor and equipment costs before any payments are received from customers. Fuel purchased by the Company for resale to customers must generally be paid for within 10 to 15 days of purchase, labor costs and related taxes are paid bi-weekly, equipment related expenses are generally paid within 30, days and repayments on equipment financing obligations are paid monthly. The Company bills its customers weekly and generally collects the majority of its accounts within 35 to 40 days. Days sales outstanding at April 30, 2001 was 38 days compared to 37 days sales outstanding at April 30, 2000.

     Costs associated with the Company's vehicle fleet, including depreciation, interest and insurance, decreases in product sales and delivery service margins, increased general and administrative expenses, restructuring of the marketing, operations and management functions and reduced volumes of fuel delivered have continued to negatively impact operating results in May and June 2001.

     Initiatives undertaken by the Company are expected to improve its operating results by reducing operating costs and increaseing revenues. These include:

          . Review of field operating expenses, primarily payroll and vehicle maintenance costs. The Company is seeking to reduce these costs by analyzing and restructuring delivery routes and schedules to improve labor efficiency and vehicle utilization and implementing new repair and maintenance policies.

          . Evaluation of the current overhead structure of the Company and implementation of cost reductions where feasible

          . Review and increase service pricing on certain lower margin accounts

          . Addition of marketing and sales personnel to market the Company's fuel sales and services and increase product volumes sold and delivered and related revenues

          . Raise additional operating capital by completing a $2.5 million private placement of common stock in January and February 2001 and securing $1.0 million in bridge financing in April 2001.

     The current level of the Company's cash reserves, and its ongoing operating losses raise questions about its ability to continue as a going concern. The Company's ability to successfully implement its strategic plans and continue to improve its operations is dependent upon a number of factors, some of which are beyond its control. There is no assurance that the Company's operating results or financial condition will improve in the future.

The current level of the Company's cash reserves, and its ongoing operating losses raise questions about its ability to continue as a going concern. The Company's ability to successfully implement its strategic plans and continue to improve its operations is dependent upon a number of factors, some of which are beyond its control. There is no assurance that the Company's operating results or financial condition will improve in the future.

     The mobile fueling business is capital intensive and the Company will continue to require substantial capital in order to operate its business. The Company's cash resources are limited because its cash flows from operating, financing and investing activities have been used to fund operating losses, meet the Company's working capital requirements and to repay term equipment debt. The Company's current cash reserves availability under its line of credit and from expected operating cash flow may not be sufficient to meet the Company's short term cash requirements. The Company is undercapitalized and to continue operations will require additional equity or debt financing to strengthen its financial position, restore profitability with respect to existing operations and to support expansion into new markets. The Company is currently exploring alternatives to raise additional capital through the issuance of additional debt and/or equity securities. If the Company is unable to obtain additional equity or debt financing in the near term, the Company may be required to reduce the scope of its operations and may not be able to pay its operating expenses. If additional funds are raised through the issuance of equity securities, shareholders of the Company may experience dilution. The Company has no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

     The Company has outstanding borrowings of $6.8 million as of April 30, 2001 under a $10.0 million bank line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Based on eligible receivables outstanding at April 30, 2001, the line was fully drawn as of that date. Interest is payable monthly at 1.0% over the prime rate (7.5% as of April 30, 2001) and outstanding borrowings under the line are secured by substantially all of the Company's assets. The credit agreement contains covenants requiring the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of April 30, 2001, the Company was in compliance with these requirements. In April 2001, the due date of the line of credit was extended to April 30, 2002 and the interest rate was increased to 2.0% over the prime interest rate. A renewal fee of $100,000 is payable in six equal monthly installments commencing June 1, 2001 and a termination fee of $100,000 is payable upon the termination of the lending arrangement.

     At April 30, 2001, the Company had no purchase commitments for the purchase of additional fuel trucks since its present fleet is anticipated to meet future delivery requirements.

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

PART II. OTHER INFORMATION

ITEM 1

  LEGAL PROCEEDINGS

     None.

ITEM 2

  CHANGES IN SECURITIES

     On February 28, 2001 and March 20, 2001, the Company issued a total of 846,666 shares of common stock at $1.50 per share to an aggregate of 11 individual and institutional investors in connection with the Company's private placement of up to 1,500,000 shares of common stock. The investors are listed in the Company's Form S-3, effective June 8, 2001, that registered the resale of such shares. The Company believes these issuances were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 of Regulation D promulgated thereunder.

ITEM 3

  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4

  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special shareholders meeting on February 28, 2001. The matters submitted to a vote of the shareholders and the results of voting follow:

     PROPOSAL #1 - Amend the Articles of Incorporation to increase the size of the Board of Directors from five to seven directors and establish director terms at one year


                FOR                     AGAINST          ABSTAIN
             1,848,206                   20,200             --

     The proposal was passed.

     PROPOSAL #2 - Adopt the 2000 Stock Option Plan


                FOR                     AGAINST          ABSTAIN
             1,730,469                  135,837           2,100

     The proposal was passed.

     PROPOSAL # 3 - Approve a Private Placement of Common Stock


                FOR                     AGAINST          ABSTAIN
             1,832,606                   32,300           3,500

     The proposal was passed.

ITEM 5

  OTHER INFORMATION

     None.

ITEM 6

  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:    None.

     (b)  Reports on Form 8-K:

          1) The Company filed a report on Form 8-K on February 28, 2001 to report the closing of a $2.5 million private placement of its common stock and the hiring of two new executive officers.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                STREICHER MOBILE FUELING, INC.


June 14, 2001                   By: /s/ Walter B. Barrett
                                    -------------------------------------------
                                    Walter B. Barrett
                                    Vice President, Finance and Chief Financial
                                    Officer