Form 10-QT
period 2001-06-30
STREICHER MOBILE FUELING INC
filed 2001-08-31
CIK 1024452

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QT

[ ]QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF  THE  SECURITIES
   EXCHANGE ACT OF 1934
                                    OR

[X]TRANSITION  REPORT  PURSUANT TO SECTION 13 OF 15(D) OR  THE  SECURITIES
   EXCHANGE ACT OF 1934
     For the transition period from February 1, 2001 to June 30, 2001

                     Commission File Number 000-21825


                      STREICHER MOBILE FUELING, INC.
          (Exact name of registrant as specified in its charter)


                Florida                           65-0707824
               (State of                        (IRS Employer
             Incorporation)                 Identification Number)


      800 West Cypress Creek Road, Suite 580
             Fort Lauderdale, Florida                    33309
     (Address of principal executive offices)          (Zip Code)

                               (954)308-4200
             (Issuer's telephone number, including area code)


     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.
Yes [X].    No [ ].

     As of August 31, 2001, 4,700,870 shares of the Registrant's common stock were outstanding.







                      STREICHER MOBILE FUELING, INC.

                                FORM 10-QT

                                   INDEX

FORM 10-QT PART AND ITEM NO.

  Part I-Financial Information

     Item 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of
               June 30, 2001 (unaudited) and January 31, 2001       3

              Condensed Consolidated Statements of Operations
               for the five months ended June 30, 2001
               (unaudited) and 2000 (unaudited)                     4

              Condensed Consolidated Statements of Cash Flows
               for the five months ended June 30, 2001
               (unaudited) and 2000 (unaudited)                     5

              Notes to Condensed Consolidated Financial
               Statements (unaudited)                               6

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations        9

     Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                         12


  Part II - Other Information

     Items 1 - 6                                                   12
     Signature Page                                                15




              STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 2001 and JANUARY 31, 2001




                 ASSETS                June 30, 2001   January 31, 2001
-------------------------------        -------------   ----------------
                                        (Unaudited)
Current Assets:
  Cash and cash equivalents             $      6,206     $     446,931
  Restricted cash                            224,232           803,832
  Accounts receivable, net                 8,669,199         9,637,564
  Inventories                                253,705           290,906
  Prepaid expenses and other
   current assets                            587,914           765,940
                                       -------------      ------------
     Total current assets                  9,741,256        11,945,173
                                       -------------      ------------

Property and Equipment:
  Land                                       223,579           223,579
  Leasehold improvements                     139,987           189,684
  Fuel trucks and automobiles             14,842,878        14,972,927
  Machinery and equipment                  1,054,031           996,213
  Furniture and fixtures                     285,760            81,000
  Construction in process                     29,977             4,456
                                       -------------      ------------
                                          16,576,212        16,467,859
     Less accumulated depreciation
      and amortization                    (4,927,278)       (4,447,173)
                                       -------------      ------------
                                          11,648,934        12,020,686
                                       -------------      ------------

Account receivable from related party        583,015           540,319
Other assets                                 220,678           138,558
                                       -------------      ------------

     Total assets                       $ 22,193,883     $  24,644,736
                                        ============      ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

Current Liabilities:
  Bank overdraft                        $    318,349     $           -
  Bank line of credit payable              6,904,465         7,285,499
  Current portion of long-term debt        2,153,876         2,582,933
  Accounts payable                         2,365,594         3,115,948
  Accrued expenses                           966,990           731,817
  Customer deposits                          124,495           119,895
                                        ------------      ------------
     Total current liabilities            12,833,769        13,836,092

Long-term Liabilities:
  Convertible subordinated
   promissory notes                        1,000,400                 -
  Long-term debt, excluding current
   portion                                 5,028,144         5,590,202
                                        ------------      ------------

     Total liabilities                    18,862,313        19,426,294
                                        ------------      ------------

Shareholders' Equity:
  Common stock                                43,675            35,103
  Additional paid-in capital               7,963,907         7,908,037
  Retained deficit                        (4,676,012)       (2,724,698)
                                        ------------      ------------
     Total shareholders' equity            3,331,570         5,218,442
                                        ------------      ------------

     Total liabilities and
      shareholders' equity              $ 22,193,883     $  24,644,736
                                        ============      ============


              STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE FIVE MONTH PERIODS ENDED
                          JUNE 30, 2001 AND 2000
                                (Unaudited)


                                            2001             2000
                                         ----------       ---------

Fuel sales and service revenues         $ 22,235,405     $  26,943,953
Fuel taxes                                 7,274,576         9,537,347
                                        ------------      ------------
  Total revenues                          29,509,981        36,481,300
                                        ------------      ------------

Cost of fuel sales and service            21,495,422        25,607,017
Fuel taxes                                 7,274,576         9,537,347
                                        ------------      ------------
  Total cost of sales                     28,769,998        35,144,364
                                        ------------      ------------

  Gross profit                               739,983         1,336,936

Selling, general and administrative
   expenses                                2,125,780         1,208,560
                                        ------------      ------------

  Operating (loss) profit                 (1,385,797)          128,376

Interest expense                            (590,507)         (664,958)
Interest and other income                     24,990            24,926
                                        ------------      ------------

  Loss before income taxes                (1,951,314)         (511,656)

Income tax benefit                                 -                 -
                                        ------------      ------------
  Net loss                               $(1,951,314)     $   (511,656)
                                        ============      ============

Basic and diluted loss per share               (0.47)            (0.19)
                                        ============      ============

Basic and diluted weighted average
  common shares outstanding                4,194,283         2,712,220
                                        ============      ============


              STREICHER MOBILE FUELING, INC, AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE FIVE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                (Unaudited)


                                             2001              2000
                                          ---------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $ (1,951,314)     $   (511,656)
  Adjustments to reconcile net loss to
   net cash (used in) provided by
   operating activities:
  Depreciation and amortization              612,576           535,421
  Loss on disposal of asset                   18,128                 -
  Provision for doubtful accounts             37,500            37,500
  Changes in operating assets and
   liabilities:
     Decrease in restricted cash             579,600           311,896
     Decrease in accounts receivable         930,865           540,217
     Decrease in inventories                  37,201           140,546
     Decrease (increase) in prepaid
      expenses and other current assets      178,026            (6,466)
     (Increase) decrease in other assets     (82,120)            7,264
Decrease in accounts payable                (750,354)         (172,075)
     Increase (decrease) in accrued
      expenses                               235,173           (63,712)
     Increase in customer deposits             4,600                 -
                                        ------------      ------------
     Net cash (used in) provided by
      operating activities                 (150,119)           818,935
                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment       (288,099)       (1,116,501)
  Proceeds from disposal of equipment         29,147                 -
  Account receivable from related party      (42,696)          (19,267)
                                        ------------      ------------
     Net cash used in investing
      activities                            (301,648)       (1,135,768)
                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank overdraft                 318,349           294,686
  Net repayments under line of credit       (381,034)         (471,378)
  Proceeds from issuance of convertible
   subordinated promissory notes           1,000,400                 -
  Borrowings under long-term debt            100,000           916,658
  Principal payments on long-term debt    (1,091,115)         (760,031)
  Proceeds from issuance of common stock      64,442            59,657
                                        ------------      ------------
     Net cash provided by financing
      activities                              11,042            39,592
                                        ------------      ------------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                (440,725)         (277,241)
                                        ------------      ------------

CASH AND CASH EQUIVALENTS,
 beginning of period                         446,931           352,897
                                        ------------      ------------
CASH AND CASH EQUIVALENTS,
 end of period                          $      6,206     $      75,656
                                        ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for-
     Interest                           $    614,990     $     667,580
                                        ============      ============
     Income taxes                       $          -     $           -
                                        ============      ============


                      STREICHER MOBILE FUELING, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001 AND 2000
                                (Unaudited)

(1)  NATURE OF OPERATIONS

     Streicher Mobile Fueling, Inc. (the "Company") delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). At June 30, 2001, the Company had operations in California, Florida, Georgia, Tennessee and Texas.

(2)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiaries, Streicher West, Inc., Streicher Realty, Inc. and Mobile Computer Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     Effective July 19, 2001, the Company changed its fiscal year-end from January 31 to June 30. The five-month transition period of February 1, 2001 through June 30, 2001 ("transition period") precedes the start of the new fiscal year. The unaudited financial information for the five months ended June 30, 2000 ("prior period") is presented for comparative purposes and includes any adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for fair presentation.

     The unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-QT and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current period presentation. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

 (3) WORKING CAPITAL AND LIQUIDITY

     The Company incurred a net loss of approximately $2.0 million in the five months ended June 30, 2001, and has continued to incur operating losses of approximately $268,000 in July 2001. The current level of the Company's cash reserves and its ongoing operating losses raise questions about its ability to continue as a going concern.

     In response to the losses incurred, the Company has taken a number of initiatives to improve its operating results and cash position. These include:

       o Review of field operating expenses, primarily payroll and vehicle maintenance costs. The Company is seeking to reduce these costs by analyzing and restructuring delivery routes and schedules to improve labor efficiency and vehicle utilization and implementing new repair and maintenance policies

       o Evaluation of the current overhead structure of the Company and implementation of cost reductions where feasible

       o Review and increase service pricing on certain lower margin accounts

       o Addition of marketing and sales personnel to market the Company's fuel sales and services and increase product volumes sold and delivered and related revenues

       o Raise additional operating capital by completing a $2.5 million private placement of common stock in January and February 2001, securing $1.0 million in financing in April 2001, securing an additional $600,000 in financing in July 2001, and raising $500,000 through the private placement of common stock in August 2001.

    The Company's ability to successfully implement its strategic plans and continue to improve its operating performance is dependent upon a number of factors, some of which are beyond its control. There is no assurance that the Company's operating results or financial conditions will improve in the future.

     The mobile fueling business is capital intensive and the Company will continue to require substantial capital in order to operate its business. The Company's cash resources are limited because its cash flows from operating, financing and investing activities have been used to fund operating losses, meet the Company's working capital requirements, and repay term equipment debt. The Company's current cash reserves availability under its line of credit and from expected operating cash flow may not be sufficient to meet the Company's short term cash requirements. The Company is undercapitalized and to continue operations will require additional equity or debt financing to strengthen its financial position; restore profitability with respect to existing operations; and support expansion into new markets. The Company is currently exploring alternatives to raise additional capital through the issuance of additional debt and/or equity securities. If the Company is unable to obtain additional equity or debt financing in the near term, the Company may be required to reduce the scope of its operations and may not be able to pay its operating expenses. If additional funds are raised through the issuance of equity securities, shareholders of the Company may experience dilution. The Company has no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

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

(4)  LOSS PER SHARE

     Basic loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. For loss periods, weighted average common share equivalents are excluded from the calculation, as their effect would be antidilutive.

     At June 30, 2001, 2,509,052 options and warrants were outstanding at prices ranging from $1.50 to $9.49 per share. At June 30, 2000, 1,648,752 options and warrants were outstanding at prices ranging from $3.00 to $9.49 per share.

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

     On July 11, 2001, the Company issued $600,000 of convertible subordinated promissory notes to two major institutional shareholders and a director of the Company. The notes are due on August 31, 2003 and bear interest at 1% over the prime interest rate announced from time to time by the Company's principal lender. With the consent of the Payee, the interest on the notes may be paid in Company stock, with the stock value based on the average market price of the stock for the quarter in which interest is due. The notes provide the note holder the right and option to request a prepayment of the outstanding principal amount and accrued interest thereon from the net proceeds of any issuance or sale by the Company of equity or debt securities from and after July 6, 2001. The notes contain a conversion feature entitling the note holder to convert the note balance into common stock of the Company at the rate of $1.35 per share.

(6)  LEASES

     In May 2001, the Company entered into a lease agreement (the "Sublease") with an unrelated third party for the lease of the Company's former corporate offices (the "Property"). The term of the Sublease is two years and calls for monthly rental payments of $4,600 to be paid to the Company. The Company is currently obligated under a lease agreement (the "Lease") dated July 31, 1993 for the Property with a majority shareholder and former President and Chief Executive Officer of the Company. The Lease expires July 31, 2013.

     In April 2001 the Company relocated its corporate offices and simultaneously entered into a lease agreement for its new corporate offices. In conjunction with the change in corporate offices and upon entering into the Sublease, the Company essentially abandoned the Property.

     As the Property is marketable from a sales and sublease standpoint, it is grandfathered under an ordinance change that allows heavy equipment to be stored at the Property and the subleasee is currently negotiating to purchase the Property from the Company's former President and Chief Executive Officer, management believes that a loss contingency as defined in SFAS No. 5, " Accounting for Contingencies" as of June 30, 2001 has not occurred and therefore the remaining lease payments called for under the Lease have not been reflected in the accompanying condensed consolidated financial statements. The remaining lease payments called for under the Lease approximate $550,000.

(7)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002.

     Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142. SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. Management does not expect the adoption of these standards to have a material effect on the Company's consolidated financial statements.

     In July 2001, the FASB issued Statement No. 143 (Standard on Accounting for Asset Retirement Obligations). That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth under the caption "Certain Factors Affecting Future Operating Results," included in the Company's filing on Form 10-K for the fiscal year ended January 31, 2001. The following discussion also should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the above referenced Form 10-K.

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

COMPARISON OF FIVE MONTHS ENDED JUNE 30, 2001 TO FIVE MONTHS ENDED JUNE
30, 2000

REVENUES

     Revenue decreased $7.0 million, or 19.1%, for the five months ended June 30, 2001 compared to the five months ended June 30, 2000. The decrease in revenue resulted from a decrease in the wholesale price of gasoline and diesel fuel, declines in the actual quantities of fuel delivered and, to a lesser extent, declines in the average delivery service fee as a result of changes in the mix of business. The Company delivered 21.8 million gallons of fuel to its customers in the five months ended June 30, 2001, a decrease of 13.9% compared to the 25.3 million gallons delivered in the five months ended June 30, 2000. The Company sells fuel at prices based upon the daily market averages in each operating location and provides delivery services at a fixed price per gallon. Revenue levels can vary depending on the upward or downward movement of fuel prices in each market. The Company has reestablished its marketing and sales function in order to increase the volume of mobile and bulk fueling business. There appear to be opportunities for the Company to increase the volume of fuel sold and delivered, although such volume growth is dependent upon a number of business and economic factors, of which many are beyond the Company's control, such as the success of the Company's marketing, pricing and other business strategies, the availability of qualified workers to provide the level of service required by customers, the availability of sufficient debt or equity capital to grow the Company's business, and changes in market conditions in the transportation or petroleum industries including the entry of new competitors.

GROSS PROFIT

     Gross profit decreased $597,000, or 44.7%, in the five months ended June 30, 2001 compared to the five months ended June 30, 2000. The average margin per delivered gallon of fuel in the five months ended June 30, 2001 was 3.4 cents compared to 5.3 cents in the five months ended June 30, 2000. Several factors contributed to the decrease in gross profit, including decreases in volume; reduced historical inventory gains from gross volumes sold to net volumes purchased; increases in inventory shrink arising from inefficiencies in field control and reporting systems; increased product procurement costs; increased vehicle expenses, primarily depreciation, running fuel and insurance; and decreases in the average delivery service fee resulting from the loss of higher margin mobile fueling business and the replacement of a portion of that business with lower margin bulk delivery business. The Company is currently undertaking a number of measures that are expected to reduce its product procurement costs and decrease field operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $917,000, or 75.9%, in the five months ended June 30, 2001 compared to the five months ended June 30, 2000. The increase in these expenses primarily resulted from increases in payroll costs associated with a restructuring of the marketing, information technology and management functions; increases in direct marketing and sales payroll; and increases in insurance expense, legal fees and other employee benefits.

INTEREST EXPENSE

     Interest expense decreased $74,000, or 11.2%, in the five months ended June 30, 2001 compared to the five months ended June 30, 2000 as a result of decreased borrowings, primarily due to repayment of existing equipment debt.

INCOME TAXES

     The Company recorded no income tax expense in the five-month periods ended June 30, 2001 or 2000. The Company has sufficient net operating loss carryforwards to offset any taxable income for at least the next several years.

NET LOSS

     The Company incurred a net loss of approximately $2.0 million, or $0.47 per basic and diluted share, in the five months ended June 30, 2001 compared to a net loss of $512,000, or $0.19 per basic and diluted share, in the five months ended June 30, 2000. The increase in net loss in fiscal period 2001 resulted primarily from reductions in product sales and delivery service margins; increased costs related to equipment maintenance; and increases in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's business requires it to expend substantial funds for fuel, labor and equipment costs before any payments are received from customers. Fuel purchased by the Company for resale to customers must generally be paid for within 10 to 15 days of purchase; labor costs and related taxes are paid bi-weekly; equipment related expenses are generally paid within 30 days; and repayments on equipment financing obligations are paid monthly. The Company bills its customers weekly and generally collects the majority of its accounts within 35 to 40 days. Days sales outstanding at June 30, 2001 was 42 days compared to 36 days sales outstanding at June 30, 2000.

     Costs associated with the Company's vehicle fleet, including depreciation, interest and insurance; decreases in product sales and delivery service margins; increased general and administrative expenses; restructuring of the marketing, operations and management functions; and reduced volumes of fuel delivered have continued to negatively impact operating results in July 2001.

     Initiatives undertaken by the Company are expected to improve its operating results by reducing operating costs and increasing revenues. These include:

       o Review of field operating expenses, primarily payroll and vehicle maintenance costs. The Company is seeking to reduce these costs by analyzing and restructuring delivery routes and schedules to improve labor efficiency and vehicle utilization and implementing new repair and maintenance policies

       o Evaluation of the current overhead structure of the Company and implementation of cost reductions where feasible

       o Review and increase service pricing on certain lower margin accounts

       o Addition of marketing and sales personnel to market the Company's fuel sales and services and increase product volumes sold and delivered and related revenues

       o Raise additional operating capital by completing a $2.5 million private placement of common stock in January and February 2001, securing $1.0 million in financing in April 2001, securing an additional $600,000 in financing in July 2001, and raising $500,000 through the private placement of common stock in August 2001.

     The current level of the Company's cash reserves, and its ongoing operating losses raise questions about its ability to continue as a going concern. The Company's ability to successfully implement its strategic plans and continue to improve its operations is dependent upon a number of factors, some of which are beyond its control, such as the level of demand for the Company's products, changes in market conditions in the transportation or petroleum industries including the entry of new competitors, the availability of sufficient debt or equity capital to sustain and grow the Company's business, adverse regulatory actions, the availability of qualified workers to provide the level of service required by customers, the success of the Company's marketing, pricing and other business strategies, as well as economic conditions, particularly in the geographic areas served by the Company. There is no assurance that the Company's operating results or financial condition will improve in the future.

     The mobile fueling business is capital intensive and the Company will continue to require substantial capital in order to operate its business. The Company's cash resources are limited because its cash flows from operating, financing and investing activities have been used to fund operating losses; meet the Company's working capital requirements; and repay term equipment debt. The Company's current cash reserves availability under its line of credit and from expected operating cash flow may not be sufficient to meet the Company's short term cash requirements. The Company is undercapitalized and to continue operations will require additional equity or debt financing to strengthen its financial position; restore profitability with respect to existing operations; and support expansion into new markets. The Company is currently exploring alternatives to raise additional capital through the issuance of additional debt and/or equity securities. If the Company is unable to obtain additional equity or debt financing in the near term, the Company may be required to reduce the scope of its operations and may not be able to pay its operating expenses. If additional funds are raised through the issuance of equity securities, shareholders of the Company may experience dilution. The Company has no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

     The Company had outstanding borrowings of $6.9 million as of June 30, 2001 under a $10.0 million bank line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Based on eligible receivables outstanding at June 30, 2001, the line was almost fully drawn as of that date. Interest is payable monthly at 2.0% over the prime rate (6.75% as of June 30, 2001) and outstanding borrowings under the line are secured by substantially all of the Company's assets. The credit agreement contains covenants requiring the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of June 30, 2001, the Company was in compliance with these requirements. In April 2001, the due date of the line of credit was extended to April 30, 2002. A renewal fee of $100,000 is payable in six equal monthly installments commencing June 1, 2001 and a termination fee of $100,000 is payable upon the termination of the lending arrangement.

     At June 30, 2001, the Company had no purchase commitments for the purchase of additional fuel trucks since its present fleet is anticipated to meet future delivery requirements.

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

     In August 2001, the Company issued 333,333 shares of common stock in a private placement, at $1.50 per share. The Company is obligated to register the resale of all such shares through the filing of Form S-3 no later than October 31, 2001. The Company believes these issuances were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 of Regulation
D promulgated thereunder.   The Company may privately place additional
shares during the quarter ending September 30, 2001.

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

          FOR         AGAINST        ABSTAIN    BROKER NON VOTES
       1,848,206       20,200           --          824,194

     The proposal was passed.

     PROPOSAL #2 - Adopt the 2000 Stock Option Plan

          FOR         AGAINST        ABSTAIN    BROKER NON VOTES
       1,730,469      135,837         2,100         824,194

     The proposal was passed.

     PROPOSAL # 3 - Approve a Private Placement of Common Stock

          FOR         AGAINST        ABSTAIN    BROKER NON VOTES
       1,832,606       32,300         3,500         824,194

     The proposal was passed.

The Company held its annual shareholders meeting on July 19, 2001. The matters submitted to a vote of the shareholders and the results of voting follow:

     PROPOSAL #1 - Elect seven directors to the Company's Board of Directors, to serve until the next Annual Meeting of Shareholders or until their successors are elected

          FOR         AGAINST        ABSTAIN    BROKER NON VOTES
       3,784,655       9,100            --          563,168

     All of the directors were elected with the same vote for each one.

     PROPOSAL #2 - Approve the 2001 Directors Stock Option Plan

          FOR         AGAINST        ABSTAIN    BROKER NON VOTES
       3,174,008       33,452        586,295        563,168

     The proposal was passed.

     PROPOSAL # 3 - Approve the appointment of KPMG, LLP as the Company's independent auditors for the fiscal year ended January 31, 2002

          FOR         AGAINST        ABSTAIN    BROKER NON VOTES
       3,786,649       1,130          5,976         563,168

     The proposal was passed.

ITEM 5

 OTHER INFORMATION

     None.

ITEM 6

 EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: None.

     (b)  Reports on Form 8-K:

          1) The Company filed a report on Form 8-K on February 28, 2001 to report the closing of a $2.5 million private placement of its common stock and the hiring of two new executive officers.

          2) The Company filed a report on Form 8-K on July 19, 2001 to report a change in fiscal year-end from January 31 to June 30, effective June 30, 2001.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                STREICHER MOBILE FUELING, INC.


August 31, 2001                 By:  /s/ David S. Clodfelter
                                   David S. Clodfelter
                                   Senior Vice President and
                                    Chief Financial Officer