Form 10-Q
period 2001-09-30
STREICHER MOBILE FUELING INC
filed 2001-11-14
CIK 1024452

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X]QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF  THE  SECURITIES
   EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2001
                                    OR

[ ]TRANSITION  REPORT  PURSUANT TO SECTION 13 OF 15(D) OR  THE  SECURITIES
   EXCHANGE ACT OF 1934

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

                              (954) 308-4200
             (Issuer's telephone number, including area code)


     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.
Yes [X].    No [ ].

     As of November 14, 2001, 4,500,870 shares of the Registrant's common stock were outstanding.



                      STREICHER MOBILE FUELING, INC.

                                 FORM 10-Q

                                   INDEX

Form 10-Q Part and Item No.
---------------------------

  Part I-Financial Information

     Item 1. Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of
              September 30, 2001 (unaudited) and
              June 30, 2001 (unaudited)                        3

             Condensed Consolidated Statements of Operations
              for the three months ended
              September 30, 2001 (unaudited)
              and 2000 (unaudited)                             4

             Condensed Consolidated Statements of Cash Flows
              for the three months ended
              September 30, 2001(unaudited)
              and 2000 (unaudited)                             5

             Notes to Condensed Consolidated Financial
              Statements (unaudited)                           6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations     9

     Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                                13

  Part II - Other Information

     Items 1 - 6                                              14
     Signature Page                                           15


              STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2001 and JUNE 30, 2001
                                (Unaudited)


                 ASSETS                 September 30, 2001  June 30, 2001
                 ------                 ------------------  -------------

Current Assets:
  Cash and cash equivalents               $     162,954  $       6,206
  Restricted cash                               239,695        224,232
  Accounts receivable, net                    9,678,413      8,669,199
  Inventories                                   260,985        253,705
  Prepaid expenses and
   other current assets                         307,272        587,914
                                           ------------    -----------
     Total current assets                    10,649,319      9,741,256
                                           ------------   ------------

Property and Equipment:
  Land                                          223,579        223,579
  Leasehold improvements                        139,987        139,987
  Fuel trucks and automobiles                14,684,012     14,842,878
  Machinery and equipment                     1,073,785      1,054,031
  Furniture and fixtures                        288,235        285,760
  Construction in process                         6,713         29,977
                                           ------------   ------------
                                             16,416,311     16,576,212
     Less accumulated depreciation
     and amortization                        (5,247,778)    (4,927,278)
                                           ------------   ------------
                                             11,168,533     11,648,934
                                           ------------   ------------

Account receivable from related party           595,383        583,015
Other assets                                    202,535        220,678
                                           ------------   ------------

     Total assets                         $  22,615,770  $  22,193,883
                                           ============    ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
  Bank overdraft                          $     293,791  $     318,349
  Bank line of credit payable                 7,321,590      6,904,465
  Current portion of long-term debt           2,210,195      2,153,876
  Accounts payable                            2,088,029      2,365,594
  Accrued expenses                              669,360        966,990
  Customer deposits                             117,095        124,495
                                           ------------   ------------
     Total current liabilities               12,700,060     12,833,769

Long-term Liabilities:
  Convertible subordinated promissory
   notes, excluding current portion           2,400,400      1,000,400
  Long-term debt, excluding current portion   4,290,873      5,028,144
                                           ------------   ------------

     Total liabilities                       19,391,333     18,862,313
                                           ------------   ------------

Shareholders' Equity:
  Common stock                                   45,009         43,675
  Additional paid-in capital                  8,162,573      7,963,907
  Retained deficit                           (4,983,145)    (4,676,012)
                                           ------------   ------------
     Total shareholders' equity               3,224,437      3,331,570
                                           ------------   ------------

     Total liabilities and
      shareholders' equity                $  22,615,770  $  22,193,883
                                           ============   ============

              STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTH PERIODS ENDED
                        SEPTEMBER 30, 2001 and 2000
                                (Unaudited)


                                               2001              2000
                                          -------------  -------------

Revenues                                  $  12,299,055  $  16,575,388
Fuel taxes                                    4,309,906      5,275,075
                                           ------------   ------------
  Total revenues                             16,608,961     21,850,463
                                           ------------   ------------

Cost of sales                                11,132,375     15,578,619
Fuel taxes                                    4,309,906      5,275,075
                                           ------------   ------------
  Total cost of sales                        15,442,281     20,853,694
                                           ------------   ------------

  Gross profit                                1,166,680        996,769

Selling, general and administrative expenses  1,134,076        641,236
                                           ------------   ------------

  Operating profit                               32,604        355,533

Interest expense                               (353,384)      (408,140)
Interest and other income                        13,647         14,128
                                           ------------   ------------
  Net loss                                $    (307,133)  $    (38,479)
                                           ============   ============

Basic and diluted loss per share                  (0.07)         (0.01)
                                           ============   ============

Basic and diluted weighted average
 common shares outstanding                    4,380,870      2,712,600
                                           ============   ============

              STREICHER MOBILE FUELING, INC, AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 and 2000
                                (Unaudited)


                                                2001           2000
                                               -----          -----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $   (307,133)  $    (38,479)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
  Depreciation and amortization                 370,221        340,987
  (Gain) loss on disposal of asset               (9,748)         4,564
  Provision for doubtful accounts                24,500         22,500
  Changes in operating assets
   and liabilities:
     Increase in restricted cash                (15,463)      (224,656)
     Increase in accounts receivable         (1,033,714)    (1,044,057)
     Increase in inventories                     (7,280)       (57,909)
     Decrease in prepaid expenses and other
      current assets                            280,642        133,792
     Decrease in other assets                    18,143         17,324
     (Decrease) increase in accounts payable   (297,630)       (92,987)
     Decrease in customer deposits               (7,400)              -
                                           ------------   ------------
     Net cash used in
      operating activities                   (1,262,427)      (691,940)
                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment            (4,575)      (270,510)
  Proceeds from disposal of equipment           110,797              -
  Account receivable from related party         (12,368)        (6,780)
                                           ------------   ------------
     Net cash provided by (used in)
      investing activities                       93,854       (277,290)
                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in bank overdraft                    (24,558)       (20,378)
  Net borrowings under line of credit           417,125      1,013,418
  Proceeds from issuance of convertible
   subordinated promissory notes              1,400,000        200,000
  Borrowings under long-term debt                     -        302,906
  Principal payments on long-term debt         (667,246)      (427,286)
  Proceeds from issuance of common stock        200,000              -
                                           ------------   ------------
     Net cash provided by
      financing activities                    1,325,321      1,068,660
                                           ------------   ------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                               156,748         99,430

CASH AND CASH EQUIVALENTS,
 beginning of period                              6,206         75,656
                                           ------------   ------------
CASH AND CASH EQUIVALENTS,
 end of period                            $     162,954  $     175,086
                                           ============   ============

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
  Cash paid for-
     Interest                             $     335,784  $     399,087
                                           ============   ============
     Income taxes                         $           -  $           -
                                           ============   ============

                      STREICHER MOBILE FUELING, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2001 AND 2000
                                (Unaudited)

(1)  NATURE OF OPERATIONS

     Streicher Mobile Fueling, Inc. (the "Company") delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). At September 30, 2001, the Company had operations in California, Florida, Georgia, Tennessee and Texas.

(2)  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiary, Streicher Realty, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     Effective July 19, 2001, the Company changed its fiscal year-end from January 31 to June 30. The five-month transition period of February 1, 2001 through June 30, 2001 ("transition period") preceded the start of the new fiscal year.

     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current period presentation. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

(3)  WORKING CAPITAL AND CAPITAL RESOURCES

     The Company has used its working capital to finance ongoing operations and to undertake certain business initiatives to improve operating results. The primary business initiatives that the Company has funded with its working capital have been the reestablishment and continuing expansion of its marketing and sales function, the installation of a new senior management team, and the development of the underlying administration infrastructure required to support the Company's various business initiatives. At September 30, 2001, the Company had a working capital deficit of $2.1 million, as compared to a working capital deficit of $3.1 million at June 30, 2001.

     The Company has generated its working capital primarily through proceeds from convertible subordinated promissory notes and private placement of common stock, borrowings under its bank line of credit, and cash generated from operations. During the quarter ended September 30, 2001, the Company raised additional operating capital by securing $1.4 million in financing and raising $200,000 through the private placement of common stock. The Company secured an additional $300,000 in financing in October 2001. The Company had outstanding borrowings of $7.3 million as of September 30, 2001 under a $10.0 million bank line of credit.

     Net operating losses incurred by the Company over prior periods have resulted in reduced working capital available for the Company's operations. As a result, the Company has received "going concern" opinions from its auditors for the fiscal years ended January 31, 2001 and 2000. The Company's ability to successfully implement its strategic plans and continue to improve its operating performance is dependent upon a number of factors, some of which are beyond its control. There is no assurance that the Company's operating results or financial conditions will improve in the future. Should additional funding be required to finance ongoing operations, there can be no assurance that any additional funding will be available to the Company on acceptable terms, or at all, as the Company has no current arrangements with respect to, or sources or, additional financing.

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

     At September 30, 2001, 2,448,352 options and warrants were outstanding at prices ranging from $1.50 to $9.49 per share. At September 30, 2000, 1,645,452 options and warrants were outstanding at prices ranging from $3.00 to $9.49 per share. On November 7, 2001, the Company extended the exercise period for all outstanding warrants from December 11, 2001 to December 11, 2002.

(5)  CONVERTIBLE SUBORDINATED PROMISSORY NOTES

     On April 20, 2001, the Company issued $1.0 million of convertible subordinated promissory notes to three shareholders. The notes are due on August 31, 2003 and bear interest at 1% over the prime interest rate announced from time to time by the Company's principal lender. At the Company's option, the interest on the notes may be paid in Company stock, with the stock value based on the average market price of the stock for the quarter in which interest is due. The notes contain a conversion feature entitling the note holder to convert the note balance into common stock of the Company at the rate of $1.35 per share.

     On July 11, 2001, the Company issued $600,000 of convertible subordinated promissory notes to three shareholders. The notes are due on August 31, 2003 and bear interest at 1% over the prime interest rate announced from time to time by the Company's principal lender. With the consent of the Payee, the interest on the notes may be paid in Company stock, with the stock value based on the average market price of the stock for the quarter in which interest is due. The notes provide the note holder the right and option to request a prepayment of the outstanding principal amount and accrued interest thereon from the net proceeds of any issuance or sale by the Company of equity or debt securities from and after July 6, 2001. The notes contain a conversion feature entitling the note holder to convert the note balance into common stock of the Company at the rate of $1.35 per share.

     In September of 2001, the Company issued $800,000 of convertible subordinated promissory notes to three shareholders. The notes are due on August 31, 2003 and bear interest at 3% over the prime interest rate announced from time to time by the Company's principal lender. With the consent of the Payee, the interest on the notes may be paid in Company stock, with the stock value based on the average market price of the stock for the quarter in which interest is due. The notes provide the note holder the right and option to request a prepayment of the outstanding principal amount and accrued interest thereon from the net proceeds of any issuance or sale by the Company of equity or debt securities from and after July 6, 2001. The notes contain a conversion feature entitling the note holder to convert the note balance into common stock of the Company at the rate of $1.35 per share

     It is management's opinion that, irrespective of the issuance of debt or equity securities by the Company, none of the note holders of the convertible subordinated promissory notes will request repayment of the outstanding principal amount and accrued interest thereon within the next year.

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

     In April 2001, the Company relocated its corporate offices and simultaneously entered into a lease agreement for its new corporate offices. In conjunction with the change in corporate offices and upon entering into the Sublease, the Company essentially abandoned the Property.

     As the Property is marketable from a sales and sublease standpoint, it is grandfathered under an ordinance change that allows heavy equipment to be stored at the Property and the subleasee is currently negotiating to purchase the Property from the Company's former President and Chief Executive Officer, management believes that a loss contingency as defined in SFAS No. 5, "Accounting for Contingencies" as of September 30, 2001 has not occurred and therefore the remaining lease payments called for under the Lease have not been reflected in the accompanying condensed consolidated financial statements. The remaining lease payments called for under the Lease approximate $539,000.

(7)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002.

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

     In July 2001, the FASB issued SFAS 143 "Standard on Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.


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

     The Company sells fuel at prices based upon the daily market averages in each operating location and provides delivery services at a fixed price per gallon. Revenue levels can vary depending on the upward or downward movement of fuel prices in each market. The Company has revamped its marketing and sales function in order to increase the volume of mobile and bulk fueling business. The Company believes that there are opportunities for the Company to increase the volume of fuel sold and delivered, although such volume growth is dependent upon a number of business and economic factors, some of which are beyond the Company's control, such as the success of the Company's marketing, pricing and other business strategies, the availability of qualified workers to provide the level of service required by customers, the availability of sufficient debt or equity capital to grow the Company's business, and changes in market conditions in the transportation or petroleum industries including the actions of competitors.

BUSINESS INITIATIVES

     The Company has undertaken initiatives that are expected to improve its operating results by increasing revenues and reducing operating costs. These include:

       o Review and increase of service pricing on certain lower margin accounts.

       o Addition of marketing and sales personnel to market the Company's fuel sales and services and increase product volumes sold and delivered and related revenues.

       o Review of field operating expenses, primarily payroll and vehicle maintenance costs. The Company is seeking to reduce these costs by analyzing and restructuring delivery routes and schedules to improve labor efficiency and vehicle utilization and by implementing new repair and maintenance policies

       o Evaluation of the current overhead structure of the Company and implementation of cost reductions where feasible

       o Raise additional operating capital to meet the Company's working capital requirements and repay term equipment debt as the Company implements the aforementioned marketing, sales, and field operations initiatives and upgrades its operational and technological infrastructure to enable it to better meet both current and anticipated business requirements.

     For the three months ended September 30, 2001, the Company has begun to realize increased revenues and reduced costs as a result of these business initiatives. Gross Profit increased approximately 136% compared to the gross profit for three months ended June 30, 2001. EBITDA ("Earnings Before Interest Expense, Taxes, Depreciation and Amortization") for the three months ended September 30, 2001 was approximately $416,000, representing an increase of approximately $901,000 over EBITDA of $(484,856) for the three months ended June 30, 2001. The average margin per delivered gallon of fuel increased approximately 108% compared to the average margin per delivered gallon of fuel for the three months ended June 30, 2001. The Company's operating results improved steadily throughout the three-month period ended September 30, 2001, such that for the month of September 2001 the Company achieved net income and positive cash flows from operating activities after principal repayments on term equipment debt. While there can be no guarantee that there will be similarly positive results in future months, particularly in light of the inherent variability in the demand for fuels and related services, the Company believes that these results are representative of the ongoing positive trend in its operating results.

     Implementation of the Company's business initiatives resulted in the realization of significant benefits in several areas of the Company's operations over the course of the three-month period ended September 30, 2001. These include:

       o Increased service charges on certain lower-margin accounts contributed to the increase in gross profit. The Company's evaluation of profitability on the Company's accounts resulted in revised service charge pricing that increased gross margins while allowing the Company to continue to provide price-competitive service to these customers.

       o The addition of new, higher-margin accounts from the Company's reinvigorated marketing efforts throughout its geographical areas of operations contributed to the increase in gross profit.

       o Reduced direct operating costs in conjunction with increased deliveries of fuel. Average direct operating expenses per gallon of fuel delivered for the three-month period ended September 30, 2001 decreased approximately 16.7% compared to the three-month period ended June 30, 2001. This improvement enabled the Company to achieve an approximate $166,000 reduction in direct operating expenses, while increasing its deliveries of fuel for the three months ended September 30, 2001 by approximately 12.5% compared to the three-month period ended June 30, 2001. These cost reductions came from the Company's program to improve its labor efficiency and vehicle utilization through optimization of delivery route logistics and increased controls and improved processes for conducting fleet repairs and maintenance.

       o Reduced overhead costs through selective personnel reductions and attrition, along with a more effective allocation of responsibilities among the Company's workforce. As a result of this initiative, selling, general, and administrative expenses (excluding depreciation expense) for the three months ended September 30, 2001 decreased by approximately $236,000, or 17.6%, compared to the three months ended June 30, 2001.

       o Strengthening the Company's financial resources by raising additional operating capital through $1.4 million in new financing during the three-month period ended September 2001, in addition to the $200,000 raised through a private placement of the Company's common stock in August 2001. The Company also secured an additional $300,000 in financing in October 2001 to meet short-term cash requirements.

OPERATING DATA (UNAUDITED)

     The following table and discussion highlights the operating results of the Company for the indicated periods:


                                        Three Months Ended
                           -------------------------------------------
                           September 30,  September 30,         %
                                2001           2000           Change
                           -------------  -------------       ------

Revenues                   $  16,608,961  $  21,850,463       (24.0)
Cost of sales:
  Cost of fuel                12,462,797     17,554,605       (29.0)
  Direct operating
   expenses                    2,637,589      2,969,127       (11.2)
  Depreciation expense           341,895        329,962         3.6
                            ------------   ------------

Gross profit                   1,166,680        996,769        17.0

SG&A expense (exclusive
 of depreciation)              1,105,750        630,211        75.5
Interest expense                 353,384        408,140       (13.4)
Depreciation expense              28,326         11,025       156.9
Interest income                  (13,647)       (14,128)        3.4
                            ------------   ------------

Net loss                   $    (307,133)  $    (38,479)
                            ============   ============

EBITDA                     $     416,472  $     710,648

Gallons of fuel delivered     15,493,716     14,591,748         6.2

Average direct operating
  expense per gallon of
  fuel delivered           $       0.170  $       0.203       (16.3)

Average margin per gallon
   of fuel delivered       $       0.075  $       0.068        10.3

                                        Three Months Ended
                           -------------------------------------------
                           September 30,     June 30,           %
                                2001           2001           Change
                           -------------  -------------       ------

Revenues                   $  16,608,961  $  17,794,389        (6.7)
Cost of sales:
  Cost of fuel                12,462,797     14,147,493       (11.9)
  Direct operating
   expenses                    2,637,589      2,803,367        (5.9)
  Depreciation expense           341,895        348,711        (2.0)
                            ------------   ------------

Gross profit                   1,166,680        494,818       135.8

SG&A expense (exclusive
 of depreciation)              1,105,750      1,341,562       (17.6)
Interest expense                 353,384        351,808         0.4
Depreciation expense              28,326         27,356         3.5
Interest income                  (13,647)       (13,177)         3.6
                            ------------   ------------

Net loss                   $    (307,133)  $ (1,212,731)
                            ============   ============

EBITDA                     $     416,472  $   (484,856)

Gallons of fuel delivered     15,493,716     13,774,212        12.5

Average direct operating
 expense per gallon of
 fuel delivered            $       0.170  $       0.204       (16.7)

Average margin per gallon
 of fuel delivered         $       0.075  $       0.036       108.3

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

     Revenue decreased $5.2 million, or 24.0%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The decrease in revenue resulted from a decrease in the wholesale price of gasoline and diesel fuel. The Company delivered 15.5 million gallons of fuel to its customers in the three months ended September 30, 2001, an increase of 6.2% compared to the 14.6 million gallons delivered in the three months ended September 30, 2000.

GROSS PROFIT

     Gross profit increased approximately $170,000, or 17%, in the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The average margin per delivered gallon of fuel in the three months ended September 30, 2001 was 7.5 cents compared to 6.8 cents in the three months ended September 30, 2000. The increase in gross profit was due primarily to new, higher-margin accounts, increased service charges on some lower margin accounts, and reduced direct operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUSIVE OF DEPRECIATION)

     Selling, general and administrative expenses, exclusive of depreciation, increased approximately $476,000, or 75.5%, in the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The increase in these expenses primarily resulted from increases in payroll costs associated with a restructuring of the marketing, information technology and management functions; increases in direct marketing and sales payroll; and increases in insurance expense and legal fees.

INTEREST EXPENSE

     Interest expense decreased approximately $55,000, or 13.4%, in the three months ended September 30, 2001 compared to the three months ended September 30, 2000 as a result of decreased borrowings, primarily due to repayment of existing equipment debt.

INCOME TAXES

     The Company recorded no income tax expense in the three-month periods ended September 30, 2001 or 2000. The Company has sufficient net operating loss carryforwards to offset any taxable income for at least the next several years.

EBITDA

     Earnings before interest, taxes, depreciation, and amortization decreased approximately $294,000 in the three months ended September 30, 2001 compared to the same period of 2000. The decrease was primarily due to increased selling, general, and administrative costs associated with the restructuring of the marketing, information technology and management functions during 2001, offset to a certain extent by an increase in gross profit and lower interest expense over the comparable periods.



COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED JUNE 30, 2001

REVENUES

     Revenue decreased $1.2 million, or 6.7%, for the three months ended September 30, 2001 compared to the three months ended June 30, 2001. The decrease in revenue resulted from a decrease in the wholesale price of gasoline and diesel fuel. The Company delivered 15.5 million gallons of fuel to its customers in the three months ended September 30, 2001, an increase of 12.5% compared to the 13.8 million gallons delivered in the three months ended June 30, 2001.

GROSS PROFIT

     Gross profit increased approximately $672,000, or 135.8%, in the three months ended September 30, 2001 compared to the three months ended June 30, 2001. The average margin per delivered gallon of fuel in the three months ended September 30, 2001 was 7.5 cents compared to 3.6 cents in the three months ended June 30, 2001. The increase in gross profit was due primarily to higher-margin new accounts and increased service charges on certain lower margin accounts as well as a decrease in labor costs for the Company's field operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUSIVE OF DEPRECIATION)

     Selling, general and administrative expenses, exclusive of depreciation, decreased approximately $236,000, or 17.6%, in the three months ended September 30, 2001 compared to the three months ended June 30, 2001. The decrease in these expenses primarily resulted from decreases in payroll costs associated with a restructuring of the marketing, information technology and management functions.

INTEREST EXPENSE

     Interest expense increased approximately $2,000, or 0.4%, in the three months ended September 30, 2001 compared to the three months ended June 30, 2001. Interest expense remained relatively unchanged during these periods despite an increase in debt outstanding due to lower interest rates on variable rate debt.

INCOME TAXES

     The Company recorded no income tax expense in the three-month periods ended September 30, 2001 or June 30, 2001. As previously noted, the Company has sufficient net operating loss carryforwards to offset any taxable income for at least the next several years.

EBITDA

     Earnings before interest, taxes, depreciation, and amortization increased approximately $901,000 in the three months ended September 30, 2001 compared to the three months ended June 30, 2001. The increase was primarily due to increased gross profit and reduced selling, general and administrative expenses.



CAPITAL RESOURCES AND LIQUIDITY

     The mobile fueling business is capital intensive. While the Company has sustained net losses in recent financial periods, it has been able to raise the capital necessary to meet operating requirements over those periods. The Company's improvement in operating performance throughout the three-month period ended September 30, 2001 has reduced the Company's reliance on raising additional capital to meet its ongoing operating requirements. While there are no assurances that additional capital will not be required to meet future operating requirements, the Company believes that it will be able to meet these requirements in the near term utilizing its existing working capital and bank line of credit. The Company believes that it can expand its business in existing markets and enter into new markets without additional significant expenditures.

     The Company had outstanding borrowings of $7.3 million as of September 30, 2001 under a $10.0 million bank line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Based on eligible receivables outstanding at September 30, 2001, the line was almost fully drawn as of that date. Interest is payable monthly at 2.0% over the prime rate (6.0% as of September 30, 2001) and outstanding borrowings under the line are secured by substantially all of the Company's assets. The credit agreement contains covenants requiring the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of September 30, 2001, the Company was in compliance with these requirements. In April 2001, the due date of the line of credit was extended to April 30, 2002.
A renewal fee of $100,000 is payable in six equal monthly installments commencing June 1, 2001 and a termination fee of $100,000 is payable upon the termination of the lending arrangement.

     The Company's business requires it to expend substantial funds for fuel, labor and equipment costs before any payments are received from customers. Fuel purchased by the Company for resale to customers must generally be paid for within 10 to 15 days of purchase; labor costs and related taxes are paid bi-weekly; equipment related expenses are generally paid within 30 days; and repayments on equipment financing obligations are paid monthly. The Company bills its customers weekly and generally collects the majority of its accounts within 30 to 60 days. Days sales outstanding at September 30, 2001 and September 30, 2000 were 51 and 40, respectively.

     At September 30, 2001, the Company had no purchase commitments for the purchase of additional fuel trucks since its present fleet is anticipated to meet future delivery requirements.

     A significant portion of the Company's outstanding debt bears interest at variable interest rates. As a result, the Company's financial results may be impacted by significant increases or decreases in interest rates.


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

PART II.   OTHER INFORMATION

ITEM 1

  LEGAL PROCEEDINGS

     None.

ITEM 2

  CHANGES IN SECURITIES

     In August 2001, the Company issued 133,333 shares of common stock in a private placement, at $1.50 per share. While those shares were sold in a private offering to "accredited investors" exempt from registration under the Securities Act of 1933 pursuant to Sections 4(2) and 4(6) and Rule 506 of Regulation D promulgated thereunder, the Company intends to register the shares sold in the offering for resale by filing a Form S-3 registration statement with the Securities and Exchange Commission after the completion of the private placement. Because that offering is currently scheduled to continue until November 30, 2001, the Company believes it is likely that it will sell additional shares during the quarter ending December 31, 2001.

ITEM 3

  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4

  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5

  OTHER INFORMATION

     None.

ITEM 6

  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: None.

     (b)  Reports on Form 8-K:

          1) The Company filed a report on Form 8-K on July 19, 2001 to report a change in fiscal year-end from January 31 to June 30, effective June 30, 2001.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                STREICHER MOBILE FUELING, INC.


November 14, 2001               By:  /s/ David S. Clodfelter
                                     David S. Clodfelter
                                     Senior Vice President and Chief
                                     Financial Officer