Form 10-Q
period 2001-12-31
STREICHER MOBILE FUELING INC
filed 2002-02-14
CIK 1024452

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

[X]QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
   EXCHANGE ACT OF 1934
             For the quarterly period ended December 31, 2001
                                    OR

[ ]TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES
   EXCHANGE ACT OF 1934

                     Commission File Number 000-21825


                      STREICHER MOBILE FUELING, INC.
                 (Exact name of registrant as specified in
                               its charter)

           Florida                                65-0707824
   (State of Incorporation)          (IRS Employer Identification Number)

800 West Cypress Creek Road, Suite 580, Fort Lauderdale, Florida,33309
       (Address of principal executive offices)               (Zip Code)

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

     As of February 14, 2002, 7,202,522 shares of the Registrant's common stock were outstanding.

                      STREICHER MOBILE FUELING, INC.

                                 FORM 10-Q

                                   INDEX

Form 10-Q Part and Item No.
---------------------------

Part I-Financial Information

  Item 1.Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of December 31,
          2001 (unaudited) and June 30, 2001 (unaudited)               3

         Condensed Consolidated Statements of Operations for the
          three and six months ended December 31, 2001 (unaudited)
          and 2000 (unaudited)                                         4

         Condensed Consolidated Statements of Cash Flows for the
          six months ended December 31, 2001(unaudited) and 2000
          (unaudited)                                                   5

         Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                   6

  Item 2.Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                         9

  Item 3.Quantitative and Qualitative Disclosures About Market Risk    17

Part II - Other Information

  Items 1 - 6                                                          17

  Signature Page                                                       19



              STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2001 and JUNE 30, 2001
                                (Unaudited)



                 ASSETS                      December 31,       June 30,
                                                 2001             2001
----------------------------------------     -----------        --------

Current Assets:
  Cash and cash equivalents               $     182,610  $         6,206
  Restricted cash                               335,875          224,232
  Accounts receivable, net                    7,011,201        8,669,199
  Inventories                                   222,379          253,705
  Prepaid expenses and other
   current assets                               546,236          587,914
                                          -------------     ------------
      Total current assets                    8,298,301        9,741,256
                                          -------------     ------------

Property and Equipment:
  Land                                          223,579          223,579
  Leasehold improvements                        139,987          139,987
  Fuel trucks and automobiles                14,684,012       14,842,878
  Machinery and equipment                     1,097,842        1,054,031
  Furniture and fixtures                        291,412          285,760
  Construction in process                        44,493           29,977
                                          -------------    -------------
                                             16,481,325       16,576,212
      Less accumulated depreciation
       and amortization                      (5,609,657)      (4,927,278)
                                          -------------    -------------
                                             10,871,668       11,648,934
                                          -------------    -------------

Account receivable from related party           608,306          583,015
Other assets                                    235,466          220,678
                                          -------------    -------------

      Total assets                        $  20,013,741    $  22,193,883
                                          =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank overdraft                          $     172,492    $     318,349
  Bank line of credit payable                 5,849,896        6,904,465
  Current portion of long-term debt           2,218,516        2,153,876
  Accounts payable                            1,628,432        2,365,594
  Accrued expenses                              768,242          966,990
  Customer deposits                             139,095          124,495
                                          -------------    -------------
      Total current liabilities              10,776,673       12,833,769

Long-term Liabilities:
  Convertible subordinated promissory
   notes, excluding current portion           2,700,400        1,000,400
  Long-term debt, excluding
   current portion                            3,793,321        5,028,144
                                          -------------    -------------

      Total liabilities                      17,270,394       18,862,313

Shareholders' Equity:
  Common stock                                   45,232           43,675
  Additional paid-in capital                  8,196,033        7,963,907
  Accumulated deficit                        (5,497,918)      (4,676,012)
                                          -------------    -------------
      Total shareholders' equity              2,743,347        3,331,570
                                          -------------    -------------
      Total liabilities and
       shareholders' equity               $  20,013,741    $  22,193,883
                                            ===========      ===========

         See Notes to Condensed Consolidated Financial Statements.




              STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE AND SIX MONTH PERIODS ENDED
                        DECEMBER 31, 2001 AND 2000
                                (Unaudited)



                   Three Month Period Ended       Six Month Period Ended
                        December 31,                   December 31,
                  -------------------------       ----------------------
                       2001           2000           2001          2000
                    ----------     ----------     ----------     --------

Revenues          $   9,867,192  $  16,348,134  $  22,166,247  $32,923,522
Fuel taxes            4,392,701      4,993,441      8,702,607   10,268,516
                  ------------   ------------   ------------   -----------
   Total revenues    14,259,893     21,341,575     30,868,854   43,192,038
                   ------------   ------------   ------------  -----------

Cost of sales         8,902,499     15,824,020     20,034,874   31,402,639
Fuel taxes            4,392,701      4,993,441      8,702,607   10,268,516
                   ------------   ------------   ------------  -----------
   Total cost
    of sales         13,295,200     20,817,461     28,737,481   41,671,155
                   ------------   ------------   ------------  -----------

   Gross profit         964,693        524,114      2,131,373    1,520,833

Selling, general
 and administrative
 expenses             1,146,626        727,193      2,280,702    1,368,429
                   ------------   ------------   ------------  -----------

   Operating (loss)
    profit             (181,933)      (203,079)      (149,329)     152,454

Interest expense       (347,006)      (430,997)      (700,390)    (839,137)
Interest and
 other income            14,166         25,833         27,813       39,961
                   ------------   ------------   ------------  -----------

   Net loss       $   (514,773)  $    (608,243)  $  (821,906)  $  (646,722)
                  ============   =============  ============   ===========

Basic and diluted
 loss per share   $      (0.11)  $       (0.22) $      (0.18)  $     (0.24)
                  ============   =============  ============   ===========

Basic and diluted
 weighted average
  common shares
  outstanding        4,520,994       2,712,600     4,451,319     2,712,600
                  ============   =============  ============   ===========

         See Notes to Condensed Consolidated Financial Statements.


              STREICHER MOBILE FUELING, INC, AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2001 and 2000
                                Unaudited)



                                                 2001              2000
                                              ---------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                $    (821,906)   $    (646,722)
   Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
   Depreciation and amortization                 732,097          694,383
   (Gain) loss on disposal of asset               (9,748)           4,564
   Provision for doubtful accounts                98,000           45,000
   Changes in operating assets and liabilities:
      (Increase) decrease in restricted cash    (111,643)          75,439
      Decrease (increase) in accounts
       receivable                              1,559,998         (682,595)
      Decrease (increase) in inventories          31,326          (56,036)
      Decrease (increase) in prepaid expenses
       and other current assets                   41,678         (412,784)
      Increase in other assets                   (14,788)         (11,978)
      Decrease in accounts payable              (737,162)         (49,660)
      Decrease in accrued expenses              (165,065)         (10,207)
      Increase in customer deposits               14,600                -
                                            ------------     ------------
     Net cash provided by  (used in)
      operating activities                       617,387       (1,050,596)
                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment           (69,586)        (250,137)
   Proceeds from disposal of equipment           124,503                -
   Account receivable from related party         (25,291)         (16,423)
                                           ------------      ------------
   Net cash provided by (used in)
    investing activities                          29,626         (266,560)
                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in bank overdraft                   (145,857)        (128,635)
   Net (payments) borrowings under
    line of credit                            (1,054,569)         848,734
   Proceeds from issuance of convertible
    subordinated promissory notes              1,700,000          500,000
   Borrowings under long-term debt                     -          194,830
   Principal payments on long-term debt       (1,170,183)               -
   Proceeds from issuance of common stock        200,000          (49,379)
                                            ------------     ------------
      Net cash (used in) provided by
       financing activities                     (470,609)       1,365,550
                                            ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS        176,404           48,394

CASH AND CASH EQUIVALENTS,
 beginning of period                               6,206           75,656
                                            ------------     ------------
CASH AND CASH EQUIVALENTS,
 end of period                             $     182,610   $      124,050
                                            ============    =============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
   Cash paid for-
      Interest                             $     624,724   $      831,085
                                            ============    =============

SUPPLEMENTAL SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES:
   Issuance of common stock in lieu
    of interest payment on subordinated
    convertible promissory notes           $      33,683   $            -
                                            ============   ==============



         See Notes to Condensed Consolidated Financial Statements.


                      STREICHER MOBILE FUELING, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001 AND 2000
                                (Unaudited)


(1)  NATURE OF OPERATIONS

     Streicher Mobile Fueling, Inc. (the "Company") delivers mechanized mobile fleet fueling and electronic fuel management primarily to customers that operate large fleets of vehicles (such as governmental agencies, utilities, major trucking lines, hauling and delivery services, and national courier services). At December 31, 2001, the Company had operations in California, Florida, Georgia, Tennessee and Texas.

     The Company generates all of its revenue from selling fuel and providing mobile fueling services. Revenue is comprised principally of sales of gasoline and diesel fuel and related delivery service charges. Cost of sales is comprised principally of the cost of fuel and transportation costs (primarily payroll and delivery vehicle operating expenses). Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authority. The Company sells fuel at prices based upon the daily market averages in each operating location and provides delivery services at a fixed price per gallon. Additionally, revenue levels will vary depending on the upward or downward movement of fuel prices in each market.

     The mobile fueling business traditionally experiences seasonal downturns in customer demand that results in decreased volumes of fuel delivered during the holiday periods in the months of November and
December, respectively.   These seasonal downturns may be offset earlier
during the fiscal year as a result of emergency fuel deliveries to certain customers in Florida that traditionally occur in the event of an impending or actual hurricane or severe tropical storm.

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

(3)  WORKING CAPITAL AND CAPITAL RESOURCES

     The Company has used its working capital to finance ongoing operations and to undertake certain business initiatives to improve operating results. The primary business initiatives that the Company has funded with its working capital have been the reestablishment and continuing expansion of its marketing and sales function, the installation of a new senior management team, and the development of the underlying administration infrastructure required to support the Company's various business initiatives. At December 31, 2001, the Company had a working capital deficit of $2.4 million, as compared to a working capital deficit of $3.1 million at June 30, 2001.

     The Company has generated its working capital primarily through proceeds from convertible subordinated promissory notes and private placement of common stock, borrowings under its bank line of credit, and cash generated from operations. During the quarter ended December 31, 2001, the Company raised additional operating capital by securing
$300,000 in financing. The Company had outstanding borrowings of $5.8 million as of December 31, 2001 under a $10.0 million bank line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. The Company drew down $70,000 above the 85% amount of eligible accounts receivable to be borrowed against as of December 31, 2001, due to differences in estimated accounts receivable daily balances versus actual accounts receivable daily balances. This amount was subsequently repaid and the Company received a bank waiver for the excess amount drawn on the line.

     Net operating losses incurred by the Company over prior periods have resulted in reduced working capital available for the Company's operations. The Company's ability to successfully implement its strategic plans and continue to improve its operating performance is dependent upon a number of factors, some of which are beyond its control. There is no assurance that the Company's operating results or financial conditions will improve in the future. Should additional funding be required to finance ongoing operations, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

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

     At December 31, 2001, 2,513,977 options and warrants were outstanding at prices ranging from $1.24 to $9.49 per share. At December 31, 2000, 1,642,152 options and warrants were outstanding at prices ranging from $3.00 to $9.49 per share. On November 7, 2001, the Company extended the exercise period for all outstanding warrants from December 11, 2001 to December 11, 2002.

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

     In October of 2001, the Company issued $300,000 of convertible subordinated promissory notes to three shareholders. The notes are due on August 31, 2003 and bear interest at 3% over the prime interest rate announced from time to time by the Company's principal lender. With the consent of the Payee, the interest on the notes may be paid in Company stock, with the stock value based on the average market price of the stock for the quarter in which interest is due. The notes provide the note holder the right and option to request a prepayment of the outstanding principal amount and accrued interest thereon from the net proceeds of any issuance or sale by the Company of equity or debt securities from and after July 6, 2001. The notes contain a conversion feature entitling the note holder to convert the note balance into common stock of the Company at the rate of $1.35 per share.

(6)  LEASES

     In April 2001, the Company relocated its corporate offices and simultaneously entered into a lease agreement for its new corporate offices.

     In May 2001, the Company entered into a lease agreement (the "Sublease") with an unrelated third party for the lease of the Company's former corporate offices (the "Property"). The term of the Sublease is two years and calls for monthly rental payments of $4,600 to be paid to the Company. The Company has been obligated under a lease agreement (the "Lease") dated July 31, 1993 for the Property with a majority shareholder and former President and Chief Executive Officer of the Company ("Lessor"). The Lease expires July 31, 2013.

     In January 2002, the Lessor canceled the Lease and the Company assigned the Sublease to the Lessor, effective February 1, 2002.

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

     Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142. SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. The implementation of these standards will have no impact on the Company's consolidated financial statements as the Company does not have any goodwill.

     In July 2001, the FASB issued SFAS 143 "Standard on Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. At this time, management is assessing the impact of the adoption of SFAS No. 143 on the Company's results of operations and financial position, if any.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS 144 is effective for fiscal years beginning after December 15, 2001. At this time, management is assessing the impact of the adoption of SFAS No. 144 on the Company's results of operations and financial position.

(8)  SUBSEQUENT EVENTS

     On January 15, 2002, certain holders of the Company's convertible subordinated promissory notes agreed to convert their aggregate $2,616,800 in debt to shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,323 shares of the Company's common stock. The convertible subordinated promissory notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The conversion will result in the Company recording a one time, non-cash interest charge of $240,776 in the quarter ending March 31, 2002, which has no impact on shareholders' equity. Information on the origin and nature of the convertible subordinated promissory notes is contained in note (5) herewith.

     Concurrent with that debt conversion, in January 2002 the Company raised an additional $500,000 through a private placement of the Company's common stock.

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

     The Company sells fuel at prices based upon the daily market averages in each operating location and provides delivery services at a fixed price per gallon. Revenue levels can vary depending on the upward or downward movement of fuel prices in each market. For the three and six month periods ended December 31, 2001, market prices for fuel were substantially lower than for the three and six month periods ended December 31, 2000, and were primarily responsible for the significant declines in both revenue and cost of sales for the three and six month periods ended December 31, 2001. Lower volumes of delivered gallons for the three and six month periods ended December 31, 2001, as compared to the three and six month periods ended December 31, 2000, also contributed to the declines in both revenue and cost of sales. These volume declines were due primarily to the elimination of lower-margin accounts, along with volume declines with certain customers whose levels of business activity (and associated fuel requirements) have been adversely impacted by the current economic recession.

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

     o Review of field operating expenses, primarily payroll and vehicle maintenance costs. The Company is seeking to reduce these costs by analyzing and restructuring delivery routes and schedules to improve labor efficiency and vehicle utilization and by implementing new repair and maintenance policies.

     o Evaluation of the current overhead structure of the Company and implementation of cost reductions where feasible.

     o Raise additional operating capital to meet the Company's working capital requirements and repay term equipment debt as the Company implements the aforementioned marketing, sales, and field operations initiatives and upgrades its operational and technological infrastructure to enable it to better meet both current and anticipated business requirements.

     For the three months ended December 31, 2001, the Company has continued to realize increased margins per gallon of fuel delivered, along with reduced costs as a result of these business initiatives. The average margin per delivered gallon of fuel increased approximately 8% compared to the average margin per delivered gallon of fuel for the three months ended September 30, 2001. Direct Operating Expenses decreased by approximately $273,000 compared to Direct Operating Expenses for the three months ended September 30, 2001. These factors contributed to mitigating the impact on revenues and gross profit due to discontinued operations at the Company's Northern California divisions over the course of the three months ended December 31, 2001. These discontinued operations were comprised primarily of low margin bulk deliveries of fuel on behalf of third parties. The gradual elimination of these operations over the course of the three months ended December 31, 2001 resulted in lower revenues, fuel costs, direct operating expenses, and overall gallons of fuel delivered as compared to the three months ended September 30, 2001.

     Implementation of the Company's business initiatives resulted in the continued realization of significant benefits in several areas of the Company's operations over the course of the three-month period ended December 31, 2001. These include:

     o Increased service charges on certain lower-margin accounts. The Company's evaluation of profitability on the Company's accounts resulted in revised service charge pricing that increased gross margins while allowing the Company to continue to provide price-competitive service to these customers.

     o The addition of new, higher-margin accounts from the Company's reinvigorated marketing efforts throughout its geographical areas of operations.

     o Reduced direct operating costs. These cost reductions came from the Company's program to improve its labor efficiency and vehicle utilization through optimization of delivery route logistics and increased controls and improved processes for conducting fleet repairs and maintenance.

     o Reduced overhead costs through selective personnel reductions and attrition, along with a more effective allocation of responsibilities among the Company's workforce.

     o Strengthening the Company's financial resources by raising additional operating capital through private placements of the Company's stock, in addition to issuance of convertible subordinated promissory notes, which were subsequently converted to shares of the Company's common stock in January 2002.

OPERATING DATA (UNAUDITED)

     The following table and discussion highlights the operating results of the Company for the indicated periods:


                                        Three Months Ended
                            -----------------------------------------

                             December 31,   December 31,      %
                                 2001           2000        Change
                             ------------   ------------   -------

Revenues                   $  14,259,893  $  21,341,575     (33.2)
Cost of sales:
  Cost of fuel                10,598,037     17,524,646     (39.5)
  Direct operating
   expenses                    2,364,224      2,951,787     (19.9)
  Depreciation expense           332,939        341,028      (2.4)
                            ------------    -----------
Gross profit                     964,693        524,114      84.1

SG&A expense (exclusive
  of depreciation)             1,117,689        714,826      56.4
Interest expense                 347,006        430,997     (19.5)
Depreciation expense              28,937         12,367     131.8
Interest income                 (14,166)       (25,833)     (45.2)
                            ------------    -----------

Net loss                   $    (514,773) $    (608,243)
                            ============   ============
EBITDA computation:
  Net loss                 $    (514,773) $    (608,243)
  Add back:
   Depreciation expense          361,876        353,395
   Interest expense              347,006        430,997
                            ------------    -----------
  EBITDA                   $     194,109  $     176,149
                            ============   ============

Other data:
  Gallons of fuel
   delivered                  11,906,163     13,328,874     (10.7)

  Average direct operating
   expense per gallon of
   fuel delivered          $       0.199  $       0.221     (10.0)

  Average margin per
   gallon  of fuel
   delivered               $       0.081  $       0.039     107.7


                                        Three Months Ended
                            -----------------------------------------

                             December 31,  September 30,      %
                                 2001           2001        Change
                             ------------   ------------   -------

Revenues                   $  14,259,893  $  16,608,961     (14.1)
Cost of sales:
  Cost of fuel                10,598,037     12,462,797     (15.0)
  Direct operating
   expenses                    2,364,224      2,637,589     (10.4)
  Depreciation expense           332,939        341,895      (2.6)
                            ------------    -----------

Gross profit                     964,693      1,166,680     (17.3)

SG&A expense (exclusive
  of depreciation)             1,117,689      1,105,750       1.1
Interest expense                 347,006        353,384      (1.8)
Depreciation expense              28,937         28,326       2.2
Interest income                  (14,166)       (13,647)      3.8
                            ------------    -----------

Net loss                   $    (514,773) $    (307,133)
                            ============   ============

EBITDA computation:
  Net loss                 $    (514,773) $    (307,133)
  Add back:
   Depreciation expense          361,876        370,221
   Interest expense              347,006        353,384
                            ------------    -----------
    EBITDA                 $     194,109  $     416,472
                            ============   ============

Other data:
  Gallons of fuel
   delivered                  11,906,163     15,493,716     (23.2)

  Average direct operating
   expense per gallon of
   fuel delivered          $       0.199  $       0.170      17.1

  Average margin per
   gallon  of fuel
   delivered               $       0.081  $       0.075       8.0

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2001 TO THREE MONTHS ENDED DECEMBER 31, 2000

REVENUES

     Revenue decreased $7.1 million, or 33.2%, for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. The decrease in revenue resulted primarily from a substantial decrease in the wholesale price of gasoline and diesel fuel. The Company delivered
11.9 million gallons of fuel to its customers in the three months ended December 31, 2001, a decrease of 10.7% compared to the 13.3 million gallons delivered in the three months ended December 31, 2000. The decrease in gallons delivered resulted primarily from the elimination of lower-margin accounts, along with volume declines with certain customers whose levels of business activity (and associated fuel requirements) have been adversely impacted by the current economic recession.

GROSS PROFIT

     Gross profit increased approximately $441,000, or 84.1%, in the three months ended December 31, 2001 compared to the three months ended December 31, 2000. The average margin per delivered gallon of fuel in the three months ended December 31, 2001 was 8.1 cents compared to 3.9 cents in the three months ended December 31, 2000. The increase in gross profit was due primarily to new, higher-margin accounts, increased service charges on some lower margin accounts, and reduced direct operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUSIVE OF DEPRECIATION)

     Selling, general and administrative expenses, exclusive of depreciation, increased approximately $403,000, or 56.4%, in the three months ended December 31, 2001 compared to the three months ended December 31, 2000. The increase in these expenses primarily resulted from increases in payroll costs associated with the reestablishment of a marketing and sales department and program (including direct marketing) which had been previously eliminated, together with the restructuring of the management, operations, and information technology departments and related personnel; increases in insurance expense and legal fees; and an increase in the reserve for doubtful accounts.

INTEREST EXPENSE

     Interest expense decreased approximately $84,000, or 19.5%, in the three months ended December 31, 2001 compared to the three months ended December 31, 2000 as a result of lower interest rates on variable rate debt and decreased borrowings, primarily due to repayment of existing equipment debt.

INCOME TAXES

     The Company recorded no income tax expense in the three-month periods ended December 31, 2001 or 2000. The Company has sufficient net operating loss carryforwards to offset any taxable income for at least the next several years.

EBITDA

     Earnings before interest, taxes, depreciation, and amortization increased approximately $18,000 in the three months ended December 31, 2001 compared to the same period of 2000. The increase was primarily due to reduced direct operating expenses and reduced interest expense, offset to a certain extent by increased selling, general, and administrative costs.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

     Revenue decreased $2.3 million, or 14.1%, for the three months ended December 31, 2001 compared to the three months ended September 30, 2001. The decrease in revenue resulted primarily from a substantial decrease in the wholesale price of gasoline and diesel fuel. The Company delivered
11.9 million gallons of fuel to its customers in the three months ended December 31, 2001, a decrease of 23.2% compared to the 15.5 million gallons delivered in the three months ended September 30, 2001. The decrease in gallons delivered resulted primarily from the gradual discontinuance of operations at the Company's Northern California divisions over the course of the three months ended December 31, 2001; the elimination of lower-margin accounts; and volume declines with certain customers whose levels of business activity (and associated fuel requirements) have been adversely impacted by the current economic recession, offset to a certain extent by new customer volumes added over the same period.

GROSS PROFIT

     Gross profit decreased approximately $202,000, or 17.3%, in the three months ended December 31, 2001 compared to the three months ended September 30, 2001. The average margin per delivered gallon of fuel in the three months ended December 31, 2001 was 8.1 cents compared to 7.5 cents in the three months ended September 30, 2001. The decrease in gross profit was due primarily to lower volumes of fuel delivered in the three months ended December 31, 2001, offset to a certain extent by reduced direct operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUSIVE OF DEPRECIATION)

     Selling, general and administrative expenses, exclusive of depreciation, increased approximately $12,000, or 1.1%, in the three months ended December 31, 2001 compared to the three months ended September 30, 2001. The increase in these expenses primarily resulted from higher insurance costs and an increase in the reserve for doubtful accounts, offset to some extent by decreases in payroll costs associated with a restructuring of the marketing, information technology and management functions.

INTEREST EXPENSE

     Interest expense decreased approximately $6,000, or 1.8%, in the three months ended December 31, 2001 compared to the three months ended September 30, 2001. Interest expense decreased due to lower interest rates on variable rate debt.

INCOME TAXES

     The Company recorded no income tax expense in the three-month periods ended December 31, 2001 or September 30, 2001. As previously noted, the Company has sufficient net operating loss carryforwards to offset any taxable income for at least the next several years.

EBITDA

     Earnings before interest, taxes, depreciation, and amortization decreased approximately $222,000 in the three months ended December 31, 2001 compared to the three months ended September 30, 2001. The decrease was primarily due to reduced gross profit.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2001 TO SIX MONTHS ENDED DECEMBER 31, 2000

REVENUES

     Revenue decreased $12.3 million, or 28.5%, for the six months ended December 31, 2001 compared to the six months ended December 31, 2000. The decrease in revenue resulted primarily from a substantial decrease in the wholesale price of gasoline and diesel fuel. The Company delivered 27.4 million gallons of fuel to its customers in the six months ended December 31, 2001, a decrease of 1.9% compared to the 27.9 million gallons delivered in the six months ended December 31, 2000. The decrease in gallons delivered resulted primarily from the elimination of lower-margin accounts, along with volume declines with certain customers whose levels of business activity (and associated fuel requirements) have been adversely impacted by the current economic recession.

GROSS PROFIT

     Gross profit increased approximately $611,000, or 40.1%, in the six months ended December 31, 2001 compared to the six months ended December 31, 2000. The average margin per delivered gallon of fuel in the six months ended December 31, 2001 was 7.8 cents compared to 5.4 cents in the six months ended December 31, 2000. The increase in gross profit was due primarily to new, higher-margin accounts, increased service charges on some lower margin accounts, and reduced direct operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased approximately $912,000, or 66.7%, in the six months ended December 31, 2001 compared to the six months ended December 31, 2000. The increase in these expenses primarily resulted from increases in payroll costs associated with the reestablishment of a marketing and sales department and program (including direct marketing) which had been previously eliminated, together with the restructuring of the management, operations, and information technology departments and related personnel; increases in insurance expense and legal fees; and an increase in the reserve for doubtful accounts.

INTEREST EXPENSE

     Interest expense decreased approximately $139,000, or 16.5%, in the six months ended December 31, 2001 compared to the six months ended December 31, 2000 as a result of lower interest rates on variable rate debt and decreased borrowings, primarily due to repayment of existing equipment debt.

INCOME TAXES

     The Company recorded no income tax expense in the six-month periods ended December 31, 2001 or 2000. The Company has sufficient net operating loss carryforwards to offset any taxable income for at least the next several years.

CAPITAL RESOURCES AND LIQUIDITY

     The mobile fueling business is capital intensive. While the Company has sustained net losses in recent financial periods, it has been able to raise the capital necessary to meet operating requirements over those periods. While additional capital may be required to meet future operating requirements, the Company believes that it will be able to meet these requirements in the near term by utilizing its existing working capital and bank line of credit. The Company believes that it can expand its business in existing markets and enter into new markets without significant additional expenditures.

     The Company had outstanding borrowings of $5.8 million as of December 31, 2001 under a $10.0 million bank line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. The Company drew down $70,000 above the 85% amount of eligible accounts receivable to be borrowed against as of December 31, 2001, due to differences in estimated accounts receivable daily balances versus actual accounts receivable daily balances. This amount was subsequently repaid and the Company received a bank waiver for the excess amount drawn on the line. Interest is payable monthly at 2.0% over the prime rate (4.75% as of December 31, 2001) and outstanding borrowings under the line are secured by substantially all of the Company's assets. The credit agreement contains covenants requiring the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of December 31, 2001, the Company was in compliance with these requirements. In April 2001, the due date of the line of credit was extended to April 30, 2002. A renewal fee of $100,000 was paid through six equal monthly installments commencing June 1, 2001 and a termination fee of $100,000, which was recorded in a prior accounting period, is payable upon the termination of the lending arrangement.

     The Company's business requires it to expend substantial funds for fuel, labor and equipment costs before any payments are received from customers. Fuel purchased by the Company for resale to customers must generally be paid for within 10 to 15 days of purchase; labor costs and related taxes are paid bi-weekly; equipment related expenses are generally paid within 30 days; and repayments on equipment financing obligations are paid monthly. The Company bills its customers weekly and generally collects the majority of its accounts within 30 to 45 days. At December 31, 2001 and December 31, 2000, the average sales outstanding (delivery to payment date), were 44 days and 39 days, respectively.

     At December 31, 2001, the Company had no purchase commitments for the purchase of additional fuel trucks since its present fleet is anticipated to meet future delivery requirements.

     A significant portion of the Company's outstanding debt bears interest at variable interest rates. As a result, the Company's financial results may be impacted by significant increases or decreases in interest rates.

DEBT RESTRUCTURING AND CHANGES IN SECURITIES

     On January 15, 2002, certain holders of the Company's convertible subordinated promissory notes agreed to convert their aggregate $2,616,800 in debt to shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,323 shares of the Company's common stock. The convertible subordinated promissory notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The conversion will result in the Company recording a one time, non-cash interest charge of $240,776 in the quarter ending March 31, 2002, which has no impact on shareholders' equity.

     In January 2002, the Company additionally raised $500,000 through a private placement of the Company's common stock. Had these transactions been applied to the Company's Consolidated Balance Sheet as of December 31, 2001, and Consolidated Statement of Operations for the six month period ended December 31, 2001, the impact of this restructuring would have resulted in the following pro forma, condensed consolidated financial statements:

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


                          As Reported                          Pro Forma
                          December 31,    Adjustments Notes  December 31,
                              2001                               2001
                          ------------    ----------- -----  -----------

ASSETS
------------------------------------
Current assets:
  Cash and cash
   equivalents           $    182,610   $    500,000   (1)    $   682,610
  All other current
   assets                   8,115,691              0            8,115,691
                         ------------   ------------          -----------
     Total current assets   8,298,301        500,000            8,798,301

Property and equipment,
 net                       10,871,668              0           10,871,668
Accounts receivable from
 related party                608,306              0              608,306
Other assets                  235,466       (114,229)  (2)        121,237
                         ------------   ------------          -----------

     Total assets        $ 20,013,741   $    385,771          $20,399,512

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of
   long-term debt        $  2,218,516   $   (200,000)  (3)    $ 2,018,516
  All other current
   liabilities              8,558,157              0            8,558,157
                         ------------   ------------          -----------
     Total current
      liabilities          10,776,673       (200,000)          10,576,673
                         ------------   ------------          -----------

Long-term liabilities:
  Convertible subordinated
   promissory
     Note, excluding
      current portion       2,700,400     (2,416,800)  (3)        283,600
  Long-term debt,
   excluding current
   portion                  3,793,321              0            3,793,321
                         ------------   ------------          -----------
     Total long-term
      liabilities           6,493,721     (2,416,800)           4,076,921
                         ------------   ------------          -----------

     Total liabilities     17,270,394     (2,616,800)          14,653,594
                         ------------   ------------          -----------

Shareholders' equity:
  Common stock                 45,232         26,437   (1),(3),    71,669
                                                       (4)
  Additional
   paid-in-capital          8,196,033      3,216,910   (1),(2),11,412,943
                                                       (3),(4)
  Retained deficit         (5,497,918)      (240,776)  (3)     (5,738,694)
                         ------------   ------------          -----------
     Total shareholders'
      equity                2,743,347      3,002,571            5,745,918
                         ------------   ------------          -----------

     Total liabilities
      and shareholders'
      equity             $ 20,013,741   $    385,771          $20,399,512
                         ============   ============          ===========

   1) Represents 476,190 shares issued at a price of $1.05 per share through a private placement of the Company's common stock. Cash proceeds of $500,000 were recorded as $4,762 of common stock (at $0.01 per share, par value) and the balance of $495,238 as additional paid-in capital.

   2) Represents the capitalized expenditures directly incurred relative to the private placement of the Company's common stock. In conjunction with the aforementioned private placement of the Company's shares, the $114,229 is being recorded as a reduction to additional paid-in capital.

   3) Represents 2,110,323 shares issued through the conversion of the Company's convertible subordinated promissory notes into shares of the Company's common stock, at a conversion price of $1.24 per share. The issued shares were recorded as $21,103 of common stock (at $0.01 per share, par value), and additional paid-in capital was increased by $2,595,697. An accounting charge in the amount of $240,776 was recorded as offsetting increases to additional paid-in capital and retained deficit. Current and long-term debt was reduced by a total of $2,616,800.

   4) Represents an additional 57,143 shares issued pursuant to a private placement of the Company's common stock. The issued shares were recorded as $572 of common stock (at $0.01 per share, par value), and additional paid-in capital was reduced by a like amount.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                      As Reported, Six                       Pro Forma, Six
                     Month Period Ended                    Month Period Ended
                     December 31, 2001 Adjustments Notes   December 31, 2001

Total revenues        $  30,868,854  $           0          $ 30,868,854
                       ------------   ------------          ------------

Costs and expenses:
  Interest expense          700,390        240,776  (5)          941,166
  All other costs
   and expenses          30,990,370              0            30,990,370
                       ------------   ------------          ------------
   Total costs and
    expenses             31,690,760        240,776            31,931,536
                       ------------   ------------          ------------

   Net Loss           $    (821,906) $    (240,776)         $ (1,062,682)
                       ============   ============          ============
Basic and diluted
 loss per share       $       (0.18) $       (0.06)         $      (0.24)
                       ============   ============          ============

Basic and diluted
 weighted average
 common shares
 outstanding          $   4,451,319  $      14,606  (5)     $  4,465,925
                       ============   ============          ============

  1)Represents a non-cash accounting charge not affecting shareholders' equity, pursuant to the issuance of 2,110,323 shares through the conversion of $2,616,800 of the Company's convertible subordinated promissory notes to shares of the Company's common stock, at a conversion price of $1.24 per shares. Weighted average common shares outstanding are based on a total of 2,643,656 shares of common stock that were issued through the conversion of the Company's convertible subordinated promissory notes to shares of the Company's stock and through private placements of the Company's common stock.


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

PART II.   OTHER INFORMATION

ITEM 1

  LEGAL PROCEEDINGS

     None.

ITEM 2

  CHANGES IN SECURITIES

     In August 2001, the Company issued 133,333 shares of common stock in a private placement, at $1.50 per share. In January 2002, the Company issued 476,190 shares of common stock in a private placement, at $1.05 per share. As a result of the reduction in the offering price in January 2002 to $1.05 per share, 57,143 additional shares were issued to the August 2001 investor in January 2002, resulting in an effective price of $1.05 for all purchasers in the offering. While those shares were sold in private offerings to "accredited investors" exempt from registration under the Securities Act of 1933 pursuant to Sections 4(2) and 4(6) and Rule 506 of Regulation D promulgated thereunder, the Company intends to register the shares sold in the offering for resale by filing a Form S-3 registration statement with the Securities and Exchange Commission after the completion of the private placement. Because that offering is currently scheduled to continue through February 28, 2002, the Company may sell additional shares in that offering during the quarter ending March 31, 2002.

ITEM 3

  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4

  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5

  OTHER INFORMATION

     None.

ITEM 6

  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: None.

     (b)  Reports on Form 8-K:

          1)The Company filed a report on Form 8-K on November 9, 2001 under Item 5. to report the extension of the exercise period for its Redeemable Common Stock Purchase Warrants from December 11, 2001 to December 11, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                STREICHER MOBILE FUELING, INC.


February 14, 2002               By:  /s/David S. Clodfelter
                                   David S. Clodfelter
                                   Senior Vice President and
                                   Chief Financial Officer