Form 10-Q
period 2002-03-31
STREICHER MOBILE FUELING INC
filed 2002-05-15
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number 000-21825


                         STREICHER MOBILE FUELING, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               FLORIDA                                 65-070782
        ------------------------            ---------------------------------
         (State of Incorporation)            (IRS Employer Identification
                                                         Number)


  800 WEST CYPRESS CREEK ROAD, SUITE 580,
         FORT LAUDERDALE, FLORIDA,                       33309
------------------------------------------------  --------------------
  (Address of principal executive offices)            (Zip Code)

                                 (954) 308-4200
               ----------------------------------------------------
               (Issuer's telephone number, including area code)


      Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.
Yes [X].   No [ ].

      As of April 14, 2002, 7,207,893 shares of the Registrant's common stock were outstanding.

                         STREICHER MOBILE FUELING, INC.

                                    FORM 10-Q


                                      INDEX

FORM 10-Q PART AND ITEM NO.

   Part I-Financial information

          Item 1. Condensed consolidated financial statements

                  Condensed  consolidated  balance  sheets as of March 31,
                  2002 and June 30, 2001 (unaudited)...........................3

                  Condensed consolidated  statements of operations for the
                  three and nine month  periods  ended  March 31, 2002 and
                  2001 (unaudited).............................................4

                  Condensed consolidated  statements of cash flows for the
                  nine  month  periods  ended  March  31,  2002  and  2001
                  (unaudited)..................................................5

                  Notes to  condensed  consolidated  financial  statements
                 (unaudited)...................................................6

         Item 2.  Management's discussion and analysis of financial condition and results of operations...................................11

         Item 3. Quantitative and qualitative disclosures about market risk
                 .............................................................16



      Part II - Other Information

         Items 1 - 6..........................................................17

         Signature page.......................................................18

               STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)
                 (ALL DOLLARS IN 000'S, EXCEPT PER SHARE DATA)

                    ASSETS                      MARCH 31, 2002  JUNE 30, 2001
---------------------------------------------   --------------  -------------
Current assets:
  Cash and cash equivalents...............      $          402  $       6
  Restricted cash.........................                 213        224
  Accounts receivable, net ...............               7,313      8,669
  Inventories ............................                 261        254
  Prepaid expenses and other current                       497        588
   assets.................................
                                                 --------------  ----------
   Total current assets..................                8,686      9,741
                                                 --------------  ----------

Property and equipment:
  Fuel trucks and automobiles.............              14,684     14,843
  Other property and equipment............               1,574      1,733
                                                 --------------  ----------
                                                        16,258     16,576
    Less: accumulated depreciation........              (5,907)    (4,927)
                                                 --------------  ----------
   Total property and equipment...........              10,351     11,649
                                                 --------------  ----------

Note receivable from related party........                 680        583
Other assets..............................                  99        221
                                                 --------------  ----------

   Total assets...........................     $        19,816  $  22,194
                                                 ==============  ==========


     LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------
Current liabilities:
  Bank line of credit payable..............     $        5,552  $  6,905
  Current portion of long-term debt........              1,976     2,154
  Accounts payable and other liabilities ..              3,108     3,775
                                                  -------------  ----------
   Total current liabilities...............             10,636     12,834

Long-term liabilities:
    Convertible subordinated promissory
      notes................................                284      1,000
  Long-term debt, excluding current portion              3,266      5,028
                                                  -------------  ----------

   Total liabilities.......................             14,186     18,862
                                                  -------------  ----------

Shareholders' equity:
Common stock, par value $.01 per share;
  20,000,000 shares authorized; 7,207,893 and
  4,523,203 issued and outstanding, at
  March 31, 2002 and June, 30, 2001,
  respectively.............................                 72         44
Additional paid-in capital.................             11,460      7,964
  Accumulated deficit......................             (5,902)    (4,676)
                                                  -------------  ----------
   Total shareholders' equity..............              5,630      3,332
                                                  -------------  ----------

   Total liabilities and shareholders'
    equity.................................     $       19,816  $  22,194
                                                  =============  ==========


       See notes to condensed unaudited consolidated financial statements.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                  (ALL DOLLARS IN 000'S, EXCEPT PER SHARE DATA)


                                   THREE MONTH PERIOD      NINE MONTH PERIOD
                                          ENDED                  ENDED
                                        MARCH 31,              MARCH 31,
                                -----------------------  ----------------------
                                    2002        2001        2002       2001
                                ----------   ----------  ----------  ----------

Revenues ..................     $    9,892   $   13,843  $   32,059  $   46,767
Fuel taxes ................          4,167        4,657      12,869      14,925
                                ----------   ----------  ----------  ----------
   Total revenues .........         14,059       18,500      44,928      61,692
                                ----------   ----------  ----------  ----------

Cost of sales .............          8,723       13,355      28,758      44,758
Fuel taxes.................          4,167        4,657      12,869      14,925
                                ----------   ----------  ----------  ----------
   Total cost of sales ....         12,890       18,012      41,627      59,683
                                ----------   ----------  ----------  ----------

   Gross profit ...........          1,169          488       3,301       2,009

Selling, general and
  administrative expenses..          1,105        1,039       3,386       2,408
                                ----------   ----------  ----------  ----------

   Operating profit (loss).             64         (551)        (85)       (399)


Interest expense ..........           (242)        (380)       (942)     (1,218)
Interest and other income..             14           16          42          56
Beneficial conversion of
  debt to equity interest
  expense (Note 5).........           (241)           -        (241)          -
                                ----------   ----------  ----------  ----------

   Net loss ...............     $     (405)  $     (915) $   (1,226) $   (1,561)
                                ==========   ==========  ==========  ==========
Basic and diluted loss per
 share....................      $     (.06)  $     (.26) $     (.24) $     (.52)
                                ==========   ==========  ==========  ==========

Basic and diluted weighted
  average common shares
  outstanding.............       6,718,545    3,582,526   5,195,679   2,998,342
                                ==========   ==========  ==========  ==========


       See notes to condensed unaudited consolidated financial statements.

                 STREICHER MOBILE FUELING, INC, AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                             (ALL DOLLARS IN 000'S)


                                                    2002        2001
                                                   ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................      $  (1,226)  $ (1,561)

  Adjustments to reconcile net loss to net
   cash provided by (used in)
      operating activities:
  Depreciation and amortization............          1,103      1,073
  Loss on disposal of assets ..............              8          5
  Provision for doubtful accounts..........            122         67
  Non-cash interest expense................             81          -
  Beneficial conversion of debt to equity
   interest expense (Note 5)...............            241          -
  Changes in operating assets and liabilities:
   Decrease in restricted cash.............             11         14
   Decrease in accounts receivable.........          1,121        694
   Decrease (increase) in inventories
     and other assets......................            206       (291)
   Decrease in accounts payable and
     other liabilities ....................           (635)      (705)
                                                   --------    -------
        Net cash provided by (used in)
          operating activities.............          1,032       (704)
                                                   --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment......           (154)      (400)
  Proceeds from disposal of property and
   equipment...............................            280          9
  Increase in note receivable from related
   party...................................            (37)       (28)
                                                   --------    -------
        Net cash provided by (used in)
          investing activities.............             89       (419)
                                                   --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank overdraft ..............             81        122
  Net payments under line of credit........         (1,353)      (735)
  Proceeds from issuance of convertible
   subordinated promissory notes...........          1,700        500
  Principal payments on long-term debt.....         (1,739)      (685)
  Proceeds from issuance of common
    stock, net.............................            586      2,018
                                                   --------    -------
        Net cash (used in) provided by
          financing activities.............           (725)     1,220
                                                   --------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS..            396         97

CASH AND CASH EQUIVALENTS, beginning of period           6         76
                                                   --------    -------
CASH AND CASH EQUIVALENTS, end of period...      $     402   $    173
                                                   ========    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest...................      $     863   $  1,229
                                                   ========    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
   Transfer of fixed assets to note receivable
    from related party ....................      $      60   $      -
                                                   ========    =======
   Issuance of common stock in lieu of payment
    on subordinated
      convertible promissory notes.........      $      87   $      -
                                                   ========    =======
   Conversion of subordinated convertible
    promissory notes into common stock ....      $   2,617   $    500
                                                   ========    =======


       See notes to condensed unaudited consolidated financial statements.

                         STREICHER MOBILE FUELING, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


(1)   NATURE OF OPERATIONS

      Streicher Mobile Fueling, Inc. (the "Company") provides mobile fueling and fuel management services to customers that operate various size fleets of vehicles and equipment, including governmental agencies, utility companies, major trucking lines, hauling and delivery services, national courier services, and others. The Company's specialized truck fleet delivers fuel to customers' locations, refueling vehicles and equipment and/or resupplying storage facilities. The Company's patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location allowing verification of the amount of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. At March 31, 2002, the Company had operations in California, Florida, Georgia, Tennessee and Texas.

      The Company generates substantially all of its revenue from mobile fueling and fuel management services. Revenue is comprised principally of delivery service charges and the related sales of diesel fuel and gasoline. Cost of sales is comprised principally of direct operating expenses and the cost of fuel. Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authority. The Company provides mobile fueling and fuel management services at a minimum rate. Included in the rate are negotiated service charges and the cost of fuel based on market prices. Revenue levels will vary depending on the upward or downward movement of fuel prices in each market.

      In the mobile fueling business, the majority of deliveries are traditionally made on workdays, Monday through Friday, to coincide with customers' fuel service requirements. Thus, the number of workdays in any given month will impact the quarterly financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset during the fiscal year by emergency mobile fueling services and fuel deliveries to certain customers resulting from impending or actual severe meteorological or geological events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes.

(2)   BASIS OF PRESENTATION

      The condensed unaudited consolidated financial statements include the accounts of the Company.

       Effective July 19, 2001, the Company changed its fiscal year-end from January 31 to June 30. The five-month transition period of February 1, 2001 through June 30, 2001 ("transition period") preceded the start of the new fiscal year and will be audited in conjunction with its new fiscal year end.

      The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented herein. Certain amounts have been reclassified to conform with current period presentation. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001.

 (3)  WORKING CAPITAL AND CAPITAL RESOURCES

      The Company uses its working capital to finance ongoing operations and to undertake certain business initiatives to improve operating results. The primary business initiatives funded by the Company with its working capital have been the reestablishment and development of its marketing and sales function, the installation of a new senior management team, and the development of the underlying administration

                         STREICHER MOBILE FUELING, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


infrastructure required to support the Company's various business initiatives. At March 31, 2002 and June 30, 2001, the Company had working capital deficit of ($2.0 million) and ($3.1 million), for the respective periods. The Company's working capital deficit has improved during the nine months ended March 31, 2002 by approximately $1.0 million. This improvement is principally attributable to increases in cash provided by operating activities and the issuance of common stock from private placements in the amount of $700,000.

      The Company continues to utilize its $10.0 million bank line of credit to manage timing differences between its working capital requirements and the collection of outstanding receivables. At March 31, 2002, the Company had a borrowing base availability in the amount of $180,000. The borrowing base is calculated at 85% of eligible accounts receivables. At March 31, 2002, the outstanding borrowings were $5.6 million under the $10.0 million bank line of credit.

      The Company and its bank entered into an agreement for the renewal of its $10.0 million credit facility, as of April 30, 2002 through October 31, 2002. Interest is payable monthly at the prime rate plus 2% (6.75% as of April 30, 2002) and the Company's trade accounts and other non-truck assets secure outstanding borrowings under the line. The agreement contains covenants requiring the maintenance of certain financial ratios, minimum net worth and working capital. The bank agreed to waive the termination fee of $100,000 required in the credit agreement, which matured on April 30, 2002.

      The Company's ability to successfully implement its strategic business plan and to continue the improvement of its operating performance and return to profitability is dependent upon a number of factors, some of which are beyond its control. There is no assurance that the Company's operating results or financial conditions will continue to improve in the future. From January 31, 2001 to March 31, 2002, the Company has raised capital and subordinated debt of $6.1 million, including $500,000 raised in the quarter ended March 31, 2002. In the event additional funding is required to finance ongoing operations, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

(4)   LOSS PER SHARE

      Basic loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. For loss periods, weighted average common share equivalents are excluded from the calculation, as their effect would be antidilutive. At March 31, 2002, 2,513,727 options and warrants were outstanding. On November 7, 2001, the Company extended the exercise period for all outstanding warrants from December 11, 2001 to December 11, 2002.

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

                         STREICHER MOBILE FUELING, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


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

      On January 15, 2002, certain holders of the convertible subordinated promissory notes converted an aggregate of $2,616,800 to shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares of the Company's common stock. The notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The conversion resulted in the Company recording a one time, non-cash beneficial conversion of debt to equity interest expense of $241,000 during the quarter ending March 31, 2002.

(6)   LEASES

      In April 2001, the Company relocated its corporate offices and simultaneously entered into a lease agreement for its new corporate offices.

      In May 2001, the Company entered into a sub-lease agreement (the "Sublease") with an unrelated third party for the lease of the Company's former corporate offices (the "Property"). The term of the Sublease is two years and calls for monthly rental payments of $4,600 to be paid to the Company. The Company has been obligated under a lease agreement (the "Lease") dated July 31, 1993 for the Property with the Company's Chairman ("Lessor"). The Lease expires July 31, 2013.

      In January 2002, the Lessor canceled the Lease and the Company assigned the Sublease to the Lessor, effective February 1, 2002. Under the terms of the lease cancellation and assignment of sublease, the Lessor shall reimburse Lessee on or before March 31, 2002 for the net book value of all leasehold improvements to the Property paid for by and carried on the books of Lessee, as of April 30, 2001, which

                         STREICHER MOBILE FUELING, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


amount was $59,600. The Lessor's reimbursement obligation (the "Leasehold Debt") is secured by a pledge of shares of the Company's stock. See +Footnote 7 for Related Party Receivables and the amendment of the Lessor's repayment obligation.

(7)   RELATED PARTY RECEIVABLE

      The Company has an account receivable from the Company's Chairman, individually, and from Streicher Enterprises, Inc. (hereinafter "Enterprises"), which is wholly owned by the Company's Chairman, which is, together with the Leasehold Debt (discussed in Footnote 6, above), guaranteed by the Company's Chairman, and by another corporation wholly owned by the Company's Chairman (hereinafter the "Corporate Guarantor"). The account receivable and the Leasehold Debt together amount to approximately $680,000 at March 31, 2002 and bears interest at 8.25 percent per annum. Such amount represents tax benefits of the Company used by Enterprises, certain expenses of Enterprises paid by the Company prior to its initial public offering and cash advances to Enterprises prior to the Company's initial public offering, as well as accrued interest and the Leasehold Debt. The agreement with the Company's Chairman and Enterprises, as amended April 1, 2002, requires quarterly payments of interest only with a final payment of all accrued interest and unpaid principal on or before September 30, 2003. The account receivable, including the Leasehold Debt is secured by a pledge of 612,520 shares of the Company's common stock owned by the Corporate Guarantor. The Company's Chairman and the Corporate Guarantor have agreed to provide additional shares of the Company's stock for the collateral if the Company deems itself insecure, and have waived any defense to a foreclosure on the shares held as collateral if and to the extent the account receivable and the Leasehold Debt are not paid by September 30, 2003.

(8)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

      Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142. SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. The implementation of these standards had no impact on the Company's consolidated financial statements as the Company does not have any goodwill.

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

                         STREICHER MOBILE FUELING, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


2002, with earlier application encouraged. At this time, management is assessing the impact of the adoption of SFAS No. 143 on the Company's results of operations and financial position, if any.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS 144 is effective for fiscal years beginning after December 15, 2001. At this time, management is assessing the impact of the adoption of SFAS No. 144 on the Company's results of operations and financial position.

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

GENERAL

      The Company generates substantially all of its revenue from providing mobile fueling and fuel management services. Revenue is comprised principally of delivery service charges and the related sale of diesel fuel and gasoline. Cost of sales is comprised principally of direct operating expenses and the cost of fuel. Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authority.

      The Company provides mobile fueling and fuel management services at a negotiated rate for service plus the cost of fuel based on market prices. Revenue levels will vary depending on the upward or downward movement of fuel prices in each market. For the three and nine month periods ended March 31, 2002, market prices for fuel were substantially lower than for the three and nine month periods ended March 31, 2001, and were primarily responsible for the significant declines in both revenue and cost of sales for the three and nine month periods ended March 31, 2002. Lower volumes of delivered gallons for the three and nine month periods ended March 31, 2002, as compared to the three and nine month periods ended March 31, 2001, also contributed to the declines in both revenue and cost of sales. These volume declines were due primarily to the elimination of non-profitable markets and accounts, along with volume declines with certain customers whose levels of business activity have been adversely impacted by the current economic downturn.

      The Company has reestablished and developed its marketing and sales function in order to increase the size of its mobile fueling and fuel management services business and the volumes of fuel delivered in conjunction with it. The Company believes that there are significant opportunities to increase the volume of fuel sold and delivered, although such volume growth is dependent upon a number of business and economic factors, some of which are beyond the Company's control, such as the continued success of the Company's sales and marketing and other business strategies, the availability of qualified workers to provide the level of service required by customers, the continuation of cash flow from operating activities, the availability of sufficient debt or equity capital to grow the Company's business, and changes in market conditions in the related transportation or petroleum industries, including the actions of competitors.

BUSINESS INITIATIVES

      The Company has undertaken initiatives that have improved its operating results by increasing net margins. These initiatives are ongoing and include the reduction of direct operating expenses; the elimination of non-profitable markets and accounts; the renegotiation of existing accounts and the establishment of new accounts at acceptable rates and margins for the services and fuel delivered; improvements to the Company's technology and operating systems to enhance its services, increase efficiency and reduce costs; the reorganization of the back office administration; the retention and hiring of key management and service personnel; the reduction of personnel and the elimination of positions made redundant by changes in the Company's operations; and raising capital as necessary to meet operating and growth strategies.

      These initiatives, the implementation of which began in February 2001, have resulted in an increase in the net margin per gallon of fuel delivered of more than 200% as of March 31, 2002, from 4.6 cents in the month of February 2001 to 14.2 cents in the month of March 2002. The key success factors in achieving these net margins have been the Company's ability to reduce its direct operating expense by 20% from the month of February 2001 through the month of March 2002; its discontinuation of service in non-profitable markets and to accounts not meeting minimum margin requirements; and the addition of new accounts generating acceptable margins. Overall, these initiatives resulted in generating operating profit for the three months ended March 31, 2002 of $64,000 versus an operating loss for the three months ended March 31, 2001 of ($551,000), an improvement of $615,000.


CAPITAL RESOURCES AND LIQUIDITY

      From January 31, 2001 to March 31, 2002, the Company has in the aggregate raised capital and subordinated debt totaling $6.1 million. During the current quarter ending March 31, 2002, the Company had the following debt restructurings and changes in securities that primarily accounted for the 105% increase in total shareholder's equity from the quarter ended December 31, 2001:

o On January 15, 2002, certain holders of the Company's convertible subordinated promissory notes converted their aggregate $2,616,800 in debt to shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,323 shares of the Company's common stock. The convertible subordinated promissory notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The conversion resulted in the Company recording a one time, non-cash beneficial conversion of debt to equity interest expense of $241,000 in the quarter ending March 31, 2002. The beneficial conversion of debt to equity interest expense had no impact on total shareholders equity.

o On January 15, 2002, the Company raised $500,000 through a private placement of the Company's common stock

      Additionally, the Company had outstanding borrowings of $5.6 million as of March 31, 2002 under a $10.0 million bank line of credit. This line permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly at the prime rate plus 2% (6.75% as of March 31, 2002) and the Company's trade accounts and other non-truck assets secure outstanding borrowings under the line. The credit agreement contains covenants requiring the maintenance of certain financial ratios and minimum net worth and working capital requirements. As of March 31, 2002, the Company was in compliance with these requirements.

      The Company and its bank entered into an agreement for the renewal of its $10.0 million credit facility, as of April 30, 2002 through October 31, 2002. Interest is payable monthly at the prime rate plus 2% (6.75% as of April 30, 2002) and outstanding borrowings under the line are secured by the Company's trade accounts and other non-vehicle assets. The agreement contains covenants requiring the maintenance of certain financial ratios, minimum net worth and working capital. The bank agreed to waive the termination fee of $100,000 required by the prior credit agreement, which matured on April 30, 2002. The Company negotiated the waiver of the termination fee and the six-month renewal term with its bank to allow the Company flexibility to continue its current discussions with several lenders for a two to three year $10.0 million credit facility at more favorable terms than those provided for in its current agreement with the bank. Management believes that it will close a long-term credit facility with a new lender before October 31, 2002. In the event that the Company does not obtain more favorable terms for a new credit facility, it would expect to extend its current credit agreement.

      The Company's business requires it to expend substantial funds for fuel, labor and equipment costs before any payments are received from customers. Fuel purchased by the Company for its customers must generally be paid for within 10 to 15 days of purchase; labor costs and related taxes are paid bi-weekly; equipment related expenses are generally paid within 30 days; and repayments on equipment financing obligations are paid monthly. The Company bills its customers weekly and generally collects the majority of its accounts within 30 to 45 days. The Company has improved its receivable management and lowered its average days sales outstanding.

      The mobile fueling and fuel management business is capital intensive. While the Company has sustained net losses in recent financial periods, it has been able to raise the capital necessary to meet operating requirements over those periods. While additional capital may be required to meet future operating and growth requirements, the Company believes that in the near term it will be able to expand its business in existing markets and enter into new markets without significant additional expenditures utilizing its existing working capital and financing. However, there can be no assurance that the Company will be able to maintain and/or acquire capital and/or financing, including a suitable credit facility, at acceptable terms or at all, if so needed.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES

      Revenue decreased ($4.4 million), or 24.0%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The decrease in revenue resulted from a substantial decrease in the wholesale price of diesel fuel and gasoline as well as a decline in gallons delivered. The Company delivered 10.8 million gallons of fuel to its customers in the three months ended March 31, 2002, a decrease of 12.9% compared to the 12.4 million gallons delivered in the three months ended March 31, 2001. The decrease in gallons delivered resulted primarily from the elimination of non-profitable markets and accounts, as well as volume declines of certain customers whose levels of business activity have been adversely impacted by the current economic downturn.

GROSS PROFIT

      Gross profit increased approximately $681,000, or 140.0%, in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The average net margin per delivered gallon of fuel in the three months ended March 31, 2002 improved to 13.8 cents compared to 6.6 cents in the three months ended March 31, 2001. The increase in gross profit was due to the results of the business initiatives started February 2001, yielding reduced direct operating expenses, improved margins on existing accounts and new, higher-margin accounts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses, increased approximately $66,000, or 6.4%, in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The increase in these expenses primarily resulted from increases in payroll costs associated with the reestablishment of a marketing and sales department and program (including direct marketing) which had been previously eliminated, together with the restructuring of the management, operations, and information technology departments and related personnel; increases in insurance expense and legal fees; and an increase in the reserve for doubtful accounts which was offset by the elimination of redundant positions, and efficiencies gained through the Company's restructuring and reorganization program, which began in February 2001.

INTEREST EXPENSE

      Interest expense decreased approximately ($138,000), or 36.3%, in the three months ended March 31, 2002 compared to the three months ended March 31, 2001 as a result of lower interest rates on variable rate debt and decreased borrowings, primarily due to repayment of existing equipment debt, pay down of the credit facility and the conversion of the subordinated promissory notes to equity.

      The Company incurred, in connection with the conversion of its convertible subordinated promissory notes to equity in January 2002, a one-time non-cash charge related to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features". This charge was $241,000 and classified as a beneficial conversion of debt to equity interest expense for the quarter ended March 31, 2002.

INCOME TAXES

      The Company recorded no income tax expense in the three-month periods ended March 31, 2002 or 2001. The Company has sufficient net operating loss carryforwards to offset any taxable income for at least the next several years.

EBITDA

      Earnings before interest, taxes, depreciation, and amortization (EBITDA) increased by $605,000 to $449,000 for the three months ended March 31, 2002 from ($156,000) for the three months ended March 31, 2001. The increase was primarily due to higher net margins and operating profit. The components of EBITDA for the three months ended March 31, 2002 and 2001 are as follows:

                                         2002             2001
                                       -------          -------

           Net loss                  $ (405,000)        $(915,000)
           Add back:
              Interest expense          242,000           380,000
              Beneficial conversion
                of debt to equity
                interest expense        241,000                 -

              Depreciation and
                amortization expense    371,000           379,000
                                        -------           -------

           EBITDA                     $ 449,000         $(156,000)
                                        =======           =======



COMPARISON  OF NINE MONTHS  ENDED  MARCH 31,  2002 TO NINE MONTHS  ENDED MARCH
31, 2001

REVENUES

      Revenue decreased ($16.8 million), or 27.2%, for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001. The decrease in revenue resulted from a substantial decrease in the wholesale price of diesel fuel and gasoline as well as a decline in gallons delivered. The Company delivered 38.2 million gallons of fuel to its customers in the nine months ended March 31, 2002, a decrease of 5.25% compared to the 40.3 million gallons delivered in the nine months ended March 31, 2001. The decrease in gallons delivered resulted primarily from the elimination of non-profitable markets and accounts, as well as volume declines of certain customers whose levels of business activity have been adversely impacted by the current economic downturn.

GROSS PROFIT

      Gross profit increased approximately $1,292,000, or 64.3%, in the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001. The average net margin per delivered gallon of fuel in the nine months ended March 31, 2002 improved to 12.5 cents compared to 7.5 cents in the nine months ended March 31, 2001. The increase in gross profit was due to the results of the business initiatives started February 2001, yielding reduced direct operating expenses, improved margins on existing accounts and new, higher-margin accounts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased approximately $978,000, or 40.6%, in the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001. The increase in these expenses primarily resulted from increases in payroll costs associated with the reestablishment of a marketing and sales department and program (including direct marketing) which had been previously eliminated, together with the restructuring of the management, operations, and information technology departments and related personnel; increases in insurance expense and legal fees; and an increase in the reserve for doubtful accounts.

INTEREST EXPENSE

      Interest expense decreased approximately ($276,000), or 22.7%, in the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 as a result of lower interest rates on variable rate debt and decreased borrowings, primarily due to repayment of existing equipment debt, credit facility and the conversion of the subordinated promissory notes to equity.

      The Company incurred, in connection with the conversion of its convertible subordinated promissory notes to equity in January 2002, a one-time non-cash charge related to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features". This charge was $241,000 and classified as beneficial conversion of debt to equity interest expense for the quarter ended March 31, 2002.

INCOME TAXES

      The Company recorded no income tax expense in the nine-month periods ended March 31, 2002 or 2001. The Company has sufficient net operating loss carryforwards to offset any taxable income for at least the next several years.

EBITDA

      Earnings before interest, taxes, depreciation, and amortization increased by $330,000 to $1,060,000 for the three months ended March 31, 2002 from $730,000 for the three months ended March 31, 2001. The increase was primarily due to higher net margins and operating profit. The components of EBITDA for the nine months ended March 31, 2002 and 2001 are as follows:

                                         2002             2001
                                       --------         --------

           Net loss                   $(1,226,000)     (1,561,000)
           Add back:
              Interest expense            942,000       1,218,000
              Beneficial conversion
                of debt to equity
                interest expense          241,000               -

              Depreciation and
                amortization expense    1,103,000       1,073,000
                                       ----------      ----------
           EBITDA                     $ 1,060,000     $   730,000
                                       ==========      ==========

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

      On January 15, 2002, certain holders of the Company's convertible subordinated promissory notes converted an aggregate of $2,616,800 of their notes to shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares of the Company's common stock. The notes converted contained conversion rates ranging from $1.35 to $1.50 per share.

      While all of the aforementioned shares of the Company's stock were sold in private offerings to "accredited investors" exempt from registration under the Securities Act of 1933 pursuant to Sections 4(2) and 4(6) and Rules 505 and 506 of Regulation D promulgated thereunder, the Company intends to register the shares sold in the offering for resale by filing a Form S-3 registration statement with the Securities and Exchange Commission subsequent to the filing of Form 10-K for the fiscal year ending June 30, 2002.

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


                                  STREICHER MOBILE FUELING, INC.


May 15, 2002                      By:  /S/ MICHAEL S. SHORE
                                     ------------------------------
                                     Michael S. Shore,
                                     Senior Vice President and
                                     Chief Financial Officer