Form 10-K
period 2002-06-30
STREICHER MOBILE FUELING INC
filed 2002-10-15
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  JUNE 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates was $4,108,735. The aggregate market value was computed by reference to the last sale price of the registrant's Common Stock on the NASDAQ Stock Market on September 30, 2002.

     As of September 30, 2002 there were 7,215,469 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Certain Portions of Registrant's Proxy Statement relating to the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

     Streicher Mobile Fueling, Inc., a Florida corporation (the "Company") formed in 1996, provides mobile fueling and fuel management out-sourced services to businesses that operate all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. The Company's specialized truck fleet delivers fuel to customers' locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and/or re-supplying fixed-site storage facilities. The Company's patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting.

     The Company believes that mobile fueling provides several economic and other advantages to its customers, including reducing the labor and administrative costs associated with fueling vehicles, providing centralized control over fuel inventories and usage, tax reporting benefits, eliminating the costs and potential environmental liabilities associated with equipping and maintaining on-site fuel storage and dispensing facilities, reducing the risk of employee theft of fuel by dispensing it only to authorized vehicles, providing fueling services in emergency situations, and eliminating security risks associated with off-site fueling by employees.

     The Company presently operates over 100 custom mobile fueling trucks from 13 service locations in California, Florida, Georgia, Tennessee and Texas and is seeking to increase market penetration in its existing service areas and to develop its operations in new markets.

THE MOBILE FUELING INDUSTRY

     Traditionally, businesses and other entities that operate fleets of vehicles and equipment have met their fueling requirements by either maintaining their own supply of fuel in on-site storage tanks or fueling vehicles at retail stations and other third party facilities.

     On-site storage tanks and fueling facilities can be expensive to construct and maintain, and expose the property owner and operator to potential liability associated with fuel leaks or spills. In addition, increasingly stringent federal and state environmental regulation of underground storage tanks may require businesses that maintain their own fuel supplies to spend significant amounts to remove, retrofit and/or to maintain underground and aboveground storage tanks to meet regulatory standards. The Company believes that many fleet operators currently utilizing on-site storage tanks will choose to meet their fueling requirements by other means, including mobile fueling, instead of investing in upgrading and/or maintaining existing facilities.

     The fueling of vehicles at retail stations and other third party facilities by fleet operators can result in a higher cost of operations due to inefficient use of employee time, the creation of significant unnecessary paperwork and employee fraud. While large users may be able to negotiate favorable fuel pricing from retail stations or other fuel suppliers, the labor cost incurred in connection with employee fueling of vehicles and the costs associated with management and administration of fuel purchases, can exceed the benefits associated with price discounts.

     Specifically, the Company believes that the mobile fueling and fuel management out-sourced services that it offers provide numerous benefits over traditional fueling methods:

o Reduces Operating Costs and Increases Labor Productivity. Mobile fueling enables fleet operators to reduce operating costs by eliminating the need for their employees to fuel vehicles either on-site or at local retail stations and other third party facilities. Overnight fueling prepares fleet vehicles for operation at the beginning of each workday and increases labor productivity by allowing employees to use their vehicles during time that would otherwise be spent fueling. Mobile fueling also reduces the administrative burden required to oversee and administer fuel purchases and inventories.

o Provides Centralized Inventory Control and Management. The Company's fuel management system provides fleet operators with weekly reports detailing, among other things, the location, description and daily and weekly fuel consumption of each vehicle or piece of equipment fueled by the Company. This eliminates customers' need to invest working capital to maintain adequate fuel supplies, allows customers to centralize their fuel inventory controls, track and analyze vehicle movement and fuel consumption for management and tax reporting purposes.

o Provides Tax Reporting Benefits. The ability of the Company's fuel management system to track fuel consumption to specific vehicles and fuel tanks provides tax benefits to customers who consume fuel in uses that are tax-exempt, such as for off-road vehicles, government-owned vehicles and fuel used to operate refrigerator units on vehicles. For such uses, the customers receive reports which provide them with the information required to substantiate such tax exemptions.

o Eliminates Expenses and Liabilities of On-site Storage. Fleet operators who previously satisfied their fuel requirements using on-site storage tanks can eliminate the capital and costs relating to equipping and maintaining fuel storage and dispensing facilities, including carrying fuel inventory and complying with increasingly stringent environmental regulations. By removing on-site storage tanks and relying on mobile fueling, customers avoid potential liabilities associated with the handling and storage of fuel.

o Prevents Fuel Theft. Fleet operators that rely on employees to fuel vehicles, whether at on-site facilities or at retail stations, often experience shrinkage of fuel inventories or excess fuel purchases due to employee fraud. The Company's fuel management system eliminates the risk of employee theft by dispensing fuel only to authorized vehicles. Utilizing an independent contractor such as the Company for fueling services rather than allowing employees to purchase fuel at local retail stations also eliminates employee fraud due to credit card abuse.

o Provides Emergency Fuel Supplies and Security. Emergency preparedness, including fuel availability, is critical to the operation of utilities, delivery services and other fleet operators. The Company provides access to emergency fuel supplies at times and locations chosen by its customers, allowing customers to react more quickly and effectively to emergency situations, such as severe weather conditions. Fueling by fleet operators at their own on-site storage facilities, and/or at retail and other third party locations may be limited due to power interruption, supply outages or access and other natural limitations. In addition, security concerns of fleet operators to terrorism, hijacking and sabotage is increasing. The mobile fueling of vehicles at the customers' facilities eliminates security risks to the fleet operators' employees and equipment associated with fueling at retail service stations and other third party facilities.

MARKETING AND CUSTOMERS

     The Company markets its services to customers operating all size fleets of vehicles and equipment in connection with their business, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. While large fleet operators offer immediate market penetration on a regional basis, small fleet operators are equally important accounts because they provide geographic density which optimizes fuel delivery efficiency and minimizes cost. Once engaged to provide fueling services, the Company is usually the exclusive service provider for the fueling of a customer's entire fleet or of a particular location of vehicles and equipment in a market.

     The Company focuses its marketing efforts on fleet operators within established service areas. Its representatives identify and directly contact candidates for the Company's services. Fleet size and type, fuel requirements, fueling logistics and credit worthiness are factors in identifying candidates for the Company's services. Direct marketing is the primary method of developing new business. Referrals from existing customers and Company personnel are also important sources of potential business. In addition, the Company is actively developing new service markets. A minimum level of business commitments is required prior to the Company's entry into any new market. The ability to provide service to an existing customer in a new market and the identification of local candidates meeting the Company's criteria are strong considerations in a decision to enter any market.

     The Company currently distributes diesel, gasoline and alternative fuels to approximately 700 customers. Revenue from one large customer, excluding fuel taxes, totaled $8.4 million or 19% of total revenue, excluding fuel taxes, in the fiscal year ended June 30, 2002. However, revenue from this customer was generated from a total of 10 separate and non-dependent written contracts of varying lengths of service and renewal options. Revenue from two large customers, excluding fuel taxes, totaled approximately $5.8 million or 26% of total revenue, excluding fuel taxes, in the five-month period ended June 30, 2001. Revenue from three large customers, excluding fuel taxes, totaled $12.1 million or 19% and $13.4 million or 26% of the total revenue, excluding fuel taxes in the fiscal years ended January 31, 2001 and 2000, respectively. Although the Company does have formal, length of service written contracts with certain of its larger customers, such agreements are not customary in the mobile fueling business and have not been entered into by the Company with the majority of its customers. Therefore, most of the Company's customers can terminate the Company's mobile fueling services at any time and for any reason, and the Company can similarly discontinue service to any customer. The Company would discontinue service to a customer if changes in the service conditions or other factors cause the Company not to meet its minimum level of margins and rates, and the Company is unable to re-negotiate its arrangement with the customer.

     The Company competes with other distributors of fuel, including several regional distributors and numerous small independent operators who provide mobile fueling services. The Company also competes with retail marketing where fleet operators have the option of fueling their own equipment at retail stations and other third-party service locations. The Company's ability to compete is dependent on numerous factors, including price, delivery dependability, credit terms, service locations, as well as the level of reporting and invoicing services provided.

TRUCK FLEET AND OPERATIONS

     The Company currently operates from 13 service locations in California, Florida, Georgia, Tennessee, and Texas. The Company delivers fuel utilizing its own fleet of over 100 custom mobile fueling trucks with multi-compartmented tanks whose fuel carrying capacities range from 2,800 to 4,400 gallons. These trucks are equipped with the Company's patented proprietary electronic fuel management system which records and regulates fuel flow into the customers' vehicles. Generally, each truck services between five and fifteen customer locations per night or day, on specified delivery routes, depending on customer size and fueling logistics. The fuel supply to be delivered is acquired daily at local third-party terminal storage facilities. Each truck is operated by a driver who also handles the actual fueling of the customers' vehicles ("fueler/operator").

FUEL TRACKING AND REPORTING SYSTEM

     The Company utilizes a patented proprietary fuel tracking and reporting management system in its mobile fueling operations. It owns all patents covering the system, the rights to which are registered with the United States Patent and Trademark Office. Data is derived from the Fuel Tracking Controller ("FTC") Computer which is installed on each truck and is linked to the Company's fueler/operator by a hand-held radio controlled scanning and transmitting device. The FTC Computer is programmed to control any variety of truck configurations, including single or multiple products and any number of pumps and hoses attached to the truck. The FTC fuel management system electronically records date, time, customer vehicle identification number, product type and volume of fuel delivered by the Company's trucks into each customer vehicle. For security and tracking purposes, the FTC Computer will not permit fuel to be dispensed from the Company's truck unless both the customer's fleet yard and the individual vehicle or piece of equipment to be fueled are electronically verified by the FTC Computer registration. All fueling transactions are recorded on the truck's FTC Computer, downloaded at the Company's service locations and transmitted to the Company's corporate headquarters where the data is assimilated into detailed service reports and invoices for the customer. This information can be delivered to the customer by a number of methods, including the internet, and certain data may also be delivered to the customer at his vehicle location at the time of fueling.

     As some service applications require both mobile fueling and the use by the customer of his own on-site storage tanks, the Company has adapted the FTC Computer to track the use by the customer of its own fixed-site tanks. Upon installation of an FTC Computer, the Company services and manages fuel delivery to a customer's on-site storage tank, providing reports detailing fuel dispensed from the tank into each of the customer's vehicles, either alone or in combination with the customer's mobile fueling use.

FUEL SUPPLY

     Diesel fuel and gasoline are commodities which are refined and distributed by numerous sources. The Company purchases the fuel delivered to its customers from multiple suppliers at daily market prices and in some cases qualifies for volume discounts. The Company monitors fuel prices and trends in each of its service markets on a daily basis and seeks to purchase its supply at the lowest prices and under the most favorable terms. Commodity price risk is mitigated as the Company purchases and delivers its fuel supply daily and utilizes cost-plus pricing to its customers. The Company also handles the delivery of customer and third-party supplied fuel.

EXECUTIVE OFFICERS

     The executive officers of the Company as of September 30, 2002 are as follows:

         Name               Age            Position and Office
------------------------    ---    ---------------------------------------
Richard E. Gathright....     48    President and Chief Executive Officer,
                                     Director
Michael S. Shore........     34    Senior Vice President, Chief Financial
                                     Officer and Chief Information Officer
Gary G. Williams........     46    Senior Vice President, Commercial
                                     Operations
Paul C. Vinger..........     32    Vice President, Corporate Planning and
                                     Operations
Timothy W. Koshollek....     38    Vice President, Marketing

     MR. GATHRIGHT has been Chief Executive Officer and President of the Company since November 2000 and a Director since March 2001. He is responsible for the management of all business affairs of the Company, reporting directly to the Board of Directors. He was an advisor on operational and financial matters to the senior management of several domestic and international energy companies from January 2000 through October 2000. From September 1996 to December 1999, he was President and Chief Operating Officer of TransMontaigne Inc., a Denver-based publicly owned company providing logistical services to major energy companies and large industrial customers; a Director from April 1995 to December 1999; Executive Vice President from April 1995 to September 1996; and from December 1993 to April 1995 was President and Chief Operating Officer of a predecessor of TransMontaigne. From 1988 to 1993, he was President and Director of North American Operations for Aberdeen Petroleum PLC, a London-based public company engaged in international oil and gas operations, also serving on its Board of Directors. Prior to joining Aberdeen, he held a number of positions in the energy industry in the areas of procurement, operations and management of oil and gas assets.

     MR. SHORE has been Senior Vice President, Chief Financial Officer and Chief Information Officer since February 2002. Prior to joining the Company, he was CEO and President of Shore Strategic and Financial Consulting, providing financial, management and information systems technology services to corporate clients in the United States and Latin America. From 1998 to 2000, he served as Director of Finance/Controller for the North American Zone Operations of Paris-based Club Mediterranee. From 1996 to 1998, he was Vice President of Finance/Controller for Interfoods of America, Inc., the largest Popeyes Fried Chicken & Biscuits franchisee. From 1994 to 1996, he was the Manager of Accounting for Arby's, Inc. Mr. Shore began his professional career in 1990 with Arthur Andersen & Company where he became a Senior Auditor.

     MR. WILLIAMS has been Senior Vice President, Commercial Operations for the Company since February 2001, responsible for Marketing and Sales and Product Procurement. From 1995 to February 2001, he was Vice President of Marketing for the supply, distribution and marketing subsidiary of TransMontaigne Inc., managing wholesale marketing functions in the Mid-Continent, Southeast and Mid-Atlantic and serving on that company's senior risk management committee. From 1987 to 1995, he was Regional Manager for Kerr-McGee Refining Corporation, responsible for unbranded petroleum product sales in its southeastern United States 11 state marketing region. Prior to 1987, Mr. Williams held various positions in the product procurement, marketing and sales, and trucking sectors of the petroleum industry.

     MR. VINGER has been Vice President, Corporate Planning and Operations for the Company since August 2001, managing fleet and field operations and responsible for corporate planning and analysis; and from December 2000 to August 2001, he was Director of Corporate Planning. He was Senior Analyst of Corporate Planning and Finance for TransMontaigne Inc., from September 1998 to December 2000, responsible for operations and acquisitions analyses and the management of supply scheduling and product allocations. From 1997 to 1998, he was a Manager of Terminal Operations for TransMontaigne Inc. responsible for petroleum product and chemical terminals. From 1994 to 1997, he was a Research Associate for E. I. Dupont. From 1991 to 2001, Mr. Vinger served to the rank of Captain in the United States Military.

     MR. KOSHOLLEK has been Vice President, Marketing for the Company since March 1998. From October 1996 to March 1998, he was Vice President of Marketing and Operations for the Company and from 1994 to October 1996 served in the same position for Streicher Enterprises, Inc., the Company's predecessor. From 1992 to 1993, he was an owner and the General Manager of Premier Wholesale Seafood Exchange, Inc. From 1989 to 1992, he was the Operations Manager of Streicher Enterprises, Inc. responsible for its Southeast division fuel delivery operations. From 1986 to 1988, Mr. Koshollek was Sales and Maintenance Manager of Kay Yacht Management, Inc., responsible for new customer sales, set-up and maintenance programs.

EMPLOYEES

     At September 30, 2002, the Company had 154 full-time employees. None of the Company's employees are covered by a collective bargaining agreement or is a member of a union. The Company considers its relationship with its employees to be good.

GOVERNMENTAL REGULATION

     The Company's operations are affected by numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment and worker safety. Various federal, state and local agencies have broad powers under these laws, regulations and ordinances. In particular, the operation of the Company's mobile fueling fleet and its transportation of diesel fuel and gasoline are subject to extensive regulation by the U.S. Department of Transportation ("DOT") under the Federal Motor Carrier Safety Act ("FMCSA") and the Hazardous Materials Transportation Act ("HMTA"). The Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, its services. In addition, the Company depends on the supply of diesel fuel and gasoline from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations generally relating to the oil and gas industry. The Company cannot determine the extent to which its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

     The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liability for remediation of spills and releases of hazardous substances. In addition, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.

     Although the Company believes that it is in substantial compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. There could be an adverse affect upon the Company's operations if there were any substantial violations of these rules and regulations. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to the Company.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     The following important factors have affected, and may in the future continue to affect, the Company's business, results of operations and financial condition, and could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company elsewhere in this report.

     NO ASSURANCES OF FUTURE PROFITABILITY; LOSSES FROM OPERATIONS; NEED FOR CAPITAL. The Company incurred net losses for the fiscal year ended June 30, 2002, the transition period ended June 30, 2001 and the fiscal year ended January 31, 2001. The Company earned a profit in the fiscal year ended January 31, 2000 and in the fourth quarter ended June 30, 2002. The Company's "turnaround" in financial and operating performance in the fourth quarter ended June 30, 2002 and over the last 12 months ended June 30, 2002 has resulted from the execution by the Company's of its new business plan, as more fully described in Management's Discussion and Analysis of Financial Conditions and Results of Operations. In order for the Company to continue recent positive trends, it needs to continue to increase volumes at profitable margins, control costs and generate sufficient cash flow to support its working capital and debt service requirements. There is no assurance that management will be able to continue to execute its turnaround program, or that it will be able to raise capital to support any working capital or debt service shortfalls during any business downturns.

     TRADING MARKET FOR THE COMPANY'S COMMON STOCK. The Company's common stock is thinly traded which might make it difficult for investors to sell their shares at a predictable price or at all. Additionally, there may be volatility in the market price of the Company's common stock due to factors beyond the Company's control. The Company's quarterly operating results, changes in general conditions in the economy, the financial markets or other developments affecting the Company could cause the market price of the Company's common stock to fluctuate, thus making it difficult for shareholders to sell their shares.

     GROWTH DEPENDENT UPON EXPANSION; RISKS ASSOCIATED WITH EXPANSION INTO NEW MARKETS. A significant component of the Company's future growth strategy will be to expand the Company's business into new service markets. The Company intends to expand into additional major and secondary metropolitan areas. Expansion will largely be dependent on the Company's ability to demonstrate the benefits of mobile fueling to potential new customers; successfully establish and operate new locations; hire and retain qualified management, operating, marketing and sales personnel; obtain financing for capital expenditures and working capital purposes; secure reliable sources of product supply on a timely basis and on commercially acceptable credit terms; and successfully manage growth by effectively supervising operations, controlling costs and maintaining appropriate quality controls. The Company's growth will depend upon its ability to achieve greater penetration in existing markets and to successfully penetrate new markets. The Company may also seek to expand through the acquisition of existing companies or their customer bases. There can be no assurance that the Company will be able to successfully expand its operations.

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


     FUEL PRICING; EFFECT ON PROFITABILITY. Diesel fuel and gasoline are commodities which are refined and distributed by numerous sources. The Company purchases the fuel delivered to its customers from multiple suppliers at daily market prices and in some cases qualifies for volume discounts. The Company monitors fuel prices and trends in each of its service markets on a daily basis and seeks to purchase its supply at the lowest prices and under the most favorable terms. Commodity price risk is mitigated as the Company purchases and delivers its fuel supply daily and utilizes cost-plus pricing to its customers. If the Company cannot pass on the cost-plus pricing to its customers, margins would decrease and a loss could be incurred. The Company has not engaged in derivatives or futures trading to hedge fuel price movements.

     RISKS ASSOCIATED WITH CUSTOMER CONCENTRATION; ABSENCE OF WRITTEN AGREEMENTS. Although the Company provides services an extensive number of customers, a significant portion of its revenue is generated from certain of its larger customers. While the Company does have formal, length of service written contracts with certain of its larger customers, such agreements are not customary in the mobile fueling business and have not been entered into by the Company with the majority of its customers. Therefore, most of the Company's customers can terminate the Company's mobile fueling services at any time and for any reason, and the Company can similarly discontinue service to any customer. The Company would discontinue service to a customer if changes in the service conditions or other factors cause the Company not to meet its minimum level of margins and rates, and the Company is unable to re-negotiate its arrangement with the customer. As a result of this customer concentration and absence of written agreements, the Company's business, results of operations and financial condition could be materially adversely affected by the loss of one or more of its large customers or if the Company were to experience a high rate of contract terminations.

     MANAGEMENT OF GROWTH. The Company's future growth strategy is dependent on the continuing improvement of its operational, financial and other internal systems, and the ability to attract, train, motivate, manage and retain its employees. If the Company is unable to manage growth effectively, the Company's results of operations will be adversely affected.

     COMPETITION. The Company competes with other distributors of fuel, including several regional distributors and numerous small independent operators who provide mobile fueling services. The Company also competes with retail marketing where fleet operators have the option of fueling their own equipment at retail stations and other third-party service locations. The Company's ability to compete is dependent on numerous factors, including price, delivery dependability, credit terms, service locations, and reporting and invoicing services. There can be no assurance that the Company will be able to continue to compete successfully as a result of these or other factors.

     OPERATING RISKS MAY NOT BE COVERED BY INSURANCE. The Company's operations are subject to all of the operating hazards and risks normally incidental to handling, storing and transporting diesel fuel and gasoline, which are classified as hazardous materials. The Company maintains insurance policies in such amounts and with such coverages and deductibles as the Company believes are reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Company from liabilities and expenses that may arise from claims for personal and property damage arising in the ordinary course of business or that such levels of insurance will be maintained by the Company or will be available at economical prices.

     GOVERNMENTAL REGULATION. See the discussion of governmental regulations and their impact on the Company in the "Government Regulation" section set forth above.

     CHANGES IN ENVIRONMENTAL REQUIREMENTS. The Company expects to derive future business by converting to mobile fueling fleet operators currently utilizing underground fuel storage tanks for their fueling needs. The owners of underground storage tanks have been required to remove or retrofit those tanks to comply with technical requirements pertaining to their construction and operation. If other more economical means of compliance are developed or adopted by owners of underground storage tanks, the opportunity for the Company to market its services to such operator may be adversely affected.


ITEM 2.  DESCRIPTION OF PROPERTY

     The following table sets forth certain information concerning the property and facilities that are owned or leased by the Company for use in its operations:

                                                  Lease Expiration
    Description            Location                With All Options     Notes
    -----------            --------               -----------------     -----
Corporate offices        Ft. Lauderdale, Florida       3/1/04            (2)
Truck yard and office    Port Everglades, Florida      3/1/04            (2)
Truck yard and office    Ft. Myers, Florida         Month to Month       (2)
Truck yard and office    Jacksonville, Florida         8/31/15           (1)
Truck yard and office    Orlando, Florida              6/1/05            (2)
Truck yard and office    Tampa, Florida                 N/A              (3)
Truck yard and office    Melbourne, Florida         Month to Month       (2)
Truck yard and office    Doraville, Georgia         Month to Month       (2)
Truck yard and office    Kingsport, Tennessee       Month to Month       (2)
Truck yard and office    Chattanooga, Tennessee     Month to Month       (2)
Truck yard and office    Houston, Texas             Month to Month       (2)
Truck yard and office    Ft. Worth, Texas              12/31/04          (2)
Truck yard and office    Gardena, California           1/15/03           (2)
Truck yard and office    Riverside, California      Month to Month       (2)

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 2002.

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

                                      Common Stock         Warrants
                                   -----------------   -----------------
                                     High     Low       High     Low
                                   --------  -------   -------  --------
       Year Ended June 30, 2002
       ------------------------
         1st quarter                 $1.74    $1.11     $0.14    $0.08
         2nd quarter                 $1.58    $ .97     $0.08    $0.03
         3rd quarter                 $1.34    $1.00     $0.12    $0.07
         4th quarter                 $1.46    $1.00     $0.10    $0.08

       Transition Period Ended
       June 30, 2001
       -----------------------
         1st quarter                 $2.23    $1.00     $0.44    $0.12
         2 month                     $1.97    $1.30     $0.20    $0.12

       Year Ended January 31,
       2001
       -----------------------
         1st quarter                 $7.19    $4.13     $1.16    $ .50
         2nd quarter                 $4.50    $2.25     $ .56    $ .25
         3rd quarter                 $4.00    $1.50     $ .50    $ .13
         4th quarter                 $2.47    $1.25     $ .44    $ .06

     On September 30, 2002, the closing price of the common stock was $1.35 per share and the closing price of the warrants was $0.08 per Warrant. As of September 30, 2002, there were 50 holders of record of the Company's common stock and approximately 521 beneficial owners of the Company's common stock.

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

ISSUANCES OF UNREGISTERED SECURITIES

     In January 2001, the Company issued 531,667 shares of common stock in a private placement at $1.50 per share. The Company also issued in January 2001, 333,333 shares of common stock to three shareholders upon their conversion of a promissory note in the principal amount of $500,000, at a conversion price of $1.50. In February 2001 and March 2001, the Company issued a total of 846,666 shares of common stock in a private placement at $1.50 per share. While these shares were sold in private offerings to "accredited investors" exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Sections 4(2) and 4(6) and Rules 505 and 506 of Regulation D promulgated thereunder, the Company subsequently registered the shares for resale as part of a Form S-3 registration statement which was declared effective by the Securities and Exchange Commission on June 8, 2001.

     During the transition period from February 1, 2001 to June 30, 2001, the Company issued an aggregate of $1.0 million of convertible subordinated promissory notes for which, either at the Company's or the Payee's option, accrued quarterly interest earned on the notes could be paid with shares of the Company's common stock instead of cash. During that period, the Company issued 10,614 shares of common stock to the holders of these notes for the interest earned to date at a price of $1.28 per share. During the last fiscal year, July 1, 2001 to June 30, 2002, the Company issued an aggregate of $1.7 million of convertible subordinated promissory notes for which, at the Payee's option, accrued quarterly interest earned on the notes could be paid in the Company's common stock instead of cash. During that period, the Company issued 67,226 shares of common stock to the holders of all of the foregoing notes for the interest earned to date at prices ranging from $1.17 to $1.51 per share. The offer and sale of the convertible subordinated promissory notes, and the underlying shares of stock into which the notes are convertible or which are issued as payment of interest, were exempt from registration under the Act as private offerings to "accredited investors" under Sections 4(2) and 4(6) of the Act and Rules 505 and 506 of Regulation D thereunder. The Company has agreed to register the shares into which the notes may be converted for resale by filing a Form S-3 registration statement with the Securities and Exchange Commission, which it intends to do sometime after the filing of this Form 10-K.

     In August 2001, the Company issued 133,333 shares of common stock in a private placement at $1.50 per share. In January 2002, the Company issued 476,190 shares in a private placement at $1.05 per share. As a result of the reduction in the offering price in January 2002 to $1.05 per share, 57,143 additional shares were issued to the August 2001 investor in January 2002, resulting in an effective price of $1.05 for all purchasers in the offering. The offer and sale of these shares of common stock were exempt from registration as private offerings to "accredited investors" under Sections 4(2) and 4(6) of the Act and Rules 505 and 506 of Regulation D thereunder. The Company has also agreed to register these shares for resale, which it intends to do sometime after the filing of this Form 10-K.

     On January 15, 2002, certain holders of the convertible subordinated promissory notes converted an aggregate of $2,616,800 to shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of the Company and its consolidated subsidiaries are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial table below is for each of the fiscal years ended June 30, 2002 and 2001 (unaudited), the transition period ended June 30, 2001, and the fiscal years ended January 31, 2001, 2000, 1999, and 1998. Except for the unaudited financial and statistical information section, and the unaudited selected financial data for fiscal year ended June 30, 2001 which is presented for 12-month comparison information only, the selected financial data is derived from the audited Consolidated Financial Statements of the Company for the fiscal years ended June 30, 2002, the transition period ended June 30, 2001, and the fiscal years ended January 31, 2001, 2000, 1999 and 1998.

(in thousands, except net margin per gallon and per share data)

                                                                         Five-month
                                                                         Transition
                                                        Fiscal Years    Period Ended                      Fiscal Years
                                                       Ended June 30,      June 30,                     Ended January 31,
                                                      ---------------   -------------        -------------------------------------
                                                      2002       2001       2001              2001       2000       1999      1998
                                                      ----       ----       ----              ----       ----       ----      ----

SELECTED INCOME STATEMENT DATA:                        (Unaudited)
Revenue, net of fuel taxes ......................    43,538     60,293     22,235            65,002     50,801     30,332    29,400
Gross profit ....................................     4,591      2,520        740             3,093      4,629      2,754     3,305
Operating profit (loss) .........................       209     (1,273)    (1,386)              241      1,559        (54)     (332)
Beneficial conversion of debt to
equity interest expense .........................      (241)        --         --                --         --         --        --
                                                    -------------------------------------------------------------------------------
Net income (loss) ...............................    (1,162)    (2,774)    (1,951)           (1,335)       472     (1,082)     (475)
Less:  Beneficial conversion of debt
to equity interest expense ......................       241         --         --                --         --         --        --
                                                    -------------------------------------------------------------------------------
Net income (loss) adjusted for
beneficial conversion interest expense ..........      (921)    (2,774)    (1,951)           (1,335)       472     (1,082)     (475)
                                                    ================================================================================
PER SHARE DATA:
Basic net income (loss) per share ...............     (0.20)     (0.84)     (0.47)            (0.49)      0.17      (0.42)    (0.18)
Diluted net income (loss) per share .............     (0.20)     (0.84)     (0.47)            (0.49)      0.16      (0.42)    (0.18)
                                                    ================================================================================
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents .......................       815          6          6               447        353        123     1,411
Accounts receivable, net ........................     6,382      8,669      8,669             9,638      9,588      5,775     5,065
Bank line of credit payable .....................     4,680      6,905      6,905             7,286      7,679      4,571     3,269
Shareholders' equity ............................     5,676      3,332      3,332             5,218      4,289      3,360     4,441
Total Assets ....................................    18,560     22,194     22,194            24,645     23,931     16,194    13,996
                                                    ================================================================================
FINANCIAL AND STATISTICAL INFORMATION (UNAUDITED):

EBITDA (1) ......................................     1,712        223       (748)            1,659      2,709        592       511
Working Capital (Deficit) (4)....................    (1,576)    (3,093)    (3,093)           (1,891)    (1,797)    (2,325)    3,392
Net Margin (2) ..................................     6,049      3,946      1,354             4,442      5,713      3,588     3,816
Net Margin per gallon (in dollars) (3) ..........     0.122      0.073      0.062             0.077      0.096      0.086     0.115
Total Gallons (000's) ...........................    49,500     54,102     21,800            57,600     59,400     41,900    33,300
                                                    ================================================================================
EBITDA CALCULATION (UNAUDITED):
Net income (loss) ...............................    (1,162)    (2,774)    (1,951)           (1,335)       472     (1,082)     (475)
Add back:
  Interest expense ..............................     1,175      1,571        590             1,645      1,152        840       475
  Beneficial conversion of debt to
    equity interest expense .....................       241         --         --                --         --         --        --

  Depreciation and amortization expense .........     1,458      1,426        613             1,349      1,085        834       511
                                                    -------------------------------------------------------------------------------
EBITDA ..........................................     1,712        223       (748)            1,659      2,709        592       511
                                                    ================================================================================

(1)   EBITDA = Earnings before interest, taxes, depreciation and amortization.
(2)   Net Margin = Gross profit plus depreciation
(3)   Net Margin / Total Gallons
(4)   Working Capital (Deficit) = current assets - current liabilities

UNAUDITED QUARTERLY SELECTED FINANCIAL DATA FOR FISCAL YEAR
ENDED JUNE 30, 2002 AND 2001

(in thousands, except net margin per gallon and per share data)

                                                           June 30, 2002                                 June 30, 2001
                                            ----------------------------------------    --------------------------------------------
                                                                                YTD                                           YTD
SELECTED INCOME STATEMENT DATA:                Q1       Q2      Q3      Q4     2002         Q1      Q2      Q3        Q4      2001
                                            ----------------------------------------    --------------------------------------------

Revenue, net of fuel taxes ..............    12,299    9,867   9,892  11,480  43,538     16,576  16,348  13,843    13,526    60,293
Gross profit ............................     1,167      965   1,169   1,290   4,591        997     524     488       511     2,520
Operating profit (loss) .................        32     (182)     64     296     209        351    (203)   (551)     (870)   (1,273)
Beneficial conversion of debt to equity
  Interest expense ......................        --       --    (241)     --    (241)        --      --      --        --        --
Net income (loss) .......................      (307)    (515)   (405)     63  (1,162)       (43)   (608)   (915)   (1,208)   (2,774)
                                             ---------------------------------------    ------------------------------------------
Less:  Beneficial conversion of debt
  to equity interest expense ............        --       --     241      --     241         --      --      --        --        --

Net income (loss) adjusted for beneficial
  conversion interest expense ...........      (307)    (515)   (164)     63    (921)       (43)   (608)   (915)   (1,208)   (2,774)
                                             =======================================    ============================================
PER SHARE DATA:
Basic net income (loss) per share .......     (0.07)   (0.11)  (0.06)   0.01   (0.20)     (0.01)  (0.22)  (0.26)    (0.28)    (0.84)
Diluted net income (loss) per share .....     (0.07)   (0.11)  (0.06)   0.00   (0.20)     (0.01)  (0.22)  (0.26)    (0.28)    (0.84)
                                             =======================================    ============================================
SELECTED BALANCE SHEETS DATA:
Cash and cash equivalents ...............       163      183     402     815     815        177     124     173         6         6
Accounts receivable, net ................     9,678    7,011   7,313   6,382   6,382     10,024   9,647   8,220     8,669     8,669
Bank line of credit payable .............     7,322    5,850   5,552   4,680   4,680      8,221   8,057   6,473     6,905     6,905
Shareholders' equity ....................     3,224    2,743   5,630   5,676   5,676      3,799   3,141   4,540     3,332     3,332
Total Assets ............................    22,616   20,013  19,816  18,560  18,560     24,408  23,879  22,156    22,194    22,194
                                             =======================================    ============================================
FINANCIAL AND STATISTICAL INFORMATION:
EBITDA ..................................       416      194     449     653   1,712        707     176    (179)     (480)      223
Working Capital (Deficit) ...............    (2,051)  (2,479) (1,950) (1,576) (1,576)    (3,182) (4,068) (2,879)   (3,093)   (3,093)
Net Margin ..............................     1,537    1,327   1,540   1,645   6,049      1,338     877     844       887     3,946
Net Margin per gallon (in dollars) ......     0.099    0.111   0.142   0.146   0.122      0.092   0.066   0.068     0.064     0.073
Total Gallons (000's) ...................    15,495   11,905  10,808  11,292  49,500     14,591  13,328  12,408    13,774    54,101
                                             =======================================    ============================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those set forth above in Item 1. under the caption "Certain Factors Affecting Future Operating Results," below, and elsewhere in this Form 10-K. The following discussion also should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K.

GENERAL

     The Company generates substantially all of its revenue from providing mobile fueling and fuel management services. Revenue is comprised principally of delivery service charges and the related sale of diesel fuel and gasoline. Cost of sales is comprised principally of direct operating expenses and the cost of fuel. Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authorities.

     The Company provides mobile fueling and fuel management services at a negotiated rate for service plus the cost of fuel based on market prices. Revenue levels will vary depending on the upward or downward movement of fuel prices in each market. For the fiscal year ended June 30, 2002, market prices for fuel were substantially lower than for the fiscal year ended June 30, 2001, and were primarily responsible for the significant declines in both revenue and cost of sales for June 30, 2002. Lower volumes of delivered gallons for the fiscal year ended June 30, 2002, as compared to the fiscal year ended June 30, 2001 also contributed to the declines in both revenue and cost of sales. These volume declines were due primarily to the elimination of non-profitable markets and accounts, as well as volume declines of certain customers whose levels of business activity have been adversely impacted by the current economic downturn.

     In the mobile fueling business, the majority of deliveries are made on workdays, Monday through Friday, to coincide with customers' fuel service requirements. Thus, the number of workdays in any given month will impact the quarterly financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset during the fiscal year by emergency mobile fueling services and fuel deliveries to certain customers resulting from impending or actual severe meteorological or geological events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes.

     The Company believes that there are significant opportunities to increase the size of its mobile fueling and fuel management services business and the volumes of fuel sold and delivered in conjunction with it. The Company has reestablished and developed its marketing and sales function in order to grow the Company's business. However, this growth is dependent upon a number of business and economic factors, such as the success of the Company's sales and marketing and other business strategies, the availability of qualified workers to provide the level of service required by customers, the continuation of cash flow from operating activities, the availability of sufficient debt or equity capital to meet the Company's business requirements, and changes in market conditions in the related transportation or petroleum industries, some of which factors are beyond the Company's control.

CAPITAL RESOURCES AND LIQUIDITY

     During the 18-month period from January 1, 2001 to June 30, 2002, the Company raised in the aggregate $6.0 million in equity capital through private placements of common stock and the issuance of subordinated debt. For the 12 months ended June 30, 2002, the Company raised $700,000 from private placements and $1.7 million from convertible subordinated promissory notes.

     On January 15, 2002, certain holders of the Company's convertible subordinated promissory notes converted their aggregate $2.617 million in debt to shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares of the Company's common stock. The convertible subordinated promissory notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The conversion resulted in the Company recording a one time, non-cash beneficial conversion of debt to equity interest expense of $241,000. The beneficial conversion of debt to equity interest expense had no impact on total shareholders' equity.

     As a result of the capital raised through private placements and the conversion of $2.617 million of the outstanding $2.90 million in subordinated debt, the Company's stockholders' equity increased from June 30, 2001 by 70% to $5.676 million at June 30, 2002, the highest amount in the Company's history.

     The Company's business requires it to expend considerable working capital for fuel, labor and equipment costs prior to payments being received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, with labor costs and related taxes paid bi-weekly, and equipment related costs generally paid within 30 days. The Company invoices its customers weekly and generally collects the majority of its accounts within 30 to 45 days. Days sales outstanding at June 30, 2002 was 33 days compared to 42, 39 and 41 days for the five month transition period ended June 30, 2001 and for the fiscal years ended January 31, 2001 and 2000, respectively.

     The Company has mostly incurred net losses during its operating history and has met its working capital and debt service requirements through the raising of capital and drawing from its bank line of credit. During the fiscal year ended June 30, 2002, the Company incurred a net loss (before the beneficial conversion of debt to equity interest expense) of $921,000 compared to a $2.774 million loss for the fiscal year ended June 30, 2001. Furthermore, the Company generated operating profit and net income in the fourth quarter ended June 30, 2002 of $296,000 and $63,000, respectively, compared to losses of $870,000 and $1.21 million, respectively, for the same periods a year ago. Even though the Company delivered approximately 5 million less gallons of fuel during the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001, it was able to significantly reduce its losses over the course of the year due to higher net margins on the fuel delivered, ultimately resulting in a modest profit for the fourth quarter of fiscal year 2002.

     The Company's improved performance in the fourth quarter ended June 30, 2002 and over the 12 months ended June 30, 2002 is the result of extensive structural changes to its operations and management. During the last 18 months ended June 30, 2002, most of the Company's executive management has changed. Current management instituted a new business plan and a turnaround program comprised of various substantive changes in operations, management and reporting which have improved the Company's financial operating results by reducing operating costs, increasing net margins and operating cash flow. However, there can be no assurance that the Company will maintain and/or continue to improve its operating performance in the future. In addition, there can be no assurance that the Company will not require additional capital to support its operating and debt service requirements in the future.

AMONG THE NEW INITIATIVES WERE THE FOLLOWING:

o Review and reduce the field operating expenses, primarily payroll and vehicle maintenance costs.

o Review and change the route and delivery structures to improve efficiency and reduce costs.

o Evaluate the current overhead structure of the Company and implement reductions where feasible.

o Renegotiate prices on low margin accounts or discontinue service to such accounts.

o Reestablish the marketing and sales function, eliminated approximately 18 months prior to the change in the Company's management, in order to market the Company's services and increase sales volumes.

o    Raise capital to support the implementation of the turnaround program.

o    Establish a long-term credit facility with improved terms.

THE RESULTS OF THE TURNAROUND PROGRAM AS OF JUNE 30, 2002 ARE AS FOLLOWS:

    OVERALL

o The Company posted operating profits for the third and fourth quarters of the fiscal year ended June 30, 2002 in the amounts of $64,000 and $296,000, respectively.

o In the fourth quarter ended June 30, 2002, the Company earned bottom line net income of $63,000 and generated EBITDA of $653,000.

o The Company's EBITDA increased by approximately 80% in the last six months versus the first six months of the fiscal year ended June 30, 2002, with EBITDA of $1.1 million for the six-month period of January 2002 through June 2002, versus $610,000 for the six-month period of July 2001 through December 2001.

o At June 30, 2002, the Company had $1.1 million of total cash availability, comprised of the cash and cash equivalents balance of $815,000 and $250,000 of availability on the line of credit, as opposed to a cash overdraft of $312,000 at June 30, 2001.

o Cash flow provided by operations during the fiscal year ended June 30, 2002 was $2.5 million versus cash usage of $1.5 million for the prior 12-month period.

o The Company paid down its line of credit and equipment debt principal balances since January 31, 2001 by approximately 39% or $6.0 million. The balance outstanding at January 31, 2001 was $15.5 million versus $9.5 million at June 30, 2002.

o The net margin per gallon for the last 17 months has increased by over 270%, increasing from 4.6 cents per gallon for the month of February 2001 to 17.0 cents per gallon in June 2002.

o The Company's new management team has been able to raise capital as needed to implement the new business plan and turnaround program, raising over $6.0 million during the 18-month period from January 2001 through June 2002.

o The Company's stockholder equity increased by 107% in the last six months of the fiscal year ended June 2002. At December 31, 2001, the stockholder's equity was $2.7 million versus $5.7 million at June 30, 2002.

o The Company's annualized payroll costs were reduced by approximately $970,000 between June 30, 2001 and 2002, with the number of employees being lowered by approximately 21%.

o Subsequent to June 30, 2002, the Company replaced its short-term bank line of credit, securing a new three-year $10.0 million bank credit facility with a national financial institution.

   FIELD OPERATIONS

o The average operating cost of each mobile fueling truck was reduced by approximately 25% over the 17-month period ended June 30, 2002, as a result of major operating changes which included implementing new programs for efficient route structuring, equipment utilization, hiring and retention, and training and safety.

o Material improvements to the Company's patented electronic fuel dispensing and field information gathering system reduced the field and office man-hours necessary to run and expand the business, together with eliminating historical inventory reconciliation and control issues.

o The efficiency improvements in deliveries of the Company's mobile fueling services for the 17-month period ended June 30, 2002 reflected 49% more gallons being delivered per payroll hour per day with 27% less drivers.

o Direct operating expenses during the 17-month period ended June 30, 2002 were reduced from 23.5 cents per gallon delivered in February 2001 to 18.3 cents per gallon in June 2002, a 22% reduction.

o The improvements in delivery efficiencies and the lower direct operating expenses realized during the last 17 months contributed to an over 270% increase in the Company's net margin per gallon as of June 30, 2002, with a net margin of 17.0 cents per gallon delivered in June 2002 as compared to
     4.6 cents per gallon in February 2001.

o The Company eliminated duplicate and non-performing management and support staff in the operations and introduced a program of accountability for all personnel.

   OTHER OPERATIONAL IMPROVEMENTS

o The Company restructured its corporate and administrative overhead during the last 17 months, eliminating non-value added positions while adding personnel necessary to meet the Company's new operating requirements.

o The Company relocated its corporate offices and several of its field operating offices and truck yards to locations that were more practical and efficient from which to conduct business and control costs.

o The accounting back office, data collection and information systems were upgraded, which included establishing for the first time a corporate local area network and a company-wide communication system; developing an effective e-mail system; developing an internet web site with internal hosting; and developing electronic banking, tax return filing and electronic report submission to certain customers. The upgrade in the back office systems and structure has allowed for the elimination of certain duplicate positions and for more timely and accurate billing and financial reporting.

o The Company's key finance and accounting management positions were upgraded and significant improvements in the internal control procedures were introduced to protect the Company's assets and enhance the timeliness and accuracy of financial information.

o The Company's credit and collections department, personnel and procedures were revamped, with the days sales outstanding at June 30, 2002 being 33 days as compared to 42, 39 and 41 days for the transition period ended June 30, 2001, and the fiscal years ended January 31, 2001 and 2000, respectively.

o Since the Company's re-establishment of the sales and marketing department and using the most recent 12-month historical average available (September 2001 through August 2002), the Company has added new business averaging over 130,000 gallons per month net of normal business turnover at pricing levels meeting or exceeding target margins established by the Company.

o While the Company's selling, general and administrative costs increased $589,000 or 15.5% when comparing the 12 months ended June 30, 2002 with the same period ended 2001, this increase primarily resulted from the re-establishment of the sales and marketing department, costs associated with the reorganization of management, supervisory and administrative personnel, including the duplication of certain positions during this restructuring period and substantial increases in insurance costs. The reorganization steps have been taken to improve the Company's efficiency and operating performance, and in comparing the fourth quarter ended June 30, 2002 with same the period ended 2001, the selling, general and administrative costs were lower by $387,000 or 28%.

NEW THREE-YEAR $10 MILLION BANK FACILITY

     On September 26, 2002, the Company entered into a new three-year $10 million credit facility with a national financial institution. This line of credit replaces the Company's short-term $10 million credit facility. The new line of credit permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly at 1.75% over the prime rate (6.50% at September 30, 2002), and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the new line of credit is September 25, 2005, and should the Company elect to terminate the credit facility prior to such date, prepayment fees of 3%, 1.5% and .5% will apply during year one, two and three, respectively. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after year three. Under the terms of the credit facility, the Company is required to maintain one financial covenant, which it was in compliance with as of September 30, 2002. Management believes that this three-year credit facility with the new bank will provide the Company with the financing needed to maintain and grow its business. However, if additional financing is required, there can be no assurance that the Company will be able to obtain such financing from the new bank at acceptable terms or at all.

     As of June 30, 2002, the Company had outstanding borrowings of $4.68 million under its prior short-term $10.0 million bank line of credit. Based on eligible receivables outstanding at June 30, 2002, the Company had $250,000 of cash availability on the bank line of credit, and was in compliance with all financial covenants required by the credit facility. During the fiscal year ended June 30, 2002, the bank waived a $100,000 termination fee contained in the credit agreement.

     A significant portion of the Company's outstanding debt bears interest at variable interest rates. The Company's financial results will be impacted by significant increases or decreases in interest rates.

NO ASSURANCES OF FUTURE PROFITABILITY; LOSSES FROM OPERATIONS; NEED FOR CAPITAL

     The Company incurred net losses for the fiscal year ended June 30, 2002, the transition period ended June 30, 2001 and the fiscal year ended January 31, 2001 of $1.162 million, $1.951 million and $1.335 million, respectively. The Company earned net income of $472,000 in the fiscal year ended January 31, 2000 and earned net income of $63,000 in the fourth quarter ended June 30, 2002.

     The Company's expects that the improved financial and operating performance over the last 17 months from the turnaround program will continue into the next fiscal year. However, for the Company to maintain and improve these positive trends, it must continue to increase volumes at profitable margins, control costs and generate sufficient cash flow to support its working capital and debt service requirements. There can be no assurance that management will be able to do so, or that it will be able to raise capital to support any working capital or debt service shortfalls during any future business downturns, whether the downturn is part of broader economic conditions or the Company's failure to successfully execute its business plan.

NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after

June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     We were required to adopt the provisions of SFAS No. 141 immediately upon its issuance and it did not have a material effect on our results of operations or financial condition. We adopted SFAS No. 142 effective July 1, 2002. SFAS No. 141 requires that upon adoption of SFAS No. 142 that we evaluate our existing intangible assets and goodwill that we acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, we are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we are required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we will be required to perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, we have no goodwill or other intangible assets and as such, we do not anticipate that the adoption of SFAS No. 142 will be material to our consolidated results of operations or financial position.

     Also, in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. We are currently evaluating the effect that the adoption of SFAS No. 143 may have on our consolidated results of operation and financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The provisions of SFAS No. 144 become effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of a fiscal year. We adopted SFAS No. 144 effective July 1, 2001 and the statement did not have a material effect upon our consolidated results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Costs Associated with Exit or Disposal Activities." The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement does not enable us to recognize a liability for costs associated with an exit or disposal activity until the liability is incurred. The statement is effective for exit or disposal activities that are initiated after December 31, 2002, and will result in a change in accounting policy associated with the recognition of liabilities in connection with future exit and disposal activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 8 on Form 10-K. Note that our preparation of this Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our accounts receivable balance as of June 30, 2002 was approximately $6.4 million, net of allowance for doubtful accounts of approximately $509,000.

Property and Equipment

     We record our property and equipment at cost and depreciate over the estimated useful life of the asset on a straight-line basis. We expense ordinary maintenance and repairs as incurred and capitalize improvements that significantly increase the value or useful life of our property and equipment.

     We periodically test our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The conditions that would trigger an impairment assessment of our property, plant and equipment would include, but not be limited to, a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets based on the projected net cash flows discounted at a rate commensurate with the risk of the assets.

Income Taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of approximately $2.3 million as of June 30, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. The net deferred tax asset as of June 30, 2002 was $0, net of the valuation allowance.

RELATED PARTY TRANSACTIONS

     The related party account receivable from Streicher Enterprises, Inc. ("Enterprises"), an entity wholly owned by the Company's Chairman, Stanley H. Streicher, amounted to approximately $204,000 and $583,000 at June 30, 2002 and 2001, respectively, and $540,000 and $501,000 at January 31, 2001 and 2000,
respectively, bearing interest at 8.25 percent per annum. Two promissory notes to the Company, one dated January 31, 1997, in the amount of $319,043 due January 31, 2007, and the second in the amount of $94,850 dated January 31, 1998 due January 31, 2007 (the "Notes"), represented the bulk of the above referenced account. Mr. Streicher personally guaranteed the principal of, and interest on, the Notes. Such amounts represented tax benefits of the Company used by Enterprises, certain expenses of Enterprises paid by the Company prior to its initial public offering and cash advances to Enterprises prior to the Company's initial public offering. Interest income on the account included approximately $41,000 and $18,000 for the year ended June 30, 2002 and the transition period, respectively, and approximately $42,000 and $37,000 for the fiscal years ended 2001 and 2000 relating to the account receivable from Enterprises. Enterprises was required to make annual payments of interest only with a final payment of all accrued interest and unpaid principal due on January 31, 2007. The account receivable was secured by a pledge of 360,213 shares of the Company's common stock owned by Supreme Oil Company, another entity wholly owned by Mr. Streicher.

     The Company had leased its former corporate headquarters from Mr. Streicher, from which a portion of the above referenced account receivable had arisen (see Note 10(a), Commitments and Contingencies, Operating Leases). Mr. Streicher and the Company entered into a Lease Cancellation and Assignment of Sublease dated February 1, 2002, whereby Mr. Streicher agreed to pay to the Company the net book value of certain leasehold improvements which were paid by, and carried on the books of, the Company as of April 30, 2001, in the amount of $59,600 (the "Leasehold Improvements Debt") on or before March 31, 2002.

     On April 1, 2002, Mr. Streicher and Supreme Oil Company Inc. and the Company entered into an agreement with respect to the repayment by Mr. Streicher and Supreme of the Leasehold Improvements Debt and the Notes (collectively, the "Debt"). In connection therewith, Supreme delivered to the Company additional shares of the Company's stock owned by Supreme, so that an aggregate of 533,088 shares of the Company's common stock owned by Supreme (the " Certificates") were pledged as security for the Debt.

     In the April 1, 2002, agreement, Mr. Streicher and Supreme agreed to accelerate the due date of the Notes to September 30, 2003, to make quarterly payments of interest on the Debt, and waived any defenses to foreclosure on the Certificates if the Debt remained unpaid on September 30, 2003. The Company agreed to defer any such foreclosure on the Certificates until that date in exchange for the pledge by Supreme of additional shares of the Company's common stock owned by Supreme and the waiver of defenses to any such foreclosure on all pledged stock if and to the extent that the Debt was not repaid prior to the expiration of such eighteen month period (the "Acceleration Period"). Supreme also agreed to pledge additional shares of the Company's common stock if the Company deemed itself insecure during the Acceleration Period. Mr. Streicher and Supreme also agreed that, in order to ensure that the Debt was repaid before the end of the Acceleration Period, Supreme would conduct an orderly liquidation of those of Supreme's shares of the Company's common stock which were not pledged to the Company and then would pay the entire net proceeds of such liquidation, if any, to the Company.

     On June 12, 2002, Supreme sold 613,000 shares of the Company's common stock for aggregate gross proceeds of $711,080 and net proceeds of at least $680,000. According to the April 1, 2002, agreement, Mr. Streicher and Supreme were thereby obligated to repay the entire balance of the Debt, then approximately $680,000. On June 29, 2002, Mr. Streicher tendered $480,000 to the Company as partial repayment of the Debt. Mr. Streicher and Supreme informed the Company that they now question the validity of certain portions of the debt and therefore declined to tender the balance of approximately $200,000 required by the April 1, 2002 agreement. The Company informed Mr. Streicher and Supreme that it considered the failure to pay the $200,000 to be a breach of the April 1, 2002 agreement and demanded immediate payment.

     On July 19, 2002, after Mr. Streicher and Supreme refused the Company's demand, the Company suspended further payments of salary to Mr. Streicher under his November 1, 2000 employment agreement. The Company believes that the withholding of the $200,000 by Mr. Streicher and Supreme was also a breach of Mr. Streicher's November 1, 2000 employment agreement, constituting grounds for the Company to terminate that agreement for cause.


COMPARISON OF YEAR ENDED JUNE 30, 2002 TO YEAR ENDED JUNE 30, 2001

REVENUES

     Revenue decreased $18.6 million, or 23.4%, for the year ended June 30, 2002 compared to the year ended June 30, 2001. The decrease in revenue resulted from a substantial decrease in the wholesale price of diesel fuel and gasoline as well as a decline in gallons delivered. The Company delivered 49.5 million gallons of fuel to its customers in the year ended June 30, 2002, a decrease of 8.5% compared to the 54.1 million gallons delivered in the year ended June 30, 2001. The decrease in gallons delivered resulted primarily from the elimination of non-profitable markets and accounts, as well as volume declines of certain customers whose levels of business activity have been adversely impacted by the current economic downturn.

GROSS PROFIT

     Gross profit increased approximately $2.1 million, or 82.2%, in the year ended June 30, 2002 compared to the year ended June 30, 2001. The average net margin per delivered gallon of fuel in the year ended June 30, 2002 improved to
12.2 cents compared to 7.3 cents in the year ended June 30, 2001. The increase in gross profit was due to the results of the business initiatives started February 2001, yielding reduced direct operating expenses, improved margins on existing accounts and new, higher-margin accounts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased approximately $589,000, or 15.5%, in the year ended June 30, 2002 compared to the year ended June 30, 2001. The increase in these expenses primarily resulted from increases in payroll costs associated with the reestablishment of a marketing and sales department and program (including direct marketing) which had been previously eliminated, together with the restructuring of the management, operations, and information technology departments and related personnel; increases in insurance expense and legal fees; and an increase in the allowance for doubtful accounts.

INTEREST EXPENSE

     Interest expense decreased approximately $396,000, or 25.2%, in the year ended June 30, 2002 compared to the year ended June 30, 2001 as a result of lower interest rates on variable rate debt and decreased borrowings, primarily due to repayment of existing equipment debt, credit facility and the conversion of the subordinated promissory notes to equity.

     The Company incurred, in connection with the conversion of its convertible subordinated promissory notes to equity in January 2002, a one-time non-cash charge related to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features". This charge was $241,000 and classified as beneficial conversion of debt to equity interest expense for the year ended June 30, 2002.

     INCOME TAXES

     The Company recorded no income tax expense for the years ended June 30, 2002 or 2001. The Company has net operating loss carryforwards of $12.2 million at June 30, 2002.

EBITDA

     Earnings before interest, taxes, depreciation, and amortization increased by $1.5 million to $1.7 million for the year ended June 30, 2002 from $223,000 for the year ended June 30, 2001. The increase was primarily due to higher net margins and operating profit. The components of EBITDA for the year ended June 30, 2002 and 2001 are as follows:

                                                     2002         2001
                                                  ----------  ----------

    Net loss ...............................    $(1,162,000) $(2,774,000)
    Add back:
       Interest expense ....................      1,175,000    1,571,000
       Beneficial conversion of
         debt to equity interest expense ...        241,000           --
       Depreciation and amortization expense      1,458,000    1,426,000
                                                 ----------   ----------
    EBITDA .................................    $ 1,712,000  $   223,000
                                                 ==========   ==========


COMPARISON OF FIVE-MONTH TRANSITION PERIOD ENDED JUNE 30, 2001 TO FIVE MONTHS ENDED JUNE 30, 2000

REVENUES

     Revenue decreased $7.0 million, or 19.1%, for the five months ended June 30, 2001 compared to the five months ended June 30, 2000. The decrease in revenue resulted from a decrease in the wholesale price of diesel fuel and gasoline, declines in the actual quantities of fuel delivered and, to a lesser extent, declines in the average delivery service fee as a result of changes in the mix of business. The Company delivered 21.8 million gallons of fuel to its customers in the five months ended June 30, 2001, a decrease of 13.9% compared to the 25.3 million gallons delivered in the five months ended June 30, 2000. The Company sells fuel at prices based upon the daily market averages in each operating location and provides delivery services at a fixed price per gallon. Revenue levels can vary depending on the upward or downward movement of fuel prices in each market. The Company has begun the reestablishment of its marketing and sales function in order to increase the volume of mobile and bulk fueling business for future periods.

GROSS PROFIT

     Gross profit decreased $597,000, or 44.7%, in the five months ended June 30, 2001 compared to the five months ended June 30, 2000. The net margin per gallon of fuel in the five months ended June 30, 2001 was 6.2 cents compared to 7.4 cents in the five months ended June 30, 2000. Several factors contributed to the decrease in gross profit and net margin per gallon, including decreases in volume; reduced historical inventory gains from gross volumes sold to net volumes purchased; increases in inventory shrink arising from inefficiencies in field control and reporting systems; increased product procurement costs; increased vehicle expenses, primarily depreciation, running fuel and insurance; and decreases in the average delivery service fee resulting from the loss of higher margin mobile fueling business and the replacement of a portion of that business with lower margin bulk delivery business.

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

INTEREST EXPENSE

     Interest expense decreased $75,000, or 11.2%, in the five months ended June 30, 2001 compared to the five months ended June 30, 2000 as a result of decreased borrowings, primarily due to repayment of existing equipment debt.

INCOME TAXES

     The Company recorded no income tax expense in the five-month periods ended June 30, 2001 or 2000. The Company has net operating loss carryforwards which it will use to offset taxable income in future periods to the extent available.

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


COMPARISON OF FISCAL YEAR ENDED JANUARY 31, 2001 TO FISCAL YEAR ENDED JANUARY 31, 2000.

REVENUES

     Revenue increased $12.3 million, or 16.6%, for the year ended January 31, 2001 ("fiscal 2001") compared to the year ended January 31, 2000 ("fiscal 2000"). The increase in revenue resulted from an overall increase in the wholesale price of diesel fuel and gasoline, offset by declines in the actual quantity of fuel delivered and, to a lesser extent, declines in the average delivery service fee as a result of changes in the mix of business. The Company delivered 57.6 million gallons of fuel to its customers in fiscal 2001, a decrease of 3.0% over the 59.4 million gallons delivered in fiscal 2000. The Company sells fuel at prices based upon the daily market averages in each operating location and provides delivery services at a fixed price per gallon. Revenue levels can vary depending on the upward or downward movement of fuel prices in each market.

GROSS PROFIT

     Gross profit decreased $1.5 million, or 33.2%, in fiscal 2001 compared to fiscal 2000. The net margin per gallon of fuel in fiscal 2001 was 7.7 cents compared to 9.6 cents in fiscal 2000. A number of factors contributed to the decrease in gross profit, including decreases in volume, reduced historical inventory gains from gross volumes sold to net volumes purchased, increases in inventory shortages arising from inefficiencies in field control and reporting systems, increased product procurement costs, increased vehicle expenses, primarily depreciation, running fuel and insurance, and decreases in the average delivery service fee resulting from the loss of higher margin mobile fueling business and the replacement of a portion of that business with lower margin bulk delivery business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased $218,000, or 7.1%, in fiscal 2001 compared to fiscal 2000. The decrease in these expenses primarily resulted from eliminating marketing and sales personnel in the first quarter of the year, including related travel and entertainment expenses and reduced financial/public relations expenses, offset by increases in corporate payroll costs in the last quarter of the year.

INTEREST EXPENSE

     Interest expense increased $493,000, or 42.8%, in fiscal 2001 compared to fiscal 2000 as a result of increased borrowings, primarily in prior years, to pay for new custom fuel trucks for the Company's operations and as a result of interest rate increases throughout fiscal 2001.

INCOME TAXES

     The Company recorded no income tax expense in fiscal 2001 or 2000. The Company has net operating loss carryforwards which it will use to offset taxable income in future periods to the extent available.

NET INCOME (LOSS)

     The Company incurred a net loss of $1.3 million, or $.49 per diluted share, in fiscal 2001 compared to net income of $472,000, or $.16 per diluted share, in fiscal 2000. The Company's net loss in fiscal 2001 resulted primarily from losses of higher margin mobile fueling business, inefficiencies in product procurement, underutilization of equipment and increased costs related to maintaining its equipment.


COMPARISON OF FISCAL YEAR ENDED JANUARY 31, 2000 TO FISCAL YEAR ENDED JANUARY 31, 1999

REVENUES

     Revenue increased $26.8 million, or 56.5%, for the year ended January 31, 2000 ("fiscal 2000") compared to the year ended January 31, 1999 ("fiscal 1999"). The Company delivered 59.4 million gallons of fuel to its customers in fiscal 2000, an increase of 41.8% over the 41.9 million gallons delivered in fiscal 1999. The increase in revenue resulted from a higher volume of fuel sales and services to existing customers, acquisition of new customers in existing locations, the introduction of mobile fueling operations into additional metropolitan areas and an overall increase in the wholesale price of diesel fuel and gasoline.

GROSS PROFIT

     Gross profit increased $1.9 million, or 67.9%, in fiscal 2000 compared to fiscal 1999. The net margin per gallon of fuel in fiscal 2000 was 9.6 cents compared to 8.6 cents in fiscal 1999. This increase in gross profit and net margin per gallon was due primarily to increases in volume, offset by increases in driver payroll costs, repair and maintenance costs and other costs associated with the Company's expansion into new markets in fiscal 2000.

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

INCOME TAXES

     The Company recorded no income tax expense in fiscal 2000 compared to an income tax expense of $261,000 in fiscal 1999. The Company has net operating loss carryforwards which it will use to offset taxable income in future periods to the extent available. The tax expense in fiscal 1999 resulted from the Company fully reserving a deferred tax asset.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2002 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


ITEM 11. EXECUTIVE COMPENSATION


     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2002 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2002 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2002 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


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

             4.3    Underwriters'   Purchase  Option  Agreement  between
                    the  Registrant  and Argent Securities, Inc. (1)

             4.4    Warrant   Agreement   between  the  Registrant  and
                    American Stock Transfer & Trust Company (1)

            10.1    Employment   Agreement,   dated   November  1,  2000
                    between the  Registrant  and  Stanley H.  Streicher
                    (2)(6)

            10.2    Registrant's 1996 Stock Option Plan (1)(2)

            10.3 $10,000,000 Amended and Restated Loan Agreement, dated May 25, 1999, between the Registrant and Bank Atlantic and First Amendment, dated December 22, 1999, to Amended and Restated Loan Agreement (5)

            10.4 Amended and Restated $10,000,000 Promissory Note, dated May 9, 2001, between the Registrant and Bank Atlantic (7)

            10.5    Registrant's 2000 Stock Option Plan (2)(8)

            10.6    Employment   Agreement,   dated   October  26,  2000
                    between the  Registrant  and  Richard E.  Gathright
                    (2)(9)

            10.7 Second Amendment, dated May 9, 2001, to Amended and Restated Loan Agreement, dated May 25, 1999 (10)

            10.8 Promissory Note, dated July 7, 2000, between the Registrant and C. Rodney O'Connor (11)

            10.9    Form of  Convertible  Subordinated  Promissory  Note (12)

            10.10 Streicher Mobile Fueling, Inc. 2001 Directors Stock Option Plan (13)

            10.11 Agreement dated April 1, 2002 between Stanley H. Streicher, individually, and Supreme Oil Company Inc. ("Supreme"), a company wholly owned by Mr. Streicher and the Company with respect to the repayment by Supreme of certain debts owned to the Company by Supreme (14)

            10.12 Loan and Security Agreement with Congress Financial Corporation dated September 26, 2002 (15)

            23.1    Consent of KPMG LLP (16)

            99.1    Certification   of  President  and  Chief  Executive
                    Officer, and the Chief Financial Officer (16)

---------------

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 333-11541)

(2)  Management Contract or Compensatory Plan

(3) Incorporated by reference to the exhibit of the same number filed by the Company with Form 10-K for the fiscal year ended January 31, 1998.

(4) Incorporated by reference to the exhibit of the same number filed by the Company with Form 10-K for the fiscal year ended January 31, 1999.

(5) Incorporated by reference to the exhibit of the same number filed by the Company with Form 10-K for the fiscal year ended January 31, 2000.

(6) Incorporated by reference to the exhibit of the same number filed by the Company with Form 10-K for the fiscal year ended January 31, 2001.

(7) Incorporated by reference to Exhibit 10.5 filed by the Company with Form 10K for the fiscal year ended January 31, 2001.

(8) Incorporated by reference to Exhibit 10.6 filed by the Company with Form 10-K for the fiscal year ended January 31, 2001.

(9) Incorporated by reference to Exhibit 10.7 filed by the Company with Form 10-K for the fiscal year ended January 31, 2001.

(10) Incorporated by reference to Exhibit 10.8 filed by the Company with Form 10-K for the fiscal year ended January 31, 2001.

(11) Incorporated by reference to Exhibit 10.9 filed by the Company with Form 10-K for the fiscal year ended January 31, 2001.

(12) Incorporated by reference to Exhibit 10.10 filed by the Company with Form 10-K for the fiscal year ended January 31, 2001.

(13) Incorporated by reference to Exhibit A of the Proxy Statement filed by the Company for the Annual Meeting of Shareholders held on July 19, 2001

(14) Incorporated by reference to Exhibit 99.1 of the Form 8-K dated June 12, 2002 filed by the Company

(15) Incorporated by reference to Exhibit 99.1 of the Form 8-K dated September 30, 2002 filed by the Company

(16) Filed herewith.


      (b)   FINANCIAL STATEMENT SCHEDULE


      (c)   REPORTS ON FORM 8-K

            (1) The Company filed a Form 8-K dated June 12, 2002 to report, under Item 5, Other Events, the agreement entered into on April 1, 2002 with Stanley H. Streicher, individually, and Supreme Oil Company Inc. (together, "Supreme"), a company owned by Mr. Streicher, with respect to the repayment by Supreme of certain debts owed to the Company by Supreme.

            (2) The Company filed a Form 8-K dated September 30, 2002 to report, under Item 5, Other Events, the closing of a new long-term credit facility with Congress Financial Corporation, a subsidiary of Wachovia Corporation.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 9, 2002                  STREICHER MOBILE FUELING, INC.


                                         By: /S/ RICHARD E. GATHRIGHT
                                            -----------------------------------
                                            Richard E. Gathright, Chief
                                            Executive Officer and President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Name                          Title                    Date

By:/S/ STANLEY H. STREICHER      Chairman of the Board         October 9, 2002
   --------------------------
   Stanley H. Streicher


By:/S/ RICHARD E. GATHRIGHT      Director, Chief Executive     October 9, 2002
   --------------------------    Officer and President
   Richard E. Gathright          (Principal Executive Officer)


By:/S/ MICHAEL S. SHORE          Senior Vice President -       October 9, 2002
   --------------------------    Finance and Chief Financial
   Michael S. Shore              Officer (Principal Financial
                                 and Accounting Officer)


By:/S/ WENDELL R. BEARD          Director                      October 9, 2002
   --------------------------
   Wendell R. Beard


By:/S/ JOSEPH M. MURPHY          Director                      October 9, 2002
   --------------------------
   Joseph M. Murphy


By:/S/ C. RODNEY O'CONNOR        Director                      October 9, 2002
   --------------------------
   C. Rodney O'Connor

By:/S/ ROBERT S. PICOW           Director                      October 9, 2002
   --------------------------
   Robert S. Picow

By:/S/ W. GREG RYBERG            Director                      October 9, 2002
   --------------------------
   W. Greg Ryberg

                                 CERTIFICATIONS


     I, Richard E. Gathright, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Streicher Mobile Fueling, Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented by this Annual Report.

Date:    October 9, 2002


/S/ RICHARD E. GATHRIGHT
-------------------------------------
Richard E. Gathright
President and Chief Executive Officer


     I, Michael S. Shore, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Streicher Mobile Fueling, Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented by this Annual Report.

Date:    October 9, 2002


/S/ MICHAEL S. SHORE
--------------------------------------
Michael S. Shore
Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      PAGE

Report of Independent Certified Public Accountants............         F-2

Consolidated Balance Sheets as of June 30, 2002 and 2001......         F-3

Consolidated Statements of Operations for the Year
   Ended June 30, 2002, the Five-Month Transition
   Period Ended June 30, 2001 and the Years Ended
   January 31, 2001 and 2000..................................         F-4

Consolidated Statements of Shareholders' Equity for the
   Year Ended June 30, 2002, the Five-Month Transition
   Period Ended June 30, 2001 and the Years Ended
   January 31, 2001 and 2000..................................         F-5

Consolidated Statements of Cash Flows for the Year
   Ended June 30, 2002, the Five-Month Transition
   Period Ended June 30, 2001 and the Years Ended
   January 31, 2001 and 2000..................................         F-6

Notes to Consolidated Financial Statements....................         F-8

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          Independent Auditors' Report

The Board of Directors and Stockholders
Streicher Mobile Fueling, Inc.:

We have audited the accompanying consolidated balance sheets of Streicher Mobile Fueling, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended June 30, 2002, the five-month transition period ended June 30, 2001, and each of the years in the two-year period ended January 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streicher Mobile Fueling, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the year ended June 30, 2002, the five-month transition period ended June 30, 2001, and each of the years in the two-year period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP

Fort Lauderdale, Florida
October 1, 2002

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2002 AND 2001

                   (in 000's, except share and per share data)


                                                                        June 30,     June 30,
                             ASSETS                                      2002         2001
-----------------------------------------------------------            ---------     --------
Current assets:
  Cash and cash equivalents................................            $     815     $     6
  Restricted cash..........................................                  245         224
  Accounts receivable, net ................................                6,382       8,669
  Inventories .............................................                  363         315
  Prepaid expenses and other current assets................                  452         527
                                                                       ---------     -------
       Total current assets...............................                 8,257       9,741
                                                                       ---------     -------

Property and equipment, net................................               10,012      11,649
Note receivable from related party (Note 8)................                  200         583
Other assets...............................................                   91         221
                                                                       ---------     -------

       Total assets........................................            $  18,560     $22,194
                                                                       =========     =======


              LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------
Current liabilities:
  Bank line of credit payable (Note 4).....................            $   4,680     $ 6,905
  Current portion of long-term debt........................                2,101       2,154
  Accounts payable and other liabilities ..................                3,052       3,775
                                                                       ---------     -------
       Total current liabilities...........................                9,833      12,834

Long-term liabilities:
  Convertible subordinated promissory notes................                  284       1,000
  Long-term debt, excluding current portion................                2,767       5,028
                                                                       ---------     -------

       Total liabilities...................................               12,884      18,862
                                                                       ---------     -------

Commitments and contingencies (Note 3 and 10)..............

Shareholders' equity:
  Common stock, par value $.01 per share; 20,000,000 shares
    authorized; 7,211,751 and 4,367,537 issued and
    outstanding at June 30, 2002 and 2001, respectively....                   72          44
  Additional paid-in capital...............................               11,442       7,964
  Accumulated deficit......................................               (5,838)     (4,676)
                                                                       ---------     -------
       Total shareholders' equity.........................                 5,676       3,332
                                                                       ---------     -------

       Total liabilities and shareholders' equity.........             $  18,560    $ 22,194
                                                                       =========    ========


                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         STREICHER MOBILE FUELING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

    FOR THE YEAR ENDED JUNE 30, 2002, THE FIVE-MONTH TRANSITION PERIOD ENDED

           JUNE 30, 2001 AND THE YEARS ENDED JANUARY 31, 2001 AND 2000
                   (in 000's, except share and per share data)

                                      Fiscal     Fiscal     Transition   Transition     Fiscal       Fiscal
                                       Year       Year        Period       Period        Year         Year
                                     June 30,   June 30,     June 30,     June 30,    January 31,  January 31,
                                       2002       2001         2001         2000         2001         2000
                                     -------    --------    ----------   ----------   ----------   ----------
                                               (Unaudited)               (Unaudited)
Fuel sales and service revenues   $   43,538  $   60,293    $   22,235   $   26,944   $   65,002   $   50,801
Fuel taxes.....................       17,311      19,193         7,275        9,537       21,455       23,370
                                  ----------  ----------    ----------   ----------   ----------   ----------
   Total revenues..............       60,849      79,486        29,510       36,481       86,457       74,171

Cost of fuel sales and service.       38,947      57,773        21,495       25,607       61,909       46,172
Fuel taxes.....................       17,311      19,193         7,275        9,537       21,455       23,370
                                  ----------  ----------    ----------   ----------   ----------   ----------
   Total cost of sales.........       56,258      76,966        28,770       35,144       83,364       69,542

     Gross profit..............        4,591       2,520           740        1,337        3,093        4,629

Selling, general and
administrative expenses........        4,382       3,793         2,126        1,209        2,852        3,070
                                  ----------  ----------    ----------   ----------   ----------   ----------
     Operating income (loss)...          209      (1,273)       (1,386)         128          241        1,559

Beneficial conversion of debt
  to equity interest expense
  (Note 6).....................         (241)         --            --           --           --           --
Interest expense...............       (1,175)     (1,571)         (590)        (665)      (1,645)      (1,152)
Interest and other income......           45          70            25           25           69           65
                                  ----------  ----------    ----------   ----------   ----------   ----------

     Income (loss) before
       income taxes............       (1,162)     (2,774)       (1,951)        (512)      (1,335)         472

Income tax expense.............           --          --            --           --           --           --
     Net income (loss).........   $   (1,162) $   (2,774)   $   (1,951)  $     (512)  $   (1,335)  $      472
                                  ==========  ==========    ==========   ==========   ==========   ==========

Basic net income (loss) per
share.........................    $     (.20) $     (.84)   $     (.47)  $     (.19)  $     (.49)  $      .17
                                  ==========  ==========    ==========   ==========   ==========   ==========

Diluted net income (loss) per
share..........................   $     (.20) $     (.84)   $     (.47)  $     (.19)  $     (.49)  $      .16
                                  ==========  ==========    ==========   ==========   ==========   ==========

Basic weighted average common
  shares outstanding...........    5,698,147   3,315,104     4,194,283    2,712,220    2,716,855    2,710,400
                                  ==========  ==========    ==========   ==========   ==========   ==========

Diluted weighted average
  common shares outstanding....    5,698,147   3,315,104     4,194,283    2,712,220    2,716,855    2,880,529
                                  ==========  ==========    ==========   ==========   ==========   ==========


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

   FOR THE YEAR ENDED JUNE 30, 2002, THE FIVE-MONTH TRANSITION PERIOD ENDED
         JUNE 30, 2001 AND THE YEARS ENDED JANUARY 31, 2001 AND 2000
                          (IN 000'S, EXCEPT SHARE DATA)



                                                          Common Stock        Additional
                                                      --------------------     Paid-in    Accumulated
                                                       Shares       Amount     Capital      Deficit      Total
                                                      ---------   --------    --------    -----------  --------
BALANCE, January 31, 1999.........................    2,575,000   $     26    $  5,196     $ (1,862)   $  3,360

Net income........................................           --         --          --          472         472
Exercise of stock options and warrants............      105,400          1         412           --         413
Stock exchanged for services......................       30,000         --          43           --          43
                                                      ---------   --------    --------    ---------    --------
BALANCE, January 31, 2000.........................    2,710,400         27       5,651       (1,390)      4,288

Net loss..........................................           --         --          --       (1,335)     (1,335)
Exercise of stock options ........................        2,200         --           8           --           8
Net proceeds from private placement of stock......      531,667          5       1,898           --       1,903
Conversion of note payable to equity..............      333,333          3         497           --         500
Treasury stock purchased and retired..............      (67,343)        --        (146)          --        (146)
                                                      ---------   --------    --------    ---------    --------
BALANCE, January 31, 2001.........................    3,510,257         35       7,908       (2,725)      5,218

Net loss..........................................           --         --          --       (1,951)     (1,951)
Issuance of stock held as subscribed..............      811,666          8         (12)          --          (4)
Net proceeds from private placement of stock......       35,000          1          52           --          53
Issuance of stock in lieu of debt.................       10,614         --          16           --          16
                                                      ---------   --------    --------    ---------    --------
BALANCE, June 30, 2001............................    4,367,537         44       7,964       (4,676)      3,332

Net loss..........................................           --         --          --       (1,162)     (1,162)
Net proceeds from private placement of stock......      666,666          7         573           --         580
Issuance of stock in lieu of debt.................       67,226         --          91           --          91
Conversion of note payable to equity..............    2,110,322         21       2,814           --       2,835
                                                      ---------   --------    --------    ---------    --------
BALANCE, June 30, 2002............................    7,211,751   $     72    $ 11,442    $  (5,838)   $  5,676
                                                      =========   ========    ========    =========    ========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   FOR THE YEAR ENDED JUNE 30, 2002, THE FIVE-MONTH TRANSITION PERIOD ENDED
         JUNE 30, 2001 AND THE YEARS ENDED JANUARY 31, 2001 AND 2000
           (IN 000'S, EXCEPT SUPPLEMENTAL DISCLOSURE AND SHARE DATA)

                                                                                   Transition  Transition
                                                            Fiscal Year Fiscal Year  Period      Period   Fiscal Year Fiscal Year
                                                              June 30,   June 30,    June 30,   June 30,  January 31, January 31,
                                                                2002       2001        2001       2002       2001        2000
                                                            ----------- ----------- --------- ----------  ----------- -----------
                                                                        (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income (loss) ........................................  $(1,162)   $(2,774)   $(1,951)   $  (512)   $(1,335)   $   472
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Loss on asset disposal .................................        9        103         18         --          4         19
    Depreciation and amortization ..........................    1,458      1,426        613        535      1,349      1,085
    Interest expense from beneficial
      conversion of debt to equity .........................      241         --         --         --         --         --
    Provision for doubtful accounts ........................      271         90         37         38         90         78
    Stock exchanged for services ...........................       --         --         --         --         --         44
  Changes in operating assets and liabilities:
    (Increase) decrease in restricted cash .................      (21)       (14)       580        312       (282)      (368)
    Decrease (increase) in accounts
      receivable ...........................................    2,016        104        931        540       (287)    (3,890)
    Decrease (increase) in inventories and
      other assets .........................................      143       (336)       133        142       (213)      (622)
    (Decrease) increase in accounts payable
      and accrued expenses .................................     (456)      (150)      (511)      (236)        36      1,349
                                                               ------     ------     ------     ------     ------     ------
    Net cash provided by (used in) operating
      activities ...........................................    2,499     (1,551)      (150)       819       (638)    (1,833)
                                                               ------     ------     ------     ------     ------     ------

CASH FLOWS FROM INVESTING
ACTIVITIES:
    Purchases of property and equipment ....................     (152)      (671)      (288)    (1,117)    (1,410)    (3,648)
    Proceeds from disposal of equipment ....................      276         58         29         --         21         64
    Decrease (increase) note receivable due
      from related party ...................................      443        (82)       (43)       (19)       (39)       (55)
                                                               ------     ------     ------     ------     ------     ------
    Net cash provided by (used in) investing
      activities ...........................................      567       (695)      (302)    (1,136)    (1,428)    (3,639)
                                                               ------     ------     ------     ------     ------     ------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Change in bank overdraft .................................     (318)        24        318        294         --        (31)
  Net (repayments) borrowings on line of
    credit .................................................   (2,225)      (303)      (381)      (471)      (394)     3,108
  Proceeds from the issuance of convertible
    debt ...................................................    1,700      1,700      1,000         --         --         --
  Borrowings under long-term debt ..........................       --      1,202        100        917      2,092      7,880
  Principal payments on long-term debt .....................   (2,114)    (2,408)    (1,091)      (760)    (1,949)    (5,545)
  Net proceeds from issuance of common
    stock and common stock warrants ........................      700      1,961         65         60      2,411        413
                                                               ------     ------     ------     ------     ------     ------
    Net cash (used in) provided by financing
      activities ...........................................   (2,257)     2,176         11         40      2,160      5,825
                                                               ------     ------     ------     ------     ------     ------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS ................................      809        (70)      (441)      (277)        94        353
CASH AND CASH EQUIVALENTS,
    beginning of period ....................................        6         76        447        353        353         --
                                                               ------     ------     ------     ------     ------     ------
CASH AND CASH EQUIVALENTS,
    end of period ..........................................  $   815    $     6    $     6    $    76    $   447    $   353
                                                               ======     ======     ======     ======     ======     ======


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   FOR THE YEAR ENDED JUNE 30, 2002, THE FIVE-MONTH TRANSITION PERIOD ENDED
         JUNE 30, 2001 AND THE YEARS ENDED JANUARY 31, 2001 AND 2000

         (IN 000'S, EXCEPT SUPPLEMENTAL DISCLOSURE AND PER SHARE DATA)


(CONTINUED)

                                                        Transition Transition
                                 Fiscal Year Fiscal Year  Period      Period   Fiscal Year Fiscal Year
                                   June 30,   June 30,    June 30,   June 30,  January 31, January 31,
                                     2002       2001        2001       2002       2001        2000
                                 ----------- ----------- --------- ----------  ----------- -----------
                                             (unaudited)           (unaudited)

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid for-
   Interest......................  $ 1,193     $ 1,589      $  615     $  668     $  1,642    $ 1,103
                                 ----------- ----------- --------- ----------  ----------- -----------
   Income taxes..................  $    --     $    --      $   --     $   --     $     --    $     2
                                 ----------- ----------- --------- ----------  ----------- -----------

------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

YEAR ENDED JUNE 30, 2002:

   Conversion of $2,617,000 of subordinated convertible promissory notes into common stock resulting in a non-cash charge to interest expense of $241,000 Issuance of $91,000 of common stock in lieu of payment on subordinated convertible promissory notes
   Transfer of $60,000 of fixed assets to note receivable from related party

FIVE MONTHS ENDED JUNE 30, 2001:

   Issuance of $16,000 of common stock in lieu of payment on subordinated convertible promissory notes

YEAR ENDED JANUARY 31, 2001:

   Conversion of $500,000 of subordinated convertible promissory notes into common stock Exchange of receivable of $147,000 from related party for 67,343 shares of common stock



         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  NATURE OF OPERATIONS

     Streicher Mobile Fueling, Inc., a Florida corporation (the "Company") was formed in 1996.

     The Company provides mobile fueling and fuel management out-sourced services to businesses that operate all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. The Company's specialized truck fleet delivers fuel to customers' locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and/or re-supplying fixed-site storage facilities. The Company's patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. At June 30, 2002, the Company had operations in California, Florida, Georgia, Tennessee and Texas.

     The Company generates substantially all of its revenue from mobile fueling and fuel management services. Revenue is comprised principally of delivery service charges and the related sales of diesel fuel and gasoline. Cost of sales is comprised principally of direct operating expenses and the cost of fuel. Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authority. The Company provides mobile fueling and fuel management services at a minimum rate. Included in the rate are negotiated service charges and the cost of fuel based on market prices. Revenue and cost of fuel will vary depending on the upward or downward movement of fuel prices in each market.

     In the mobile fueling business, the majority of deliveries are made on workdays, Monday through Friday, to coincide with customers' fuel service requirements. Thus, the number of workdays in any given month will impact the quarterly financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset during the fiscal year by emergency mobile fueling services and fuel deliveries to certain customers resulting from impending or actual severe meteorological or geological events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of Presentation

          The consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiaries, Streicher West, Inc., Streicher Realty, Inc., and Mobile Computer Systems, Inc. As of August 8, 2001 the Company's subsidiaries, Streicher West, Inc. and Mobile Computer Systems, Inc., were merged into Streicher Realty, Inc., the surviving corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

          Effective July 19, 2001, the Company changed its fiscal year-end from January 31 to June 30. The five-month transition period of February 1, 2001 through June 30, 2001 ("transition period") preceded the start of the new fiscal year.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (b)  Cash and Cash Equivalents

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents in the accompanying consolidated balance sheets is interest bearing cash of approximately $815,000 and $6,000 as of June 30, 2002 and 2001, respectively.

     (c)  Restricted Cash

          Restricted cash at June 30, 2002 and 2001 consists of $245,000 and $224,000, respectively, in collections on customer accounts receivable, which were deposited in a restricted account and used to repay advances made to the Company on its working capital line of credit.

     (d)  Accounts Receivable

          Accounts receivable are due from customers within a broad range of industries and are generally unsecured. Additionally, accounts receivable are composed of refunds from state and federal governments for fuel taxes which are not billable to certain customers, yet have been paid to vendors by the Company. The Company provides for credit losses based on management's evaluation of collectibility based on current and historical performance of each customer.

          A roll forward of the activity in the allowance for doubtful accounts for the indicated periods is as follows:

                                                            Transition
                                             Fisacal Year     Period      Fiscal Year     Fiscal Year
                                              June 30,        June 30,     January 31,     January 31,
                                                2002            2001         2001             2000

            Balance - beginning of period    $  78,000       $ 55,000      $ 111,000       $  80,000
            Provisions for bad debt            637,000         37,000         90,000          77,000
            Write-offs, net of recoveries     (206,000)       (14,000)      (146,000)        (46,000)
                                             ---------       --------      ---------       ---------
            Balance - end of period          $ 509,000       $ 78,000      $  55,000       $ 111,000
                                             =========       ========      =========       =========

     (e)  Inventories

          Inventories, consisting primarily of diesel fuel and gasoline, are stated at the lower of cost or market and include federal and state fuel taxes payable to vendors. Cost is determined using the first-in, first-out method.

     (f)  Property and Equipment

          Property and equipment are stated at cost less accumulated depreciation and amortization. Ordinary maintenance and repairs are expensed as incurred. Improvements which significantly increase the value or useful life of property and equipment are capitalized. Property and equipment are depreciated or amortized using the straight-line method over their estimated useful lives. Property and equipment balances and the estimated useful lives were as follows at the indicated dates:

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    June 30,
                                           --------------------------      Estimated Useful
                                             2002             2001               Life
                                           ---------------------------------------------------
           Fuel trucks and automobiles     14,681,000      14,843,000         10 - 25 years
           Machinery and equipment          1,194,000       1,084,000          3 - 5 years
           Furniture and fixtures             295,000         286,000          5 - 10 years
           Leasehold improvements              19,000         140,000     Lesser of lease term
                                                                              or useful life
           Land                                67,000         223,000              --
                                           ----------     -----------
                                           16,256,000      16,576,000

           Less:  Accumulated depreciation
             and amortization              (6,244,000)     (4,927,000)
                                           ----------     -----------
           Property and equipment, net     10,012,000      11,649,000
                                           ==========     ===========


          In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs used for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades and enhancements. The amount capitalized at June 30, 2002 relating to internal use software is $31,000 and is included in machinery and equipment. There was no capitalized internal use software as of June 30, 2001.

     (g)  Income Taxes

          Income taxes are accounted for under the asset and liability method, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (h)  Revenue Recognition

          The Company recognizes revenue at the time services are performed and fuel is delivered and the customer takes ownership and assumes risk of loss.

     (i)  Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These assumptions, if not realized, could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (j)  Fair Value of Financial Instruments

          The Company's financial instruments, primarily consisting of cash and cash equivalents, accounts receivable, note receivable from related party, accounts payable, bank line of credit payable, and long-term debt, approximate fair value due to their short-term nature or interest rates that approximate current market rates.

     (k)  Net Income or Loss Per Share

          Net income or loss per share is determined by dividing net income or loss by the weighted average common shares outstanding. Common stock equivalents, consisting of employee stock options and common stock warrants, in the amount of 2,516,852, 2,509,052 and 2,379,052 for the year ended June 30, 2002, the five-month transition period ended June 30, 2001 and the year ended January 31, 2001, respectively, were antidilutive and were not included in the computation of net loss per share in those fiscal years. Certain common stock equivalents, consisting of employee stock options and common stock warrants in the amount of 2,423,752 were dilutive and were included in the computation of net income per share for the year ended January 31, 2000. Other common stock equivalents in the amount of 240,500 were antidilutive and were not included in the computation of earnings per share for the year ended January 31, 2000.

     (l)  Impairment or Disposal of Long-Lived Assets

          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (m)  Stock Options

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (n)  Recent Accounting Pronouncements

          In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

          The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective July 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

          Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

          In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of July 1, 2002. The Company will then have up to six months from July 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income.

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on July 1, 2002.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on July 1, 2001.

          SFAS No. 146, Costs Associated with Exit or Disposal Activities, was issued in June 2002. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The statement is effective for exit or disposal activities that are initiated after December 31, 2002, and will result in a change in accounting policy associated with the recognition of liabilities in connection with future exit and disposal activities.

     (o)  Reclassifications

          Certain prior period amounts have been reclassified to conform to the current year presentation.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  CAPITAL RESOURCES AND LIQUIDITY

     The Company has incurred net losses during its most of its operating history and has met its working capital and debt service requirements through the raising of capital and drawing from its bank line of credit. During the fiscal year ended June 30, 2002, the Company incurred a net loss of $1.162 million compared to a $2.774 million loss for the fiscal year ended June 30, 2001.

     The Company's business requires it to expend considerable working capital for fuel, labor and equipment costs prior to payments being received from the Company's customers. The fuel purchased by the Company for resale to its customers must generally be paid for within 10 to 15 days of purchase, with labor costs and related taxes paid bi-weekly, and equipment related costs generally paid within 30 days. The Company invoices its customers weekly and generally collects the majority of its accounts within 30 to 45 days. The days sales outstanding at June 30, 2002 was 33 days compared to 42, 39 and 41 days for the five month transition period ended June 30, 2001 and fiscal years ended January 31, 2001 and 2000, respectively.

     During the 18-month period from January 2001 through June 2002, the Company raised $6.0 million in capital through private placements of common stock and the issuance of subordinated debt. For the fiscal year ended June 30, 2002, the Company raised $700,000 from private placements and $1.7 million from convertible subordinated promissory notes.

     On January 15, 2002, certain holders of the Company's convertible subordinated promissory notes converted their aggregate $2.617 million in debt to shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares of the Company's common stock. The convertible subordinated promissory notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The conversion resulted in the Company recording a one time, non-cash beneficial conversion of debt to equity interest expense of $241,000. The beneficial conversion of debt to equity interest expense had no impact on total shareholders' equity. See Note 6 for further discussion on convertible subordinated debt transactions.

     The capital raised through private placements and the conversion of $2.617 million of the outstanding $2.9 million in subordinated debt resulted in the stockholders' equity of $5.676 million at June 30, 2002.

     Management instituted a new business plan and a turnaround program comprised of various substantive changes in operations, management and reporting which have improved the Company's financial operating results over the last 17 months by reducing operating costs, increasing net margins and operating cash flow. In order for the Company to maintain and improve these positive trends, it must continue to increase volumes at profitable margins, control costs and continue to generate sufficient cash flow to support its working capital and debt service requirements. However, there can be no assurance that the Company will maintain and/or continue to improve its operating performance in the future, or that it will be able to raise capital to support any working capital or debt service shortfalls during any future business downturns, whether the downturn is part of broader economic conditions or the Company's failure to successfully execute its business plan.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  BANK LINE OF CREDIT PAYABLE

     As of June 30, 2002 and 2001, the Company had outstanding borrowings of $4.68 million and $6.91 million, respectively, under its short-term $10.0 million bank line of credit. Based on eligible receivables outstanding at June 30, 2002, the Company had $250,000 of cash availability on the bank line of credit, and was in compliance with all financial covenants required by the credit facility. The Company had no cash availability on the line of credit at June 30, 2001. Interest is payable monthly at 2.00% over the prime rate (6.75% at June 30, 2002), and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The Company and its bank entered into an agreement for a six-month renewal, from April 30, 2002 through October 31, 2002, of this facility. In connection with the renewal, the bank waived an existing $100,000 facility termination fee.

     On September 26, 2002, the Company entered into a new three-year $10 million credit facility with a national financial institution. This line of credit replaces the short-term $10 million credit facility with a regional bank. The new line of credit permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly at 1.75% over the prime rate (6.50% at September 30, 2002), and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the new line of credit is September 25, 2005, and should the Company elect to terminate the credit facility prior to such date, prepayment fees of 3%, 1.5% and .5% will apply during year one, two and three, respectively. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after year three. Under the terms of the credit facility, the Company is required to maintain certain financial and non-financial covenants, which it was in compliance with as of September 30, 2002.

(5)  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                            June 30,
                                                                     -----------------------
                                                                        2002        2001
                                                                     ----------  -----------
      Equipment and other loans payable (10.18% weighted
      average interest rate at June 30, 2002 and 2001)
      due in monthly installments with varying maturities through
      January 2006                                                   $ 4,868,000 $ 7,182,000

      Less: current portion                                           (2,101,000  (2,154,000)
                                                                     ----------  -----------
      Long-term debt, excluding current portion                      $ 2,767,000 $ 5,028,000
                                                                     =========== ===========

      Future principal payments on long-term debt are due as follows as of June 30, 2002:

                          Year Ended June 30,
                          -------------------
                             2003       $  2,101,000
                             2004          1,857,000
                             2005            904,000
                             2006              6,000
                          Thereafter              --
                                           ----------
                                        $  4,868,000
                                           ==========

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  ISSUANCES OF EQUITY AND DEBT SECURITIES

     In January 2001, the Company issued 531,667 shares of common stock in a private placement at $1.50 per share. The Company also issued in January 2001, 333,333 shares of common stock to three shareholders upon their conversion of a promissory note in the principal amount of $500,000, at a conversion price of $1.50. In February 2001 and March 2001, the Company issued a total of 846,666 shares of common stock in a private placement at $1.50 per share.

     In August 2001, the Company issued 133,333 shares of common stock in a private placement at $1.50 per share. In January 2002, the Company issued 476,190 shares of common stock in a private placement at $1.05 per share. As a result of the reduction in the offering price in January 2002 to $1.05 per share, 57,143 additional shares were issued to the August 2001 investor in January 2002, resulting in an effective price of $1.05 for all purchasers in the offering.

     In April 2001, the Company issued $1.0 million of convertible subordinated promissory notes to four shareholders. The notes are due on August 31, 2003 and bear interest at 1% over the prime interest rate announced from time to time by the Company's principal lender. At the Company's option, the interest on the notes may be paid in Company stock, with the stock value based on the average market price of the stock for the quarter in which interest is due. The notes contain a conversion feature entitling the note holder to convert the note balance into common stock of the Company at the rate of $1.35 per share.

     In July 2001, the Company issued $600,000 of convertible subordinated promissory notes to three shareholders. The notes are due on August 31, 2003 and bear interest at 1% over the prime interest rate announced from time to time by the Company's principal lender. With the consent of the Payee, the interest on the notes may be paid in Company stock, with the stock value based on the average market price of the stock for the quarter in which interest is due. The notes provide the note holder the right and option to request a prepayment of the outstanding principal amount and accrued interest thereon from the net proceeds of any issuance or sale by the Company of equity or debt securities from and after July 6, 2001. The notes contain a conversion feature entitling the note holder to convert the note balance into common stock of the Company at the rate of $1.35 per share.

     In September 2001, the Company issued $800,000 of convertible subordinated promissory notes to five shareholders. The notes are due on August 31, 2003 and bear interest at 3% over the prime interest rate announced from time to time by the Company's principal lender. With the consent of the Payee, the interest on the notes may be paid in Company stock, with the stock value based on the average market price of the stock for the quarter in which interest is due. The notes provide the note holder the right and option to request a prepayment of the outstanding principal amount and accrued interest thereon from the net proceeds of any issuance or sale by the Company of equity or debt securities from and after July 6, 2001. The notes contain a conversion feature entitling the note holder to convert the note balance into common stock of the Company at the rate of $1.35 per share.

     In October 2001, the Company issued $300,000 of convertible subordinated promissory notes to three shareholders. The notes are due on August 31, 2003 and bear interest at 3% over the prime interest rate announced from time to time by the Company's principal lender. With the consent of the Payee, the interest on the notes may be paid in Company stock, with the stock value based on the average market price of the stock for the quarter in which interest is due. The notes provide the note holder the right and option to request a prepayment of the outstanding principal amount and accrued interest thereon from the net proceeds of any issuance or sale by the Company of equity or debt securities from and after July 6, 2001. The notes contain a conversion feature entitling the note holder to convert the note balance into common stock of the Company at the rate of $1.35 per share.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In January 2002, certain holders of the convertible subordinated promissory notes converted an aggregate of $2.617 million to shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares of the Company's common stock. The notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The conversion resulted in the Company recording a one time, non-cash beneficial conversion of debt to equity interest expense of $241,000 during the quarter ended March 31, 2002. The holders of the remaining $283,600 of convertible subordinated promissory notes issued by the Company who did not elect to so convert their notes in January 2002 waived any conversion price adjustment. In September 2002, the maturity dates of these non-converted notes were extended for one year to August 31, 2004.


(7)  SIGNIFICANT CUSTOMERS

     Revenue from one significant customer, excluding fuel taxes, totaled $ 8.4 million or 19% of total revenue, excluding fuel taxes, in the fiscal year ended June 30, 2002. However, revenue from this customer was generated from a total of 10 separate and non-dependent written contracts of varying lengths of service and renewal options. Accounts receivable from this customer totaled $1.3 million and $1.7 million at June 30, 2002 and 2001, respectively. Revenue from two significant customers, excluding fuel taxes, totaled approximately $5.8 million or 26% of total revenue, excluding fuel taxes, in the five-month period ended June 30, 2001. Revenue from three significant customers, excluding fuel taxes, totaled $12.1 million or 19% and $13.4 million or 26% of the total revenue, excluding fuel taxes in the fiscal years ended January 31, 2001 and 2000, respectively.

(8)  RELATED PARTY TRANSACTIONS

     As previously reported, the Company had an account receivable from Streicher Enterprises, Inc. ("Enterprises"), an entity wholly owned by the Company's Chairman, Stanley H. Streicher, amounting to approximately $204,000 and $583,000 at June 30, 2002 and 2001, respectively, and $540,000 and $501,000 at January 31, 2001 and 2000, respectively, and bearing interest at 8.25 percent per annum. Two promissory notes to the Company, one dated January 31, 1997, in the amount of $319,043 due January 31, 2007, and the second in the amount of $94,850 dated January 31, 1998 due January 31, 2007 (the "Notes"), represented the bulk of the above referenced account. Mr. Streicher personally guaranteed the principal of, and interest on, the Notes. Such amounts represented tax benefits of the Company used by Enterprises, certain expenses of Enterprises paid by the Company prior to its initial public offering and cash advances to Enterprises prior to the Company's initial public offering. Interest income on the account included approximately $41,000 and $18,000 for the year ended June 30, 2002 and the transition period, respectively, and approximately $42,000 and $37,000 for the fiscal years ended 2001 and 2000 relating to the account receivable from Enterprises. Enterprises was required to make annual payments of interest only with a final payment of all accrued interest and unpaid principal due on January 31, 2007. The account receivable was secured by a pledge of 360,213 shares of the Company's common stock owned by Supreme Oil Company, another entity wholly owned by Mr. Streicher.

     The Company had leased its former corporate headquarters from Mr. Streicher, from which a portion of the above referenced account receivable had arisen (see Note 10(a), Commitments and Contingencies, Operating Leases). Mr. Streicher and the Company entered into a Lease Cancellation and Assignment of Sublease dated February 1, 2002, whereby Mr. Streicher agreed to pay to the Company the net book value of certain leasehold improvements which were paid by, and carried on the books of, the Company as of April 30, 2001, in the amount of $59,600 (the "Leasehold Improvements Debt") on or before March 31, 2002.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On April 1, 2002, Mr. Streicher and Supreme Oil Company Inc. and the Company entered into an agreement with respect to the repayment by Mr. Streicher and Supreme of the Leasehold Improvements Debt and the Notes (collectively, the "Debt"). In connection therewith, Supreme delivered to the Company additional shares of the Company's stock owned by Supreme, so that an aggregate of 533,088 shares of the Company's common stock owned by Supreme (the " Certificates") were pledged as security for the Debt.

     In the April 1, 2002, agreement, Mr. Streicher and Supreme agreed to accelerate the due date of the Notes to September 30, 2003, to make quarterly payments of interest on the Debt, and waived any defenses to foreclosure on the Certificates if the Debt remained unpaid on September 30, 2003. The Company agreed to defer any such foreclosure on the Certificates until that date in exchange for the pledge by Supreme of additional shares of the Company's common stock owned by Supreme and the waiver of defenses to any such foreclosure on all pledged stock if and to the extent that the Debt was not repaid prior to the expiration of such eighteen month period (the "Acceleration Period"). Supreme also agreed to pledge additional shares of the Company's common stock if the Company deemed itself insecure during the Acceleration Period. Mr. Streicher and Supreme also agreed that, in order to ensure that the Debt was repaid before the end of the Acceleration Period, Supreme would conduct an orderly liquidation of Supreme's shares of the Company's common stock which were not pledged to the Company and then to pay the entire net proceeds of such liquidation, if any, to the Company.

     On June 12, 2002, Supreme sold 613,000 shares of the Company's common stock for aggregate gross proceeds of $711,080 and net proceeds of at least $680,000. According to the April 1, 2002, agreement, Mr. Streicher and Supreme were thereby obligated to repay the entire balance of the Debt, then approximately $680,000. On June 29, 2002, Mr. Streicher tendered $480,000 to the Company as partial repayment of the Debt.

     Mr. Streicher and Supreme informed the Company that they now question the validity of certain portions of the debt and therefore declined to tender the balance of approximately $200,000 required by the April 1, 2002 agreement. The Company informed Mr. Streicher and Supreme that it considered the failure to pay the $200,000 to be a breach of the April 1, 2002 agreement and demanded immediate payment.

     On July 19, 2002, after Mr. Streicher and Supreme refused the Company's demand, the Company suspended further payments of salary to Mr. Streicher under his November 1, 2000 employment agreement. The Company believes that the withholding of the $200,000 by Mr. Streicher and Supreme was also a breach of Mr. Streicher's November 1, 2000 employment agreement, constituting grounds for the Company to terminate that agreement for cause.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)  INCOME TAXES

     The actual tax benefit (provision) of the Company for the year ended June 30, 2002, the five-month transition period ended June 30, 2001 and years ended January 31, 2001 and 2000 differs from the statutory Federal tax rate of 34% due to the following:

                                                                      Transition
                                                          Fisacal Year  Period    Fiscal Year   Fiscal Year
                                                            June 30,   June 30,   January 31,   January 31,
                                                              2002        2001         2001        2000
                                                          --------------------------------------------------
        Expected benefit (provision) for income
          taxes at statutory Federal income tax rates     $ 395,000   $ 663,000    $ 454,000   $ (161,000)
        State income taxes, net of federal benefit           42,000      70,000       50,000      (18,000)
        Other                                               (59,000)      2,000      (89,000)      10,000
        Nondeductible expenses                             (102,000)     (5,000)     (22,000)     (17,000)
        Deferred tax valuation allowance                   (276,000)   (730,000)    (393,000)     186,000
                                                          ---------   ---------    ---------   ----------
        Benefit (provision) for income taxes              $      --   $      --    $      --   $       --
                                                          =========   =========    =========   ==========

     Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their income tax bases, and (b) operating loss carryforwards.

     The tax effects of temporary differences and operating loss carryforwards that give rise the significant portions of the deferred tax assets and liabilities at June 30, 2002 and 2001 are presented below:

                                                                         June 30,
                                                            -----------------------------------
                                                               2002                     2001
                                                            -----------             -----------
              Deferred tax assets:
              Net operating loss carryforwards              $ 4,620,000             $ 4,134,000
              Asset basis adjustment for Reorganization         307,000                 339,000
              Other                                              55,000                   9,000
                                                            -----------             -----------
              Total gross deferred tax assets                 4,982,000               4,482,000

              Less: valuation allowance                     $(2,284,000)            $(2,008,000)
                                                            -----------             -----------
              Total deferred tax assets                       2,698,000               2,474,000
                                                            ===========             ===========
              Deferred tax liabilities:
              Property and equipment                        $(2,698,000)            $(2,474,000)
                                                            -----------             -----------
              Total deferred tax liabilities                 (2,698,000)             (2,474,000)

              Net deferred tax assets                       $        --             $        --
                                                            ===========             ===========

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

     The net change in the valuation allowance for the year ended June 30, 2002, the five-month transition period ended June 30, 2001 and years ended January 31, 2001 and 2000 was an increase of $276,000, an increase of $730,000, an increase of $393,000 and a decrease of $186,000, respectively. All increases and decreases to the valuation allowance during these periods were recorded through the provision for taxes. As of June 30, 2002, the Company has net operating loss carryforwards of approximately $12.2 million which will begin to expire in the year 2011.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) COMMITMENTS AND CONTINGENCIES

     (a)  Operating Leases

          The Company leases real property and buildings under operating leases that expire at various times through the year 2015. Future minimum lease payments under non-cancelable operating leases as of June 30, 2002, including the related party leases discussed in Note 8 (Related Party Transactions) are as follows:

                              Year Ended        Operating
                               June 30,           Lease
                                                 Payments

                                 2003             367,000
                                 2004             180,000
                                 2005              31,000
                                 2006              15,000
                                 2007              15,000
                              Thereafter          120,000
                                             -------------
                                                $ 728,000
                                             =============

          In April 2001, the Company relocated its corporate offices and simultaneously entered into a lease agreement for its new corporate offices. At that time the Company was obligated under a July 31, 1993 lease agreement covering the former corporate offices with the Company's Chairman, Stanley H. Streicher, the expiration of which lease was July 31, 2013. In May 2001, the Company entered into a sub-lease agreement with an unrelated third party for the lease of the Company's former corporate offices. In January 2002, Mr. Streicher canceled the lease covering the Company's former corporate offices and the Company assigned the sublease to Mr. Streicher, effective February 1, 2002. Under the terms of the lease cancellation and assignment of sublease, it was provided that Mr. Streicher would reimburse the Company on or before March 31, 2002 for the net book value of all leasehold improvements to its former corporate offices paid for by and carried on the books of the Company, as of April 30, 2001, which amount was $59,600 (see Note 8, Related Party Transactions).

          The Company has also been obligated to Mr. Streicher under two operating leases covering property utilized for division truck yards and offices, of which one lease expired in April 2002, and the other expires in August of 2015. Rent expense paid to Mr. Streicher by the Company for the lease of its former corporate offices and the two division facilities was $30,000, $23,000, $88,000, and $88,000, for the fiscal year ended June 30, 2002, the transition period ended June 30, 2001, and the fiscal years ended January 31, 2001 and 2000, respectively.

     (b)  Governmental Regulation

          Numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment and worker safety, affect the Company's operations. Various federal, state and local agencies have broad powers under these laws, regulations and ordinances. In particular, the operation of the Company's mobile fueling fleet and its transportation of diesel fuel and gasoline are subject to extensive regulation by the U.S. Department of Transportation ("DOT") under the Federal Motor Carrier Safety Act ("FMCSA") and the Hazardous Materials Transportation Act ("HMTA"). The Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          the demand for, and the cost of providing, its services. In addition, the Company depends on the supply of diesel fuel and gasoline from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations generally relating to the oil and gas industry. The Company cannot determine the extent to which its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

          The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liability for remediation of spills and releases of hazardous substances. In addition, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.

          In the opinion of management, the Company is in substantial compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to the Company.

     (c)  Employment Agreements

          The Company entered into a three-year employment agreement with Stanley H. Streicher on November 1, 2000, pursuant to which Mr. Streicher serves as Chairman of the Board of Directors and performs other functions requested by the Company. The agreement provides for an annual salary of $300,000, bonuses, if any, as determined by the Board and that 980,000 stock options held by Mr. Streicher will be forfeited to the Company, without additional consideration, upon the request of the Board. On December 21, 2000, Mr. Streicher forfeited these stock options in response to such a request. The agreement further provides that it may be terminated by the Company at any time and for any reason. If the agreement is terminated without cause, Mr. Streicher is entitled to receive his base salary until the later of eighteen months following the actual date of termination or October 31, 2002. If the agreement is terminated for cause, Mr. Streicher is not be entitled to any further salary or other compensation.

          By agreement dated April 1, 2002, the Company, Mr. Streicher and a company wholly owned by Mr. Streicher, Supreme Oil Company, agreed that Mr. Streicher would undertake an orderly liquidation of his and Supreme's shares of the Company's common stock, directly or indirectly, and use the net proceeds of any sales of such stock to repay approximately $680,000 which he and Supreme owed to the Company. On or about June 13, 2002, Supreme sold 613,000 shares of the stock for net proceeds of approximately $680,000. Mr. Streicher has paid $480,000 of the proceeds of that sale to the Company but has challenged the validity of portions of the underlying debt and has therefore declined to pay the balance of approximately $200,000 to the Company. As a result of Mr. Streicher's actions, effective July 19, 2002, the Company suspended further payments of salary to Mr. Streicher under his November 1, 2000 employment agreement. The Company believes that Mr. Streicher's retention of the $200,000 was a breach of the April 1, 2002 debt repayment agreement between him and the Company and constitutes grounds for termination of Mr. Streicher's employment agreement for cause. As of September 30, 2002, the Company has not terminated Mr. Streicher for cause under his employment agreement. If the Company does so,

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          it will no longer be obligated to pay any salary or other compensation to him under that agreement. Any such termination would not affect the obligation of Mr. Streicher and Supreme to repay the $200,000 (see
          Note 8, Related Party Transactions).

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

          The Company has also entered into written employment agreements with certain other company officers. The agreements vary in terms up to one year and automatically renew for successive periods unless notice of termination is given by the Company prior to a renewal period.

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

     (f)  Other Commitments

          At June 30, 2002, the Company had no purchase commitments.

(11) EMPLOYEE BENEFIT PLAN

     In May 1998, the Company adopted a 401(k) plan for all employees over the age of 21 with 1,000 hours of service in the previous six months of employment. The Company terminated its 401(k) plan as of December 31, 2001 and final liquidation of Plan assets was made in April 2002. The Plan provided for a discretionary match of employee contributions as determined by the Board of Directors. No Company contributions were made for the year ended June 30, 2002, the five-month transition period ended June 30, 2001 or the years ended January 31, 2001 and 2000.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)  WARRANTS AND UNDERWRITER'S OPTION

     (a)  Warrants

          The Company issued 1,150,000 common stock warrants in conjunction with its initial public offering in December 1996. Each warrant entitles the holder to purchase one share of common stock at a exercise price of $6.90 per share. In November 2001, the Company extended the expiration date of the warrants from December 11, 2001 to December 11, 2002. The common stock underlying the warrants has been registered with the Securities and Exchange Commission.

          The number of shares of common stock that may be purchased upon exercise of the warrants will be adjusted if the Company makes a dividend distribution to its stockholders or subdivide, combine or reclassify its outstanding shares of common stock. In addition, the exercise price of the warrants will be adjusted, subject to certain exceptions, if the Company issues additional common stock or rights to acquire common stock at a price per share that is less than the current market price per share of common stock. For this purpose, the term "current market price" means the average of the daily closing prices for the twenty consecutive trading days ending three days prior to the issuance or record date. The exercise price of the warrants will also be adjusted if the Company consolidates or merges and make a distribution to its stockholders of assets or evidences of indebtedness (other than cash or stock dividends).

          The Company may redeem the warrants, at a redemption price of $0.01 per warrant, at any time upon thirty days' prior written notice, if the average closing bid price of its common stock equals or exceeds $10.50 per share for twenty consecutive trading days.

          The Company may further extend the exercise period of the warrants at any time. If the Company does so, it will give written notice of the extension to the warrant holders prior to the expiration date in effect at the time of the extension. Also, the Company may reduce the exercise price of the warrants for limited periods or through the end of the exercise period if its Board of Directors deems it appropriate. The Company has not made any determination at this time as to a further extension of the exercise period or a reduction in the exercise price of the warrants.

     (b)  Underwriter's Option

          In connection with the initial public offering the Company sold the underwriter an option to purchase up to 100,000 shares of common stock at $9.30 per share and warrants at an exercise price of $.19375 to purchase an additional 100,000 shares, at an exercise price of $9.30 per share. The underwriter's option was extended concurrent with the warrants and currently expires on December 11, 2002. The exercise price of the warrants subject to the underwriter's option and the number of shares of common stock covered by these warrants, are subject to adjustment on similar terms as the Company's other outstanding warrants.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13) STOCK OPTIONS

     (a)  Employee Stock Options

          The Company has adopted two stock option plans (the "1996 Plan" and the "2000 Plan") under which options to purchase shares of the Company's common stock may be granted to employees. The purpose of the 1996 Plan and the 2000 Plan is to provide an incentive to attract, motivate and retain qualified competent employees whose efforts and judgment are important to the Company's success through the encouragement of the ownership of stock by such persons.

          Under the 1996 Plan 500,000 shares of common stock are reserved for issuance upon exercise of options granted. Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options, with the amount reserved being increased each year by ten percent of the total shares subject to the 2000 Plan at the end of the previous calendar year. Options to purchase 307,048 shares of stock are outstanding under the 1996 Plan and options to purchase 216,000 shares of stock are available to be granted under the 2000 Plan. The Board of Directors has determined that no additional options will be granted under the 1996 Plan.

          Options granted under the 1996 Plan and the 2000 Plan expire no later than ten years from the date of grant. Options granted under the 1996 Plan and the 2000 Plan are not exercisable after the period or periods provided in the respective option agreements. The following table summarizes stock option activity for both plans for the periods indicated:

                                                                                             Weighted Average
                                                                        1996 and 2000 Plans   Exercise Price
                                                                        -------------------  ----------------
            Options outstanding as of January 31, 1999...............        210,052             $  3.49
                                                                           =========             =======
              Granted................................................        159,000             $  5.49
              Cancelled..............................................        (32,200)            $  4.60
              Exercised..............................................        (60,300)            $  3.44
                                                                           ---------            --------
            Options outstanding as of January 31, 2000...............        276,552             $  4.55
                                                                           =========            ========

              Granted................................................        738,000             $  1.50
              Cancelled..............................................        (13,200)            $  5.16
              Exercised..............................................         (2,200)            $  3.69
                                                                           ---------            --------
            Options outstanding as of January 31, 2001...............        999,152             $  2.30
                                                                           =========            ========
              Granted................................................        240,000             $  1.50
              Cancelled..............................................        (35,700)            $  2.68
              Exercised..............................................             --             $    --
                                                                           ---------            --------
            Options outstanding as of June 30, 2001..................      1,203,452             $  2.13
                                                                           =========            ========
              Granted................................................        190,000             $  1.32
              Cancelled..............................................       (379,000)            $  2.31
              Exercised..............................................             --             $    --
                                                                           ---------            --------
            Options outstanding as of June 30, 2002..................      1,014,452             $  1.89
                                                                           =========            ========
              Exercisable                                                    303,922             $  2.42

            Available for future grant (2000 Plan only)..............        216,000
                                                                           =========

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The following table summarizes information about stock options outstanding under both plans as of June 30, 2002:

                                    Weighted
                                    Average         Weighted                       Weighted
                                    Remaining       Average          Number        Average
       Exercise         Number      Contractual     Exercise        of Shares      Exercise
        Price        Outstanding    Life (years)     Price        Exercisable      Price
------------------   -----------    ------------    --------      -----------      --------
    $1.07 to $3.00      884,000        8.70            $1.46          205,450       $1.50
    $3.37 to $4.13       92,952        5.36            $3.75           81,172       $3.72
    $6.00 to $7.63       37,500        7.17            $7.30           17,300       $7.20
                      ---------                                       -------
        TOTALS        1,014,452                                       303,922
                      =========                                       =======

     (b)  Director Stock Options

          The Company has adopted effective as of May 2001 a separate stock option plan for non-employee members of the Company's Board of Directors (the "Directors Plan"). The purpose of the Directors Plan is to provide an additional incentive to attract and retain qualified competent directors upon whose efforts and judgment are important to the Company's success through the encouragement of the ownership of stock by such persons.

          Under the Directors Plan, 250,000 shares of common stock are reserved for issuance upon the exercise of options granted. Each non-employee who serves as a member of the Company's board of directors as of the effective date of the Directors Plan, and each non-employee who is elected or otherwise appointed as one of the Company's directors thereafter, will receive a fully vested option to purchase 20,000 shares of stock. On the last day of each fiscal quarter while the Directors Plan is in effect, each non-employee director will receive an additional grant of an option to purchase 625 shares of stock. Further, in accordance with the Directors Plan, additional options may be granted to non-employee directors from time to time. Options to purchase 152,500 shares of common stock are currently outstanding under the Directors Plan and 97,500 shares of stock are available to be granted in the future.

          Options granted under the Directors Plan expire no later than ten years from the date of grant and are with limited exceptions exercisable as of the grant date.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The following table summarizes the stock option activity under the Directors' Plan for the periods indicated:

                                                           Weighted
                                            Directors      Average
                                              Plan       Exercise Price
                                            ---------    --------------
      Options  outstanding as of
      January 31, 2001.................          --        $     --

        Granted........................     100,000        $   1.60
        Cancelled......................          --        $     --
        Exercised......................          --        $     --

      Options outstanding as of
      June 30, 2001....................     100,000        $   1.60
                                            =======        ========

        Granted........................      52,500        $   1.52
        Cancelled......................          --        $     --
        Exercised......................          --        $     --
                                            -------        --------

      Options outstanding as of
      June 30, 2002....................     152,500        $   1.57
                                            =======        ========

          Exercisable                       152,500        $   1.57
                                            =======        ========

      Available for future grant             97,500
                                            =======


      The following table summarizes information about the Directors stock options outstanding under the Plan as of June 30, 2002:

                                    Weighted
                                    Average         Weighted                       Weighted
                                    Remaining       Average          Number        Average
       Exercise         Number      Contractual     Exercise        of Shares      Exercise
        Price        Outstanding    Life (years)     Price        Exercisable      Price
------------------   -----------    ------------    --------      -----------      --------
    $1.11                 3,125        9.75            $1.11            3,125       $1.11
    $1.24 to $1.25        6,250        9.75            $1.25            6,250       $1.25
    $1.50 to $1.60      143,125        8.92            $1.60          143,125       $1.60
                        -------                                       -------
        TOTALS          152,500                                       152,500
                        =======                                       =======


     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under the provisions of SFAS No. 123, the Company applies the principles of APB Opinion 25 and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income
     (loss) and income (loss) per share would have been reduced (increased) to the pro forma amounts indicated in the table below. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company's net income or loss, pro forma net loss, net income or loss per share, pro forma net loss per share, and related assumptions are as follows:

                                           FISCAL YEAR      TRANSITION     FISCAL YEAR     FISCAL YEAR
                                             JUNE 30,        JUNE 30,      JANUARY 31,     JANUARY 31,
                                               2002            2001            2001            2000
                                          -------------    -----------     ------------    -----------
         Net income (loss) as reported    $   (1,162)      $   (1,951)     $    (1,335)    $    472
         Net income (loss) pro forma      $   (1,287)      $   (2,144)     $    (1,509)    $    (38)

         Fully  diluted net income        $     (.20)      $     (.47)     $      (.49)    $    .16
         (loss per share as reported
         Fully  diluted net income        $     (.23)      $     (.51)     $      (.56)    $    .01
         (loss) per share pro forma

         Risk free interest rate                3%             3.5%              7%              7%
         Dividend yield                         0%              0%               0%              0%
         Expected volatility                   100%            100%              50%            50%
         Expected life                       10 years        10 years         10 years       10 years


     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma loss amounts presented because compensation cost is reflected over the vesting period of the options.