Form 10-Q
period 2002-09-30
STREICHER MOBILE FUELING INC
filed 2002-11-15
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 000-21825

                          STREICHER MOBILE FUELING, INC.
       -----------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


               FLORIDA                           65-0707824
      ------------------------     --------------------------------------
      (State of Incorporation)      (IRS Employer Identification Number)


    800 WEST CYPRESS CREEK ROAD, SUITE 580, FORT
                LAUDERDALE, FLORIDA,                           33309
    ---------------------------------------------          --------------
      (Address of principal executive offices)               (Zip Code)


                                  (954) 308-4200
                  -------------------------------------------
                (Issuer's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]. No [ ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]. No [X].

     As of November 14, 2002 there were 7,218,887 shares of the registrant's common stock were outstanding.

                          STREICHER MOBILE FUELING, INC.

                                     FORM 10-Q


                                       INDEX

FORM 10-Q PART AND ITEM NO.
     Part I   Financial Information

              Item 1   Condensed Consolidated Financial Statements

                       Condensed Consolidated Balance Sheets as of September 30,
                       2002 (unaudited) and June 30, 2002...............................3

                       Condensed  Consolidated  Statements of  Operations  for the
                       three  months  ended  September  30, 2002  (unaudited)  and
                       2001 (unaudited).................................................4

                       Condensed  Consolidated  Statements  of Cash  Flows for the
                       three  months  ended  September  30, 2002  (unaudited)  and
                       2001 (unaudited).................................................5

                       Notes to Condensed Unaudited Consolidated Financial Statements...6

              Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.............................11

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk......14

              Item 4.  Controls and Procedures.........................................14


     Part II  Other Information

              Items 1. thru 6. ........................................................15

              Signature Page...........................................................16

              Certifications........................................................17-18

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2002 AND JUNE 30, 2002
                   (IN 000'S, EXCEPT SHARE AND PER SHARE DATA)

                                                        September 30,   June 30,
                    ASSETS                                  2002          2002
----------------------------------------------------     ----------    ---------
                                                        (Unaudited)
Current assets:
  Cash and cash equivalents.........................     $      314    $     815
  Restricted cash...................................            289          245
  Accounts receivable, net .........................          7,689        6,382
  Inventories ......................................            225          363
  Prepaid expenses and other current assets.........            239          452
                                                         ----------    ---------
       Total current assets.........................          8,756        8,257
                                                         ----------    ---------

Property and equipment, net.........................          9,827       10,012
Note receivable from related party .................            218          200
Other assets........................................            146           91
                                                         ----------    ---------

        Total assets................................     $   18,947    $  18,560
                                                         ==========    =========


         LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------
Current liabilities:
   Bank line of credit payable .....................     $    5,542    $   4,680
   Current portion of long-term debt................          2,038        2,101
   Accounts payable and other liabilities ..........          2,974        3,052
                                                         ----------    ---------
       Total current liabilities....................         10,554        9,833

Long-term liabilities:
   Convertible subordinated promissory notes........            284          284
   Long-term debt, excluding current portion........          2,325        2,767
                                                         ----------    ---------

       Total liabilities............................         13,163       12,884
                                                         ----------    ---------

Shareholders' equity:
   Common stock, par value $.01 per share;
     20,000,000 shares authorized; 7,215,469
     and 7,211,751 issued and outstanding at
     September 30, 2002 and June 30, 2002,
     respectively...................................             72           72
   Additional paid-in capital.......................         11,447       11,442
   Accumulated deficit..............................         (5,735)      (5,838)
                                                         ----------    ---------
       Total shareholders' equity...................          5,784        5,676
                                                         ----------    ---------

       Total liabilities and shareholders' equity...     $   18,947    $  18,560
                                                         ==========    =========

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTH PERIODS ENDED
                            SEPTEMBER 30, 2002 AND 2001
                                    (UNAUDITED)
                   (IN 000'S, EXCEPT SHARE AND PER SHARE DATA)

                                                              2002         2001
                                                          ----------   ----------
Fuel sales and service revenues.......................    $   12,557   $   12,299
Fuel taxes............................................         4,522        4,310
                                                          ----------   ----------
    Total revenues....................................        17,079       16,609
                                                          ----------   ----------
Cost of fuel sales and service........................        11,164       11,132
Fuel taxes............................................         4,522        4,310
                                                          ----------   ----------
    Total cost of sales...............................        15,686       15,442
                                                          ----------   ----------

    Gross profit......................................         1,393        1,167

Selling, general and administrative expenses..........         1,080        1,134
                                                          ----------   ----------

    Operating income .................................           313           33

Interest expense......................................          (230)        (353)
Interest and other income.............................            20           13
                                                          ----------   ----------

Income (loss) before income taxes.....................           103         (307)

Income tax expense....................................            --           --
                                                          ----------   ----------

    Net income (loss).................................    $      103   $     (307)
                                                          ==========   ==========

Basic net income (loss) per share.....................    $     0.01   $    (0.07)
                                                          ==========   ==========
Diluted net income (loss) per share...................    $     0.01   $    (0.07)
                                                          ==========   ==========

Basic weighted average common shares outstanding......     7,213,650    4,380,870
                                                          ==========   ==========
Diluted weighted average common shares outstanding....     9,731,627    4,380,870
                                                          ==========   ==========

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 STREICHER MOBILE FUELING, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                                   (IN 000'S)

                                                                2002        2001
                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................   $    103    $   (307)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
  Depreciation and amortization...........................        344         370
  Gain on disposal of asset ..............................         --         (10)
  Provision for doubtful accounts.........................         20          25
  Changes in operating assets and liabilities:
  Increase in restricted cash.............................        (44)        (15)
   Increase in accounts receivable........................     (1,327)     (1,034)
   Decrease in inventories and other assets...............        296         291
   Decrease in accounts payable and other
     liabilities .........................................       (268)       (582)
                                                             --------    --------
      Net cash used in operating activities...............       (876)     (1,262)
                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.....................       (159)         (5)
  Proceeds from disposal of equipment.....................         --         111
  Increase in note receivable due from related party......        (18)        (12)
                                                             --------    --------
      Net cash provided by (used in) investing activities.       (177)         94
                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank overdraft...................        195         (25)
  Net borrowings on line of credit........................        862         417
  Proceeds from the issuance of convertible debt..........         --       1,400
  Principal payments on long-term debt....................       (505)       (667)
  Net proceeds from issuance of common stock
     and common stock warrants............................         --         200
                                                             --------    --------
      Net cash provided by financing activities...........        552       1,325
                                                             --------    --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS...................................       (501)        157

CASH AND CASH EQUIVALENTS, beginning of period............        815           6
                                                             --------    --------
CASH AND CASH EQUIVALENTS, end of period..................   $    314    $    163
                                                             ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for-
   Interest...............................................   $    263    $    336
                                                             ========    ========

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)   NATURE OF OPERATIONS

     Streicher Mobile Fueling, Inc., a Florida corporation (the "Company") was formed in 1996.

     The Company provides mobile fueling and fuel management out-sourced services to businesses that operate all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. The Company's specialized truck fleet delivers fuel to customers' locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and/or re-supplying fixed-site storage facilities. The Company's patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. At September 30, 2002, the Company had operations in California, Florida, Georgia, Tennessee and Texas.

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

     The condensed unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current period presentation. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

(3)  CAPITAL RESOURCES AND LIQUIDITY

     The Company has incurred net losses during most of its operating history and has met its working capital and debt service requirements by raising capital and drawing on its bank line of credit. For the fiscal years ended June 30, 2002 and 2001, the Company incurred net losses of $1.162 million and $2.774 million, respectively. However, the Company earned net income in its two most recent fiscal quarters in the amounts of $63,000 in the fourth quarter of the fiscal year ended June 30, 2002 and $103,000 in the first quarter ended September 30, 2002. These net earnings compare to net losses of $1.208 million and $307,000 for the quarters ended June 30, 2001 and September 30, 2001, respectively.

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

     During the period of January 2001 through January 2002, the Company raised $6.0 million in capital through private placements of common stock and the issuance of subordinated debt. These proceeds have been used by the Company for working capital in its operations and the implementation of a new business plan and turnaround program over the 20-month period ending September 30, 2002. No infusion of working capital has been required by the Company for the last nine months beginning January 2002.

     On January 15, 2002, certain holders of the Company's convertible subordinated promissory notes converted their aggregate $2.617 million in debt to shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares of the Company's common stock. The subordinated promissory notes converted contained conversion rates ranging from $1.35 to $1.50 per share. See Note 6 for further discussion on convertible subordinated debt transactions.

     The capital raised through private placements, the conversion of $2.617 million of the outstanding $2.9 million in subordinated debt, and the net income of $63,000 and $103,000 generated in the quarters ended June 30, 2002 and September 30, 2002, respectively, resulted in the stockholders' equity of approximately $5.8 million at September 30, 2002.

     The Company's new business plan and a turnaround program comprised of various substantive changes in operations, management and reporting have improved the Company's financial operating results over the last 20 months by reducing operating costs, increasing net margins and operating cash flow. In order for the Company to maintain and improve these positive trends, it must continue to increase volumes at profitable margins, control costs and continue to generate sufficient cash flow to support its working capital and debt service requirements. However, there can be no assurance that the Company will maintain and/or continue to improve its operating performance in the future, or that it will be able to raise capital to support any working capital or debt service shortfalls during any future business downturns, whether the downturn is part of broader economic conditions or the Company's failure to successfully execute its business plan.

(4)  BANK LINE OF CREDIT PAYABLE

     On September 26, 2002, the Company entered into a new three-year $10 million credit facility with a national financial institution. This line of credit replaces the Company's short-term $10 million credit facility. The new line of credit permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly at 1.75% over the prime rate (6.50% at September 30, 2002), and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the new line of credit is September 25, 2005. Should the Company elect to terminate the credit facility prior to such date, prepayment fees of 3%, 1.5% and .5% will apply during year one, two and three, respectively. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after year three.

     As of September 30, 2002 and June 30, 2002, the Company had outstanding borrowings of $5.5 million and $4.68 million, respectively, under its $10.0 million bank line of credit. Based on eligible receivables outstanding at September 30, 2002, the Company had approximately $311,000 of cash availability on the bank line of credit, and was in compliance with all financial covenants required by the credit facility. At June 30, 2002, the Company had $250,000 of cash availability on the bank line of credit.


(5)  NET INCOME OR LOSS PER SHARE

     Basic income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. For loss periods, weighted average common share equivalents are excluded from the calculation, as their effect would be antidilutive.

     At September 30, 2002, common stock equivalents consisting of 2,517,977 employee and director stock options and common stock warrants were outstanding at prices ranging from $1.07 to $9.49 per share. For the period ended September 30, 2002 these common stock equivalents were dilutive and were included in the computation of diluted net income per share. At September 30, 2001, common stock equivalents consisting of 2,448,352 employee and director stock options and common stock warrants were outstanding at prices ranging from $1.50 to $9.49 per share. For the period ended September 30, 2001, these common stock equivalents were antidilutive and not included in the computation of net loss per share. For the periods ended September 30, 2002 and 2001, the Company earned a net income of $103,000 or $0.01 per diluted share compared to a net loss of $307,000 or $0.07 per share, respectively.

     On October 29, 2002, the Company extended the exercise period for all outstanding common stock warrants from December 11, 2002 to December 11, 2003.


(6)  ISSUANCES OF EQUITY AND DEBT SECURITIES

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

(7)  RELATED PARTY TRANSACTIONS

     As previously reported, the Company had an account receivable from Streicher Enterprises, Inc. ("Enterprises"), an entity wholly owned by the Company's Chairman, Stanley H. Streicher, amounting to approximately $218,000 and $204,000 at September 30, 2002 and June 30, 2002, respectively, and bearing interest at 8.25 percent per annum. Two promissory notes to the Company, one dated January 31, 1997, in the amount of $319,043 due January 31, 2007, and the second in the amount of $94,850 dated January 31, 1998 due January 31, 2007 (the "Notes"), represented the bulk of the above referenced account. Mr. Streicher personally guaranteed the principal of, and interest on, the Notes. Such amounts represented tax benefits of the Company used by Enterprises, certain expenses of Enterprises paid by the Company prior to its initial public offering and cash advances to Enterprises prior to the Company's initial public offering. Interest income on the account included approximately $18,000 and $12,000 for the quarters ended September 30, 2002 and 2001, respectively, relating to the account receivable from Enterprises. Enterprises was required to make annual payments of interest only with a final payment of all accrued interest and unpaid principal due on January 31, 2007. The account receivable was secured by a pledge of 360,213 shares of the Company's common stock owned by Supreme Oil Company, another entity wholly owned by Mr. Streicher.

     The Company had leased its former corporate headquarters from Mr. Streicher, from which a portion of the above referenced account receivable had arisen. Mr. Streicher and the Company entered into a Lease Cancellation and Assignment of Sublease dated February 1, 2002, whereby Mr. Streicher agreed to pay to the Company the net book value of certain leasehold improvements which were paid by, and carried on the books of, the Company as of April 30, 2001, in the amount of $59,600 (the "Leasehold Improvements Debt") on or before March 31, 2002.

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

     In the April 1, 2002, agreement, Mr. Streicher and Supreme agreed to accelerate the due date of the Notes to September 30, 2003, to make quarterly payments of interest on the Debt, and waived any defenses to foreclosure on the Certificates if the Debt remained unpaid on September 30, 2003. The Company agreed to defer any such foreclosure on the Certificates until that date in exchange for the pledge by Supreme of additional shares of the Company's common stock owned by Supreme and the waiver of defenses to any such foreclosure on all pledged stock if and to the extent that the Debt was not repaid prior to the expiration of such eighteen month period (the "Acceleration Period"). Supreme also agreed to pledge additional shares of the Company's common stock if the Company deemed itself insecure during the Acceleration Period. Mr. Streicher and Supreme also agreed that, in order to ensure that the Debt was repaid before the end of the Acceleration Period, Supreme would conduct an orderly liquidation of Supreme's shares of the Company's common stock which were not pledged to the Company and would then pay the entire net proceeds of such liquidation, if any, to the Company.

     On June 12, 2002, Supreme sold 613,000 shares of the Company's common stock for aggregate gross proceeds of $711,080 and net proceeds of at least $680,000. According to the April 1, 2002, agreement, Mr. Streicher and Supreme were thereby obligated to repay the entire balance of the Debt, then approximately $680,000. On June 29, 2002, Mr. Streicher tendered $480,000 to the Company as partial repayment of the Debt. Mr. Streicher and Supreme informed the Company that they question the validity of certain portions of the Debt and therefore declined to subsequently tender the balance of approximately $200,000 required by the April 1, 2002 agreement. The Company informed Mr. Streicher and Supreme that it considered the failure to pay the $200,000 to be a breach of the April 1, 2002 agreement and demanded immediate payment.

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

(8)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective July 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142. The Company adopted the provisions of SFAS 142 in full during the quarter ended September 30, 2002 and there was no material impact to the Company's financial statements

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 during the quarter ended September 30, 2002. There was no material impact to the Company's financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth under the caption "Certain Factors Affecting Future Operating Results," included in the Company's filing on Form 10-K for the fiscal year ended June 30, 2002, and in this Form 10-Q. The following discussion also should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the above referenced Form 10-K.


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

     The Company provides mobile fueling and fuel management services at a negotiated rate for service plus the cost of fuel based on market prices. Revenue levels will vary depending on the upward or downward movement of fuel prices in each market. For the fiscal quarter ended September 30, 2002, market prices for fuel were slightly lower than for the quarter ended September 30, 2001, and volumes declined in the comparable periods due primarily to the elimination of non-profitable markets and accounts. However, revenues increased for the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001, as the Company delivered greater higher margin mobile fueling volumes and reduced low margin bulk deliveries.

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


CAPITAL RESOURCES AND LIQUIDITY

     During the period of January 2001 through January 2002, the Company raised $6.0 million in capital through private placements of common stock and the issuance of subordinated debt. These proceeds have been used by the Company for working capital in its operations and the implementation of a new business plan and turnaround program over the 20-month period ending September 30, 2002.

     On January 15, 2002, certain holders of the Company's convertible subordinated promissory notes converted their aggregate $2.617 million in debt to shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares of the Company's common stock. The convertible subordinated promissory notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The conversion resulted in the Company recording a one time, non-cash beneficial conversion of debt to equity interest expense of $241,000 in the quarter ended March 31, 2002. The beneficial conversion of debt to equity interest expense had no impact on total shareholders' equity.

     The capital raised through private placements, the conversion of $2.617 million of the outstanding $2.9 million in subordinated debt, and the net income of $63,000 and $103,000 generated in the quarters ended June 30, 2002 and September 30, 2002, respectively, resulted in the attainment of stockholders' equity of $5.8 million at September 30, 2002, the highest in the Company's history.

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

     The Company has incurred net losses during most of its operating history and has met its working capital and debt service requirements by the raising of capital and drawing on its bank line of credit. However, for the fiscal year ended June 30, 2002 the Company reduced its net loss to $1.162 million ($921,000 when excluding the non-cash beneficial conversion of debt to equity interest expense of $241,000) from a net loss of $2.774 million incurred for the prior year ended June 30, 2001. Further, the Company earned net income in its two most recent fiscal quarters in the amounts of $63,000 in the fourth quarter of the fiscal year ended June 30, 2002 and $103,000 in the first quarter ended September 30, 2002. These net earnings compare to net losses of $1.208 million and $307,000 for the quarters ended June 30, 2001 and September 30, 2001, respectively.

     The Company's improved performance in the fiscal year ended June 30, 2002 and in the quarters ended June 30, 2002 and September 30, 2002 is the result of extensive structural changes to its operations and management. During the 20 months ended September 30, 2002, most of the Company's executive management has changed. Current management instituted a new business plan and a turnaround program comprised of various substantive changes in operations, management and reporting which have improved the Company's financial operating results by reducing operating costs, increasing net margins and operating cash flow.

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


NEW THREE-YEAR $10 MILLION CREDIT FACILITY

     On September 26, 2002, the Company entered into a new three-year $10 million credit facility with a national financial institution. This line of credit replaced the Company's prior short-term $10 million credit facility. The new line of credit permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly at 1.75% over the prime rate (6.50% at September 30, 2002), and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the new line of credit is September 25, 2005, and should the Company elect to terminate the credit facility prior to such date, prepayment fees of 3%, 1.5% and .5% will apply during year one, two and three, respectively. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after year three.

     As of September 30, 2002 and June 30, 2002, the Company had outstanding borrowings of $5.5 million and $4.68 million, respectively, under its $10.0 million bank line of credit. Based on eligible receivables outstanding at September 30, 2002, the Company had approximately $311,000 of cash availability on the bank line of credit, and was in compliance with all financial covenants required by the credit facility. At June 30, 2002, the Company had $250,000 of cash availability on the bank line of credit.

     Management believes that the Company's three-year credit facility will provide the Company with the financing needed to maintain and grow its business. However, if additional financing is required, there can be no assurance that the Company will be able to obtain such financing from the new bank at acceptable terms or at all. Further, as the Company's borrowings under its bank line of credit bear interest at variable interest rates and represent a significant portion of the Company's outstanding debt, the Company's financial results will be impacted by significant increases or decreases in interest rates.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

     The Company's revenues increased by $470,000 or 2.8% on deliveries of 11.9 million gallons of fuel during the three months ended September 30, 2002, compared with 15.5 million gallons delivered in the three months ended September 30, 2001. The volume decrease of 3.6 million gallons, or 23% in the current quarter was due to the elimination of low margin bulk fuel deliveries and non-profitable accounts totalling 4.9 million gallons in the quarter ended September 30, 2001. However, profitable mobile fueling deliveries increased by
1.3 million gallons in the three months ended September 30, 2002 versus the same period ended a year ago.

GROSS PROFIT

     Gross profit increased approximately $226,000, or 19.4%, in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The average net margin per delivered gallon of fuel in the three months ended September 30, 2001 was 14.4 cents compared to 9.2 cents in the three months ended September 30, 2001. The increase in gross profit was due to the results of the business initiatives started February 2001, yielding reduced direct operating expenses, improved margins on existing accounts and new, higher-margin accounts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased approximately $54,000, or 4.8%, in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The decrease in these expenses primarily resulted from reductions in payroll costs associated with the restructuring of the management, operations, and information technology departments and related personnel.

INTEREST EXPENSE

     Interest expense decreased approximately $123,000, or 34.8%, in the three months ended September 30, 2002 compared to the three months ended September 30, 2001 as a result of lower interest rates on variable rate debt and decreased borrowings, primarily due to repayment of existing equipment debt, a reduction of the outstanding borrowings under the credit facility and the conversion of the subordinated promissory notes to equity.

INCOME TAXES

     The Company recorded no income tax expense in the three months ended September 30, 2002 or 2001. The Company had net operating loss carryforwards of approximately $12.2 million at September 30, 2002 which begin to expire in the year 2011.

EBITDA

     Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased by $261,000 to $677,000 for the three months ended September 30, 2002 from $416,000 for the three months ended September 30, 2001. The increase in EBITDA was primarily due to the results of the business initiatives started February 2001, yielding reduced direct operating expenses, improved margins on existing accounts and new, higher-margin accounts.

     The components of EBITDA for the three months ended September 30, 2002 and 2001 are as follows:

                                             September 30,  September 30,
                                                 2002           2001
                                            --------------  ------------

         Net income (loss)                  $     103,000   $  (307,000)
         Add back:
            Interest expense                      230,000       353,000
            Depreciation and amortization
              expense                             344,000       370,000
                                            --------------  ------------
         EBITDA                             $     677,000   $   416,000
                                            ==============  ============


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate debt outstanding to finance working capital needs and a portion of the Company's mobile fueling truck fleet. These debts bear interest at the United States prime interest rate plus a fixed markup and are subject to change based upon interest rate changes in the United States. The Company does not currently use, and has not historically used, derivative instruments to hedge against such market interest rate risk. Increases or decreases in market interest rates could have a material impact on the financial condition, results of operations and cash flows of the Company.


ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and participation of the Company's Chief Executive Officer and Chief Financial Officer (the "Officers") of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings, including this report.

INTERNAL CONTROLS

     There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                               PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     None.


ITEM 2. CHANGES IN SECURITIES

     During the three months ending September 30, 2002, the Company issued 3,718 shares of common stock to the holders of four subordinated convertible promissory notes for interest earned to date at a price of $1.35 per share. The offer and sale of the convertible subordinated promissory notes, and the underlying shares of stock into which the notes are convertible or which are issued as payment of interest, were exempt from registration under the Act as private offerings to "accredited investors" under Sections 4(2) and 4(6) of the Act and Rules 505 and 506 of Regulation D thereunder. The Company has agreed to register the shares into which the notes may be converted for resale by filing a Form S-3 registration statement with the Securities and Exchange Commission, which it intends to do sometime after the filing of this Form 10-Q.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              Exhibit No.                   Description
              -----------                   -----------

                 99.1 Certification of the President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer

         (B)  REPORTS ON FORM 8-K

              The Company filed a report on Form 8-K under Item 5 on September 30, 2002 to report the closing of a new long-term credit facility.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       STREICHER MOBILE FUELING, INC.


November 14, 2002                      By:  /S/ RICHARD E. GATHRIGHT
                                          ------------------------------------
                                          Richard E. Gathright
                                          Chief Executive Officer and President



                                       By:  /S/ MICHAEL S. SHORE
                                          ------------------------------------
                                          Michael S. Shore
                                          Senior Vice President and Chief
                                          Financial Officer

                                  CERTIFICATIONS


I, Richard E. Gathright, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Streicher Mobile Fueling, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002


/S/ RICHARD E. GATHRIGHT
-------------------------------------
Richard E. Gathright
President and Chief Executive Officer

I, Michael S. Shore, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Streicher Mobile Fueling, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002


/S/ MICHAEL S. SHORE
--------------------------------
Michael S. Shore
Senior Vice President and Chief
Financial Officer