Form 10-Q
period 2002-12-31
STREICHER MOBILE FUELING INC
filed 2003-02-14
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-21825

                         STREICHER MOBILE FUELING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                  65-0707824
    -------------------------            ------------------------------------
     (State of Incorporation)            (IRS Employer Identification Number)


 800 WEST CYPRESS CREEK ROAD, SUITE 580, FORT LAUDERDALE, FLORIDA,     33309
------------------------------------------------------------------   ----------
      (Address of principal executive offices)                       (Zip Code)

                                 (954) 308-4200
                ------------------------------------------------
                (Issuer's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|.    No |_|.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_|. No |X|.

      As of February 11, 2003 there were 7,218,887 shares of the registrant's common stock outstanding.

                         STREICHER MOBILE FUELING, INC.

                                    FORM 10-Q


                                      INDEX

FORM 10-Q PART AND ITEM NO.


   Part I Financial Information

          Item 1. Financial Statements

                  Condensed  Consolidated  Balance Sheets as of December
                  31, 2002 and June 30, 2002 (unaudited) ....................3

                  Condensed  Consolidated  Statements of Operations  for
                  the three  and six  months  ended  December  31,  2002
                  (unaudited)................................................4

                  Condensed  Consolidated  Statements  of Cash Flows for
                  the  six  month   period   ended   December  31,  2002
                  (unaudited)................................................5

                  Notes to Condensed  Unaudited  Consolidated  Financial
                  Statements.................................................6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................11

          Item 3. Quantitative and Qualitative Disclosures About Market
                  Risk......................................................18

          Item 4. Controls and Procedures...................................18


  Part II Other Information

          Items 1. thru 6. ..............................................19-20

          Signature Page....................................................21

          Certifications.................................................22-23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2002 AND JUNE 30, 2002
                                   (UNAUDITED)
                      (IN 000'S, EXCEPT SHARE AND PER SHARE
                                      DATA)


                                                        December 31,  June 30,
                ASSETS                                      2002         2002
--------------------------------------------------      ------------  ----------
Current assets:
  Cash and cash equivalents.......................       $      21    $     815
  Restricted cash.................................             358          245
  Accounts receivable, net .......................           7,091        6,382
  Inventories ....................................             233          363
  Prepaid expenses and other current assets.......             444          452
                                                         ---------    ----------
       Total current assets.......................           8,147        8,257

Property and equipment, net.......................           9,517       10,012
Note receivable from related party ...............             132          200
Other assets......................................             209           91
                                                         ---------    ----------

       Total assets...............................       $  18,005    $  18,560
                                                         =========    ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------
Current liabilities:
   Bank line of credit payable ...................       $   5,533    $   4,680
   Current portion of long-term debt..............           1,663        2,101
   Accounts payable and other liabilities ........           3,139        3,052
                                                         ---------    ----------
       Total current liabilities..................          10,335        9,833

Long-term liabilities:
   Convertible subordinated promissory notes......             434          284
   Long-term debt, excluding current portion......           2,315        2,767
                                                         ---------    ----------

       Total liabilities..........................          13,084       12,884
                                                         ---------    ----------

Shareholders' equity:
   Common stock, par value $.01 per share;
     20,000,000 shares authorized; 7,218,887 and
     7,211,751 issued and outstanding at
     December 31, 2002 and June 30, 2002,
     respectively.................................              72           72
   Additional paid-in capital.....................          11,442       11,442
   Accumulated deficit............................          (6,593)      (5,838)
                                                         ---------    ----------
       Total shareholders' equity.................           4,921        5,676
                                                         ---------    ----------

       Total liabilities and shareholders' equity.       $  18,005    $  18,560
                                                         =========    ==========

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
                           DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)
                      (IN 000'S, EXCEPT SHARE AND PER SHARE
                                      DATA)


                                                   Three Month Period Ended       Six Month Period Ended
                                                          December 31,                  December 31,
                                                      2002           2001           2002           2001
                                                  -----------    -----------    -----------    -----------

Fuel sales and service revenues...............    $    12,667    $     9,867    $    25,223    $    22,166
Fuel taxes....................................          4,619          4,393          9,142          8,703
                                                  -----------    -----------    -----------    -----------
    Total revenues............................         17,286         14,260         34,365         30,869

Cost of fuel sales and service................         11,923          8,902         23,086         20,035
Fuel taxes....................................          4,619          4,393          9,142          8,703
                                                  -----------    -----------    -----------    -----------
    Total costs...............................         16,542         13,295         32,228         28,738

    Gross profit..............................            744            965          2,137          2,131

Selling, general and administrative expenses..          1,376          1,147          2,457          2,280
                                                  -----------    -----------    -----------    -----------

    Operating loss ...........................           (632)          (182)          (320)          (149)

Interest expense..............................           (228)          (347)          (457)          (700)
Interest and other income.....................              2             14             22             27
                                                  -----------    -----------    -----------    -----------

    Loss before income taxes..................           (858)          (515)          (755)          (822)

Income tax expense............................             --             --             --             --
                                                  -----------    -----------    -----------    -----------

    Net loss .................................    $      (858)   $      (515)   $      (755)   $      (822)
                                                  ===========    ===========    ===========    ===========

Basic and diluted net loss per share..........    $     (0.12)   $     (0.11)   $     (0.10)   $     (0.18)
                                                  ===========    ===========    ===========    ===========

Basic and diluted weighted average
common shares outstanding.....................      7,217,995      4,520,994      7,215,823      4,451,319
                                                  ===========    ===========    ===========    ===========

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)
                                   (IN 000'S)

                                                           2002          2001
                                                         --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................   $   (755)    $    (822)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
  Depreciation and amortization.......................        708           732
  Gain on disposal of asset ..........................         --           (10)
  Provision for doubtful accounts.....................        198            98
  Changes in operating assets and liabilities:
  Increase in restricted cash.........................       (113)         (112)
  (Increase) decrease in accounts receivable..........       (907)        1,560
  Decrease in inventories.............................        130            31
  (Increase) decrease in prepaids and other assets....       (110)           27
  Decrease in accounts payable .......................       (120)         (737)
  Increase (decrease) in other liabilities ...........        111          (150)
                                                         --------     ---------
    Net cash (used in) provided by operating
      activities......................................       (858)          617
                                                         --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.................       (213)          (70)
  Proceeds from disposal of property..................         --           125
  Decrease (increase) in note receivable due from
    related party.....................................         68           (25)
                                                         --------     ---------
    Net cash (used in) provided by investing
      activities......................................       (145)           30
                                                         --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank overdraft...............        105          (146)
  Net borrowings on line of credit....................        853        (1,054)
  Proceeds from the issuance of convertible
    subordinated promissory notes.....................        150         1,700
  Principal payments on long-term debt................       (890)       (1,170)
  Costs associated with the extension of warrants.....         (9)           --
  Net proceeds from issuance of common stock
    and common stock warrants.........................         --           200
                                                         --------     ---------
    Net cash provided by (used in) financing
      activities......................................        209          (470)
                                                         --------     ---------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS................................       (794)          177

CASH AND CASH EQUIVALENTS, beginning of period........        815             6
                                                         --------     ---------
CASH AND CASH EQUIVALENTS, end of period..............   $     21     $     183
                                                         ========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..............................   $    350     $     625
                                                         ========     =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  ACTIVITIES:
  Issuance of common stock in lieu of interest
    payments on convertible subordinated
    promissory notes..................................   $     10     $      34
                                                         ========     =========

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

      NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)   NATURE OF OPERATIONS

      Streicher Mobile Fueling, Inc., a Florida corporation (the "Company") was formed in 1996.

      The Company provides mobile fueling and fuel management out-sourced services to businesses that operate all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. The Company's specialized truck fleet delivers fuel to customers' locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and/or re-supplying fixed-site storage facilities. The Company's patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. At December 31, 2002, the Company had operations in California, Florida, Georgia, Tennessee and Texas.

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

(3)   LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity and ability to meet its financial obligations is dependent on, among other things, the Company's ability to generate cash flow from operating activities; obtain sufficient trade credit from vendors; maintain compliance with its debt covenants; raise any required additional capital through the issuance of equity securities; and/or issue additional forms of debt.

      The Company is highly leveraged and since its inception has financed its working capital requirements for operations by issuing common stock and subordinated debt and utilizing credit facility borrowings.

      The Company's material financial commitments, other than payroll, relate primarily to maintaining its working capital line of credit and making monthly principal and interest payments on its equipment notes.

      The Company's debt agreements contain covenants establishing certain financial requirements and operating restrictions. The Company's failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in the debt agreements, an event of default could accelerate repayment terms under the other agreements, which would have a material adverse affect on the Company's liquidity and capital resources.

      The Company and its principal equipment lender agreed to amend the original security agreement between the parties, effective as of December 31, 2002, to extend the maturity dates of the equipment notes payable under it by three months. This revision modifies the repayment schedule by reducing principal payments for the period of December 2002 through April 2003 by $467,000, and reduces the current portion of long-term debt at December 31, 2002.

      From January 2001 through December 2002, the Company raised $6,150,000 in capital through private placements of common stock and subordinated debt. These proceeds have been used for working capital in the Company's operations as well as the implementation of its business plan and turnaround program over that period.

      The Company has incurred net losses during most of its operating history and has met its working capital and long-term debt service requirements by raising both equity capital and subordinated debt and utilizing its bank credit facility. For the fiscal year ended June 30, 2002, the Company reduced its net loss to $1.162 million from a net loss of $2.774 million incurred in the prior year ended June 30, 2001. While the Company earned net income of $63,000 in the fourth quarter of its fiscal year ended June 30, 2002, and $103,000 in its first quarter ended September 30, 2002, it incurred a net loss of $858,000 in its second quarter ended December 31, 2002. These results compare to net losses of $1.208 million, $307,000 and $515,000 for the quarters ended June 30, 2001, September 30, 2001, and December 31, 2001, respectively.

      Current management has continued to make substantive changes in operations, management and reporting which have resulted in lowering certain operating costs and improving net margins since January 2001. However, net losses were incurred in six of the last eight quarterly reporting periods and may continue in the second half of the current fiscal year.

      During the second quarter ended December 31, 2002, deliveries to existing customers declined as a result of the downturn in the economy and related reduction in customers demand for mobile fueling. In addition, the Company experienced a slow down in the new business closure rate due to the depressed economic environment and significantly higher product prices which impeded the decision making process of potential customers regarding the use of the Company's mobile fueling services. Further, the rates for property and liability insurance coverage have risen dramatically, and although the Company experienced substantial improvement in its loss ratios during the prior coverage year, it incurred increases of $360,000, annually, and $90,000 for the quarter ended December 31, 2002 associated with its insurance renewal during the period. In addition, the Company incurred other expenses of approximately $203,000 related to the Company's new billing system conversion for the quarter ended December 31, 2002.

      The Company's mobile fueling business requires it to expend considerable working capital for fuel, labor and equipment costs prior to payments being received from customers. The fuel purchased by the Company for resale to customers must generally be paid for within 10 to 15 days of purchase, with labor costs and related taxes paid bi-weekly, and equipment related costs generally paid within 30 days. The Company invoices customers both daily and weekly and generally collects the majority of its accounts within 30 to 45 days.

      The Company recognizes that it must add incremental business from new and existing customers at acceptable margins; continue to control and reduce operating costs; improve equipment utilization; and generate additional cash flow to support its working capital credit facility and long-term debt service requirements. There can be no assurance that the Company will improve its operating performance in the future, or that it will be able to raise additional capital to fund any working capital or debt service shortfalls during possible future business downturns, whether the downturn is caused by depressed economic conditions or the Company's failure to successfully execute its business plan.

      While the Company believes that cash flow from operations, modification of repayment terms of its long-term debt and/or raising of additional equity and debt capital should satisfy its liquidity requirements through December 31, 2003, it will seek additional sources of financing to supplement any cash flow deficiencies which might arise. However, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If the Company does not comply with the covenants in its debt agreements, or if adequate funds are not available to finance operations and to pay debt obligations as they become due, the Company may be required to significantly curtail its operations and the Company's ability to continue as a going concern would be impaired.

      At December 31, 2002, the Company had cash and cash equivalents of $21,000 as compared to $815,000 at June 30, 2002. This reduction of $794,000 was primarily due to the net loss of $755,000 for the six month period ending December 31, 2002; increases in accounts receivables of $907,000, capital expenditures of $213,000 primarily relating to the new billing system conversion and an increase in other assets of $110,000 related to the new three-year bank line of credit. These items were partially offset by non-cash depreciation and provision for doubtful accounts totaling $906,000 and net increases in financing activities of $209,000.

(4)   BANK LINE OF CREDIT PAYABLE

      On September 26, 2002, the Company entered into a new three-year $10 million credit facility with a national financial institution. This line of credit replaced the Company's prior short-term $10 million credit facility. The new line of credit permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly at 6.0% (1.75% over the prime rate of 4.25% at December 31, 2002), and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the new line of credit is September 25, 2005. Should the Company elect to terminate the credit facility prior to such date, prepayment fees of 3%, 1.5% and .5% will apply during year one, two and three, respectively. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after year three.

      In January 2003, the credit facility lender provided a short-term accommodation to the Company in connection with the new billing system conversion allowing aged receivables which would otherwise be considered ineligible receivables under the terms of the credit agreement to remain eligible receivables for working capital advances if certain conditions were satisfied by the Company. These conditions were satisfied and the accommodation resulted in additional credit availability to the Company of approximately $500,000.

      As of December 31, 2002 and June 30, 2002, the Company had outstanding borrowings of $5.53 million and $4.68 million, respectively, under its lines of credit. Based on eligible receivables outstanding at December 31, 2002, the Company had approximately $202,000 of cash availability on its new line of credit, and was in compliance with the financial covenants required by the credit facility. At June 30, 2002, the Company had $250,000 of cash availability on its prior short-term line of credit.


(5)   NET LOSS PER SHARE

      Basic and diluted loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding stock options and warrants is reflected in diluted loss per share by application of the treasury stock method. For loss periods, weighted average common share equivalents are excluded from the calculation since their effect would be antidilutive.

      At December 31, 2002, common stock equivalents consisting of 2,558,027 employee and director stock options and common stock warrants were outstanding at prices ranging from $1.00 to $9.49 per share. For the period ended December 31, 2002, these common stock equivalents were antidilutive and not included in the computation of diluted net loss per share. At December 31, 2001, common stock equivalents consisting of 2,313,977 employee and director stock options and common stock warrants were outstanding at prices ranging from $1.24 to $9.49 per share. For the period ended December 31, 2001, these common stock equivalents were antidilutive and not included in the computation of net loss per share.

      On October 29, 2002, the Company extended the exercise period for all outstanding common stock warrants from December 11, 2002 to December 11, 2003.


(6)   EQUITY AND DEBT SECURITIES

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

      On December 23, 2002, the Company issued a $150,000 short-term promissory note to a shareholder. The note was due on January 31, 2003, with interest at 5% over the prime interest rate. On January 21, 2003 the Company and the holder of the note substituted the note for a $150,000 subordinated promissory note due on January 31, 2005, bearing interest at an annual rate of 9%. With the consent of the holder, interest on the note may be paid in the Company's common stock, with the stock value based on the average closing bid of the stock for the five trading days before the last day of the quarter in which interest is due.

      On January 21, 2003, the Company issued $300,000 of subordinated promissory notes to two shareholders. The notes are due on January 31, 2005 and bear interest at an annual rate of 9%. With the consent of the holders, interest on the notes may be paid in the Company's common stock, with the stock value based on the closing bid price of the stock for the five trading days before the last day of the quarter in which the interest is due.

      All the subordinated notes outstanding have cross-default provisions related to the other outstanding debt agreements.


(7)   RELATED PARTY TRANSACTION

      As previously reported in the Company's Form 10-K, in July 2002 the Company suspended further payments of salary to Stanley H. Streicher, the Company's former chairman, under his November 7, 2000, employment agreement on account of an unpaid debt.

      As of December 31, 2002, the Company had set off $89,000 of Mr. Streicher's net salary against the outstanding receivable.


(8)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. In addition, reference should be made to, and the following discussion should be read in conjunction with, the Company's audited consolidated financial statements and related notes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

      This report contains "forward looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words "believes," "expects," "anticipates," or similar expressions are generally considered to be forward-looking statements.

      This report contains forward-looking statements, including the following:

      o The Company's beliefs regarding its position in the mobile fueling industry

      o The Company's strategies, plans and objectives and expectations concerning its future operations, cash flow, margins, revenue, profitability, liquidity and capital resources

     o The Company's plans to improve financial and management controls, reporting systems and procedures

      The forward-looking statements reflect the Company's current view about future events and are subject to risks, uncertainties and assumptions. The Company cautions readers of this report that certain important factors may have affected, and could in the future affect, its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors discussed elsewhere in this report and in the section "Certain Risk Factors Affecting Future Operating Results" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

     o     continued net losses;

     o     adverse consequences relating to the Company's outstanding debt;

     o the Company's ability to comply with financial covenants contained in its new three-year $10 million credit facility and equipment notes security agreements;

     o the Company's ability to repay its bank line of credit, equipment notes payable and subordinated promissory notes and pay its accounts payable and other liabilities when due;

     o the Company's ability to reach an agreement with its lenders with regard to a waiver of possible covenant violations and an amendment to the financial covenants contained in its debt agreements in the event of the Company were not in compliance with such financial covenants;

     o the likelihood that the Company's bank line of credit lender would exercise remedies afforded to it in the event of the Company's default under its credit facility agreement and the impact of such remedies on the Company;

     o the likelihood that the Company's equipment lenders would exercise remedies afforded to them in the event of the Company's default under their security agreements and the impact of such remedies on the Company;

     o further provisions for bad debts on the Company's accounts receivable;

     o fluctuations in demand for the Company's services which are largely dependent upon economic conditions;

     o the Company's ability to acquire sufficient trade credit from vendors;

     o competitive pricing for the Company's services at acceptable net margins

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

      The Company provides mobile fueling and fuel management services at a negotiated rate for service plus the cost of fuel based on market prices. Revenue levels will vary depending on the upward or downward movement of fuel prices in each market. For the quarter ended December 31, 2002, market prices for fuel were substantially higher than for the quarter ended December 31, 2001. Volumes declined between the comparable periods due primarily to the elimination of non-profitable markets and customers. Revenues, however, increased for the quarter ended December 31, 2002, as compared to the quarter ended December 31, 2001, since the Company delivered more higher priced mobile fueling volumes and reduced lower priced bulk deliveries.

      In the mobile fueling business, the majority of deliveries are made on workdays, Monday through Friday, to coincide with customers' fuel service requirements. Thus, the number of workdays in any given month will impact the quarterly financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset by emergency mobile fueling services and fuel deliveries to certain customers resulting from impending or actual severe meteorological or geological events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes.

      The Company believes that there are opportunities to increase the size of its mobile fueling and fuel management services business and the volumes of fuel sold and delivered in conjunction with it. The Company also believes its marketing and sales function will help grow the Company's business. However, this growth is dependent upon a number of business and economic factors, including the success of the marketing and sales function and other business strategies; the availability of qualified personnel to provide the level of service required by customers; the generation of cash flow from operating activities; the availability of sufficient trade credit, debt or equity capital to meet business requirements; and changes in market conditions in the related transportation or petroleum industries, some of which factors are beyond the Company's control.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity and ability to meet its financial obligations is dependent on, among other things, the Company's ability to generate cash flow from operating activities; obtain sufficient trade credit from vendors; maintain compliance with its debt covenants; raise any required additional capital through the issuance of equity securities; and/or issue additional forms of debt.

      The Company is highly leveraged and since its inception has financed its working capital requirements for operations by issuing common stock and subordinated debt and utilizing credit facility borrowings.

      The Company's material financial commitments, other than payroll, relate primarily to maintaining its working capital line of credit and obligation to make monthly payments of principal and interest on its equipment notes.

      The Company's debt agreements contain covenants establishing certain financial requirements and operating restrictions. The Company's failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in the debt agreements, an event of default could accelerate repayment terms under the other agreements, which would have a material adverse affect on the Company's liquidity and capital resources.

      The Company and its principal equipment lender agreed to amend the original security agreement between the parties, effective as of December 31, 2002, to extend the maturity dates of the equipment notes payable under it by three months. This revision modifies the repayment schedule reducing principal payments for the period of December 2002 through April 2003 by $467,000, and reduces the current portion of long-term debt at December 31, 2002.

      From January 2001 through December 2002, the Company raised $6,150,000 in capital through private placements of common stock and subordinated debt. These proceeds have been used for working capital in the Company's operations as well as the implementation of its business plan and turnaround program over that period.

      The Company has incurred net losses during most of its operating history and has met its working capital and long-term debt service requirements by raising both equity capital and subordinated debt and utilizing its bank credit facility. For the fiscal year ended June 30, 2002, the Company reduced its net loss to $1.162 million from a net loss of $2.774 million incurred in the prior year ended June 30, 2001. While the Company earned net income of $63,000 in the fourth quarter of its fiscal year ended June 30, 2002, and $103,000 in its first quarter ended September 30, 2002, it and incurred a net loss of $858,000 in its second quarter ended December 31, 2002. These results compare to net losses of $1.208 million, $307,000 and $515,000 for the quarters ended June 30, 2001, September 30, 2001, and December 31, 2001, respectively.

      Current management has continued to make substantive changes in operations, management and reporting which have resulted in lowering certain operating costs and improving net margins since January 2001. However, net losses were incurred in six of the last eight quarterly reporting periods and may continue in the second half of the current fiscal year.

      During the second quarter ended December 31, 2002, deliveries to existing customers declined as a result of the downturn in the economy and related reduction in customers demand for mobile fueling. In addition, the Company experienced a slow down in the new business closure rate due to the depressed economic environment and significantly higher product prices which impeded the decision making process of potential customers regarding the use of the Company's mobile fueling services. Further, the rates for property and liability insurance coverage have risen dramatically, and although the Company experienced substantial improvement in its loss ratios during the prior coverage year, it incurred increases of $360,000, annually, and $90,000 for the quarter ended December 31, 2002 associated with its insurance renewal during the period. In addition, the Company incurred other expenses of approximately $203,000 related to the Company's new billing system conversion for the quarter ended December 31, 2002. These costs contributed to the $858,000 loss in the quarter. The other costs related to the billing system conversion will enable the Company to achieve more timely and accurate customer billings; meet web-based e-commerce customer demands; and to improve revenue collections. Customers can now be billed on a daily basis which provides for more effective utilization of the Company's working capital line of credit.

      The Company's mobile fueling business requires it to expend considerable working capital for fuel, labor and equipment costs prior to payments being received from customers. The fuel purchased by the Company for resale to customers must generally be paid for within 10 to 15 days of purchase, with labor costs and related taxes paid bi-weekly, and equipment related costs generally paid within 30 days. The Company invoices customers both daily and weekly and generally collects the majority of its accounts within 30 to 45 days.

      The Company recognizes that it must add incremental business from new and existing customers at acceptable margins; continue to control and reduce operating costs; improve equipment utilization; and generate additional cash flow to support its working capital credit facility and long-term debt service requirements. There can be no assurance that the Company will improve its operating performance in the future, or that it will be able to raise additional capital to fund any working capital or debt service shortfalls during possible future business downturns, whether the downturn is caused by depressed economic conditions or the Company's failure to successfully execute its business plan.

      While the Company believes that cash flow from operations, modification of repayment terms of its long-term debt and/or raising of additional equity and debt capital should satisfy its liquidity requirements through December 31, 2003, it will seek additional sources of financing to supplement any cash flow deficiencies which might arise. However, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If the Company does not comply with the covenants in its debt agreements, or if adequate funds are not available to finance operations and to pay debt obligations as they become due, the Company may be required to significantly curtail its operations and the Company's ability to continue as a going concern would be impaired.

      At December 31, 2002, the Company had cash and cash equivalents of $21,000 as compared to $815,000 at June 30, 2002. This reduction of $794,000 was primarily due to the net loss of $755,000 for the six month period ending December 31, 2002; increases in accounts receivables of $907,000, capital expenditures of $213,000 primarily relating to the new billing system conversion and an increase in other assets of $110,000 related to the new three-year bank line of credit. These items were partially offset by non-cash depreciation and provision for doubtful accounts totaling $906,000 and net increases in financing activities of $209,000.

NEW THREE-YEAR $10 MILLION CREDIT FACILITY

      On September 26, 2002, the Company entered into a new three-year $10 million credit facility with a national financial institution. This line of credit replaced the Company's prior short-term $10 million credit facility. The new line of credit permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly at 6.0% (1.75% over the prime rate of 4.25% at December 31, 2002), and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the new line of credit is September 25, 2005. Should the Company elect to terminate the credit facility prior to such date, prepayment fees of 3%, 1.5% and .5% will apply during year one, two and three, respectively. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after year three.

      In January 2003, the credit facility lender provided a short-term accommodation to the Company in connection with the new billing system conversion allowing aged receivables which would otherwise be considered ineligible receivables under the terms of the credit agreement to remain eligible receivables for working capital advances if certain conditions were satisfied by the Company. These conditions were satisfied and the accommodation resulted in additional credit availability to the Company of approximately $500,000.

      As of December 31, 2002 and June 30, 2002, the Company had outstanding borrowings of $5.53 million and $4.68 million, respectively, under its lines of credit. Based on eligible receivables outstanding at December 31, 2002, the Company had approximately $202,000 of cash availability on its new line of credit, and was in compliance with all financial covenants required by the credit facility. At June 30, 2002, the Company had $250,000 of cash availability on its prior short-term line of credit.

      Management believes that the Company's new three-year credit facility will provide the Company with the financing needed to maintain and grow its business. However, if additional financing is required, there can be no assurance that the Company will be able to obtain such financing from the new bank at acceptable terms or at all. Further, since the Company's borrowings under its bank line of credit bear interest at variable interest rates and represent a significant portion of the Company's outstanding debt, the Company's financial results will be impacted by significant increases or decreases in interest rates.


COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2002 TO THREE MONTHS ENDED DECEMBER 31, 2001

REVENUES

      Revenue increased approximately $3.0 million, or 21.0%, for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The increase in revenue resulted primarily from substantially higher wholesale fuel prices and additional higher priced mobile fueling deliveries of
1.1 million gallons during the current period. The Company delivered 11.5 million gallons of fuel to its customers in the three months ended December 31, 2002, a decrease of 3.4% compared to the 11.9 million gallons delivered in the three months ended December 31, 2001. The decrease in volume in the current period was primarily due to a greater than normal reduction in deliveries during the 2002 seasonal holidays; reduced demand by certain customers arising from depressed economic conditions and modifications in their mobile fueling delivery programs caused by substantially increased fuel prices; and the elimination of low margin bulk fuel deliveries and nonprofitable accounts.

GROSS PROFIT

      Gross profit decreased approximately $221,000, or 22.9%, in the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The net margin per delivered gallon of fuel in the three months ended December 31, 2002 was 9.7 cents compared to 11.1 cents in the three months ended December 31, 2001. (Net margin is equal to gross profit plus depreciation.) The decrease in gross profit was due primarily to increases in property and liability insurance premiums of approximately $90,000; the reduction in service fees attributable to seasonal holiday deliveries of approximately $127,000; and lower revenue of approximately $98,000 in connection with the billing system conversion.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expenses increased approximately $229,000, or 20.0%, in the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The increase in these expenses resulted primarily from an additional provision to the reserve for uncollectible accounts receivable of $104,000; incremental sales and marketing personnel costs of $49,000; increased group health insurance premiums of $20,000; higher rent expense of $13,000; additional legal expenses of $20,000 relating to the collection of the note receivable from a related party; and higher auditing expenses of $21,000. The additional provision for uncollectible accounts receivable included $85,000 required to reflect a reserve for accrued and unbilled revenue in connection with the billing system conversion.

INTEREST EXPENSE

      Interest expense decreased approximately $119,000, or 34.3%, in the three months ended December 31, 2002 compared to the three months ended December 30, 2001. The decrease was primarily due to lower interest rates on variable rate credit facility debt and a reduction in outstanding long-term equipment debt, resulting from the repayment of principal.

INCOME TAXES

      The Company recorded no income tax expense in the three-month periods ended December 31, 2002 or December 31, 2001. The Company has significant net operating loss carryforwards which may be available to offset future taxable income.

EBITDA

      Earnings before interest, taxes, depreciation, and amortization ("EBITDA") of a negative $266,000 decreased approximately $460,000 in the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The decrease in EBITDA was primarily due to the decrease in gross profit of $221,000 and the increase in selling, general and administrative expenses of $229,000.

      Components of EBITDA for the three months ended December 31, 2002 and 2001 are as follows:

                                                  December 31,  December 31,
                                                     2002          2001
                                                  ------------  ------------

         Net loss                                  $ (858,000)  $ (515,000)
         Add back:
            Interest expense                          228,000      347,000
            Depreciation and amortization expense     364,000      362,000

                                                   ----------   ----------
         EBITDA                                    $ (266,000)  $  194,000
                                                   ==========   ==========


COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2002 TO SIX MONTHS ENDED DECEMBER 31, 2001

REVENUES

      Revenue increased approximately $3.5 million, or 11.3%, for the six months ended December 31, 2002 compared to the six months ended December 31, 2001. The increase in revenue resulted primarily from substantially higher wholesale fuel prices and additional higher priced mobile fueling deliveries of 2.4 million gallons during the current period. The Company delivered 23.4 million gallons of fuel to its customers in the six months ended December 31, 2002, a decrease of 14.6% compared to the 27.4 million gallons delivered in the six months ended December 31, 2001. The decrease in volume in the current period was primarily due to a greater than normal reduction in deliveries during the 2002 seasonal holidays; reduced demand by certain customers arising from depressed economic conditions and modifications in their mobile fueling delivery programs caused by substantially increased fuel prices; and the elimination of low margin bulk fuel deliveries and nonprofitable accounts.

GROSS PROFIT

      Gross profit increased by $6,000 during the six months ended December 31, 2002 compared to December 31, 2001. Reductions in direct operating expenses, improved margins on existing accounts and new, higher margin accounts improved gross profit for the six months ended December 31, 2002. However, the reductions were largely offset by other costs totaling $315,000. These other costs included $98,000 attributable to lower revenue related to the new billing system conversion, $90,000 related to property and liability insurance increases and $127,000 associated with the loss of certain seasonal holiday business. The net margin per delivered gallon of fuel in the six months ended December 31, 2002 was 12.2 cents compared to 10.4 cents in the six months ended December 31, 2001. (Net margin is equal to gross profit plus depreciation.)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expenses increased approximately $177,000, or 7.8%, in the six months ended December 31, 2002 compared to the six months ended December 31, 2001. The increases in these expenses were all attributable to the quarter ended December 31, 2002 and resulted primarily from an additional provision to the reserve for uncollectible accounts receivable of $100,000; incremental sales and marketing personnel costs of $119,000; additional legal expenses of $20,000 relating to the collection of the note receivable from a related party; and higher auditing expenses of $80,000. These increases were offset by a decrease in administrative personnel costs of $121,000. The additional provision for uncollectible accounts receivable included $85,000 required to reflect a reserve for accrued and unbilled revenue in connection with the billing system conversion.

INTEREST EXPENSE

      Interest expense decreased approximately $243,000, or 34.7%, in the six months ended December 31, 2002 compared to the six months ended December 31, 2001. The decrease was primarily due to lower interest rates on variable rate credit facility debt and a reduction in outstanding long-term equipment debt, resulting from the repayment of principal.

INCOME TAXES

      The Company recorded no income tax expense in the three-month periods ended December 31, 2002 or December 31, 2001. The Company has significant net operating loss carryforwards which may be available to offset future taxable income.

EBITDA

      Earnings before interest, taxes, depreciation, and amortization ("EBITDA") of $410,000 decreased approximately $200,000 in the six months ended December 31, 2002, compared to $610,000 in the six months ended December 31, 2001. The decrease in EBITDA was primarily due to the increase in selling, general and administrative expenses of $177,000.

      Components of EBITDA for the six months ended December 31, 2002 and 2001 are as follows:

                                                  December 31,  December 31,
                                                     2002          2001
                                                  ------------  ------------

         Net loss                                  $ (755,000)  $ (822,000)
         Add back:
            Interest expense                          457,000      700,000
            Depreciation and amortization expense     708,000      732,000
                                                   ----------   ----------
         EBITDA                                    $  410,000   $  610,000
                                                   ==========   ==========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate debt outstanding to finance working capital and a portion of the Company's mobile fueling truck fleet. These debts bear interest at the United States prime interest rate plus a fixed markup and are subject to change based upon interest rate changes in the United States. The Company does not currently use, and has not historically used, derivative instruments to hedge against such market interest rate risk. Increases or decreases in market interest rates could have a material impact on the financial condition, results of operations and cash flows of the Company.


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

                             PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      None.


ITEM 2. CHANGES IN SECURITIES

       During the three months ending December 31, 2002, the Company issued 3,418 shares of common stock to the holders of four subordinated convertible promissory notes for interest earned to date at a price of $1.35 per share. The offer and sale of the convertible subordinated promissory notes, and the underlying shares of stock into which the notes are convertible or which are issued as payment of interest, were exempt from registration under the Act as private offerings to "accredited investors" under Sections 4(2) and 4(6) of the Act and Rules 505 and 506 of Regulation D thereunder. The Company has agreed to register the shares into which the notes may be converted for resale by filing a Form S-3 registration statement with the Securities and Exchange Commission, which it intends to do sometime after the filing of this Form 10-Q.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The 2002 Annual Meeting of Shareholders of Streicher Mobile Fueling, Inc. was held at the Sheraton Suites Cypress Creek, 555 NW 62nd Street, Fort Lauderdale, Florida, on November 21, 2002. At the meeting, the shareholders elected seven directors to the Company's Board of Directors to serve until the next Annual Meeting of Shareholders or until their successors are elected. The votes for or withheld for such directors were as follows:

            NAME                             FOR                 WITHHELD
            ----                             ---                 --------
            Wendell R. Beard              6,224,759               48,168
            Richard E. Gathright          6,224,759               48,168
            Sherrill W. Hudson            6,224,759               48,168
            Larry S. Mulkey               6,224,759               48,168
            C. Rodney O'Connor            6,224,759               48,168
            Robert S. Picow               6,224,759               48,168
            W. Greg Ryberg                6,224,759               48,168


      Abstentions and broker non-votes were counted for purposes of establishing a quorum only. Only those votes cast for the election of directors were counted as voted in favor or affirmative votes.


ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (A)  EXHIBITS

            Exhibit No.                   Description
            -----------                   -----------
              99.1 Certification of the President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer

      (B)   REPORTS ON FORM 8-K

               (1) The Company filed a Form 8-K dated October 1, 2002 to report, under Item 5, Other Events, the closing of a new long-term credit facility with Congress Financial Corporation, a subsidiary of Wachovia Corporation; and to report the results for the fourth quarter ended June 30, 2002; and

               (2) The Company filed a Form 8-K dated October 31, 2002 to report, under Item 5, Other Events, the extension of the Warrant exercise period for its Redeemable Common Share Purchase Warrants from December 11, 2002 to December 11, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       STREICHER MOBILE FUELING, INC.


February 14, 2003                      By:  /S/ RICHARD E. GATHRIGHT
                                          ------------------------------------
                                          Richard E. Gathright
                                          Chief Executive Officer and President



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

Date:    February 14, 2003


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

Date:    February 14, 2003


/S/ MICHAEL S. SHORE
-------------------------------------------------
Michael S. Shore
Senior Vice President and Chief Financial Officer