Form 10-Q
period 2003-03-31
STREICHER MOBILE FUELING INC
filed 2003-05-15
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number 000-21825

                         STREICHER MOBILE FUELING, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     FLORIDA                      65-0707824
          -------------------------     ------------------------------
           (State of Incorporation)      (IRS Employer Identification
                                                    Number)

  800 WEST CYPRESS CREEK ROAD, SUITE 580, FORT       33309
             LAUDERDALE, FLORIDA,
 ---------------------------------------------     ----------
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

      As of April 24, 2003 there were 7,234,168 shares of the registrant's common stock outstanding.

                         STREICHER MOBILE FUELING, INC.

                                    FORM 10-Q


                                      INDEX

FORM 10-Q PART AND ITEM NO.


  Part I  Financial Information

          Item 1. Financial Statements

                  Condensed  Consolidated Balance Sheets as of March 31,
                  2002 and June 30, 2002 (unaudited) ........................3

                  Condensed  Consolidated  Statements of Operations  for
                  the  three and nine  month  periods  ended  March 31,
                  2003 and 2002 (unaudited)..................................4

                  Condensed  Consolidated  Statements  of Cash Flows for
                  the nine month periods ended March 31, 2003 and 2002
                  (unaudited)................................................5

                  Notes to Condensed  Unaudited  Consolidated  Financial
                  Statements.................................................6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................12

          Item 3. Quantitative and Qualitative Disclosures About Market
                  Risk......................................................19

          Item 4. Controls and Procedures...................................19


  Part II Other Information

          Items 1. thru 6. .................................................20

          Signature Page....................................................21

          Certifications.................................................22-23

                          PART I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)
                   (IN 000'S, EXCEPT SHARE AND PER SHARE DATA)

                 ASSETS                             March 31, 2003 June 30, 2002
--------------------------------------------------  -------------- -------------
Current assets:
  Cash and cash equivalents.......................        $     --      $    815
  Restricted cash.................................              76           245
  Accounts receivable, net of allowance for
   doubtful accounts of $621 and $510,
   respectively...................................           6,297         6,382
  Inventories.....................................             182           363
  Prepaid expenses and other current assets.......             467           452
                                                          --------      --------
        Total current assets.....................            7,022         8,257

Property and equipment, net of accumulated
  depreciation of $6,288 and $6,244, respectively.           9,170        10,012
Note receivable from related party ...............              97           200
Other assets......................................             209            91
                                                          --------      --------
        Total assets..............................        $ 16,498      $ 18,560
                                                          ========      ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------
Current liabilities:
  Bank line of credit payable.....................        $  4,468      $  4,680
  Current portion of long-term debt...............           1,545         2,101
  Accounts payable and other liabilities..........           3,252         3,052
                                                          --------      --------
        Total current liabilities..................          9,265         9,833

Long-term liabilities:
  Subordinated promissory notes...................             734           284
  Long-term debt, excluding current portion.......           2,075         2,767
                                                          --------      --------

        Total long-term liabilities...............           2,809         3,051
                                                          --------      --------

        Total liabilities.........................          12,074        12,884
                                                          --------      --------

Shareholders' equity:
  Common stock, par value $.01 per share;
   20,000,000 shares authorized; 7,222,453
   and 7,211,751 issued and outstanding at
   March 31, 2003 and June 30, 2002,
   respectively...................................              72           72
  Additional paid-in capital......................          11,446       11,442
  Accumulated deficit.............................          (7,094)      (5,838)
                                                          --------     --------
        Total shareholders' equity................           4,424        5,676
                                                          --------     --------

        Total liabilities and shareholders' equity.       $ 16,498     $ 18,560
                                                          ========     ========

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                   (IN 000'S, EXCEPT SHARE AND PER SHARE DATA)


                                               Three Month Period Ended     Nine Month Period Ended
                                                       March 31,                   March 31,

                                                  2003          2002          2003          2002
                                               ----------    ----------    ----------    ----------

Fuel sales and service revenues.............   $   14,841    $    9,892    $   40,064    $   32,059
Fuel taxes..................................        4,628         4,167        13,770        12,869
                                               ----------    ----------    ----------    ----------
      Total revenues........................       19,469        14,059        53,834        44,928

Cost of fuel sales and service..............       13,952         8,693        37,038        28,682
Fuel taxes..................................        4,628         4,167        13,770        12,869
                                               ----------    ----------    ----------    ----------
      Total cost of sales...................       18,580        12,860        50,808        41,551

      Gross profit..........................          889         1,199         3,026         3,377

Selling, general and administrative
  expenses..................................        1,161         1,104         3,617         3,368
                                               ----------    ----------    ----------    ----------

  Operating (loss) income...................         (272)           95          (591)            9

Interest expense............................         (232)         (273)         (690)       (1,036)
Interest and other income...................            3            14            25            42
Beneficial conversion of debt to equity
  Interest expense..........................           --          (241)           --          (241)
                                               ----------    ----------    ----------    ----------

  Loss before income taxes..................         (501)         (405)       (1,256)       (1,226)

Income tax expense..........................           --            --            --            --
                                               ----------    ----------    ----------    ----------

  Net loss .................................   $     (501)   $     (405)   $   (1,256)   $   (1,226)
                                               ==========    ==========    ==========    ==========

Basic and diluted net loss per share........   $     (.07)   $     (.06)   $     (.17)   $     (.24)
                                               ==========    ==========    ==========    ==========

Basic and diluted weighted average common
  shares Outstanding........................    7,219,878     6,718,545     7,217,155     5,195,679
                                               ==========    ==========    ==========    ==========

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                                   (IN 000'S)

                                                              2003        2002
                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................     $ (1,256)   $ (1,226)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
  Depreciation........................................        1,054       1,103
  Loss on disposal of asset ..........................           --           8
  Provision for doubtful accounts.....................          215         122
  Non-cash interest expense...........................           --          81
  Beneficial conversion of debt to equity interest
    expense ..........................................           --         241
  Changes in operating assets and liabilities:
    Decrease in restricted cash.......................          169          11
    (Increase) decrease in accounts receivable........         (130)      1,121
    Decrease (increase) in inventories................          182          (7)
    (Increase) decrease in prepaids and other assets           (136)        213
    Increase (decrease) in accounts payable and other
      liabilities ....................................            6        (635)
                                                           --------    ---------
      Net cash provided by operating activities.......          104       1,032
                                                           --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.................         (218)       (154)
  Proceeds from disposal of property..................            9         280
  Decrease (increase) in note receivable due from
    related party.....................................          103         (37)
                                                           --------    ---------
      Net cash (used in) provided by investing
        activities....................................         (106)         89
                                                           --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank overdraft..........................          207          81
  Net borrowings on line of credit....................         (212)     (1,353)
  Proceeds from the issuance of subordinated
    promissory notes..................................          450       1,700
  Principal payments on long-term debt................       (1,249)     (1,739)
  Costs associated with the extension of warrants.....           (9)         --
  Proceeds from issuance of common stock, net.........           --         586
                                                           --------    ---------
      Net cash used in financing activities...........         (813)       (725)
                                                           --------    ---------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS................................         (815)        396

CASH AND CASH EQUIVALENTS, beginning of period........          815           6
                                                           --------    ---------
CASH AND CASH EQUIVALENTS, end of period..............     $     --    $    402
                                                           ========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..............................     $    626    $    863
                                                           ========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  ACTIVITIES:
  Transfer of fixed assets to note receivable
    from related party ...............................     $     --    $     60
                                                           ========    =========
  Issuance of common stock in lieu of interest
    payments on subordinated promissory notes.........     $     14    $     87
                                                           ========    =========
  Conversion of subordinated convertible promissory
    notes into common stock ..........................     $     --    $  2,617
                                                           =========   =========

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  NATURE OF OPERATIONS
     Streicher Mobile Fueling, Inc., a Florida corporation (the "Company") was formed in 1996.

     The Company provides mobile fueling and fuel management out-sourced services to businesses that operate all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. The Company's specialized truck fleet delivers fuel to customers' locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and/or re-supplying fixed-site storage facilities. The Company's patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. At March 31, 2003, the Company had operations in California, Florida, Georgia, Tennessee and Texas.

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

     In the mobile fueling business, the majority of deliveries are made on weekdays, Monday through Friday, to coincide with customers' fuel service requirements. Thus, the number of workdays in any given month will impact the quarterly financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset during the fiscal year by emergency mobile fueling services and fuel deliveries to certain customers resulting from impending or actual severe meteorological or geological events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes.


(2)  BASIS OF PRESENTATION

     The condensed unaudited consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiary, Streicher Realty, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current period presentation. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.


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

     The Company and its principal equipment lender agreed to amend the original security agreement between the parties, effective as of December 31, 2002, to extend the maturity dates of the equipment notes payable under it by three months. This revision modified the repayment schedule by reducing principal payments for the period of December 2002 through April 2003 by $467,000. Effective May 1, 2003, the Company and its principal equipment lender agreed to an additional extension of the maturity dates of the equipment notes by two months and reduced its payments for the period of May 2003 through August 2003 by $284,000.

     From January 2001 through March 2003, the Company raised $6.4 million in capital through private placements of common stock and subordinated debt. These proceeds have been used for working capital in the Company's operations as well as the implementation of its business plan and turnaround program over that period.

     The Company has incurred net losses during most of its operating history and has met its working capital and long-term debt service requirements by raising both equity capital and subordinated debt and utilizing its bank credit facility. For the fiscal year ended June 30, 2002, the Company reduced its net loss to $1.2 million from a net loss of $2.8 million incurred in the prior year ended June 30, 2001. The Company earned net income of $63,000 in the fourth quarter of its fiscal year ended June 30, 2002, and $103,000 in its first quarter ended September 30, 2002 and it incurred a net loss of $858,000 in its second quarter ended December 31, 2002 and incurred a net loss of $501,000 in the third quarter ended March 31, 2003. These results compare to net losses of $1.2 million, $307,000, $515,000 and $405,000 for the quarters ended June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002, respectively.

     Current management has made substantive changes in operations, management and reporting which have resulted in lowering certain operating costs and improving net margins since January 2001. However, net losses were incurred in seven of the last nine quarterly reporting periods and may continue in the fourth quarter of the current fiscal year.

     During the second quarter ended December 31, 2002 and third quarter ended March 31, 2003, deliveries to existing customers declined as a result of the downturn in the economy and related reduction in customers demand for mobile fueling. In addition, the Company experienced a slow down in its new business closure rate due to the depressed economic environment and significantly higher product prices which impeded the decision making process of potential customers regarding the use of the Company's mobile fueling services. Further, the rates paid by the Company for property and liability insurance coverage have increased materially. Even though the Company experienced substantial improvement in its loss ratios during the prior policy year, annual renewal premiums increased by $360,000, $180,000 of which was paid during the nine month period ended March 31, 2003. The Company also incurred expenses of approximately $203,000 related to its new billing system conversion during the quarter ended December 31, 2002.

     The Company's mobile fueling business requires it to utilize considerable working capital for fuel, labor and equipment costs prior to receiving payments from customers. The fuel purchased by the Company for resale to customers generally must be paid for within 10 to 15 days of purchase, with labor costs and related taxes paid bi-weekly, and equipment related costs generally paid within 30 days. The Company invoices customers both daily and weekly and generally collects the majority of its accounts within 30 to 45 days.

     The Company recognizes that it must add incremental business from new and existing customers at acceptable margins; continue to control and reduce operating costs; improve equipment utilization; and generate additional cash flow to support its working capital credit facility and long-term debt service requirements. There is no assurance that the Company will improve its operating performance in the future, or that it will be able to raise additional capital to fund any working capital or debt service shortfalls during possible future business downturns, whether the downturn is caused by depressed economic conditions or the Company's inability to successfully execute its business plan.

     While the Company believes that cash flow from operations, modification of repayment terms of its long-term debt and/or raising of additional equity and debt capital should satisfy its liquidity requirements through March 31, 2004, it will seek additional sources of financing to supplement any cash flow deficiencies which might arise. However, there is no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If the Company does not comply with the covenants in its debt agreements, or if adequate funds are not available to finance operations and to pay debt obligations as they become due, the Company may be required to significantly curtail its operations and the Company's ability to continue as a going concern would be impaired.

     At March 31, 2003, the Company had no cash and cash equivalents as compared to $815,000 at June 30, 2002. This reduction was primarily due to cash used in financing activities of $813,000. The funds were primarily used for the repayment of long-term debt, offset by the proceeds from the issuance of subordinated promissory notes. However, the Company had $260,000 available on its bank line of credit and received a working capital infusion of $300,000 on May 12, 2003.


(4)  BANK LINE OF CREDIT PAYABLE

     On September 26, 2002, the Company entered into a new three-year $10 million credit facility with a national financial institution, replacing its prior short-term $10 million credit facility. This new line of credit permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly at 6.0% (1.75% over the prime rate of 4.25% at March 31, 2003), and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the line of credit is September 25, 2005. Should the Company elect to terminate the credit facility prior to such date, prepayment fees of 3%, 1.5% and .5% will apply during years one, two and three, respectively. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after year three. Effective March 31, 2003, the Company and its lender revised one of the financial covenants to include all subordinated debt in the calculation of its effective book net worth.

     As of March 31, 2003 and June 30, 2002, the Company had outstanding borrowings of $4.47 million and $4.68 million, respectively, under its lines of credit. Based on eligible receivables outstanding, the Company had approximately $260,000 of cash availability on its line of credit at March 31, 2003. As of March 31, 2003, the Company was in compliance with the financial covenants required by the credit facility.


(5)  NET LOSS PER SHARE AND STOCK OPTIONS

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

     At March 31, 2003, common stock equivalents consisting of 2,523,227 employee and director stock options and common stock warrants were outstanding at prices ranging from $.92 to $9.49 per share. For the period ended

March 31, 2003, these common stock equivalents were antidilutive and not included in the computation of diluted net loss per share. At March 31, 2002, common stock equivalents consisting of 2,513,727 employee and director stock options and common stock warrants were outstanding at prices ranging from $1.07 to $9.49 per share. For the period ended March 31, 2002, these common stock equivalents were antidilutive and not included in the computation of net loss per share.

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

     The Company's net income or loss, pro forma net loss, net income or loss per share, pro forma net loss per share, and related assumptions are as follows:

                                          For the Three    For the Three   For the Nine    For the Nine
                                          Months Ended     Months Ended    Months Ended    Months Ended
                                         March 31, 2003   March 31, 2002  March 31, 2003  March 31, 2002
                                         --------------   --------------  --------------  --------------

      Net loss as reported                  $  (501)        $  (405)        $ (1,256)       $ (1,226)
      Net loss pro forma                    $  (534)        $  (427)        $ (1,814)       $ (1,339)

      Fully diluted net loss per
      share as reported                     $  (.07)        $  (.06)        $   (.17)       $   (.24)
      Fully   diluted  net  loss  per
      share pro forma                       $  (.07)        $  (.08)        $   (.26)       $   (.25)

      Risk free interest rate                  3%               3%             3%              3%
      Dividend yield                           0%               0%             0%              0%
      Expected volatility                     100%             100%           100%            100%
      Expected life                         10 years         10 years       10 years        10 years


     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma loss amounts presented because compensation cost is reflected over the vesting period of the options.


(6)  SUBORDINATED DEBT SECURITIES

Convertible Subordinated Debt Securities

     In January 2002, certain holders of the convertible subordinated promissory notes converted an aggregate of $2.617 million to shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares of common stock. The notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The holders of the remaining $283,600 of convertible subordinated promissory notes issued by the Company who did not elect to convert their notes in January 2002 waived any conversion price adjustment. With the consent of the holder, interest on two of these notes may be paid in the Company's common stock, with the stock value based on the average closing price of the stock during the most recent quarter. In September 2002, the maturity dates of these non-converted notes were extended to August 31, 2004.

Subordinated Debt Securities

     On December 23, 2002, the Company issued a $150,000 short-term promissory note to a shareholder. The note was due on January 31, 2003, with interest at 5% over the prime interest rate. On January 21, 2003 the Company and the holder of the note substituted the note for a $150,000 subordinated promissory note due on January 31, 2005, bearing interest at an annual rate of 9%. With the consent of the holder, interest on the note may be paid in the Company's common stock, with the stock value based on the closing bid price of the stock for the five trading days before the last day of the quarter in which the interest is due but in no event less than the closing bid price at the time of issuance or the average of the closing bid prices for the five trading days prior to such time, whichever is lower.

     On January 21, 2003, the Company issued $300,000 of subordinated promissory notes to two shareholders. The notes are due on January 31, 2005 and bear interest at an annual rate of 9%. With the consent of the holders, interest on the notes may be paid in the Company's common stock, with the stock value based on the closing bid price of the stock for the five trading days before the last day of the quarter in which the interest is due but in no event less than the closing bid price at the time of issuance or the average of the closing bid prices for the five trading days prior to such time, whichever is lower.

     On May 12, 2003, the Company issued $300,000 of subordinated promissory notes to certain shareholders. The notes bear interest at an annual rate of 14% and are payable on demand. With the consent of the holders, the Company may elect to pay interest on the notes in shares of the Company's common stock, with the stock value based on the most recent closing bid price of the stock at the time the notes were executed or for the five trading days before such date, whichever is lower. The Company intends to repay these notes in the near future with the proceeds of a private placement of $300,000 in convertible subordinated promissory notes and common stock purchase warrants. The conversion price of any such convertible notes and the exercise price of any warrants will not be less than the most recent closing bid price when the documents are executed or the average of the five trading days preceding such execution, whichever is lower.

     All the outstanding subordinated notes issued by the Company have cross-default provisions related to the other outstanding debt agreements.


(7)  RELATED PARTY TRANSACTION

     As previously reported in the Company's Form 10-K, in July 2002 the Company suspended further payments of salary to Stanley H. Streicher, the Company's former chairman, under his November 7, 2000, employment agreement because of an unpaid note receivable. As of March 31, 2003, the Company had set off $126,000 of Mr. Streicher's net salary against the outstanding note receivable and accrued interest.


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

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after and interim periods beginning after December 15, 2002. SFAS No. 148 was adopted during the quarter ended March 31, 2003, and did not have a material effect on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which establishes guidance to identify variable interest entities ("VIEs") including, but not limited to special purpose entities. FIN No. 46 requires VIEs to be consolidated by the primary beneficiary who is exposed to the VIEs' expected losses, expected residual returns or both. FIN No. 46 will be effective immediately for variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the recognition provisions of FIN No. 46 shall apply no later than the first interim or annual period beginning after June 15, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's condensed unaudited consolidated financial statements and the related notes included elsewhere in this Form 10-Q. In addition, reference should be made to, and the following discussion should be read in conjunction with, the Company's audited consolidated financial statements and related notes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

     This report, including but not limited to this Item 2 and the footnotes to the financial statements found in Item 1, contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words "believes," "expects," "anticipates," or similar expressions are generally considered to be forward-looking statements.

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

     The forward-looking statements reflect the Company's current view about future events and are subject to risks, uncertainties and assumptions. The Company cautions readers of this report that certain important factors may have affected, and could in the future affect, its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors discussed elsewhere in this report and in the section "Certain Risk Factors Affecting Future Operating Results" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

     o    continued net losses

     o    adverse consequences relating to the Company's outstanding debt

     o the Company's ability to comply with financial covenants contained in its three-year $10 million credit facility, equipment notes security agreements and subordinated debt securities

     o the Company's ability to repay its bank line of credit, equipment notes payable, subordinated promissory notes and pay its accounts payable and other liabilities when due

     o the Company's ability to reach an agreement with its lenders with regard to a waiver of possible covenant violations and an amendment to the financial covenants contained in its debt agreements in the event of the Company were not in compliance with such financial covenants

     o the likelihood that the Company's bank line of credit lender would exercise remedies afforded to it in the event of the Company's default under its credit facility agreement and the impact of such remedies on the Company

     o the likelihood that the Company's equipment lenders would exercise remedies afforded to them in the event of the Company's default under their security agreements and the impact of such remedies on the Company

     o    further provisions for bad debts on the Company's accounts receivable

     o fluctuations in demand for the Company's services which are largely dependent upon economic conditions

     o    the Company's ability to acquire sufficient trade credit from vendors

     o competitive pricing for the Company's services at acceptable net margins

GENERAL

     The Company generates substantially all of its revenue from providing mobile fueling and fuel management services. Revenue is comprised principally of delivery service charges and the related sale of diesel fuel and gasoline. Cost of sales is comprised principally of the cost of fuel and direct operating expenses. Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authorities.

     The Company provides mobile fueling and fuel management services at a negotiated rate for service plus the cost of fuel based on market prices. Revenue levels will vary depending on the upward or downward movement of fuel prices in each market. For the quarter ended March 31, 2003, market prices for fuel were substantially higher than for the quarter ended March 31, 2002. Volumes declined between the comparable nine month periods due primarily to the elimination of non-profitable markets and customers. Revenues, however, increased for the nine months ended March 31, 2003, as compared to the quarter ended March 31, 2002, since the Company delivered more higher priced mobile fueling volumes and reduced lower priced bulk deliveries.

     In the mobile fueling business, the majority of deliveries are made on weekdays, Monday through Friday, to coincide with customers' fuel service requirements. Thus, the number of workdays in any given month will impact the quarterly financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset by emergency mobile fueling services and fuel deliveries to certain customers resulting from impending or actual severe meteorological or geological events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes.

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

     The Company and its principal equipment lender agreed to amend the original security agreement between the parties, effective as of December 31, 2002, to extend the maturity dates of the equipment notes payable under it by three months. This revision modified the repayment schedule by reducing principal payments for the period of December 2002 through April 2003 by $467,000. Effective May 1, 2003, the Company and its principal equipment lender agreed to an additional extension of the maturity dates of the equipment notes by two months and reduced its payments for the period of May 2003 through August 2003 by $284,000.

     From January 2001 through March 2003, the Company raised $6.4 million in capital through private placements of common stock and subordinated debt. These proceeds have been used for working capital in the Company's operations as well as the implementation of its business plan and turnaround program over that period.

     The Company has incurred net losses during most of its operating history and has met its working capital and long-term debt service requirements by raising both equity capital and subordinated debt and utilizing its bank credit facility. For the fiscal year ended June 30, 2002, the Company reduced its net loss to $1.2 million from a net loss of $2.8 million incurred in the prior year ended June 30, 2001. The Company earned net income of $63,000 in the fourth quarter of its fiscal year ended June 30, 2002, and $103,000 in its first quarter ended September 30, 2002 and it incurred a net loss of $858,000 in its second quarter ended December 31, 2002 and incurred a net loss of $501,000 in the third quarter ended March 31, 2003. These results compare to net losses of $1.2 million, $307,000, $515,000 and $405,000 for the quarters ended June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002, respectively.

     Current management has made substantive changes in operations, management and reporting which have resulted in lowering certain operating costs and improving net margins since January 2001. However, net losses were incurred in seven of the last nine quarterly reporting periods and may continue in the fourth quarter of the current fiscal year.

     During the second quarter ended December 31, 2002 and third quarter ended March 31, 2003, deliveries to existing customers declined as a result of the downturn in the economy and related reduction in customers demand for mobile fueling. In addition, the Company experienced a slow down in its new business closure rate due to the depressed economic environment and significantly higher product prices which impeded the decision making process of potential customers regarding the use of the Company's mobile fueling services. Further, the rates paid by the Company for property and liability insurance coverage have increased materially. Even though the Company experienced substantial improvement in its loss ratios during the prior policy year, annual renewal premiums increased by $360,000, $180,000 of which was paid during the nine months ended March 31, 2003. The Company also incurred expenses of approximately $203,000 related to its new billing system conversion during the quarter ended December 31, 2002.

     The Company's mobile fueling business requires it to utilize considerable working capital for fuel, labor and equipment costs prior to receiving payments from customers. The fuel purchased by the Company for resale to customers generally must be paid for within 10 to 15 days of purchase, with labor costs and related taxes paid bi-weekly, and equipment related costs generally paid within 30 days. The Company invoices customers both daily and weekly and generally collects the majority of its accounts within 30 to 45 days.

     The Company recognizes that it must add incremental business from new and existing customers at acceptable margins; continue to control and reduce operating costs; improve equipment utilization; and generate additional cash flow to support its working capital credit facility and long-term debt service requirements. There is no assurance that the Company will improve its operating performance in the future, or that it will be able to raise additional capital to fund any working capital or debt service shortfalls during possible future business downturns, whether the downturn is caused by depressed economic conditions or the Company's inability to successfully execute its business plan.

     While the Company believes that cash flow from operations, modification of repayment terms of its long-term debt and/or raising of additional equity and debt capital should satisfy its liquidity requirements through March 31, 2004, it will seek additional sources of financing to supplement any cash flow deficiencies which might arise. However, there is no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If the Company does not comply with the covenants in its debt agreements, or if adequate funds are not available to finance operations and to pay debt obligations as they become due, the Company may be required to significantly curtail its operations and the Company's ability to continue as a going concern would be impaired.

     At March 31, 2003, the Company had no cash and cash equivalents as compared to $815,000 at June 30, 2002. This reduction was primarily due to cash used in financing activities of $813,000. The funds were primarily used for the repayment of long-term debt, offset by the proceeds from the issuance of subordinated promissory notes. However, the Company had $260,000 available on its bank line of credit and received a working capital infusion of $300,000 on May 12, 2003.

NEW THREE-YEAR $10 MILLION CREDIT FACILITY

     On September 26, 2002, the Company entered into a new three-year $10 million credit facility with a national financial institution, replacing its prior short-term $10 million credit facility. This new line of credit permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly at 6.0% (1.75% over the prime rate of 4.25% at March 31, 2003), and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the line of credit is September 25, 2005. Should the Company elect to terminate the credit facility prior to such date, prepayment fees of 3%, 1.5% and .5% will apply during years one, two and three, respectively. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after year three. Effective March 31, 2003, the Company and its lender revised one of its financial covenants to include all subordinated debt in the calculation of its effective book net worth.

     As of March 31, 2003 and June 30, 2002, the Company had outstanding borrowings of $4.47 million and $4.68 million, respectively, under its lines of credit. Based on eligible receivables outstanding, the Company had approximately $260,000 of cash availability on its line of credit at March 31, 2003. As of March 31, 2003, the Company was in compliance with the financial covenants required by the credit facility.

     Management believes that the Company's three-year credit facility will provide the financing needed to maintain and grow its business. However, if additional financing is required, there can be no assurance that the Company will be able to obtain such financing from the bank or another bank at acceptable terms or at all. Further, since the Company's borrowings under its bank line of credit bear interest at variable interest rates and represent a significant portion of the Company's outstanding debt, the Company's financial results will be impacted by significant increases or decreases in interest rates.

ISSUANCE OF SUBORDINATED DEBT

CONVERTIBLE SUBORDINATED DEBT SECURITIES

     In January 2002, certain holders of the convertible subordinated promissory notes converted an aggregate of

$2.617 million to shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares of common stock. The notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The holders of the remaining $283,600 of convertible subordinated promissory notes issued by the Company who did not elect to convert their notes in January 2002 waived any conversion price adjustment. With the consent of the holder, interest on two of these notes may be paid in the Company's common stock, with the stock value based on the average closing price of the stock during the most recent quarter. In September 2002, the maturity dates of these non-converted notes were extended to August 31, 2004.

SUBORDINATED DEBT SECURITIES

     On December 23, 2002, the Company issued a $150,000 short-term promissory note to a shareholder. The note was due on January 31, 2003, with interest at 5% over the prime interest rate. On January 21, 2003 the Company and the holder of the note substituted the note for a $150,000 subordinated promissory note due on January 31, 2005, bearing interest at an annual rate of 9%. With the consent of the holder, interest on the notes may be paid in the Company's common stock, with the stock value based on the closing bid price of the stock for the five trading days before the last day of the quarter in which the interest is due but in no event less than the closing bid price at the time of issuance or the average of the closing bid prices for the five trading days prior to such time, whichever is lower.

     On January 21, 2003, the Company issued $300,000 of subordinated promissory notes to two shareholders. The notes are due on January 31, 2005 and bear interest at an annual rate of 9%. With the consent of the holders, interest on the notes may be paid in the Company's common stock, with the stock value based on the closing bid price of the stock for the five trading days before the last day of the quarter in which the interest is due but in no event less than the closing bid price at the time of issuance or the average of the closing bid prices for the five trading days prior to such time, whichever is lower.

      On May 12, 2003, the Company issued $300,000 of subordinated promissory notes to certain shareholders. The notes bear interest at an annual rate of 14% and are payable on demand. With the consent of the holders, the Company may elect to pay interest on the notes in shares of the Company's common stock, with the stock value based on the most recent closing bid price of the stock at the time the notes were executed or for the five trading days before such date, whichever is lower. The Company intends to repay these notes in the near future with the proceeds of a private placement of $300,000 in convertible subordinated promissory notes and common stock purchase warrants. The conversion price of any such convertible notes and the exercise price of any warrants will not be less than the most recent closing bid price when the documents are executed or the average of the five trading days preceding such execution, whichever is lower.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES

     Revenue increased approximately $5.4 million, or 38.5%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase in revenue resulted primarily from substantially higher wholesale fuel prices and an increase in mobile fueling deliveries of 760,000 gallons during the current period. The Company delivered 11.5 million gallons of fuel to its customers in the three months ended March 31, 2003, an increase of 6.5% compared to the 10.8 million gallons delivered in the three months ended March 31, 2002. The increase in volume in the current period was primarily due to net new business added over the prior year.

GROSS PROFIT

     Gross profit decreased approximately $310,000, or 25.9%, in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The net margin per delivered gallon of fuel in the three months ended March 31, 2003 was 10.8 cents compared to 14.4 cents in the three months ended March 31, 2002. (Total net margin is comprised of gross profit of $889,000 plus depreciation of $346,000 for the three months ended March 31, 2003, and gross profit of $1.2 million plus depreciation of $371,000 for the three months ended March 31, 2002.) The decrease in gross profit in 2003 was due primarily to increases in the cost of fuel used to operate the

Company's delivery fleet of $110,000; higher fixed costs associated with an increase in property and liability insurance premiums of $90,000; and decreases in other service charge revenue of $82,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses increased approximately $57,000, or 5.2%, in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase in these expenses resulted from higher professional service fees of $56,000, bank fees of $11,000, and were offset by decreases in other selling and administrative costs totaling $10,000.

INTEREST EXPENSE

     Interest expense decreased approximately $41,000, or 15.0%, in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease was primarily due to lower interest rates on variable rate credit facility debt and a reduction in outstanding long-term equipment debt, resulting from the repayment of principal.

INCOME TAXES

     The Company recorded no income tax expense in the three-month periods ended March 31, 2003 or March 31, 2002. The Company has significant net operating loss carryforwards which may be available to offset future taxable income.


COMPARISON OF NINE MONTHS ENDED MARCH 31, 2003 TO NINE MONTHS ENDED MARCH 31,
2002

REVENUES

     Revenue increased approximately $8.9 million, or 19.8%, for the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002. The increase in revenue resulted primarily from substantially higher wholesale fuel prices and additional higher priced mobile fueling deliveries of 3.1 million gallons during the current period. The Company delivered 34.9 million gallons of fuel to its customers in the nine months ended March 31, 2003, a decrease of 8.6% compared to the 38.2 million gallons delivered in the nine months ended March 31, 2002. The decrease in volume of 3.3 million gallons net of the 3.1 million increase in mobile fueling gallons in the current period was due to a greater than normal reduction in seasonal deliveries during the quarter ended December 31, 2002; reduced demand by certain customers arising from depressed economic conditions throughout the nine month period and modifications of certain customers' mobile fueling delivery programs in response to substantially increased fuel prices; and the elimination of low margin bulk fuel deliveries and nonprofitable accounts.

GROSS PROFIT

     Gross profit decreased by $351,000, or 10.4%, in the nine months ended March 31, 2003 compared to March 31, 2002. The decrease in gross profit was due to increases in the cost of fuel used to operate the Company's delivery fleet of $110,000 during the third quarter ended March 31, 2003, higher fixed costs associated with an increase in property and liability insurance premiums of $90,000 and decreases in other service charge revenue of $82,000. The net margin per delivered gallon of fuel in the nine months ended March 31, 2003 and March 31, 2002 was 11.7 cents. (Total net margin is comprised of gross profit of $3.0 million plus depreciation of $1.1 million for the nine months ended March 31, 2003, and gross profit of $3.4 million plus depreciation of $1.1 million for the nine months ended March 31, 2002.)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses increased approximately $249,000, or 7.4%, in the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002. The increases in these expenses were attributable to increased sales and marketing costs of $111,000, higher professional service fees of $118,000 and increases in temporary labor expense of $43,000 incurred in connection with the Company's billing system conversion in the second quarter ended December 31, 2002.

INTEREST EXPENSE

     Interest expense decreased approximately $346,000, or 33.4%, in the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002. The decrease was primarily due to lower interest rates on variable rate credit facility debt and a reduction in outstanding long-term equipment debt, resulting from the repayment of principal.

INCOME TAXES

     The Company recorded no income tax expense in the nine-month periods ended March 31, 2003 or March 31, 2002. The Company has significant net operating loss carryforwards which may be available to offset future taxable income.

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

                             PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     None.


ITEM 2. CHANGES IN SECURITIES

     During the three months ending March 31, 2003, the Company issued 3,566 shares of common stock to the holders of four subordinated convertible promissory notes for interest earned to date at a price of $1.35 per share. The offer and sale of the subordinated convertible promissory notes, and the underlying shares of stock into which the notes are convertible or which are issued as payment of interest, were exempt from registration under the Act as private offerings to "accredited investors" under Sections 4(2) and 4(6) of the Act and Rules 505 and 506 of Regulation D thereunder. The Company has agreed to register the shares into which the notes may be converted for resale by filing a Form S-3 registration statement with the Securities and Exchange Commission, which it intends to do sometime after the filing of this Form 10-Q.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          EXHIBIT NO.                   DESCRIPTION

           99.1 Certification of the President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer

     (B)  REPORTS ON FORM 8-K

          The Company filed a Form 8-K dated January 15, 2003 to report, under
          Item 5, Other Events, that Sherrill W. Hudson, a director of the Company, resigned from the Company's Board of Directors effective January 15, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       STREICHER MOBILE FUELING, INC.


May 15, 2003                           By:  /S/ RICHARD E. GATHRIGHT
                                          --------------------------------------
                                          Richard E. Gathright
                                          President and Chief Executive Officer



                                       By:  /S/ MICHAEL S. SHORE
                                          --------------------------------------
                                          Michael S. Shore
                                          Senior Vice President and Chief
                                          Financial Officer

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

Date:    May 15, 2003


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

Date:    May 15, 2003


/S/ MICHAEL S. SHORE
--------------------------------
Michael S. Shore
Senior Vice President and Chief
Financial Officer