Form 10-K
period 2003-06-30
STREICHER MOBILE FUELING INC
filed 2003-10-06
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  JUNE 30, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates was $9,785,421. The aggregate market value was computed by reference to the last sale price of the registrant's Common Stock on the NASDAQ Stock Market on September 30, 2003.

     As of September 30, 2003 there were 7,248,460 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain Portions of Registrant's Proxy Statement relating to the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

     Streicher Mobile Fueling, Inc., a Florida corporation (the "Company") formed in 1996, provides mobile fueling and fuel management out-sourced services to businesses that operate fleets of vehicles and equipment of various sizes, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. The Company's specialized truck fleet delivers fuel to customers' locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and/or re-supplying fixed-site storage facilities. The Company's patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting.

     The Company's mobile fueling services provide numerous advantages to its customers, including lower labor and administrative costs associated with fueling vehicles, centralized control over fuel inventories and usage, tax reporting benefits, elimination of costs and the risk of environmental liabilities associated with on-site fuel storage and dispensing facilities, lower risk of employee theft of fuel, emergency fuel availability, and the elimination of security risks associated with off-site fueling by employees.

     The Company presently operates over 100 custom mobile fueling trucks from 13 service locations in California, Florida, Georgia, North Carolina, Tennessee and Texas and is seeking to increase market penetration in its existing service areas and to develop its operations in new markets.

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

     Specifically, mobile fueling and fuel management out-sourced services offer numerous benefits over traditional fueling methods:

     o Reduces Operating Costs and Increases Labor Productivity. Mobile fueling enables fleet operators to reduce operating costs, lowering payroll hours by eliminating the need for their employees to fuel vehicles either on-site or at local retail stations and other third party facilities. Overnight fueling prepares fleet vehicles for operation at the beginning of each workday, increasing labor productivity by allowing employees to use their vehicles during time that would otherwise be spent fueling and maximizing vehicle use as fueling is conducted during non-operating hours. The running fuel necessary to operate vehicles is reduced as fueling takes place at customer locations. Mobile fueling also reduces the administrative burden required to manage fuel programs and monitor vehicle utilization.

     o Provides Centralized Inventory Control and Management. The Company's fuel management system provides fleet operators with a central management data source. Web-based comprehensive reports detail, among other things, the location, description, fuel type and daily and weekly fuel consumption of each vehicle or piece of equipment fueled by the Company. This eliminates customers' need to invest working capital to carry fuel supplies, allow customers to centralize their fuel inventory controls, track and analyze vehicle movement and fuel consumption for management and tax reporting purposes.

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

     o Eliminates Expenses and Liabilities of On-site Storage. Fleet operators who previously satisfied their fuel requirements using on-site storage tanks can eliminate the capital and costs relating to installing, equipping and maintaining fuel storage and dispensing facilities, including the cost and price volatility associated with fuel inventories, complying with escalating environmental government regulations, and carrying increasingly expensive insurance. By removing on-site storage tanks and relying on mobile fueling, customers avoid potential liabilities to employees and equipment from fuel storage and handling. Mobile fueling eliminates customers' expensive and inefficient use of business space and the diminution of property values associated with environmental concerns.

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

     o Provides Emergency Fuel Supplies and Security. Emergency preparedness, including fuel availability, is critical to the operation of utilities, delivery services and other fleet operators. The Company provides access to emergency fuel supplies at times and locations chosen by its customers, allowing customers to react more quickly and effectively to emergency situations, such as severe weather conditions and related disasters. Fueling by fleet operators at their own on-site storage facilities, and/or at retail and other third party locations may be limited due to power interruption, supply outages or access and other natural limitations. In addition, security concerns of fleet operators to terrorism, hijacking and sabotage is increasing. The mobile fueling of vehicles at the customers' facilities eliminates security risks to the fleet operators' employees and equipment associated with fueling at retail service stations and other third party facilities.

MARKETING AND CUSTOMERS

     The Company markets its mobile fueling services to customers operating all size fleets of vehicles and equipment in connection with their business, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. While large fleet operators offer immediate market penetration on a regional basis, small fleet operators are equally important accounts because they provide geographic density which optimizes fuel delivery efficiency and minimizes cost. Once engaged to provide mobile fueling services, the Company is usually the exclusive service provider for the fueling of a customer's entire fleet or of a particular location of vehicles and equipment in a market.

     The Company focuses its marketing efforts on fleet operators within established service areas. Fleet size and type, fuel requirements, fueling logistics and credit worthiness are factors in identifying potential new customers for the Company's services. Direct marketing is the primary method of developing new business. Referrals from existing customers and Company personnel are also important sources of potential business. In addition, the Company is actively developing new service markets. A minimum level of business commitments is required prior to the Company's entry into any new market. The ability to provide service to an existing customer in a new market and the identification of local new customers meeting the Company's criteria are strong considerations in a decision to enter any market. Based on a pre-established customer base and the identification of significant business opportunities, the Company commenced operations in Greensboro, North Carolina at the end of fiscal year June 30, 2003.

     The Company currently distributes diesel, gasoline and alternative fuels to approximately 700 customers. Revenue (excluding fuel taxes) from one large customer, the United States Postal Service, totaled $8.5 million or 16% of total revenue, and $8.4 million or 19% of total revenue in the fiscal years ended June 30, 2003 and 2002, respectively. However, revenue from this customer was generated from a total of 9 and 10 separate and non-interdependent written contracts of varying lengths of service and renewal options for the years ended June 30, 2003 and 2002, respectively. Revenue from two large customers, excluding fuel taxes, totaled approximately $5.8 million or 26% of total revenue, excluding fuel taxes, in the five-month period ended June 30, 2001. Revenue from three large customers, excluding fuel taxes, totaled $12.1 million or 19% in the fiscal year ended January 31, 2001. Although the Company does have formal, length of service written contracts with certain of its larger customers, such agreements are not customary in the mobile fueling business and have not been entered into by the Company with the majority of its customers. Therefore, most of the Company's customers can terminate the Company's mobile fueling services at any time and for any reason, and the Company can similarly discontinue service to any customer. The Company would discontinue service to a customer if changes in the service conditions or other factors cause the Company not to meet its minimum level of margins and rates, and the Company is unable to re-negotiate its arrangement with the customer.

     The Company competes with other distributors of fuel, including several regional distributors and numerous small independent operators who provide mobile fueling services. The Company also competes with retail marketing where fleet operators have the option of fueling their own equipment at retail stations and other third-party service locations. The Company's ability to compete is dependent on numerous factors, including price, delivery dependability, credit terms, service locations, as well as the level of reporting and invoicing services provided. In July 2003, the Company's largest direct competitor in the markets served by the Company discontinued its operations. The Company has obtained some customer business previously provided by this competitor and believes that it has an opportunity to materially increase its mobile fueling deliveries by successfully competing with the successors to that business.

TRUCK FLEET AND OPERATIONS

     The Company currently operates from 13 service locations in California, Florida, Georgia, North Carolina, Tennessee, and Texas. The Company delivers fuel utilizing its own fleet of over 100 custom mobile fueling trucks with multi-compartmented tanks whose fuel carrying capacities range from 2,800 to 4,400 gallons. These trucks are equipped with the Company's patented proprietary electronic fuel management system which records and regulates fuel flow into the customers' vehicles. Generally, each truck services between five and fifteen customer locations per night or day, on specified delivery routes, depending on customer size and fueling logistics. The fuel supply to be delivered is acquired daily at local third-party terminal storage facilities. Each truck is operated by a driver who also handles the actual fueling of the customers' vehicles ("fueler/operator").

FUEL TRACKING AND REPORTING SYSTEM

     The Company utilizes a patented proprietary fuel tracking and reporting management system in its mobile fueling operations. It owns all patents covering the system, the rights to which are registered with the United States Patent and Trademark Office. The Company believes its system to be the first and only one specifically designed to meet the demands and rigors of mobile fueling, and the only one certified for accuracy by The National Conference on Weights and Measures. Data is derived from the Fuel Tracking Controller ("FTC") Computer which is installed on each truck and is linked to the Company's fueler/operator by a hand-held radio controlled scanning and transmitting device. The FTC Computer is programmed to control any variety of truck configurations, including single or multiple products and any number of pumps and hoses attached to the truck. The FTC fuel management system electronically records date, time, customer vehicle identification number, product type and volume of fuel delivered by the Company's trucks into each customer vehicle. For security and tracking purposes, the FTC Computer will not permit fuel to be dispensed from the Company's truck unless both the customer's fleet yard and the individual vehicle or piece of equipment to be fueled are electronically verified by the FTC Computer registration. All fueling transactions are recorded on the truck's FTC Computer, downloaded at the Company's service locations and transmitted to the Company's corporate headquarters where the data is assimilated into detailed service reports and invoices for the customer. This information can be delivered to the customer by a number of methods, including the internet, and certain data may also be delivered to the customer at his vehicle location at the time of fueling.

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

EXECUTIVE OFFICERS

     The executive officers of the Company as of September 30, 2003 are as follows:

         Name            Age            Position and Office
----------------------   ---   -----------------------------------------------
Richard E. Gathright..   49    President, Chief Executive Officer and Director

Michael S. Shore......   35    Senior Vice President, Chief Financial Officer,
                                   Secretary and Treasurer

Gary G. Williams......   47    Senior Vice President, Commercial Operations

Paul C. Vinger........   33    Senior Vice President, Corporate Planning and
                                   Fleet Operations

Timothy W. Koshollek..   39    Vice President, Marketing and Sales

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

     MR. SHORE has been Senior Vice President, Chief Financial Officer, Secretary and Treasurer since February 2002. Prior to joining the Company, he was CEO and President of Shore Strategic and Financial Consulting, providing financial, management and information systems technology services to corporate clients in the United States and Latin America. From 1998 to 2000, he served as Director of Finance/Controller for the North American Zone Operations of Paris-based Club Mediterranee. From 1996 to 1998, he was Vice President of Finance for Interfoods of America, Inc., the largest Popeyes Fried Chicken & Biscuits franchisee. From 1994 to 1996, he was the Manager of Accounting for Arby's, Inc. Mr. Shore began his professional career in 1990 with Arthur Andersen LLP where he became a Senior Auditor.

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

EMPLOYEES

     At June 30, 2003, the Company had 148 full-time employees.

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

     NO ASSURANCES OF FUTURE PROFITABILITY; LOSSES FROM OPERATIONS; NEED FOR CAPITAL. The Company incurred net losses for the fiscal years ended June 30, 2003 and 2002 as well as the transition period ended June 30, 2001. The Company earned a profit in the fiscal year ended January 31, 2000, the fourth quarter ended June 30, 2002 and the first quarter ended September 30, 2002. In order for the Company to earn profits in the future, it needs to increase volumes at profitable margins, control costs and generate sufficient cash flow to support its working capital and debt service requirements. There is no assurance that management will be able to accomplish its business plan, or that it will be able to continue to raise capital to support a working capital or debt service shortfall during any business downturns.

     TRADING MARKET FOR THE COMPANY'S COMMON STOCK. The Company's common stock is thinly traded which could make it difficult for shareholders to sell shares at a predictable price or at all. In addition, there may be volatility in the market price of the Company's common stock due to factors beyond the Company's control. The Company's quarterly operating results, changes in general conditions in the economy, the financial markets or other developments affecting the Company could cause the market price of the Company's common stock to fluctuate, making it difficult for shareholders to sell shares at predictable prices or times.

     GROWTH DEPENDENT UPON EXPANSION; RISKS ASSOCIATED WITH EXPANSION INTO NEW MARKETS. A significant component of the Company's future growth strategy will be to expand the Company's business into new service locations. The Company intends to expand into additional major and secondary metropolitan areas. Expansion will largely be dependent on the Company's ability to demonstrate the benefits of mobile fueling to potential new customers; successfully establish and operate new locations; hire, train and retain qualified management, operating, marketing and sales personnel; finance capital expenditures and working capital requirements; secure reliable sources of product supply on a timely basis and on commercially acceptable credit terms; and successfully manage growth by effectively supervising operations, controlling costs and maintaining appropriate quality controls. The Company's growth will depend upon its ability to achieve greater penetration in existing markets and to successfully penetrate new markets. The Company may also seek to expand through the acquisition of existing companies or their customer bases. During the fiscal year ended June 30, 2003, the Company commenced operations in the

Greensboro, North Carolina market. However, there can be no assurance that the Company will be able to successfully expand its operations.

     ACQUISITION AVAILABILITY; INTEGRATING ACQUISITIONS. The Company's future growth strategy may involve the acquisition of mobile fueling companies, wholesale fuel or petroleum lubricant distributors or other related entities and businesses in existing and new markets. There can be no assurance that the Company will be able to locate or make suitable acquisitions on acceptable terms or that future acquisitions will be effectively and profitably integrated into the Company. Acquisitions involve risks that could adversely affect the Company's operating results, including management commitment; integration of the operations and personnel of the acquired operations; write downs of acquired intangible assets; and possible loss of key employees of the acquired operations.

     DEPENDENCE ON KEY PERSONNEL. The future success of the Company will be largely dependent on the continued services and efforts of Richard E. Gathright, the Company's President and Chief Executive Officer, and other key personnel. The loss of the services of Mr. Gathright or other key personnel could have a material adverse effect on the Company's business and prospects. The Company's success and plans for future growth will also depend on its ability to attract and retain additional qualified management, operating, marketing, sales and financial personnel. There can be no assurance that the Company will be able to hire or retain such personnel on terms satisfactory to the Company. Mr. Gathright and the Company have entered into an employment agreement which expires October 31, 2004. The Company has also entered into written employment agreements with certain other company officers.

     FUEL PRICING; EFFECT ON PROFITABILITY. Diesel fuel and gasoline are commodities which are refined and distributed by numerous sources. The Company purchases the fuel delivered to its customers from multiple suppliers at daily market prices and in some cases qualifies for volume discounts. The Company monitors fuel prices and trends in each of its service markets on a daily basis and seeks to purchase its supply at the lowest prices and under the most favorable terms. Commodity price risk is mitigated since the Company purchases and delivers its fuel supply daily and utilizes cost-plus pricing to its customers. If the Company cannot pass on the cost-plus pricing to its customers, margins would decrease and a loss could be incurred. The Company has not engaged in derivatives or futures trading to hedge fuel price movements.

     RISKS ASSOCIATED WITH CUSTOMER CONCENTRATION; ABSENCE OF WRITTEN AGREEMENTS. Although the Company provides services to an extensive number of customers, a significant portion of its revenue is generated from a few of its larger customers. While the Company does have formal, length of service written contracts with some of these larger customers, such agreements are not customary in the mobile fueling business and have not been entered into by the Company with the majority of its customers. As a result, most of the Company's customers can terminate the Company's mobile fueling services at any time and for any reason, and the Company can similarly discontinue service to any customer. The Company may discontinue service to a customer if changes in the service conditions or other factors cause the Company not to meet its minimum level of margins and rates, and the pricing or delivery arrangements cannot be re-negotiated. As a result of this customer concentration and absence of written agreements, the Company's business, results of operations and financial condition could be materially adversely affected if one or more of its large customers were lost or if the Company were to experience a high rate of contract terminations.

     MANAGEMENT OF GROWTH. The Company's future growth strategy is dependent on effective operational, financial and other internal systems, and the ability to attract, train, motivate, manage and retain its employees. If the Company is unable to manage growth effectively, the Company's results of operations will be adversely affected.

     COMPETITION. The Company competes with other mobile fueling service providers, including several regional, and numerous small, independent operators who provide these services. The Company also competes with retail marketing where fleet operators have the option of fueling their own equipment at retail stations and other third-party service locations. The Company's ability to compete is dependent on numerous factors, including price, delivery dependability, credit terms, service locations, and reporting and invoicing services. There can be no assurance that the Company will be able to continue to compete successfully as a result of these or other factors.

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

     GOVERNMENTAL REGULATION. See the discussion of governmental regulations and their impact on the Company in the "Governmental Regulation" section above.

     CHANGES IN ENVIRONMENTAL REQUIREMENTS. The Company expects to derive future business by converting fleet operators currently utilizing underground fuel storage tanks for their fueling needs to mobile fueling. The owners of underground storage tanks have been required to remove or retrofit those tanks to comply with technical regulatory requirements pertaining to their construction and operation. If other more economical means of compliance are developed or adopted by owners of underground storage tanks, the opportunity for the Company to market its services to such owners may be adversely affected.

ITEM 2.  DESCRIPTION OF PROPERTY

     The following table sets forth certain information concerning the property and facilities that are owned or leased by the Company for use in its operations:

                                                            Lease
                                                          Expiration
      Description            Location                   With All Options   Notes
      -----------            --------                   ----------------   -----
    Office                 Gardena, California              1/15/04         (1)
    Truck yard/parking     Gardena, California              3/31/04         (1)
    Corporate offices      Ft. Lauderdale, Florida           3/1/04         (1)
    Truck yard and office  Ft. Myers, Florida          90 days to 90 days   (1)
    Truck yard and office  Port Everglades, Florida          3/1/04         (1)
    Truck yard and office  Jacksonville, Florida            8/31/15         (1)
    Truck yard and office  Melbourne, Florida            Month to Month     (1)
    Truck yard and office  Orlando, Florida                  6/1/05         (1)
    Truck yard and office  Tampa, Florida                     N/A           (2)
    Truck yard and office  Doraville, Georgia               11/1/04         (1)
    Truck yard/parking     Greensboro, North Carolina    Month to Month     (1)
    Truck yard and office  Kingsport, Tennessee          Month to Month     (1)
    Truck yard and office  Chattanooga, Tennessee        Month to Month     (1)
    Truck yard and office  Houston, Texas                   3/31/04         (1)
    Truck yard and office  Ft. Worth, Texas                 12/31/04        (1)
---------------
(1) Leased.
(2) Property owned by the Company.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 2003.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, par value $.01 ("common stock") and Redeemable Common Stock Purchase Warrants ("warrants") have traded in the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small-Cap Market under the symbols "FUEL" and "FUELW", respectively, since December 11, 1996, the date of the Company's initial public offering. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock and warrants, as reported by NASDAQ.

                                           Common Stock         Warrants
                                           ------------         --------
                                           High     Low       High     Low
                                           ----     ---       ----     ---
    Year Ended June 30, 2003
    ------------------------
      1st quarter                          $1.33    $0.80     $0.08    $0.06
      2nd quarter                          $1.40    $0.72     $0.13    $0.01
      3rd quarter                          $1.09    $0.73     $0.11    $0.02
      4th quarter                          $1.07    $0.62     $0.27    $0.04

    Year Ended June 30, 2002
    ------------------------
      1st quarter                          $1.63    $1.10     $0.14    $0.06
      2nd quarter                          $1.40    $0.96     $0.08    $0.03
      3rd quarter                          $1.30    $0.98     $0.11    $0.06
      4th quarter                          $1.37    $1.00     $0.11    $0.07

    Transition Period Ended June 30, 2001
    -------------------------------------
      1st quarter                          $2.13    $1.00     $0.38    $0.12
      2 month                              $1.78    $1.25     $0.20    $0.06

    Year Ended January 31, 2001
    ---------------------------
      1st quarter                          $7.13    $4.00     $1.16    $0.50
      2nd quarter                          $4.25    $2.03     $0.50    $0.16
      3rd quarter                          $3.88    $1.00     $0.44    $0.13
      4th quarter                          $3.00    $1.00     $0.38    $0.06

     On June 30, 2003, the closing bid price of the common stock was $1.05 per share and the closing bid price of the warrants was $0.10 per warrant. As of June 30, 2003, there were approximately 44 holders of record of the Company's common stock and approximately 490 beneficial owners of the Company's common stock.

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

ISSUANCES OF UNREGISTERED SECURITIES

     On January 15, 2002, certain holders of convertible subordinated promissory notes converted an aggregate of $2,616,800 to unregistered shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares. The holders of the remaining $283,600 of convertible promissory notes issued by the Company in 2001 (the "2001 Notes") who did not convert their notes in January 2002 waived any conversion price adjustment. The accrued quarterly interest earned on the 2001 Notes can be paid with shares of the Company's common stock instead of cash, however two of these notes require the prior written consent of the payee for such payment in shares.

     On December 23, 2002, the Company issued a $150,000 short-term promissory note to a shareholder. The note was due on January 31, 2003, with interest at 5% over the prime interest rate. On January 21, 2003 the Company and the holder of the note substituted the note for a $150,000 subordinated promissory note due on January 31, 2005, bearing interest at an annual rate of 9%. On January 21, 2003, the Company issued $300,000 of subordinated promissory notes to two shareholders. The notes are also due on January 31, 2005 and bear interest at an annual rate of 9%. With the consent of the holders, interest on the notes may be paid in the unregistered shares of Company's common stock, with the stock value based on the closing bid price of the stock for the five trading days before the last day of the quarter in which the interest is due but in no event less than the closing bid price at the time of issuance or the average of the closing bid prices for the five trading days prior to such time, whichever is lower (collectively, the "January 2003 Notes").

     During the fiscal year ended June 30, 2003, the Company issued 22,417 shares of common stock to the holders of the 2001 and January 2003 Notes for interest earned at prices ranging from $.99 to $1.35 per share. The offer and sale of the 2001 and January 2003 Note, and the underlying shares into which the notes are convertible or which are issued as payment of interest, were exempt from registration under the Act as private offerings to "accredited investors" under Section 4(2) and 4(6) of the Act and Rules 505 and 506 of Regulation D thereunder.

     On May 12, 2003, the Company issued $300,000 of promissory notes to certain shareholders (the "Shareholder Notes"). The notes bear interest at an annual rate of 14% and are payable on demand. The offer and sale of the notes were exempt from registration as private offerings to "accredited investors" under
Section 4(2) and 4(6) of the Act and Rules 505 and 506 of Regulation D thereunder. The Company repaid $235,500 of those Shareholder Notes with the proceeds of the May 20, 2003 private placement issuance of subordinated promissory notes and common stock purchase warrants. (See below)

     On May 20, 2003, the Company issued $235,500 of subordinated promissory notes to officers, directors and certain shareholders (the "May 2003 Notes"). The notes are due on November 19, 2003 and bear interest at an annual rate of 14%. With the consent of the holders, the Company may elect to pay interest on the notes in shares of the Company's common stock, with the stock value based on the most recent closing bid price of the stock at the time the notes were executed or for the five trading days before such date, whichever is lower. The Company also issued warrants to purchase 82,425 shares of common stock exercisable at $0.86 per share in connection with the notes. The warrants issued are exercisable for a period of three (3) years from and after the date on which the notes are repaid or otherwise surrendered to the Company, but in no event later than November 19, 2006. The offer and sale of the notes, the warrants and the shares underlying the warrants were exempt from registration as private offerings to "accredited investors" under Sections 4(2) and 4(6) of the Act and Rules 505 and 506 of Regulation D thereunder. The Company has also agreed to register the shares underlying the warrants for resale, which it intends to do sometime after the filing of this Form 10-K.

     The Company repaid the 2001 Notes, the January 2003 Notes, the remaining balance of the Shareholder Notes and the May 2003 Notes in September 2003 with the proceeds of a private placement in August 2003 of $6.925 million in promissory notes and common stock purchase warrants (the "August 2003 Promissory Notes"). The Company issued warrants to purchase 2,008,250 shares of common stock exercisable at $1.00 per share in connection with the August 2003 promissory notes. The offer and sale of the notes, the warrants and the shares underlying the warrants were exempt from registration as private offerings to "accredited investors" under Sections 4(2) and 4(6) of the Act and Rules 505 and 506 of Regulation D thereunder. The Company has also agreed to register the shares underlying the warrants for resale, which it intends to do sometime after the filing of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of the Company and its consolidated subsidiaries are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial table below is for each of the fiscal years ended June 30, 2003 and 2002, the transition period ended June 30, 2001, and the fiscal years ended January 31, 2001, 2000, and 1999. Except for the unaudited financial and statistical information section, and the unaudited selected financial data for the fiscal year ended June 30, 2001 which is presented for 12-month comparison information only, the selected financial data is derived from the audited Consolidated Financial Statements of the Company for the fiscal years ended June 30, 2003 and 2002, the transition period ended June 30, 2001, and the fiscal years ended January 31, 2001, 2000, and 1999.

(in thousands, except net margin per gallon and per share data)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    Five-month
                                                     Fiscal Years Ended June 30,    Transition     Fiscal Years Ended January 31,
--------------------------------------------------------------------------------      Period       ------------------------------
                                                                                       Ended
                                                     2003      2002         2001   June 30, 2001    2001         2000       1999
---------------------------------------------------------------------------------------------------------------------------------
Selected Income Statement Data:                                       (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
Revenue, net of fuel taxes                         53,579    43,538       60,293      22,235      65,002       50,801     30,332
Gross profit                                        4,023     4,591        2,520         740       3,093        4,629      2,754
Operating profit (loss)                              (693)      209       (1,273)     (1,386)        241        1,559        (54)
Beneficial conversion of debt to equity
  interest expense                                     --      (241)          --          --          --           --         --
                                             ------------------------------------------------------------------------------------
Net income (loss)                                  (1,581)   (1,162)      (2,774)     (1,951)     (1,335)         472     (1,082)
Less: Beneficial conversion of debt to
  Equity interest expense                              --       241           --          --          --           --         --
                                             ------------------------------------------------------------------------------------
Net income (loss) adjusted for beneficial
  conversion interest expense                      (1,581)     (921)      (2,774)     (1,951)     (1,335)         472     (1,082)
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
Per Share Data:
---------------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                   (0.22)    (0.20)       (0.84)      (0.47)      (0.49)        0.17      (0.42)
Diluted net income (loss) per share                 (0.22)    (0.20)       (0.84)      (0.47)      (0.49)        0.16      (0.42)
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Data:
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                             211       815            6           6         447          353        123
Accounts receivable, net                            6,113     6,382        8,669       8,669       9,638        9,588      5,775
Bank line of credit payable                         4,410     4,680        6,905       6,905       7,286        7,679      4,571
Shareholders' equity                                4,111     5,676        3,332       3,332       5,218        4,289      3,360
Total Assets                                       16,011    18,560       22,194      22,194      24,645       23,931     16,194
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
Financial and Statistical Information (Unaudited):
---------------------------------------------------------------------------------------------------------------------------------
EBITDA (1)                                            737     1,712          223        (748)      1,659        2,709        592
Working Capital (deficit) (4)                      (2,430)   (1,576)      (3,093)     (3,093)     (1,891)      (1,797)    (2,325)
Net Margin (2)                                      5,426     6,049        3,946       1,354       4,442        5,713      3,588
Net Margin per gallon (in dollars) (3)              0.115     0.122        0.073       0.062       0.077        0.096      0.086
Total Gallons (000's)                              47,294    49,500       54,102      21,800      57,600       59,400     41,900
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
EBITDA Calculation (Unaudited):
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  (1,581)   (1,162)      (2,774)     (1,951)     (1,335)         472     (1,082)
Add back:
  Interest expense                                    915     1,175        1,571         590       1,645        1,152        840
  Beneficial conversion of debt to
    equity interest expense                            --       241           --          --          --           --         --
  Depreciation and amortization expense             1,403     1,458        1,426         613       1,349        1,085        834
                                             ------------------------------------------------------------------------------------
EBITDA                                                737     1,712          223        (748)      1,659        2,709        592
=================================================================================================================================

(1) EBITDA = Earnings before interest, taxes, depreciation and amortization.
(2) Net Margin = Gross profit plus depreciation
(3) Net margin per gallon = Net Margin / Total Gallons
(4) Working Capital (deficit)= current assets - current liabilities

UNAUDITED QUARTERLY SELECTED FINANCIAL DATA FOR FISCAL YEAR ENDED JUNE 30, 2003 AND 2002

(in thousands, except net margin per gallon and per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                   June 30, 2003                                    June 30, 2002
                                                                                 YTD                                           YTD
Selected Income Statement Data:            Q1       Q2       Q3        Q4        2003       Q1        Q2       Q3       Q4     2002
------------------------------------------------------------------------------------------------------------------------------------
Revenue, net of fuel taxes               12,557   12,667   14,841    13,514    53,579     12,299    9,867     9,892  11,480  43,538
Gross profit                              1,393      744      889       997     4,023      1,167      965     1,169   1,290   4,591
Operating profit (loss)                     313     (632)    (272)     (102)     (693)        32     (182)       64     296     209
Beneficial conversion of debt to equity
  Interest expense                           --       --       --        --        --         --       --      (241)     --    (241)
                                        --------------------------------------------------------------------------------------------
Net income (loss)                           103     (858)    (501)     (325)   (1,581)      (307)    (515)     (405)     63  (1,162)
Less: Beneficial conversion of debt to
  equity interest expense                    --       --       --        --        --         --       --       241      --     241
                                        --------------------------------------------------------------------------------------------
Net income (loss) adjusted for
  beneficial conversion of debt
  to equity interest expense                103     (858)    (501)     (325)   (1,581)      (307)    (515)     (164)     63    (921)
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Per Share Data:
------------------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share          0.01    (0.12)   (0.07)    (0.04)    (0.22)     (0.07)   (0.11)    (0.06)   0.01   (0.20)
Diluted net income (loss) per share        0.01    (0.12)   (0.07)    (0.04)    (0.22)     (0.07)   (0.11)    (0.06)   0.00   (0.20)
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Selected Balance Sheets Data:
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                   314       21       --       211       211        163      183       402     815     815
Accounts receivable, net                  7,689    7,091    6,297     6,113     6,113      9,678    7,011     7,313   6,382   6,382
Bank line of credit payable               5,542    5,533    4,468     4,410     4,410      7,322    5,850     5,552   4,680   4,680
Shareholders' equity                      5,784    4,921    4,424     4,111     4,111      3,224    2,743     5,630   5,676   5,676
Total Assets                             18,947   18,005   16,498    16,011    16,011     22,616   20,013    19,816  18,560  18,560
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Financial and Statistical Information:
------------------------------------------------------------------------------------------------------------------------------------
EBITDA                                      677     (266)      77       249       737        416      194       449     653   1,712
Working Capital (Deficit)                (1,798)  (2,188)  (2,243)   (2,430)   (2,430)    (2,051)  (2,479)   (1,950) (1,576) (1,576)
Net Margin                                1,737    1,108    1,235     1,346     5,426      1,537    1,327     1,540   1,645   6,049
Net Margin per gallon (in dollars)        0.146    0.097    0.107     0.108     0.115      0.099    0.111     0.142   0.146   0.122
Total Gallons (000's)                    11,892   11,476   11,496    12,430    47,294     15,495   11,905    10,808  11,292  49,500
====================================================================================================================================

(1) EBITDA = Earnings before interest, taxes, depreciation and amortization.
(2) Net Margin = Gross profit plus depreciation
(3) Net margin per gallon = Net Margin / Total Gallons
(4) Working Capital (deficit)= current assets - current liabilities

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

     This report, including but not limited to this Item 7 and the footnotes to the financial statements found in Section F, contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words "believes," "expects," "anticipates," or similar expressions are generally considered to be forward-looking statements.

     The forward-looking statements, include the following:

     o The Company's beliefs regarding its position in the mobile fueling industry

     o The Company's strategies, plans and objectives and expectations concerning its future operations, cash flow, margins, revenue, profitability, liquidity and capital resources

     o The Company's efforts to improve operational, financial and management controls, reporting systems and procedures

     The forward-looking statements reflect the Company's current view about future events and are subject to risks, uncertainties and assumptions. The Company cautions readers of this report that certain important factors may have affected, and could in the future affect, its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors discussed elsewhere in this report and in Item 1 under the caption "Certain Risk Factors Affecting Future Operating Results," could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

     o    future net losses

     o    adverse consequences relating to the Company's outstanding debt

     o the Company's ability to pay interest and principal on its bank line of credit, senior secured promissory notes and pay its accounts payable and other liabilities when due

     o the Company's ability to comply with financial covenants contained in its $10 million bank line of credit

     o the Company's ability to reach an agreement with its bank line of credit lender with regard to a waiver of possible covenant violations or an amendment to the financial covenants contained in its debt agreement in the event the Company were not in compliance with such financial covenants

     o    further provisions for bad debts on the Company's accounts receivable

     o fluctuations in demand for the Company's mobile fueling services resulting from changed economic conditions

     o the Company's ability to acquire sufficient trade credit from fuel suppliers and other vendors

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

     The Company provides mobile fueling and fuel management services at a negotiated rate for service plus the cost of fuel based on market prices. Revenue levels will vary depending on the upward or downward movement of fuel prices in each market. For the fiscal year ended June 30, 2003, market prices for fuel were substantially higher than for the fiscal year ended June 30, 2002 due to military events in the Middle East, refinery shutdowns in Venezuela and a severe winter in the U.S. Northeast, and were primarily responsible for the significant increases in both revenue and cost of sales notwithstanding approximately 2,200,000 fewer gallons delivered during the fiscal year ended June 30, 2003, as compared to the fiscal year ended June 30, 2002. The volume decline was due primarily to the termination of unprofitable mobile fueling service accounts and elimination of bulk delivery services in northern California.

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

     In July 2003 the Company's largest competitor in the markets served by the Company discontinued operations. Some of the volumes previously delivered by the former competitor have been redirected to the Company and further redirection is possible. In any event, the Company believes that it will increase deliveries and generate incremental margins in those locations where it previously directly competed, and it intends to enter other new locations where it is believed that market share can be gained at profitable margins.

     The Company believes that there are significant opportunities to increase the size of its mobile fueling and fuel management services business and the volumes of fuel sold and delivered in conjunction with it. However, this growth is dependent upon a number of business and economic factors, including, but not limited to, the success of its sales and marketing efforts and other business strategies; the availability of qualified personnel to provide the level of service required by customers; the generation of cash flow from operating activities; the availability of sufficient debt or equity capital to meet the business requirements; and favorable market conditions in the related transportation or petroleum industries, some of which factors are beyond the Company's control.

CAPITAL RESOURCES AND LIQUIDITY

     In August 2003 the Company raised $6.925 million from the issuance of five-year 10% promissory notes (the "August 2003 refinancing" and the "August 2003 promissory notes") and 2,008,250 five-year warrants to purchase the Company's common stock at $1.00 per share. The notes are collateralized by a first priority security interest in the Company's specialized fueling truck fleet and related equipment and by the patents on its proprietary fuel management system. The resulting liquidity impact of this financing transaction has been the repayment of all outstanding equipment and subordinated debt; the generation of $2.9 million of working capital for business expansion; and a $2.8 million improvement in cash flow resulting from a moratorium of principal payments during the first two years of the five-year term of the notes.

     In its financial statements for the first quarter ended September 30, 2003 the Company expects to record a pre-tax gain of $757,000 from the prepayment of the outstanding balance owed to its principal equipment lender; and an increase in shareholders' equity of $1.84 million for the value of the 2,008,250 warrants issued in connection with the August 2003 refinancing. During the period from February 2001 to June 30, 2003, the Company raised in the aggregate $6.7 million in equity capital through private placements of common stock and the issuance of subordinated debt. During the year ended June 30, 2003, the Company raised $750,000 from the private placements of subordinated debt, the proceeds from which have been used for working capital in the Company's operations as well as the implementation of its business plan.

     In January 2002, certain holders of $2.617 million of the Company's convertible subordinated promissory notes converted that debt into unregistered shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares of common stock. The notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The conversion resulted in the Company recording a one time, non-cash beneficial conversion of debt to equity interest expense of $241,000 during the quarter ended March 31, 2002. The beneficial conversion of debt to equity interest expense had no impact on shareholders' equity.

     The Company is highly leveraged and since its inception has financed its working capital requirements for operations by issuing common stock and subordinated debt and utilizing its bank line of credit. The August 2003 refinancing has significantly strengthened the Company's financial position, enabling it to achieve a stronger balance sheet and improve cash flow resulting from the two-year principal moratorium on principal payments under the August 2003 promissory notes. The Company believes that this transaction enhances its business credibility with present and prospective customers, fuel suppliers, trade creditors, other lenders and the investment community, and its ability to compete in its business sector.

     The Company's material financial commitments, other than payroll, relate primarily to maintaining its bank line of credit and making monthly payments of principal and interest on equipment notes through August 2003; making semi-annual interest payments on its August 2003 promissory notes beginning December 31, 2003; and making semi-annual principal and interest payments for the remaining three year term of the August 2003 promissory notes, with a balloon payment of $3,000,000 due August 28, 2008.

     The Company's debt agreements contain covenants establishing certain financial requirements and operating restrictions. The Company's failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default could accelerate repayment terms under the other agreements, which would have a material adverse affect on the Company's liquidity and capital resources.

     In December 2002, the Company and its principal equipment lender amended the notes and security agreements between them to extend the maturity dates of the equipment notes payable by three months. This revision modified the repayment schedule by reducing principal payments for the period of December 2002 through April 2003 by $467,000. In May 2003, the Company and this lender agreed to an additional extension of the maturity dates of the equipment notes by two months and reduced its payments for the period from May 2003 through August 2003 by $284,000. In August 2003 this lender was repaid in full in the amount of $2,204,815 from the proceeds of the August 2003 refinancing. The Company received a $757,000 cash discount from the lender in consideration of the prepayment of the equipment debt.

     The Company has incurred net losses during most of its operating history and has met its working capital and long-term debt service requirements by raising both equity capital and subordinated debt and utilizing its bank line of credit. For the years ended June 30, 2003, 2002 and 2001, the Company had net losses of $1.6 million, $1.2 million, and $2.8 million, respectively. The Company earned net income of $63,000 in the fourth quarter of its year ended June 30, 2002, and $103,000 in the first quarter of its year ended June 30, 2003. The other quarterly results during this three-year period were net losses.

     The Company believes that cash flow from operations; the $2.9 million in working capital from the August 2003 refinancing; and the two-year principal payment moratorium on the August 2003 promissory notes should satisfy its foreseeable liquidity requirements. However, it may seek additional sources of financing if any cash flow deficiency were to arise in the future. There is no assurance that additional financing would be available to the Company on acceptable terms, or at all. If the Company does not comply with the covenants in its debt agreements, or if adequate funds are not available to finance operations or to pay debt service obligations as they become due, the Company may be required to significantly alter its operations.

     At June 30, 2003, the Company had cash and cash equivalents of $211,000 as compared to $815,000 at June 30, 2002. The reduction was primarily due to cash used in financing activities of $953,000. The Company had $101,000 available on its bank line of credit as of June 30, 2003.

$10 MILLION THREE-YEAR CREDIT FACILITY

     On September 26, 2002, the Company entered into a three-year $10 million credit facility with a national financial institution, replacing its prior short-term $10 million credit facility. This bank line of credit permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly at 6% (1.75% over the prime rate of 4.25% at June 30, 2003), and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the bank line of credit is September 25, 2005, with a prepayment fee to be charged if the Company terminates the credit facility prior to such date. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after September 25, 2005.

     As of June 30, 2003 and June 30, 2002, the Company had outstanding borrowings of $4.41 million and $4.68 million, respectively, under its bank lines of credit. Based on eligible receivables outstanding, the Company had $101,000 of cash availability on its bank line of credit at June 30, 2003. As of June 30, 2003 and the date of this Form 10-K filing, the Company was in compliance with the financial covenants required by the loan and security agreement. As a result of the pay down of the bank line credit with proceeds from the August 2003 refinancing, the Company has substantially increased its availability under the bank line of credit.

     In August 2003, the Company and its bank line of credit lender amended the loan and security agreement between them in connection with the Company's August 2003 refinancing which (1) released the lender's lien on patents, patent rights and patent applications; (2) increased the unused line of credit fee by .50%;
(3) revised the effective book net worth covenant to include the August 2003 promissory notes in its calculation; (4) established a covenant to maintain a minimum quarterly fixed charge coverage ratio as defined in the amended loan agreement; (5) established a covenant for the Company to maintain a minimum excess availability of $500,000; and (6) eliminated the loan prepayment fee. The Company utilized a portion of the proceeds of the August 2003 refinancing to pay down the bank line of credit by $2.9 million. The proceeds that were used to pay down the outstanding line of credit balance are available to the Company for working capital.

     Management believes that the Company's bank line of credit will provide the working capital needed to maintain and grow its business and to accomplish its business plan. However, if additional financing is required, there can be no assurance that the Company will be able to obtain such financing from its present bank line of credit or another lender at acceptable terms, or at all. Further, since the Company's borrowings under its bank line of credit bear interest at variable interest rates and represent a large portion of the Company's outstanding debt, the Company's financial results could be materially affected by significant increases or decreases in interest rates.

JANUARY 2002 CONVERSION OF SUBORDINATED DEBT

     In January 2002, certain holders of the convertible subordinated promissory notes converted an aggregate of $2.617 million to unregistered shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares of common stock. The notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The holders of the remaining $283,600 of convertible subordinated promissory notes issued by the Company who did not convert their notes in January 2002 waived any conversion price adjustment. With the consent of the holder, interest on two of these notes may be paid in the Company's common stock, with the stock value based on the average closing price of the stock during the most recent quarter. In September 2002, the maturity dates of these non-converted notes were extended to August 31, 2004.

     The outstanding balance of these notes was repaid in full in September 2003 with proceeds from the August 2003 refinancing.

SUBORDINATED PROMISSORY NOTES

     On December 23, 2002, the Company issued a $150,000 short-term promissory note to a shareholder. The note was due on January 31, 2003, with interest at 5% over the prime interest rate. On January 21, 2003 the Company and the holder of the note substituted the note for a $150,000 subordinated promissory note due on January 31, 2005, bearing interest at an annual rate of 9%. With the consent of the holder, interest on the note may be paid in unregistered shares of the Company's common stock, with the stock value based on the closing bid price of the stock for the five trading days before the last day of the quarter in which the interest is due but in no event less than the closing bid price at the time of issuance or the average of the closing bid prices for the five trading days prior to such time, whichever is lower.

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

     On May 12, 2003, the Company issued $300,000 of subordinated promissory notes to certain shareholders. The notes bear interest at an annual rate of 14% and are payable on demand. The Company repaid $235,500 of these notes with the proceeds of the May 20, 2003 private placement issuance of subordinated promissory notes and common stock purchase warrants. The exercise price of the warrants is $0.86 per share.

     On May 20, 2003, the Company issued $235,500 of subordinated promissory notes to officers, directors and certain shareholders. The notes are due on November 19, 2003 and bear interest at an annual rate of 14%. With the consent of the holders, the Company may elect to pay interest on the notes in shares of the Company's common stock, with the stock value based on the most recent closing bid price of the stock at the time the notes were executed or for the five trading days before such date, whichever is lower. The Company also issued warrants to purchase 82,425 shares of common stock exercisable at $0.86 per share in connection with the notes. The warrants issued are exercisable for a period of three (3) years from and after the date on which the notes are repaid or otherwise surrendered to the Company, but in no event later than November 19, 2006.

     The outstanding balance of these notes was repaid in full in September 2003 with proceeds from the August 2003 refinancing.

AUGUST 2003 PROMISSORY NOTES

     On August 29, 2003 the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes and five-year warrants to purchase a total 2,008,250 shares of the Company's common stock at $1.00 per share. The August 2003 promissory notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents in its proprietary fuel management system. The August 2003 promissory notes provide (1) for no principal payments until August 28, 2005; (2) six $750,000 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $3,000,000 at maturity on August 28, 2008; (4) require semi-annual interest payments on June 30 and December 31 commencing December 31, 2003; and (5) are callable after August 1, 2005 at 105% of par. The net cash proceeds from the financing were $2.9 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the August 2003 promissory notes, the Company negotiated a settlement with its primary equipment lender and received a $757,000 cash discount by prepaying the outstanding balance on August 29, 2003.

OPERATIONS

     Since the Company's current management team assumed operating control in February 2001, and through the filing of the Company's 10-K, the Company has undergone a top to bottom transformation. During this period, $14.2 in capital has been raised, $8.2 million repaid to equipment lenders, and $1.0 million repaid to holders of subordinated debt, with the Company currently having over $2.9 million available on its bank line of credit. While the volume of delivered business grew by only 12% from February 2001 through June 30, 2003, a significant volume of non-profitable gallons being delivered has been renegotiated or replaced with positive margin contributing business. Net margins have improved by 143% per gallon and 172% in dollars from February 2001 through June 30, 2003. These improvements stem from a reduction in direct operating expenses over that period of 29% per gallon and 20% in dollars while at the same time insurance costs have doubled due to noncontrollable economic factors.

     From February 2001 through June 30, 2003, The Company's delivery efficiency has improved by 52% for gallons delivered per driver payroll hour and 30% for gallons delivered per truck. As of June 30, 2003, the Company was delivering 12% more gallons than in February 2001 while reducing the number of trucks utilized in the delivery process to 70 from 90 during that time. The Company has 30 trucks available for its current expansion program, and believes it has the capacity in its overall truck fleet to meet its foreseeable requirements for business growth without acquiring additional equipment. During this period the total number of Company employees was reduced by 27%, from 203 to 148, while management and supervisory personnel was reduced by 38%, from 26 to 16.

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

     The Company believes that it will add incremental business from new and existing customers at acceptable margins; continue to control and reduce operating costs; improve equipment utilization; and generate additional cash flow to support its working capital credit facility and carrying cost of the August 2003 promissory notes. However, there is no assurance that the Company will be able to improve its operating performance in the future; generate sufficient cash flow; or raise additional capital to fund any working capital or debt service shortfalls during possible future business downturns, whether the downturn is caused by depressed economic conditions, or the Company's inability to execute its business plan.

     A series of five unanticipated events adversely impacted the Company's financial performance in the last three quarters of the 2003 fiscal year. As a result, the average net margin per gallon of fuel delivered was reduced from $.14 in September 2002 to $.11 in June 2003; the growth in net new business was restricted; and the Company's reported loss for the year ended June 30, 2003 was materially increased:

     (1)  CONVERSION TO AUTOMATED DAILY BILLING SYSTEM
          The Company's second quarter loss of $858,000 resulted in part from problems associated with an automated daily billing system project. The additional costs incurred and lost revenue accounted for $203,000 of the loss. These problems were finally resolved in December of 2002 and the Company now maintains an average 27 to 30 days sales outstanding, the lowest in its history.

     (2)  INCREASE IN INSURANCE PREMIUMS
          The Company's annual insurance premiums increased in October 2002 by $360,000 and $270,000 for the year ended June 30, 2003. The October 2002 increase follows a substantial increase in premiums in October 2001. The Company believes that these increases were directly related to the events of September 11, 2001. It is anticipated by management that property liability and workers' compensation coverage renewals in October 2003 will result in relatively flat premiums as the insurance industry has stabilized in the calming period following the 2001 terrorist attack and the Company has significantly improved its claims performance since the current management assumed control of operations in February 2001.

     (3)  INCREASED PETROLEUM PRODUCT PRICES
          From February 2002 to February 2003 the average price of diesel fuel in the Company's markets increased over 120%, from $0.51 to $1.14 per gallon, primarily due to military events in the Middle East, refinery shutdowns in Venezuela and a severe winter in the U. S. Northeast. This extraordinary price escalation adversely affected the addition of new business opportunities from the fall of 2002 until late spring of 2003 when prices stabilized and a more customary decision making process regarding mobile fueling services was restored.

     (4)  COMPETITION
          The Company believes that, in the last calendar quarter of 2002 and through the first half of calendar year 2003, its largest competitor, a privately held mobile fueling company, undertook a strategy of seeking to drive competition out of business and increase market share through an extremely aggressive pricing scheme. While this pricing strategy was ultimately unsuccessful and the Company believes that it contributed to the competitor ceasing operations in July 2003, it did force the Company to lower prices to many of its customers and adversely impacted the profitability of the Company's business and the development of new business during the year ended June 30, 2003.

     (5)  LEGAL AND PROFESSIONAL FEES
          During the fiscal year ending June 30, 2003, the Company incurred $200,000 of higher legal and professional fees. These higher costs partly related to the new SEC mandates and legislative regulatory initiatives under the Sarbanes-Oxley Act of 2002.

     During the year ended June 30, 2003 management continued to implement operational changes which have required time and capital resources; have enabled the Company to compete more effectively for mobile fueling business; and have provided the Company a more stable platform to implement its business plan. These initiatives have included:

     o Reducing field operating expenses, primarily direct labor and maintenance costs, and enhancing the effectiveness of environmental and safety programs

     o Changing delivery routes and schedules to increase efficiencies, decrease costs, and improve the quality of customer service and reliability of fuel deliveries

     o Decreasing administrative and field overhead costs, primarily personnel and information system expenses

     o Reevaluating margin contribution on all accounts, increasing service charges on low margin accounts and discontinuing service on unprofitable accounts

     o Expanding marketing and sales efforts in selected locations with experienced sales personnel having specific volume and margin objectives

     o Upgrading field personnel hiring and training procedures to improve employee retention and labor efficiency

     o Improving the patented electronic fuel dispensing and field information gathering system to reduce labor costs, enhance reporting accuracy, eliminate manual manipulation of fueling data and integrate multiple safety features

     o Redesigning field and supervision procedures to increase gallons of fuel delivered per day, per payroll hour and per truck

     o Revamping credit and collections policies and procedures to reduce days sales outstanding and decrease uncollectible accounts

     o Establishing improved financial, accounting and operating internal control systems and procedures over important Company processes in order to more effectively manage business risks, safeguard assets and comply with new legislative and regulatory requirements.

NEW ACCOUNTING STANDARDS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 were effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 as of June 30, 2003 and the adoption the accounting requirements effective July 1, 2003. The adoption of FIN 45 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50," ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company did not create or acquire any variable interest entities between January 31, 2003 and June 30, 2003. Similarly, the Company does not have any variable interest entities created or acquired prior to February 1, 2003 that would have a significant impact on the Company's consolidated financial position, results of operations or cash flows upon adoption of the remaining provisions of FIN 46 for the quarter ended September 30, 2003.

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The adoption of SFAS 149 is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company did not issue any financial instruments between May 31, 2003 and June 30, 2003 and does not expect SFAS 150 to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company has identified the policies outlined below as critical to its business operations and an understanding of the results of operations. The listing is not intended to be a comprehensive list of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 8 on Form 10-K. Note that the preparation of this Form 10-K requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness, as determined by a review of their current credit information. Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that are identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have occurred in the past. The Company's accounts receivable as of June 30, 2003 were approximately $6.1 million, net of an allowance for doubtful accounts of approximately $530,000.

Property and Equipment

     The Company records property and equipment at cost and depreciates that cost over the estimated useful life of the asset on a straight-line basis. Ordinary maintenance and repairs are expensed as incurred and improvements that significantly increase the value or useful life of property and equipment are capitalized.

     The Company tests property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The conditions that would trigger an impairment assessment of property, plant and equipment would include, but not be limited to, a significant, sustained negative trend in operating results or cash flows; a decrease in demand for the Company's services; a change in the competitive environment; and other industry and economic factors. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets based on the projected net cash flows discounted at a rate commensurate with the risk of the assets.

Income Taxes

     In connection with the preparation of the Company's financial statements, income taxes are required to be estimated. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the balance sheet. The likelihood that deferred tax assets will be recovered from future taxable income is assessed and to the extent that recovery is not likely, a valuation allowance is established. To the extent a valuation allowance is established or an increase in the allowance is recorded in a period, a tax is provided in the statement of operations. Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. A valuation allowance of approximately $2.9 million was recorded as of June 30, 2003, due to uncertainties related to utilizing some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, it may be necessary to establish an additional valuation allowance which could materially impact the Company's financial position and results of operations. The net deferred tax asset as of June 30, 2003 was zero, net of the valuation allowance.

COMPARISON OF YEAR ENDED JUNE 30, 2003 TO YEAR ENDED JUNE 30, 2002

REVENUES

     Revenue increased $11.3 million, or 18.6%, in the year ended June 30, 2003 compared to the year ended June 30, 2002. The increase in revenue resulted from extraordinary increases in the wholesale price of diesel fuel and gasoline, offset by a decline in gallons delivered. The Company delivered 47.3 million gallons of fuel to its customers in the year ended June 30, 2003, a decrease of 4.4% compared to the 49.5 million gallons delivered in the year ended June 30, 2002. The decrease in gallons was due to reduced demand by certain customers arising from depressed economic conditions throughout the year; modifications of certain customers' mobile fueling programs in response to substantially increased fuel prices; termination of unprofitable mobile fueling service accounts; and elimination of bulk delivery services in northern California. The discontinued bulk delivery service in northern California accounted for 5.6 million gallons of the total 49.5 million gallons delivered in the prior fiscal year ending June 30, 2002. Notwithstanding the aforementioned, the Company delivered 3.4 million or 7.7% more mobile fueling gallons than the prior fiscal year.

GROSS PROFIT

     Gross profit decreased approximately $568,000, or 12.4%, in the year ended June 30, 2003 compared to the year ended June 30, 2002. The average net margin per delivered gallon of fuel in the year ended June 30, 2003 decreased to 11.5 cents compared to 12.2 cents in the year ended June 30, 2002. The decrease in gross profit was due to increases in the cost of fuel used to operate the Company's delivery fleet of $99,000; higher fixed costs associated with an increase in property and liability insurance of $214,000; and decreases in other service charges revenue of $82,000. The remaining decrease is attributable to the Company's largest competitor driving down service margins during the current year, which resulted in the Company lowering prices it charges to some of its customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased approximately $334,000, or 7.6%, in the year ended June 30, 2003 compared to the year ended June 30, 2002. The increase in these expenses primarily resulted from an increase in professional fees of $169,000; an increase in insurance expense of $193,000; an increase in sales and marketing costs of $37,000; an increase in temporary labor expense of $60,000; and an increase in depreciation expense of $57,000; offset by a decrease in provision for bad debts of $161,000.

INTEREST EXPENSE

     Interest expense decreased approximately $260,000, or 22.1%, in the year ended June 30, 2003 compared to the year ended June 30, 2002 as a result of lower interest rates on variable rate debt and decreased borrowings resulting from the scheduled repayment of existing equipment debt; reduced bank line of credit advances; and conversion of subordinated debt to equity.

     The Company incurred in January 2002 in connection with the conversion of its convertible subordinated promissory notes to equity, a one-time non-cash charge related to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features". This charge was $241,000 and recorded as a beneficial conversion of debt to equity interest expense in the year ended June 30, 2002.

INCOME TAXES

     The Company recorded no income tax expense for the years ended June 30, 2003 or 2002. The Company has net operating loss carryforwards of $13.0 million at June 30, 2003.

EBITDA

     Earnings before interest, taxes, depreciation, and amortization ("EBITDA") was $737,000 for the year ended June 30, 2003, a decrease of $975,000 from $1,712,000 for the year ended June 30, 2002. The decrease was primarily due to the higher net loss during fiscal year ended June 30, 2003, offset by reduced interest expense in the current year. The components of EBITDA for the years ended June 30, 2003 and 2002 are as follows:

                                                    2003          2002
                                                -----------    ----------

            Net loss                           $ (1,581,000)  $(1,162,000)
            Add back:
              Interest expense                      915,000     1,175,000
              Beneficial conversion of debt
                to equity interest expense               --       241,000
              Depreciation and amortization
                expense                           1,403,000     1,458,000
                                                -----------    ----------
            EBITDA                             $    737,000   $ 1,712,000
                                                ===========    ==========


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

EBITDA

     EBITDA increased by $1.5 million to $1.7 million for the year ended June 30, 2002 from $223,000 for the year ended June 30, 2001. The increase was primarily due to higher net margins and operating profit. The components of EBITDA for the years ended June 30, 2002 and 2001 are as follows:

                                                     2002        2001
                                                 ----------   -----------
                                                              (unaudited)

            Net loss                            $(1,162,000)  $(2,774,000)
            Add back:
              Interest expense                    1,175,000     1,571,000
              Beneficial conversion of debt
                to equity interest expense          241,000            --
              Depreciation and amortization
                expense                           1,458,000     1,426,000
                                                 ----------    ----------
            EBITDA                              $ 1,712,000   $   223,000
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

INCOME TAXES

     The Company recorded no income tax expense in the five-month periods ended June 30, 2001 or 2000. The Company has net operating loss carryforwards of $11.0 million at June 30, 2001.

EBITDA

     EBITDA decreased by $1,436,000 to a negative $748,000 for the five-month transition period ended June 30, 2001 from $688,000 for the five-month transition period ended June 30, 2000. The decrease was primarily due to the decreases in gross profit as well as the increases in selling, general and administrative expenses. The components of EBITDA for the five-month transition periods ended June 30, 2001 and 2000 are as follows;

                                                2001        2000
                                            -----------  ----------
                                                         (unaudited)

            Net loss                        $(1,951,000) $ (512,000)
            Add back:
              Interest expense                  590,000     665,000
              Depreciation and amortization     613,000     535,000
                expense
                                             ----------   ---------
            EBITDA                          $  (748,000) $  688,000
                                             ==========   =========


COMPARISON OF FISCAL YEAR ENDED JANUARY 31, 2001 TO FISCAL YEAR ENDED JANUARY 31, 2000

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

INCOME TAXES

     The Company recorded no income tax expense in fiscal 2001 or 2000. The Company has net operating loss carryforwards of $8.0 million at January 31, 2001.

EBITDA

     EBITDA decreased by $1,050,000 to $1,659,000 for the year ended January 31, 2001 from $2,709,000 for the year ended January 31, 2000. The decrease was primarily due to the decreases in gross profit, increases in interest expense due to increased borrowings, and was offset by the decrease in selling, general and administrative expenses. The components of EBITDA for the years ended January 31, 2001 and 2000 are as follows:

                                                2001            2000
                                             ----------      ----------

            Net (loss) income               $(1,335,000)    $   472,000
            Add back:
              Interest expense                1,645,000       1,152,000
              Depreciation and
                amortization expense          1,349,000       1,085,000
                                             ----------      ----------
            EBITDA                          $ 1,659,000     $ 2,709,000
                                             ==========      ==========


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate debt outstanding to finance working requirements. This debt bears interest at the United States prime interest rate plus a fixed markup and is subject to change based upon interest rate changes in the United States. The Company does not currently use, and has not historically used, derivative instruments to hedge against such market interest rate risk. Increases or decreases in market interest rates could have a material impact on the financial condition, results of operations and cash flows of the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2003 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2003 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2003 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2003 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (A)   EXHIBITS

     Exhibits     Description
     --------     -----------

          3.1  Restated Articles of Incorporation (16)

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

         10.13 First Amendment to Loan and Security Agreement with Congress Financial Corporation dated March 31, 2003 (16)

         10.14 Indenture with The Bank of Cherry Creek dated August 29, 2003
               (16)

         10.15 Security Agreement with The Bank of Cherry Creek dated August 29, 2003 (16)

          23.1 Consent of KPMG LLP (16)

          31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (16)

          31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (16)

          32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
               (16)

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

(7) Incorporated by reference to Exhibit 10.5 filed by the Company with Form 10-K for the fiscal year ended January 31, 2001.

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

(13) Incorporated by reference to Exhibit A of the Proxy Statement filed by the Company for the Annual Meeting of Shareholders held on July 19, 2001

(14) Incorporated by reference to Exhibit 99.1 of the Form 8-K dated June 12, 2002 filed by the Company

(15) Incorporated by reference to Exhibit 99.1 of the Form 8-K dated September 30, 2002 filed by the Company

(16) Filed herewith.

(b)  FINANCIAL STATEMENT SCHEDULE

(c)  REPORTS ON FORM 8-K

     The Company filed a Form 8-K dated May 15, 2003, under Item 12, reporting the issuance of a press release covering the operating results for the third quarter ending March 31, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 3, 2003                  STREICHER MOBILE FUELING, INC.


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

              Name                          Title                    Date
              ----                          -----                    ----

By:/S/ RICHARD E. GATHRIGHT      Chairman of the Board,        October 3, 2003
   --------------------------    Chief Executive Officer and
   Richard E. Gathright          President (Principal
                                 Executive Officer)


By:/S/ MICHAEL S. SHORE          Senior Vice President -       October 3, 2003
   --------------------------    Chief Financial Officer
   Michael S. Shore              (Principal Financial and
                                 Accounting Officer)


By:/S/ WENDELL R. BEARD          Director                      October 3, 2003
   --------------------------
   Wendell R. Beard


By:/S/ LARRY S. MULKEY           Director                      October 3, 2003
   --------------------------
   Larry S. Mulkey


By:/S/ C. RODNEY O'CONNOR        Director                      October 3, 2003
   --------------------------
   C. Rodney O'Connor


By:/S/ ROBERT S. PICOW           Director                      October 3, 2003
   --------------------------
   Robert S. Picow


By:/S/ W. GREG RYBERG            Director                      October 3, 2003
   --------------------------
   W. Greg Ryberg

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      PAGE

Report of Independent Certified Public Accountants.............        F-2

Consolidated Balance Sheets as of June 30, 2003 and 2002.......        F-3

Consolidated Statements of Operations for the Years
   Ended June 30, 2003 and 2002, the Five-Month
   Transition Period Ended June 30, 2001 and the Year
   Ended January 31, 2001......................................        F-4

Consolidated Statements of Shareholders' Equity for the
   Years Ended June 30, 2003 and 2002, the Five-Month
   Transition Period Ended June 30, 2001 and the Year
   Ended January 31, 2001......................................        F-5

Consolidated Statements of Cash Flows for the Years
   Ended June 30, 2003 and 2002, the Five-Month
   Transition Period Ended June 30, 2001 and the Year
   Ended January 31, 2001......................................        F-6

Notes to Consolidated Financial Statements.....................        F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          Independent Auditors' Report

The Board of Directors and Shareholders
Streicher Mobile Fueling, Inc.:

We have audited the accompanying consolidated balance sheets of Streicher Mobile Fueling, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended June 30, 2003 and 2002, the five-month transition period ended June 30, 2001, and the year ended January 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streicher Mobile Fueling, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years ended June 30, 2003 and 2002, the five-month transition period ended June 30, 2001, and the year ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Fort Lauderdale, Florida
September 30, 2003

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2003 AND 2002

                  (in 000's, except share and per share data)

               ASSETS                                       June 30, 2003     June 30, 2002
----------------------------------------------------------  -------------     -------------
Current assets:
  Cash and cash equivalents ............................    $         211     $         815
  Restricted cash ......................................               78               245
  Accounts receivable, net .............................            6,113             6,382
  Inventories ..........................................              168               363
  Prepaid expenses and other current assets ............              387               460
                                                            --------------    --------------
       Total current assets ............................            6,957             8,265

Property and equipment, net ............................            8,741            10,012
Note receivable from related party .....................               52               200
Other assets ...........................................              261                83
                                                            --------------    --------------
        Total assets ...................................    $      16,011     $      18,560
                                                            ==============    ==============

              LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------
Current liabilities:
   Bank line of credit payable .........................    $       4,410     $       4,680
   Current portion of long-term equipment debt and
    subordinated promissory notes ......................            1,965             2,101
   Accounts payable and other liabilities ..............            3,012             3,052
                                                            --------------    --------------
       Total current liabilities .......................            9,387             9,833

Long-term liabilities:
   Subordinated promissory notes .......................              734               284
   Long-term equipment debt, excluding current portion              1,779             2,767
                                                            --------------    --------------
       Total liabilities ...............................           11,900            12,884
                                                            --------------    --------------
Commitments and contingencies (Notes 3 and 10)

Shareholders' equity:
   Common stock, par value $.01 per share;
    20,000,000 shares authorized; 7,234,168 and
    7,211,751 issued and outstanding at
    June 30, 2003 and 2002, respectively ...............               72                72
   Additional paid-in capital ..........................           11,458            11,442
   Accumulated deficit .................................           (7,419)           (5,838)
                                                            --------------    --------------
       Total shareholders' equity ......................            4,111             5,676
                                                            --------------    --------------
       Total liabilities and shareholders' equity ......    $      16,011     $      18,560
                                                            ==============    ==============



                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               STREICHER MOBILE FUELING, INC.

                           CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE YEARS ENDED JUNE 30, 2003 AND 2002, THE FIVE-MONTH TRANSITION PERIOD ENDED
                     JUNE 30, 2001 AND THE YEAR ENDED JANUARY 31, 2001
                        (in 000's, except share and per share data)


                                                                            Transition      Transition
                                         Fiscal Year      Fiscal Year         Period          Period         Fiscal Year
                                           June 30,          June 30,        June 30,        June 30,        January 31,
                                            2003              2002            2001            2000              2001
                                         ------------     ------------     ------------     ------------     ------------
                                                                                            (unaudited)
Fuel sales and service revenues ....     $    53,579      $    43,538      $    22,235      $    26,944      $    65,002
Fuel taxes .........................          18,615           17,311            7,275            9,537           21,455
                                         ------------     ------------     ------------     ------------     ------------
    Total revenues .................          72,194           60,849           29,510           36,481           86,457

Cost of fuel sales and service .....          49,556           38,947           21,495           25,607           61,909
Fuel taxes .........................          18,615           17,311            7,275            9,537           21,455
                                         ------------     ------------     ------------     ------------     ------------
    Total cost of sales ............          68,171           56,258           28,770           35,144           83,364

      Gross profit .................           4,023            4,591              740            1,337            3,093

Selling, general and administrative
  expenses..........................           4,716            4,382            2,126            1,209            2,852
                                         ------------     ------------     ------------     ------------     ------------
      Operating income (loss) ......            (693)             209           (1,386)             128              241

Beneficial conversion of debt to
  equity interest expense ..........              --             (241)              --               --               --
Interest expense ...................            (915)          (1,175)            (590)            (665)          (1,645)
Interest and other income ..........              27               45               25               25               69
                                         ------------     ------------     ------------     ------------     ------------

      Loss before income taxes .....          (1,581)          (1,162)          (1,951)            (512)          (1,335)

Income tax expense .................              --               --               --               --               --
                                         ------------     ------------     ------------     ------------     ------------
      Net loss .....................     $    (1,581)     $    (1,162)     $    (1,951)     $      (512)     $    (1,335)
                                         ============     ============     ============     ============     ============

Basic and Diluted net loss per
  share ............................     $      (.22)     $      (.20)     $      (.47)     $      (.19)     $      (.49)
                                         ============     ============     ============     ============     ============
Basic and Diluted weighted average
  common shares outstanding ........       7,221,070        5,698,147        4,194,283        2,712,220        2,716,855
                                         ============     ============     ============     ============     ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

  FOR THE YEARS ENDED JUNE 30, 2003 AND 2002, THE FIVE-MONTH TRANSITION PERIOD
             ENDED JUNE 30, 2001 AND THE YEAR ENDED JANUARY 31, 2001
                          (in 000's, except share data)


                                                                Common Stock            Additional
                                                         ---------------------------      Paid-in       Accumulated
                                                           Shares          Amount         Capital         Deficit          Total
                                                         -----------     -----------    -----------     -----------     -----------
BALANCE, JANUARY 31, 2000 ..........................      2,710,400      $       27     $    5,651      $   (1,390)     $    4,288

Net loss ...........................................             --              --             --          (1,335)         (1,335)
Exercise of stock options ..........................          2,200              --              8              --               8
Net proceeds from private placement of stock........        531,667               5          1,898              --           1,903
Conversion of note payable to equity ...............        333,333               3            497              --             500
Treasury stock purchased and retired ...............        (67,343)             --           (146)             --            (146)
                                                         -----------     -----------    -----------     -----------     -----------

BALANCE, JANUARY 31, 2001 ..........................      3,510,257              35          7,908          (2,725)          5,218

Net loss ...........................................             --              --             --          (1,951)         (1,951)
Issuance of stock held as subscribed ...............        811,666               8            (12)             --              (4)
Net proceeds from private placement of stock........         35,000               1             52              --              53
Issuance of stock in lieu of debt ..................         10,614              --             16              --              16
                                                         -----------     -----------    -----------     -----------     -----------

BALANCE, JUNE 30, 2001 .............................      4,367,537              44          7,964          (4,676)          3,332

Net loss ...........................................             --              --             --          (1,162)         (1,162)
Net proceeds from private placement of stock........        666,666               7            573              --             580
Issuance of stock in lieu of debt ..................         67,226              --             91              --              91
Conversion of note payable to equity ...............      2,110,322              21          2,814              --           2,835
                                                         -----------     -----------    -----------     -----------     -----------

BALANCE, JUNE 30, 2002 .............................      7,211,751              72         11,442          (5,838)          5,676

Net loss ...........................................             --              --             --          (1,581)         (1,581)
Cost associated with extension of warrants..........             --              --             (9)             --              (9)
Issuance of stock in lieu of debt ..................         22,417              --             25              --              25
                                                         -----------     -----------    -----------     -----------     -----------

BALANCE, JUNE 30, 2003 .............................      7,234,168      $       72     $   11,458      $   (7,419)     $    4,111
                                                         ===========     ===========    ===========     ===========     ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR THE YEARS ENDED JUNE 30, 2003 AND 2002, THE FIVE-MONTH TRANSITION
       PERIOD ENDED JUNE 30, 2001 AND THE YEAR ENDED JANUARY 31, 2001
           (in 000's, except supplemental disclosure and share data)

                                                                           Transition    Transition
                                                 Fiscal Year  Fiscal Year   Period         Period      Fiscal Year
                                                  June 30,     June 30,    June 30,       June 30,     January 31,
                                                   2003         2002        2001            2000          2001
                                                 -----------  -----------  ----------   -----------    -----------
                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ................................     $(1,581)     $(1,162)     $(1,951)     $  (512)       $(1,335)
   Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating  activities:
       Loss on asset disposal ..............          --            9           18           --              4
       Depreciation and amortization .......       1,403        1,458          613          535          1,349
       Interest expense from beneficial
         conversion of debt to equity ......          --          241           --           --             --
       Provision for doubtful accounts .....         263          637           37           38             90
   Changes in operating assets and liabilities:
       Decrease (increase) in
         restricted cash ...................         167          (21)         580          312           (282)
       Decrease (increase) in accounts
          receivable .......................         118        1,650          931          540           (287)
       Decrease (increase) in
         inventories, prepaid expenses
         and other assets ..................          90          143          133          142           (213)
       (Decrease) increase in
         accounts payable and other
         liabilities .......................         (15)        (456)        (511)        (236)            36
                                                 --------     --------     --------     --------       --------
       Net cash provided by (used in)
         operating activities ..............         445        2,499         (150)         819           (638)
                                                 --------     --------     --------     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and
         equipment .........................        (248)        (152)        (288)      (1,117)        (1,410)
       Proceeds from disposal of
         equipment .........................           4          276           29           --             21
       Decrease (increase) note
         receivable due from
         related party .....................         148          443          (43)         (19)           (39)
                                                 --------     --------     --------     --------       --------
       Net cash provided by (used in)
         investing activities ..............         (96)         567         (302)      (1,136)        (1,428)
                                                 --------     --------     --------     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in bank overdraft ................          --         (318)         318          294             --
   Net repayments on line of credit ........        (270)      (2,225)        (381)        (471)          (394)
   Proceeds from the issuance of
     subordinated debt .....................          --        1,700        1,000           --             --
   Proceeds from the issuance of
     subordinated promissory notes .........         905           --          100          917          2,092
   Repayments on subordinated promissory
     notes .................................        (155)          --           --           --             --
   Principal payments on long-term debt ....      (1,424)      (2,114)      (1,091)        (760)        (1,949)
   Net proceeds (costs) from issuance of
     common stock and common stock
     warrants ..............................          (9)         700           65           60          2,411
                                                 --------     --------     --------     --------       --------
     Net cash provided by (used in)
       financing activities ................        (953)      (2,257)          11           40          2,160
                                                 --------     --------     --------     --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS .............................        (604)         809         (441)        (277)            94
CASH AND CASH EQUIVALENTS,
     beginning of period ...................         815            6          447          353            353
                                                 --------     --------     --------     --------       --------
CASH AND CASH EQUIVALENTS,
     end of period .........................     $   211      $   815      $     6      $    76        $   447
                                                 ========     ========     ========     ========       ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR THE YEARS ENDED JUNE 30, 2003 AND 2002, THE FIVE-MONTH TRANSITION
       PERIOD ENDED JUNE 30, 2001 AND THE YEAR ENDED JANUARY 31, 2001
           (in 000's, except supplemental disclosure and share data)


(Continued)
                                                                           Transition   Transition
                                                 Fiscal Year  Fiscal Year    Period       Period       Fiscal Year
                                                   June 30,     June 30,     June 30,     June 30,     January 31,
                                                    2003         2002         2001         2000           2001
                                                 -----------  -----------  ----------   -----------    -----------
                                                                                        (unaudited)
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid for-
   Interest.................................     $   880      $ 1,193      $   615      $   668        $ 1,642
                                                 --------     --------     --------     --------       --------
   Income taxes.............................     $    --      $    --      $    --      $    --        $    --
                                                 --------     --------     --------     --------       --------


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

FISCAL YEAR ENDED JUNE 30, 2003:

   Issuance of $25,000 of common stock in lieu of payment of interest on subordinated convertible promissory notes
   Transfer of $112,000 of fixed assets to account receivable from third party relating to disposal of vehicle

FISCAL YEAR ENDED JUNE 30, 2002:

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

FISCAL YEAR ENDED JANUARY 31, 2001:

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

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)   NATURE OF OPERATIONS

      Streicher Mobile Fueling, Inc., a Florida corporation (the "Company") was formed in 1996.

      The Company provides mobile fueling and fuel management out-sourced services to businesses that operate all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. The Company's specialized truck fleet delivers fuel to customers' locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and/or re-supplying fixed-site storage facilities. The Company's patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. At June 30, 2003, the Company had operations in California, Florida, Georgia, North Carolina, Tennessee and Texas.

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

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      (b)   Cash and Cash Equivalents

            The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents in the accompanying consolidated balance sheets is interest bearing cash of approximately $211,000 and $815,000 as of June 30, 2003 and 2002, respectively.

      (c)   Restricted Cash

            Restricted cash at June 30, 2003 and 2002 consists of $78,000 and $245,000, respectively, in collections on customer accounts receivable, which were deposited in a restricted account and used to repay advances made to the Company on its working capital line of credit.

      (d)   Accounts Receivable

            Accounts receivable are due from customers within a broad range of industries and are generally unsecured. Additionally, accounts receivable are composed of refunds from state and federal governments for fuel taxes which are not billable to certain customers, yet have been paid to vendors by the Company and other receivables from insurance companies for policy refunds and insurance claims. The Company provides for credit losses based on management's evaluation of collectibility based on current and historical performance of each customer and from state and federal governments from whom refunds are expected.

            A roll forward of the activity in the allowance for doubtful accounts for the indicated periods is as follows:

                                                                                  Transition
                                                  Fiscal Year     Fiscal Year       Period        Fiscal Year
                                                    June 30,        June 30,       June 30,       January 31,
                                                      2003            2002           2001            2001
                                                  -----------    ------------     -----------     -----------
            Balance - beginning of period         $  509,000     $    78,000      $   55,000      $  111,000
            Provision for bad debts                  263,000         637,000          37,000          90,000
            Write-offs, net of recoveries           (242,000)       (206,000)        (14,000)       (146,000)
                                                  -----------    ------------     -----------     -----------
            Balance - end of period               $  530,000     $   509,000      $   78,000      $   55,000
                                                  ===========    ===========      ===========     ===========

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

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         June 30,
                                              --------------------------------        Estimated Useful
                                                  2003              2002                    Life
                                              --------------    --------------    --------------------------
            Fuel trucks, tanks and vehicles      14,450,000        14,681,000           5 - 25 years
            Machinery and equipment                 302,000         1,148,000           3 - 5 years
            Furniture and fixtures                  260,000           295,000           5 - 10 years
            Leasehold improvements                   22,000            19,000     Lesser of lease term or
                                                                                        useful life
            Software                                270,000            46,000             3 years
            Land                                     67,000            67,000                --
                                              --------------    --------------
                                                 15,371,000        16,256,000
            Less: Accumulated depreciation
               and amortization                  (6,630,000)       (6,244,000)
                                              --------------    --------------
            Property and equipment, net           8,741,000        10,012,000
                                              ==============    ==============

            In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs used in the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades and enhancements. The amount capitalized at June 30, 2003 and 2002 relating to internal use software is $252,000 and $31,000, respectively.

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

      (h)   Revenue Recognition

            The Company recognizes revenue at the time services are performed which is when the fuel is delivered and the customer takes ownership and assumes risk of loss.

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

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      (j)   Fair Value of Financial Instruments

            The Company's financial instruments, primarily consisting of cash and cash equivalents, accounts receivable, note receivable from related party, accounts payable, bank line of credit payable, subordinated promissory notes and long-term debt, approximate fair value due to their short-term nature or interest rates that approximate current market rates.

      (k)   Net Income or Loss Per Share

            Net income or loss per share is determined by dividing net income or loss by the weighted average common shares outstanding. Common stock equivalents, consisting of employee stock options and common stock warrants, in the amount of 2,604,777, 2,516,852, 2,509,052 and
            2,379,052 for the years ended June 30, 2003 and 2002, the five-month transition period ended June 30, 2001, and the year ended January 31, 2001, respectively, were antidilutive and were not included in the computation of net loss per share in those fiscal years.

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

            The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under the provisions of SFAS No. 123, the Company applies the principles of APB Opinion 25 and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share would have been reduced to the pro forma amounts indicated in the table below. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



            The Company's net income or loss, pro forma net loss, net income or loss per share, pro forma net loss per share, and related assumptions are as follows:

                                              Fiscal Year      Fiscal Year      Transition       Fiscal Year
                                               June 30,         June 30,         June 30,        January 31,
                                                 2003             2002             2001              2001
                                             -------------    -------------    -------------    --------------
            Net income (loss) as reported     $  (1,581)       $  (1,162)       $  (1,951)       $   (1,335)
            Net income (loss) pro forma       $  (2,137)       $  (1,287)       $  (2,144)       $   (1,509)

            Fully  diluted  net income
            (loss) per share as reported      $    (.22)       $    (.20)       $    (.47)       $     (.49)
            Fully  diluted  net income
            (loss) per share pro forma        $    (.30)       $    (.23)       $    (.51)       $     (.56)

            Risk free interest rate              3%               3%              3.5%               7%
            Dividend yield                       0%               0%               0%                0%
            Expected volatility                 100%             100%             100%              50%
            Expected life                     10 years         10 years         10 years          10 years


            The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma loss amounts presented because compensation cost is reflected over the vesting period of the options.

      (n)   Recent Accounting Pronouncements

            In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 were effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 as of June 30, 2003 and the adoption the accounting requirements effective July 1, 2003. The adoption of FIN 45 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

            In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50," ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company did not create or acquire any variable interest entities between January 31, 2003 and June 30, 2003. Similarly, the Company does not have any variable interest entities created or acquired prior to February 1, 2003 that would have a significant impact on the Company's consolidated financial position, results of operations or cash flows upon adoption of the remaining provisions of FIN 46 for the quarter ended September 30, 2003.

            In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



            contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The adoption of SFAS 149 is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

            In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company did not issue any financial instruments between May 31, 2003 and June 30, 2003 and does not expect SFAS 150 to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

      (o)   Reclassifications
            Certain prior period amounts have been reclassified to conform to the current year presentation.


(3)   CAPITAL RESOURCES AND LIQUIDITY

      In August 2003 the Company raised $6.925 million from the issuance of five-year 10% promissory notes (the "August 2003 refinancing" and the "August 2003 promissory notes") and 2,008,250 five-year warrants to purchase the Company's common stock at $1.00 per share. The notes are collateralized by a first priority security interest in the Company's specialized fueling truck fleet and related equipment and by the patents on its proprietary fuel management system. The resulting liquidity impact of this financing transaction has been the repayment of all outstanding equipment and subordinated debt; the generation of $2.9 million of working capital for business expansion; and a $2.8 million improvement in cash flow resulting from a moratorium of principal payments during the first two years of the five-year term of the notes.

      In its financial statements for the first quarter ended September 30, 2003 the Company expects to record a pre-tax gain of $757,000 from the prepayment of the outstanding balance owed to its principal equipment lender; and an increase in shareholders' equity of $1.84 million for the value of the 2,008,250 warrants issued in connection with the August 2003 refinancing. During the period from February 2001 to June 30, 2003, the Company raised in the aggregate $6.7 million in equity capital through private placements of common stock and the issuance of subordinated debt. During the year ended June 30, 2003, the Company raised $750,000 from the private placements of subordinated debt (more fully described in Note 6), the proceeds from which have been used for working capital in the Company's operations.

      In January 2002, certain holders of $2.617 million of the Company's convertible subordinated promissory notes converted that debt into unregistered shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares of common stock. The notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The conversion resulted in the Company recording a one time, non-cash beneficial conversion of debt to equity interest expense of $241,000 during the quarter ended March 31, 2002. The beneficial conversion of debt to equity interest expense had no impact on shareholders' equity.

      The Company is highly leveraged and since its inception has financed its working capital requirements for operations by issuing common stock and subordinated debt and utilizing its bank line of credit.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      The Company has incurred net losses during most of its operating history and has met its working capital and long-term debt service requirements by raising both equity capital and subordinated debt and utilizing its bank line of credit. For the years ended June 30, 2003, 2002 and 2001, the Company had net losses of $1.6 million, $1.2 million, and $2.8 million, respectively. The Company earned net income of $63,000 in the fourth quarter of its year ended June 30, 2002, and $103,000 in the first quarter of its year ended June 30, 2003. The other quarterly results during this three-year period were net losses.

      The Company's material financial commitments, other than payroll, relate primarily to maintaining its bank line of credit and making monthly payments of principal and interest on equipment notes through August 2003; making semi-annual interest payments on its August 2003 promissory notes beginning December 31, 2003; and making semi-annual principal and interest payments for the remaining three year term of the August 2003 promissory notes, with a balloon payment of $3,000,000 due August 28, 2008.

      The Company's debt agreements contain covenants establishing certain financial requirements and operating restrictions. The Company's failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default could accelerate repayment terms under the other agreements, which would have a material adverse affect on the Company's liquidity and capital resources.


(4)   BANK LINE OF CREDIT PAYABLE

      On September 26, 2002, the Company entered into a new three-year
      $10 million credit facility with a national financial institution, replacing its prior short-term $10 million credit facility. This bank line of credit permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly at 6.0% (1.75% over the prime rate of 4.25% at June 30, 2003), and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the line of credit is September 25, 2005. If the Company elects to terminate the credit facility prior to such date, prepayment fees of 3%, 1.5% and .5% will apply during years one, two and three, respectively. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after September 25, 2005. Effective March 31, 2003, the Company and its lender revised one of the financial covenants to include all subordinated debt in the calculation of its effective book net worth.

      As of June 30, 2003 and 2002, the Company had outstanding borrowings of $4.4 million and $4.7 million, respectively, under its $10.0 million bank lines of credit. Based on eligible receivables outstanding at June 30, 2003, the Company had $101,000 of cash availability on the bank line of credit, and was in compliance with all financial covenants required by the loan and security agreement.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      In August 2003, the Company and its bank line of credit lender amended the loan and security agreement between them in connection with the Company's August 2003 refinancing which (1) released the lender's lien on patents, patent rights and patent applications; (2) increased the unused line of credit fee by .50%; (3) revised the effective book net worth covenant to include the August 2003 promissory notes in its calculation; (4) established a covenant to maintain a minimum quarterly fixed charge coverage ratio as defined in the amended loan agreement; (5) established a covenant for the Company to maintain a minimum excess availability of $500,000; and (6) eliminated the loan prepayment fee. The Company utilized a portion of the proceeds of the August 2003 refinancing to pay down the bank line of credit by $2.9 million. These proceeds that were used to pay down the outstanding line of credit balance are available to the Company for working capital.


 (5)  LONG-TERM EQUIPMENT DEBT

      Long-term equipment debt consists of the following:

                                                                                             June 30,
                                                                                   ----------------------------
                                                                                       2003           2002
                                                                                   ------------   -------------
        Equipment debt (10.18% weighted average
          interest rate at June 30, 2003 and 2002) due in monthly
          installments with varying maturities through October 2005                $ 3,444,000    $  4,868,000

        Less: current portion                                                       (1,665,000)     (2,101,000)
                                                                                   ------------    ------------

        Long-term equipment debt, excluding current portion                        $ 1,779,000     $ 2,767,000
                                                                                   ============    ============

        Future principal payments on equipment debt are due as follows as of June 30, 2003:

                                     Year Ended June 30,
                                     -------------------
                                            2004           $   1,665,000
                                            2005               1,694,000
                                            2006                  85,000
                                                           --------------
                                                           $   3,444,000
                                                           ==============

      In December 2002, the Company and its principal equipment lender amended the notes and security agreements between them to extend the maturity dates of the equipment notes payable by three months. This revision modified the repayment schedule by reducing principal payments for the period of December 2002 through April 2003 by $467,000. In May 2003, the Company and this lender agreed to an additional extension of the maturity dates of the equipment notes by two months and reduced its payments for the period from May 2003 through August 2003 by $284,000. In August 2003 this lender was repaid in full in the amount of $2,204,815 from the proceeds of the August 2003 promissory notes. The Company received a $757,000 cash discount from the lender in consideration of the prepayment of the equipment debt.

      During August and September 2003, the Company repaid all the remaining long-term and current portions of equipment debt outstanding at June 30, 2003 from the proceeds of the August 2003 refinancing. The notes are collateralized by a first priority security interest in the Company's specialized fueling truck fleet and related equipment and by the patents on its proprietary fuel management system.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(6)   DEBT AND EQUITY SECURITIES

      The following schedule presents the activity of subordinated debt securities for the years ended June 30, 2003 and 2002:

            Subordinated debt at June 30, 2001              $1,200,000
            Issuances of subordinated debt                   1,700,000
            Conversion of subordinated debt to equity       (2,616,000)
                                                            -----------

            Subordinated debt at June 30, 2002                 284,000
            Issuances of subordinated debt                     750,000
                                                            -----------

            Subordinated debt at June 30, 2003              $1,034,000
                                                            ===========

      At June 30, 2003, $734,000 of subordinated debt was classified as long term on the Company's balance sheet, and $300,000 classified as current.

      SUBORDINATED DEBT SECURITIES

      In July 2001, the Company issued $600,000 of convertible subordinated promissory notes to three shareholders. The notes are due on August 31, 2003 and bear interest at 1% over the prime interest rate announced from time to time by the Company's principal lender. With the consent of the Payee, the interest on the notes may be paid in Company stock, with the stock value based on the average market price of the stock for the quarter in which interest is due. The notes provide the note holder the right and option to request a prepayment of the outstanding principal amount and accrued interest thereon from the net proceeds of any issuance or sale by the Company of equity or debt securities from and after July 6, 2001. The notes contain a conversion feature entitling the note holder to convert the note balance into common stock of the Company at the rate of $1.35 per share. These notes were converted to common stock in January 2002 (see January 2002 Conversion of Subordinated Debt).

      In September 2001, the Company issued $800,000 of convertible subordinated promissory notes to five shareholders. The notes are due on August 31, 2003 and bear interest at 3% over the prime interest rate announced from time to time by the Company's principal lender. With the consent of the Payee, the interest on the notes may be paid in Company stock, with the stock value based on the average market price of the stock for the quarter in which interest is due. The notes provide the note holder the right and option to request a prepayment of the outstanding principal amount and accrued interest thereon from the net proceeds of any issuance or sale by the Company of equity or debt securities from and after July 6, 2001. The notes contain a conversion feature entitling the note holder to convert the note balance into common stock of the Company at the rate of $1.35 per share. These notes were converted to common stock in January 2002 (see January 2002 Conversion of Subordinated Debt).

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

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      The notes contain a conversion feature entitling the note holder to convert the note balance into common stock of the Company at the rate of $1.35 per share. These notes were converted to common stock in January 2002 (see January 2002 Conversion of Subordinated Debt).

      On December 23, 2002, the Company issued a $150,000 short-term promissory note to a shareholder. The note was due on January 31, 2003, with interest at 5% over the prime interest rate. On January 21, 2003 the Company and the holder of the note substituted the note for a $150,000 subordinated promissory note due on January 31, 2005, bearing interest at an annual rate of 9%. With the consent of the holder, interest on the note may be paid in unregistered shares of the Company's common stock, with the stock value based on the closing bid price of the stock for the five trading days before the last day of the quarter in which the interest is due but in no event less than the closing bid price at the time of issuance or the average of the closing bid prices for the five trading days prior to such time, whichever is lower. The Company repaid this note in September 2003 with the proceeds of the August 2003 refinancing.

      On January 21, 2003, the Company issued $300,000 of subordinated promissory notes to two shareholders. The notes are due on January 31, 2005 and bear interest at an annual rate of 9%. With the consent of the holders, interest on the notes may be paid in the Company's common stock, with the stock value based on the closing bid price of the stock for the five trading days before the last day of the quarter in which the interest is due but in no event less than the closing bid price at the time of issuance or the average of the closing bid prices for the five trading days prior to such time, whichever is lower. The Company repaid this note in September 2003 with the proceeds of the August 2003 refinancing.

      On May 12, 2003, the Company issued $300,000 of promissory notes to certain shareholders. The notes bear interest at an annual rate of 14% and are payable on demand. The Company repaid $235,500 of these notes with the proceeds of the May 20, 2003 private placement issuance of subordinated promissory notes and common stock purchase warrants. The Company repaid the balance of the May 12, 2003 notes in September 2003 with the proceeds of the August 2003 refinancing.

      On May 20, 2003, the Company issued $235,500 of subordinated promissory notes to officers, directors and certain shareholders. The notes are due on November 19, 2003 and bear interest at an annual rate of 14%. With the consent of the holders, the Company may elect to pay interest on the notes in shares of the Company's common stock, with the stock value based on the most recent closing bid price of the stock at the time the notes were executed or for the five trading days before such date, whichever is lower. The Company also issued warrants to purchase 82,425 shares of common stock exercisable at $0.86 per share in connection with the notes. The warrants issued are exercisable for a period of three (3) years from and after the date on which the notes are repaid or otherwise surrendered to the Company, but in no event later than November 19, 2006. The Company repaid these notes in September 2003 with the proceeds of the August 2003 refinancing.

      JANUARY 2002 CONVERSION OF SUBORDINATED DEBT

      In January 2002, certain holders of the convertible subordinated promissory notes converted an aggregate of $2.617 million to unregistered shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares of the Company's common stock. The notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The holders of the remaining $283,600 of convertible subordinated promissory notes issued by the Company who did not elect to so convert their notes in January 2002 waived any conversion price adjustment. The accrued quarterly interest earned on these notes can be paid with shares of the Company's common stock instead of cash; however, two notes require the prior written consent of the payee for such payment in shares. In September 2002, the maturity dates of these non-

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      converted notes were extended for one year to August 31, 2004. The outstanding balance of these notes was repaid in full in September 2003 with proceeds from the issuance of the August 2003 promissory notes.

      EQUITY SECURITIES

      In January 2001, the Company issued 531,667 shares of common stock in a private placement at $1.50 per share. The Company also issued 333,333 shares of common stock in January 2001 to three shareholders upon their conversion of a promissory note in the principal amount of $500,000, at a conversion price of $1.50. In February 2001 and March 2001, the Company issued a total of 846,666 shares of common stock in a private placement at $1.50 per share.

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


(7)   WARRANTS AND UNDERWRITER'S OPTION

      (a)   Public Offering Warrants

            The Company issued 1,150,000 common stock warrants in conjunction with its initial public offering in December 1996. Each warrant entitles the holder to purchase one share of common stock at a exercise price of $6.90 per share. In October 2002, the Company extended the expiration date of the warrants from December 11, 2002 to December 11, 2003. The common stock underlying the warrants has been registered with the Securities and Exchange Commission. As of June 30, 2003, none of these warrants have been exercised.

            The number of shares of common stock that may be purchased upon exercise of the warrants will be adjusted if the Company makes a dividend distribution to its shareholders or subdivide, combine or reclassify its outstanding shares of common stock. In addition, the exercise price of the warrants will be adjusted, subject to certain exceptions, if the Company issues additional common stock or rights to acquire common stock at a price per share that is less than the current market price per share of common stock. For this purpose, the term "current market price" means the average of the daily closing prices for the twenty consecutive trading days ending three days prior to the issuance or record date. The exercise price of the warrants will also be adjusted if the Company consolidates or merges and make a distribution to its shareholders of assets or evidences of indebtedness (other than cash or stock dividends).

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

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      (b)   Underwriter's Option

            In connection with the initial public offering the Company sold the underwriter an option to purchase up to 100,000 shares of common stock at $9.30 per share and warrants at an exercise price of $.19375 to purchase an additional 100,000 shares, at an exercise price of $9.30 per share. The underwriter's option was extended concurrent with the warrants and currently expires on December 11, 2003. The exercise price of the warrants subject to the underwriter's option and the number of shares of common stock covered by these warrants, are subject to adjustment on similar terms as the Company's other outstanding warrants. As of June 30, 2003, none of these warrants have been exercised.

      (c)   May 2003 Warrants

            On May 20, 2003, the Company issued $235,500 of subordinated promissory notes to officers, directors and certain shareholders. The notes are due on November 19, 2003 and bear interest at an annual rate of 14%. The Company also issued warrants to purchase 82,425 shares of common stock exercisable at $0.86 per share in connection with the notes. The Company repaid these notes in September 2003 with the proceeds of the August 2003 refinancing. As of June 30, 2003, none of these warrants were exercisable.

            The number of shares of common stock that may be purchased upon exercise of the warrants will be adjusted if the Company makes a dividend distribution to its shareholders or subdivide, combine or reclassify its outstanding shares of common stock. The exercise price of the warrants will also be adjusted if the Company consolidates or merges.

            The Company has agreed to register the shares underlying the warrants for resale, which it intends to do so sometime after the filing of its Form 10-K.

      (d)   August 2003 Warrants

            As a result of the August 2003 refinancing, the Company raised $6.925 million and issued 2,008,250 five-year warrants to purchase the Company's common stock at $1.00 per share.


(8)   STOCK OPTIONS

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

            Under the 1996 Plan 500,000 shares of common stock are reserved for issuance upon exercise of options granted. Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options, with the amount reserved being increased each year by ten percent of the total shares subject to the 2000 Plan at the end of the previous calendar year. Options to purchase 311,048 shares of stock are outstanding under the 1996 Plan and options to purchase 349,000 shares of stock are available to be granted under the 2000 Plan. The Board of

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



            Directors has determined that no additional options will be granted under the 1996 Plan.

            Options granted under the 1996 Plan and the 2000 Plan expire no later than ten years from the date of grant. Options granted under the 1996 Plan and the 2000 Plan are not exercisable after the period or periods provided in the respective option agreements. The following table summarizes stock option activity for both plans for the periods indicated:

                                                                                     Weighted
                                                                  1996 and 2000       Average
                                                                      Plans       Exercise Price
                                                                  -------------   --------------
                  Options outstanding as of January 31, 1999         210,052         $   3.49
                                                                  ===========        ========
                    Granted .................................        159,000         $   5.49
                    Cancelled ...............................        (32,200)        $   4.60
                    Exercised ...............................        (60,300)        $   3.44
                                                                  -----------        --------
                  Options outstanding as of January 31, 2000         276,552         $   4.55
                                                                  ===========        ========
                    Granted .................................        738,000         $   1.50
                    Cancelled ...............................        (13,200)        $   5.16
                    Exercised ...............................         (2,200)        $   3.69
                                                                  -----------        --------
                  Options outstanding as of January 31, 2001         999,152         $   2.30
                                                                  ===========        ========
                    Granted .................................        240,000         $   1.50
                    Cancelled ...............................        (35,700)        $   2.68
                    Exercised ...............................             --         $  --
                                                                  -----------        --------
                  Options outstanding as of June 30, 2001 ...      1,203,452         $   2.13
                                                                  ===========        ========
                    Granted .................................        190,000         $   1.32
                    Cancelled ...............................       (379,000)        $   2.31
                    Exercised ...............................             --         $  --
                                                                  -----------        --------
                  Options outstanding as of June 30, 2002 ...      1,014,452         $   1.89
                                                                  ===========        ========
                    Granted .................................             --         $  --
                    Cancelled ...............................        (27,000)        $   2.08
                    Exercised ...............................             --         $  --
                                                                  -----------        --------
                  Options outstanding as of June 30, 2003 ...        987,452         $   1.88
                                                                  ===========        ========

                    Exercisable .............................        608,385         $   2.77

                  Available for future grant (2000 Plan only)        349,000
                                                                  ===========

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      The following table summarizes information about stock options outstanding under both plans as of June 30, 2003:

                                            Weighted
                                             Average      Weighted                    Weighted
                                            Remaining      Average      Number         Average
            Exercise          Number       Contractual    Exercise     of Shares      Exercise
             Price         Outstanding    Life (Years)     Price      Exercisable       Price
         --------------    -----------    ------------   ---------   -----------     ----------
         $1.07 to $1.50      861,000           7.58        $ 1.46       481,933        $ 1.49
         $3.37 to $4.13       90,952           4.29        $ 3.75        90,952        $ 3.75
         $6.00 to $7.63       35,500           6.08        $ 7.31        35,500        $ 7.31
                              ------                                   -------

               TOTALS        987,452                                   608,385
                             =======                                   =======

      (b)   Director Stock Options

            The Company adopted effective as of May 2001 a separate stock option plan for non-employee members of the Company's Board of Directors (the "Directors Plan"). The purpose of the Directors Plan is to provide an additional incentive to attract and retain qualified competent directors upon whose efforts and judgment are important to the Company's success through the encouragement of the ownership of stock by such persons.

            Under the Directors Plan, 250,000 shares of common stock are reserved for issuance upon the exercise of options granted. Each non-employee who serves as a member of the Company's board of directors as of the effective date of the Directors Plan, and each non-employee who is elected or otherwise appointed as one of the Company's directors thereafter, will receive a fully vested option to purchase 20,000 shares of stock. On the last day of each fiscal quarter while the Directors Plan is in effect, each non-employee director will receive an additional grant of an option to purchase 625 shares of stock. Further, in accordance with the Directors Plan, additional options may be granted to non-employee directors from time to time. Options to purchase 185,000 shares of common stock are currently outstanding under the Directors Plan and 65,000 shares of stock are available to be granted in the future.

            Options granted under the Directors Plan expire no later than ten years from the date of grant and are with limited exceptions exercisable as of the grant date.

      The following table summarizes the stock option activity under the Directors' Plan for the periods indicated:

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Weighted Average
                                                              Directors Plan     Exercise Price
                                                              --------------    ----------------
      Options outstanding as of January 31, 2001.......                --           $      --

        Granted........................................           100,000           $    1.60
        Cancelled......................................                --           $      --
        Exercised......................................                --           $      --
                                                                ---------           ---------

      Options outstanding as of June 30, 2001..........           100,000           $    1.60
                                                                =========           =========

        Granted........................................            52,500           $    1.52
        Cancelled......................................                --           $      --
        Exercised......................................                --           $      --
                                                                ---------           ---------

      Options outstanding as of June 30, 2002..........           152,500           $    1.57
                                                                =========           =========

        Granted........................................            53,125           $    1.21
        Cancelled......................................           (20,625)          $    1.25
        Exercised......................................                --           $      --
                                                                ---------           ---------

      Options outstanding as of June 30, 2003..........           185,000           $    1.51
                                                                =========           =========

          Exercisable                                             185,000           $    1.51
                                                                =========

      Available for future grant                                   65,000
                                                                =========

      The following table summarizes information about the Directors stock options outstanding under the Plan as of June 30, 2003:

                                          Weighted
                                           Average        Weighted                   Weighted
                                          Remaining        Average       Number      Average
        Exercise           Number        Contractual      Exercise      of Shares    Exercise
          Price         Outstanding      Life (Years)       Price      Exercisable    Price
      --------------    -----------      ------------     --------     -----------   --------
      $.92 to $1.11       12,500             9.35          $ 1.02        12,500       $1.02
      $1.24 to $1.35      29,375             9.11          $ 1.27        29,375       $1.27
      $1.50 to $1.60     143,125             7.81          $ 1.60       143,125       $1.60
                         -------                                        -------

      TOTALS             185,000                                        185,000
                         =======                                        =======

(9)   SIGNIFICANT CUSTOMERS

      Revenue (excluding fuel taxes) from one significant customer, the United States Postal Service, totaled $8.5 million or 16%, and $8.4 million or 19% of total revenue in the fiscal years ended June 30, 2003 and 2002, respectively. However, revenue from this customer was generated from a total of 9 and 10 separate and independent written contracts of varying lengths of service and renewal options for the years ended June 30, 2003 and 2002, respectively. Accounts receivable from this customer totaled $943,000 and $1.3 million at June 30, 2003 and 2002, respectively. Revenue from two significant customers, excluding fuel taxes, totaled approximately $5.8 million or 26% of total revenue, excluding fuel taxes, in the five-month period ended June 30, 2001. Revenue from three significant customers, excluding fuel taxes, totaled $12.1 million or 19% of the total revenue, excluding fuel taxes in the fiscal year ended January 31, 2001.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(10)  RELATED PARTY TRANSACTIONS

      The note receivable from related party represents amounts owed by Streicher Enterprises, Inc. ("Enterprises"), an entity wholly owned by the Company's former Chairman, Stanley H. Streicher. This note receivable amounted to approximately $52,000, $204,000, and $583,000 at June 30, 2003, 2002 and 2001, respectively, and $540,000 at January 31, 2001 bearing interest at 8.25 percent per annum. Two promissory notes to the Company, one dated January 31, 1997, in the amount of $319,043 due January 31, 2007, and the second in the amount of $94,850 dated January 31, 1998 due January 31, 2007 (the "Notes"), represented most of the above amount. Mr. Streicher personally guaranteed the principal of, and interest on, the Notes. Interest income on the notes included approximately $25,000, $41,000 and $18,000 for the years ended June 30, 2003 and 2002 and the transition period ended June 30, 2001 respectively, and approximately $42,000 for the fiscal year ended 2001. Enterprises was required to make annual payments of interest only with a final payment of all accrued interest and unpaid principal due on January 31, 2007. The note receivable is secured by a pledge of 360,213 shares of the Company's common stock owned by Supreme Oil Company, another entity wholly owned by Mr. Streicher.

      On April 1, 2002, Mr. Streicher and Supreme Oil Company Inc. and the Company entered into an agreement with respect to the repayment by Mr. Streicher and Supreme of the Notes and certain other debt (collectively, the "Debt"). In connection therewith, Supreme delivered to the Company additional shares of the Company's stock owned by Supreme, so that an aggregate of 533,088 shares of the Company's common stock owned by Supreme (the " Certificates") were pledged as security for the Debt.

      On June 12, 2002, Supreme sold 613,000 shares of the Company's common stock for aggregate gross proceeds of $711,080 and net proceeds of at least $680,000. On June 29, 2002, Mr. Streicher tendered $480,000 to the Company as partial repayment of the Debt. The Company informed Mr. Streicher and Supreme that it considered the failure to pay the remaining $200,000 to be a breach of the April 1, 2002 agreement and demanded immediate payment.

      On July 19, 2002, after Mr. Streicher and Supreme refused the Company's demand, the Company suspended further payments of salary to Mr. Streicher under his November 1, 2000 employment agreement. As of September 29, 2003, $214,803 in net after-tax salary due to Mr. Streicher under that employment agreement, as well as interest of $25,119, has been withheld by the Company.

      The Company was also a party to certain lease agreements with Mr. Streicher as more fully described in Note 12.

      In the years ended June 30, 2003, 2002 and 2001, respectfully, the Company paid $60,000, $38,000 and $101,000 for certain financial consulting and investor relation services to a third party entity whose Chairman and Chief Executive Officer is a director of the Company.

      The convertible subordinated promissory notes converted in January 2002, the December 2002 short-term promissory note, the January 2003 subordinated promissory notes and the May 12, 2003 promissory notes, were issued to a director and other affiliates of the Company. In addition, a portion of the May 20, 2003 subordinated promissory notes and related warrants were issued to officers, directors and other affiliates of the Company. These notes are more fully described in Note 6.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)  INCOME TAXES

      The actual tax benefit (provision) of the Company for the years ended June 30, 2003 and 2002, the five-month transition period ended June 30, 2001 and year ended January 31, 2001 differs from the statutory Federal tax rate of 34% due to the following:

                                                                                          Transition
                                                          Fiscal Year     Fiscal Year        Period       Fiscal Year
                                                            June 30,        June 30,        June 30,      January 31,
                                                              2003            2002            2001            2001
                                                         ------------------------------------------------------------
      Expected benefit (provision) for income taxes
        at the statutory Federal income tax rate of 34%    $ 538,000       $ 395,000       $ 663,000       $ 454,000
      State income taxes, net of federal benefit              37,000          42,000          70,000          50,000
      Other                                                   13,000         (59,000)          2,000         (89,000)
      Nondeductible expenses                                  (9,000)       (102,000)         (5,000)        (22,000)
      Deferred tax valuation allowance                      (579,000)       (276,000)       (730,000)       (393,000)
                                                           ----------      ----------      ----------      ----------
      Benefit (provision) for income taxes                 $      --       $      --       $      --       $      --
                                                           ==========      ==========      ==========      ==========

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their income tax bases, and operating loss carryforwards.

      The tax effects of temporary differences and operating loss carryforwards that give rise the significant portions of the deferred tax assets and liabilities at June 30, 2003 and 2002 are presented below:

                                                                         June 30,
                                                           ------------------------------------
                                                                 2003                 2002
                                                           ------------------------------------
           Deferred tax assets:
           Net operating loss carryforwards                 $  4,880,000          $  4,620,000
           Asset basis adjustment for Reorganization             275,000               307,000
           Allowance for doubtful accounts                       200,000               118,000
           Accrued expenses                                       32,000                    --
           Contributions carryover                                 3,000                 3,000
                                                            -------------         -------------

           Total gross deferred tax assets                     5,390,000             5,048,000

           Less:  valuation allowance                         (2,863,000)           (2,284,000)
                                                            -------------         -------------

           Total deferred tax assets                           2,527,000             2,764,000
                                                            =============         =============

           Deferred tax liabilities:
           Property and equipment                             (2,438,000)           (2,698,000)
           Software development costs                            (89,000)                   --
           Accrued expenses                                           --               (37,000)
           Other                                                      --               (29,000)
                                                            -------------         -------------

           Total deferred tax liabilities                     (2,527,000)           (2,764,000)
                                                            =============         =============

           Net deferred tax assets                          $         --          $         --
                                                            =============         =============

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

      The net change in the valuation allowance for the years ended June 30, 2003 and 2002, the five-month transition period ended June 30, 2001 and year ended January 31, 2001 was an increase of $579,000, an

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      increase of $276,000, an increase of $730,000 and an increase of $393,000, respectively. All increases to the valuation allowance during these periods were recorded through the provision for taxes. As of June 30, 2003, the Company has net operating loss carryforwards of approximately $13.0 million which will begin to expire in the year 2011.


(12)  COMMITMENTS AND CONTINGENCIES

      (a)   Operating Leases

            The Company leases real property and equipment under operating leases that expire at various times through the year 2015. Future minimum lease payments under non-cancelable operating leases as of June 30, 2003:

                              Year Ended        Operating Lease
                               June 30,            Payments
                            --------------     -----------------

                                 2004               337,000
                                 2005               100,000
                                 2006                49,000
                                 2007                20,000
                                 2008                15,000
                              Thereafter            105,000
                                                 ----------
                                                 $  626,000
                                                 ==========

            In April 2001, the Company relocated its corporate offices and entered into a lease agreement for its new corporate offices. At that time, the Company was obligated under a July 31, 1993 lease agreement covering the former corporate offices with the Company's Chairman, Stanley H. Streicher, the expiration of which lease was July 31, 2013. In May 2001, the Company entered into a sub-lease agreement with an unrelated third party for the lease of the Company's former corporate offices. In January 2002, Mr. Streicher canceled the lease covering the Company's former corporate offices and the Company assigned the sublease to Mr. Streicher, effective February 1, 2002. Under the terms of the lease cancellation and assignment of sublease, it was provided that Mr. Streicher would reimburse the Company on or before March 31, 2002 for the net book value of all leasehold improvements to its former corporate offices paid for by and carried on the books of the Company, as of April 30, 2001, which amount was $59,600 (see Note 8, Related Party Transactions).

            The Company has also been obligated to Mr. Streicher under two operating leases covering property utilized for division truck yards and offices, one of which expired in April 2002. While the second lease does not expire until August of 2015, Mr. Streicher sold the property covered by it to an unrelated third party in April 2003. In conjunction with the sale, Mr. Streicher assigned the lease to the purchaser of the property extinguishing any further obligation of the Company to Mr. Streicher under it. Rent expense paid to Mr. Streicher by the Company for the lease of its former corporate offices and the two division facilities was $12,000, $30,000, $23,000 and $88,000, for the fiscal years ended June 30, 2003 and 2002, the transition period ended June 30, 2001, and the fiscal year ended January 31, 2001.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

            Complying with the technical requirements of these laws and regulations is becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liability for remediation of spills and releases of hazardous substances. In addition, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.

            In the opinion of management, the Company is in substantial compliance with existing laws and regulations, although there can be no assurance that substantial costs for compliance will not be incurred in the future. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to the Company.

      (c)   Employment Agreements

            The Company entered into a three-year employment agreement with Stanley H. Streicher on November 1, 2000, pursuant to which
            Mr. Streicher serves as Chairman of the Board of Directors and performs other functions requested by the Company. The agreement provides for an annual salary of $300,000, bonuses, if any, as determined by the Board and that 980,000 stock options held by Mr. Streicher will be forfeited to the Company, without additional consideration, upon the request of the Board. On December 21, 2000, Mr. Streicher forfeited these stock options in response to such a request. The agreement further provides that it may be terminated by the Company at any time and for any reason. If the agreement is terminated without cause, Mr. Streicher is entitled to receive his base salary until the later of eighteen months following the actual date of termination or October 31, 2002. If the agreement is terminated for cause, Mr. Streicher is not entitled to any further salary or other compensation.

            By agreement dated April 1, 2002, the Company, Mr. Streicher and a company wholly owned by Mr. Streicher, Supreme Oil Company, agreed that Mr. Streicher would undertake an orderly liquidation of his and Supreme's shares of the Company's common stock, directly or indirectly, and use the net proceeds of any sales of such stock to repay approximately $680,000 which he and

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



            Supreme owed to the Company. On or about June 13, 2002, Supreme sold 613,000 shares of the stock for net proceeds of approximately $680,000. Mr. Streicher has paid $480,000 of the proceeds of that sale to the Company but has challenged the validity of portions of the underlying debt and has therefore declined to pay the balance of approximately $200,000 to the Company. As a result of Mr. Streicher's actions, effective July 19, 2002, the Company suspended further payments of salary to Mr. Streicher under his November 1, 2000 employment agreement. The Company believes that
            Mr. Streicher's retention of the $200,000 was a breach of the April 1, 2002 debt repayment agreement between him and the Company and constitutes grounds for termination of Mr. Streicher's employment agreement for cause. As of September 30, 2003, the Company has not terminated Mr. Streicher for cause under his employment agreement. If the Company does so, it will no longer be obligated to pay any salary or other compensation to him under that agreement. Any such termination would not affect the obligation of Mr. Streicher and Supreme to repay the $200,000
            (see Note 10, Related Party Transactions).

            The Company entered into an employment agreement with Richard E. Gathright on October 26, 2000 pursuant to which Mr. Gathright serves as President and Chief Executive Officer of the Company. The agreement has a term of three years, commencing on October 26, 2000, provides for an annual base salary of $300,000, participation, with other members of management, in a bonus program, whereby up to 10% of the Company's pretax profits will be set aside for bonus payments, and the grant of 500,000 options to purchase shares of the Company's common stock at a price of $1.50 per share. The agreement further provides that it may be terminated by the Company at any time and for any reason. If the agreement is terminated by the Company without cause, Mr. Gathright shall be due the greater of all base salary payable through the term of the agreement or eighteen months base salary. If the agreement is terminated for cause, as defined, Mr. Gathright will not be entitled to the severance payments specified. On September 25, 2003, the Company and
            Mr. Gathright amended the term of the agreement extending it from three to four years.

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

      (f)   Other Commitments

            At June 30, 2003, the Company had no purchase commitments.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(13)  EMPLOYEE BENEFIT PLAN

      In May 1998, the Company adopted a 401(k) plan for all employees over the age of 21 with 1,000 hours of service in the previous six months of employment. The Company terminated its 401(k) plan as of December 31, 2001 and final liquidation of Plan assets was made in April 2002. The Plan provided for a discretionary match of employee contributions as determined by the Board of Directors. No Company contributions were made for the years ended June 30, 2002, the five-month transition period ended June 30, 2001 or the year ended January 31, 2001.