Form 10-Q
period 2003-09-30
STREICHER MOBILE FUELING INC
filed 2003-11-14
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-21825

                         STREICHER MOBILE FUELING, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                           65-0707824
    (State of Incorporation)      (IRS Employer Identification Number)


    800 WEST CYPRESS CREEK ROAD, SUITE 580,
           FORT LAUDERDALE, FLORIDA,                    33309
 ----------------------------------------------     ------------
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

      As of November 14, 2003 there were 7,248,460 shares of the registrant's common stock outstanding.

                         STREICHER MOBILE FUELING, INC.

                                    FORM 10-Q


                                      INDEX

FORM 10-Q PART AND ITEM NO.


   Part I   Financial Information

            Item 1. Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    September 30, 2003 (unaudited) and
                    June 30, 2003.............................................3

                    Condensed Consolidated Statements of Operations
                    for the three months ended September 30, 2003
                    (unaudited) and 2002 (unaudited)..........................4

                    Condensed Consolidated Statements of Cash Flows
                    for the three months ended September 30, 2003
                    (unaudited) and 2002 (unaudited)..........................5

                    Notes to Condensed Unaudited Consolidated
                    Financial Statements......................................6

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................11

            Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk..............................................19

            Item 4. Controls and Procedures..................................19


   Part II  Other Information

            Items 1. thru 6. ...........................................20 - 22

            Signature Page...................................................23

            Certifications..............................................24 - 26

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2003 AND JUNE 30, 2003
                   (IN 000'S, EXCEPT SHARE AND PER SHARE DATA)

                                                             September 30,     June 30,
                        ASSETS                                    2003           2003
----------------------------------------------------         -------------   -----------

                                                              (unaudited)
Current assets:
  Cash and cash equivalents..........................          $   2,086     $      211
  Restricted cash....................................                  5             78
  Accounts receivable, net ..........................              6,119          6,113
  Inventories .......................................                180            168
  Prepaid expenses and other current assets..........                153            387
                                                               ----------    -----------
       Total current assets..........................              8,543          6,957
                                                               ----------    -----------

Property and equipment, net..........................              8,449          8,741
Note receivable from related party ..................                 10             52
Deferred debt costs..................................                856            186
Other assets.........................................                 74             75
                                                               ----------    -----------

        Total assets.................................          $  17,932     $   16,011
                                                               ==========    ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------
Current liabilities:
   Bank line of credit payable ......................          $   3,541     $    4,410
   Current portion of long-term debt and
     subordinated promissory notes...................                 --          1,965
   Accounts payable and other liabilities ...........              2,847          3,012
                                                               ----------    -----------
       Total current liabilities.....................              6,388          9,387

Long-term liabilities:
   Convertible subordinated promissory notes.........                 --            734

   Long-term debt, excluding current portion.........              6,925          1,779
      Unamortized debt discount, net.................             (1,581)            --
                                                               ----------    -----------
   Long-term debt, net                                             5,344          1,779

       Total liabilities.............................             11,732         11,900
                                                               ----------    -----------

Shareholders' equity:
   Common stock, par value $.01 per share;
     50,000,000 and 20,000,000 shares
     authorized; 7,248,460 and 7,234,168
     issued and outstanding at September 30,
     2003 and June 30, 2003, respectively............                 72             72
   Additional paid-in capital........................             13,341         11,458
   Accumulated deficit...............................             (7,213)        (7,419)
                                                               ----------    -----------
       Total shareholders' equity....................              6,200          4,111
                                                               ----------    -----------

       Total liabilities and shareholders' equity....          $  17,932     $   16,011
                                                               ==========    ===========

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)
                   (IN 000'S, EXCEPT SHARE AND PER SHARE DATA)

                                                               2003         2002
                                                          ------------  -----------
  Fuel sales and service revenues.................        $    14,268   $   12,557
  Fuel taxes......................................              5,149        4,522
                                                          ------------  -----------
      Total revenues..............................             19,417       17,079
                                                          ------------  -----------

  Cost of fuel sales and service..................             13,446       11,164
  Fuel taxes......................................              5,149        4,522
                                                          ------------  -----------
      Total cost of sales.........................             18,595       15,686
                                                          ------------  -----------

        Gross profit..............................                822        1,393

  Selling, general and administrative expenses....              1,091        1,080
  Gain on extinguishment of debt..................                757           --
                                                          ------------  -----------

   Operating income ..............................                488          313

  Interest expense................................               (284)        (230)
  Interest and other income.......................                  2           20
                                                          ------------  -----------

        Income before income taxes................                206          103

    Income tax expense............................                 --           --
                                                          ------------  -----------

        Net income................................        $       206   $      103
                                                          ============  ===========

    Basic net income per share....................        $      0.03   $     0.01
                                                          ============  ===========
    Diluted net income per share..................        $      0.03   $     0.01
                                                          ============  ===========

    Basic weighted average common shares
      outstanding.................................          7,248,305    7,213,650
                                                          ============  ===========
    Diluted weighted average common shares
      outstanding.................................          7,504,502    7,223,164
                                                          ============  ===========

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)
                                   (IN 000'S)


                                                              2003         2002
                                                          ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................        $       206   $      103
  Adjustments to reconcile net income to net
    cash used in operating activities:
  Depreciation and amortization...................                334          344
  Amortization of deferred debt costs  ...........                 56            5
  Amortization of debt discount  .................                 30           --
  Gain on extinguishment of debt .................               (757)          --
  Provision for doubtful accounts.................                  3           20
  Changes in operating assets and liabilities:
     Decrease (increase) in restricted cash.......                 73          (44)
     Increase in accounts receivable..............               (121)      (1,327)
     Decrease in inventories and other assets.....                220          336
     Decrease in accounts payable and other
       liabilities ...............................               (151)        (268)
                                                          ------------  -----------
       Net cash used in operating activities......               (107)        (831)
                                                          ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.............                (39)        (159)
  Proceeds from disposal of equipment.............                112           --
  Decrease (increase) in note receivable due
    from related party............................                 42          (18)
                                                          ------------  -----------
      Net cash provided by (used in) investing
        activities................................                115         (177)
                                                          ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank overdraft......................                 --          195
  Net (repayments) borrowings on line of credit...               (869)         862
  Proceeds from issuance of long-term debt........              6,925           --
  Repayment of subordinated debt..................             (1,034)          --
  Payments of debt issuance costs.................               (468)         (45)
  Repayments of long-term debt....................             (2,687)        (505)
                                                          ------------  -----------
      Net cash provided by financing activities...              1,867          507
                                                          ------------  -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS...........................              1,875         (501)

CASH AND CASH EQUIVALENTS, beginning of period....                211          815
                                                          ------------  -----------
CASH AND CASH EQUIVALENTS, end of period..........        $     2,086   $      314
                                                          ============  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for-
   Interest.......................................        $       151   $      263
                                                          ============  ===========

   Income taxes...................................        $        --   $       --
                                                          ============  ===========

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)   NATURE OF OPERATIONS

      Streicher Mobile Fueling, Inc., a Florida corporation (the "Company") was formed in 1996.

      The Company provides mobile fueling and fuel management out-sourced services to businesses that operate all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. The Company's specialized truck fleet delivers fuel to customers' locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and/or re-supplying fixed-site storage facilities. The Company's patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. At September 30, 2003, the Company had operations in California, Florida, Georgia, North Carolina, Tennessee and Texas.

      The Company generates substantially all of its revenue from mobile fueling and fuel management services. Revenue is comprised principally of delivery service charges and the related sales of diesel fuel and gasoline. Cost of sales is comprised principally of direct operating expenses and the cost of fuel. Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authority. The Company provides mobile fueling and fuel management services at a negotiated rate. Included in the rate are service charges and the cost of fuel based on market prices. Revenue and cost of fuel will vary depending on the upward or downward movement of fuel prices in each market.

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

      The condensed unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current period presentation. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES

      The Company recorded unamortized debt discount of $1,608,000 and deferred debt costs of $257,000 as a result of the issuance of long-term debt for the period ended September 30, 2003. Additionally, the Company recorded $14,000 and $5,000 related to the issuance of common stock in lieu of payments on convertible subordinated promissory notes for the three-month periods ended September 30, 2003 and 2002, respectively.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(3)   CAPITAL RESOURCES AND LIQUIDITY

      In August 2003 the Company raised $6.925 million from the issuance of five-year 10% promissory notes (the "August 2003 refinancing" and the "August 2003 promissory notes") and 2,008,250 five-year warrants to purchase the Company's common stock at $1.00 per share (the "August 2003 warrants"). The August 2003 promissory notes are collateralized by a first priority security interest in the Company's specialized fueling truck fleet and related equipment and by the patents on its proprietary fuel management system. The resulting liquidity impact of this financing transaction has been the repayment of all outstanding equipment and subordinated debt; the generation of $2.9 million of working capital for business expansion; and a $2.8 million improvement in cash flow resulting from a moratorium of principal payments during the first two years of the five-year term of the August 2003 promissory notes.

      During the quarter ended September 30, 2003, the Company recorded a pre-tax gain of $757,000 from the prepayment of the outstanding balance owed to its principal equipment lender and an increase in shareholders' equity of $1.87 million for the value of the 2,008,250 warrants issued in connection with the August 2003 refinancing.

      The Company is highly leveraged and since its inception has financed its working capital requirements for operations by issuing common stock and debt and utilizing its bank line of credit and other borrowings. During the period from February 2001 to September 30, 2003, the Company raised in the aggregate $13.6 million in capital through private placements of common stock and the issuance of debt.

      The Company has incurred net losses during most of its operating history and has met its working capital and long-term debt service requirements by raising both equity capital and debt and utilizing its bank line of credit. For the years ended June 30, 2003, 2002 and 2001, the Company had net losses of $1.6 million, $1.2 million, and $2.8 million, respectively.

      The Company's material financial commitments, other than payroll and fuel purchases, relate primarily to maintaining its bank line of credit and making monthly payments of principal and interest on its prior equipment notes through August 2003; making semi-annual interest payments of 10% per annum on its August 2003 promissory notes beginning December 31, 2003; and making six $692,500 semi-annual principal payments for three years beginning August 28, 2005, with a balloon payment of $2,770,000 due August 28, 2008 for the August 2003 promissory notes.

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

      The Company's liquidity and ability to meet its financial obligations is dependent on, among other things, the Company's ability to generate cash flow from operating activities; obtain sufficient trade credit from vendors; maintain compliance with its debt covenants; and/or raise any required additional capital through the issuance of debt or equity securities or additional borrowings.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(4)   BANK LINE OF CREDIT PAYABLE

      On September 26, 2002, the Company entered into a three-year $10 million credit facility with a national financial institution, replacing its prior short-term $10 million credit facility. This bank line of credit permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly at 6.0% (2.0% over the prime rate of 4.0% at September 30, 2003), and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the line of credit is September 25, 2005. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after September 25, 2005. Effective March 31, 2003, the Company and its lender revised one of the financial covenants to include all subordinated debt in the calculation of its effective book net worth.

      In August 2003, the Company and its bank line of credit lender amended the loan and security agreement between them in connection with the Company's August 2003 refinancing which (1) released the lender's lien on patents, patent rights and patent applications; (2) increased the unused line of credit fee by .50%;
(3) revised the effective book net worth covenant to include the August 2003 promissory notes in its calculation; (4) established a covenant to maintain a minimum cumulative quarterly fixed charge coverage ratio as defined in the amended loan agreement; (5) established a covenant for the Company to maintain a minimum excess availability of $500,000; and (6) eliminated the loan prepayment fee. The Company utilized a portion of the proceeds of the August 2003 refinancing to pay down the bank line of credit.

      As of September 30, 2003 and June 30, 2003, the Company had outstanding borrowings of $3.5 million and $4.4 million, respectively, under its $10 million bank lines of credit. Based on eligible receivables outstanding at September 30, 2003, the Company had $957,000 of cash availability on the bank line of credit, and was in compliance with all financial covenants required by the loan and security agreement.


(5)   NET INCOME PER SHARE

      Basic income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

      At September 30, 2003, common stock equivalents consisting of 4,614,552 employee, director and unrelated third party stock options and common stock warrants including the August 2003 warrants were outstanding at prices ranging from $.86 to $9.49 per share. For the period ended September 30, 2003, 256,197 of these common stock equivalents were dilutive and were included in the computation of diluted net income per share. At September 30, 2002, common stock equivalents consisting of 2,517,977 employee and director stock options and common stock warrants were outstanding at prices ranging from $1.07 to $9.49 per share. For the period ended September 30, 2002, 9,514 of these common stock equivalents were dilutive and were included in the computation of diluted net income per share. For the periods ended September 30, 2003 and 2002, the Company earned net income of $206,000 or $0.03 per diluted share and net income of $103,000 or $0.01 per diluted share, respectively.

      On September 25, 2003, the Company extended from December 11, 2003 to December 11, 2004 the exercise period for 1,349,900 outstanding common stock warrants related to the December 11, 1996 initial public offering.

      The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" (as amended by SFAS No. 148). As permitted under the provisions of SFAS No. 123, the Company applies the principles of APB Opinion 25 and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


table below. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model.

      The Company's net income, pro forma net income (loss), net income per share, pro forma net income (loss) per share, and related assumptions are as follows:


                                                           For the three          For the three
                                                            months ended           months ended
                                                         September 30, 2003    September 30, 2003
                                                         ------------------    ------------------
           Net income as reported                             $   206               $   103
           Net income (loss) pro forma                        $   204               $  (131)

           Diluted  net  income per share as reported         $   .03                   .01
           Diluted net income (loss) per share pro forma      $   .03                  (.01)

           Risk free interest rate                              4.19%                   3%
           Dividend yield                                         0%                    0%
           Expected volatility                                   100%                  100%
           Expected life                                      10 years              10 years


      The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented because compensation cost is reflected over the vesting period of the options.


(6)   DEBT SECURITIES

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

SUBORDINATED PROMISSORY NOTES

      On December 23, 2002, the Company issued a $150,000 short-term promissory note to an affiliated shareholder. The note was due on January 31, 2003, with interest at 5% over the prime interest rate. On January 21, 2003 the Company and the holder of the note substituted the note for a $150,000 subordinated promissory note due on January 31, 2005, bearing interest at an annual rate of 9%.

      On January 21, 2003, the Company issued $300,000 of subordinated promissory notes to a director and an affiliated shareholder. The notes were due on January 31, 2005 and bore interest at an annual rate of 9%.

      On May 12, 2003, the Company issued $300,000 of subordinated promissory notes to a director and an affiliated shareholder. The notes bore interest at an annual rate of 14% and were payable on demand. The Company repaid $235,500 of these notes with the proceeds of the May 20, 2003 private placement issuance of subordinated promissory notes and common stock purchase warrants. The exercise price of the warrants is $0.86 per share.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


      On May 20, 2003, the Company issued $235,500 of subordinated promissory notes to officers, directors, an affiliated shareholder and certain unaffiliated shareholders. The notes were due on November 19, 2003 and bear interest at an annual rate of 14%. The Company also issued warrants to purchase 82,425 shares of common stock exercisable at $0.86 per share in connection with the notes. The warrants issued are exercisable for a period of three (3) years from and after the date on which the notes are repaid or otherwise surrendered to the Company, but in no event later than November 19, 2006.

      The Company repaid the $1,033,600 outstanding balance of all of the subordinated convertible and non-convertible promissory notes in September 2003 with the proceeds of the August 2003 refinancing.

AUGUST 2003 PROMISSORY NOTES

      On August 29, 2003, the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes and five-year warrants to purchase a total 2,008,250 shares of the Company's common stock at $1.00 per share. The August 2003 promissory notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The August 2003 promissory notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31 commencing December 31, 2003; and (5) the Company's right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing were $2.9 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the August 2003 promissory notes, the Company negotiated a settlement with its primary equipment lender and received a $757,000 cash discount by prepaying the $2,204,800 outstanding balance on August 29, 2003. The transaction costs, including commissions, professional fees and other costs, totaled $761,000, and are being amortized over the five-year term of the notes.

      The issuance of the two million warrants from the August 2003 refinancing resulted in the Company recording an increase to shareholders equity of $1.87 million; a $1.61 million debt discount; and an increase to deferred debt costs of $257,000 for the warrants related to the broker commissions. The Company is amortizing as interest expense the debt discount and deferred debt costs over the five-year term of the notes.

      The $1.61 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments required to be made by the Company for the outstanding balance of $6.925 million owed at September 30, 2003.


(7)   RELATED PARTY TRANSACTIONS

      As previously reported in the Company's 2003 Form 10-K, beginning July 2002, the Company suspended further payments of salary to Stanley H. Streicher, the Company's former chairman, under his November 7, 2000, employment agreement because of an unpaid note receivable. As of September 30, 2003 and June 30, 2003, there was an outstanding balance of $10,000 and $59,000, respectively. As of November 1, 2003, the Company had set-off the remaining September 30, 2003 outstanding balance. Mr. Streicher's November 7, 2000 employment contract expired on October 31, 2003 and was not extended or renewed.

      Each of the convertible subordinated promissory notes converted in January 2002, the December 23, 2002 short-term promissory note, the January 21, 2003 subordinated promissory notes and the May 12, 2003 promissory notes were issued to a director or other affiliates of the Company. In addition, a portion of the May 20, 2003 subordinated promissory notes and related warrants were issued to officers, directors and other affiliates of the Company. These notes are more fully described in Note 6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth under the caption "Certain Factors Affecting Future Operating Results," included in the Company's filing on Form 10-K for the fiscal year ended June 30, 2003, and in this Form 10-Q. The following discussion also should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the above referenced Form 10-K.

      This report, including but not limited to this Item 2 and the footnotes to the financial statements found in Section F, contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words "believes," "expects," "anticipates," or similar expressions are generally considered to be forward-looking statements.

      The forward-looking statements include the following:

   o the Company's beliefs regarding its position in the mobile fueling industry

   o the Company's strategies, plans and objectives and expectations concerning its future operations, cash flow, margins, revenue, profitability, liquidity and capital resources

   o the Company's efforts to improve operational, financial and management controls, reporting systems and procedures

      The forward-looking statements reflect the Company's current view about future events and are subject to risks, uncertainties and assumptions. The Company cautions readers of this report that certain important factors may have affected, and could in the future affect, its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

   o  future net losses

   o  adverse consequences relating to the Company's outstanding debt

   o the Company's ability to pay interest and principal on its bank line of credit, senior secured promissory notes and pay its accounts payable and other liabilities when due

   o the Company's ability to comply with financial covenants contained in its $10 million bank line of credit

   o the Company's ability to obtain, if necessary, waivers of covenant violations of its debt agreements

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

      The Company provides mobile fueling and fuel management services at a negotiated rate for service plus the cost of fuel based on market prices. Revenue levels will vary depending on the upward or downward movement of fuel prices in each market. In the absence of dramatic price changes that affect customers' actual demand for fuel or materially affect the fuel usage costs of the Company's own fuel delivery trucks, the Company's gross margin on sales is not materially affected by fuel price fluctuations because the Company generally passes all fuel price changes to its customers and charges for its own services on a flat per gallon basis. For the fiscal quarter ended September 30, 2003, market prices for fuel were slightly higher than for the quarter ended September 30, 2002, and delivered volumes increased in the current period due primarily to the addition of new accounts. As a result, revenues increased for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002.

      In July 2003, the Company's largest competitor in the markets served by the Company discontinued operations. Some of the volumes previously delivered by the former competitor have been redirected to the Company and further redirection is possible. The Company believes that the failure of this competitor provides it with the opportunity to further increase deliveries and generate improved margins in those locations where it previously directly competed. The Company also intends to enter other locations, including but not limited to those previously served by this former competitor, where it believes that market share can be obtained at profitable margins.

      In the mobile fueling business, the majority of deliveries are made on workdays, Monday through Friday, to coincide with customers' fuel service requirements. Thus, the number of workdays in any given month will impact the financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset during the fiscal year by emergency mobile fueling services and fuel deliveries to certain customers resulting from impending or actual severe meteorological or geological events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes.

      The Company believes that there are significant opportunities to increase the size of its mobile fueling and fuel management services business and the volumes of fuel sold and delivered in conjunction with it. The Company's marketing and sales function is committed to grow the Company's business. However, this growth is dependent upon a number of business and economic factors, including the success of the Company's sales and marketing and other business strategies; the availability in new and existing markets of sufficient acceptable margin mobile fuel service business; the availability of qualified workers to provide the level of service required by customers; the continuation of cash flow from operating activities; the availability of sufficient debt or equity capital to meet the Company's financing requirements; and changes in market conditions in the related transportation or petroleum industries, some of which factors are beyond the Company's control.

CAPITAL RESOURCES AND LIQUIDITY

      In August 2003 the Company raised $6.925 million from the issuance of five-year 10% promissory notes (the "August 2003 refinancing" and the "August 2003 promissory notes") and 2,008,250 five-year warrants to purchase the Company's common stock at $1.00 per share. The August 2003 promissory notes are collateralized by a first priority security interest in the Company's specialized fueling truck fleet and related equipment and by the patents on its proprietary fuel management system. The resulting liquidity impact of this financing transaction has been the repayment of all outstanding equipment and subordinated debt; the generation of $2.9 million of working capital; and a $2.8 million improvement in cash flow resulting from a moratorium of principal payments during the first two years of the five-year term of the August 2003 promissory notes.

      The Company is highly leveraged and since its inception has financed its working capital requirements for operations by issuing common stock and subordinated debt and utilizing its bank line of credit. The August 2003 refinancing has significantly strengthened the Company's financial position, enabling it to achieve a stronger balance sheet and improve cash flow resulting from the two-year principal moratorium on principal payments under the August 2003 promissory notes. The Company believes that this transaction enhances its business credibility with present and prospective customers, fuel suppliers, trade creditors, other lenders and the investment community, and its ability to compete in its business sector. Furthermore, during the period from February 2001 to September 30, 2003, the Company raised in the aggregate $13.6 million in capital through private placements of common stock and the issuance of debt.

      During the quarter ended September 30, 2003, the Company recorded a pre-tax gain of $757,000 from the repayment of the outstanding balance owed to its principal equipment lender and an increase in shareholders' equity of $1.87 million for the value of the 2,008,250 warrants issued in connection with the August 2003 refinancing.

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

      In May 2003, the Company and its principal equipment lender agreed to an extension of the maturity dates of the equipment notes by two months and reduced its payments for the period from May 2003 through August 2003 by $284,000. In August 2003 this lender was repaid in full in the amount of $2,204,800 from the proceeds of the August 2003 refinancing. The Company received a $757,000 cash discount from the lender in consideration of the prepayment of the equipment debt.

      The Company's material financial commitments, other than payroll and fuel purchases, relate primarily to maintaining its bank line of credit and making monthly payments of principal and interest on its prior equipment notes through August 2003; making semi-annual interest payments of 10% per annum on its August 2003 promissory notes beginning December 31, 2003; and making six $692,500 semi-annual principal payments for three years beginning August 28, 2005, with a balloon payment of $2,770,000 due August 28, 2008.

      The Company has incurred net losses during most of its operating history and has met its working capital and long-term debt service requirements by issuing debt and equity securities and utilizing its bank line of credit. For the years ended June 30, 2003, 2002 and 2001, the Company had net losses of $1.6 million, $1.2 million, and $2.8 million, respectively.

      The Company's liquidity and ability to meet its financial obligations is dependent on, among other things, the Company's ability to generate cash flow from operating activities; obtain sufficient trade credit from vendors; maintain compliance with its debt covenants; raise any required additional capital through the issuance of equity securities; and/or issue additional forms of debt.

      The Company believes that cash flow from operations; the additional working capital from the August 2003 refinancing; and the two-year principal payment moratorium on the August 2003 promissory notes will satisfy its anticipated liquidity requirements for the foreseeable future. However, it may seek additional sources of financing if a cash flow deficiency were to arise in the future. There is no assurance that additional financing would be available to the Company on acceptable terms, or at all. If the Company does not comply with the covenants in its debt agreements, or if adequate funds are not available to finance operations or to pay debt service obligations as they become due, the Company may be required to significantly alter its operations.

      At September 30, 2003, the Company had cash and cash equivalents of $2,086,000 as compared to $211,000 at June 30, 2003. The increase was primarily due to the net proceeds available from the August 2003 refinancing.

$10 MILLION THREE-YEAR CREDIT FACILITY

      On September 26, 2002, the Company entered into a three-year $10 million credit facility with a national financial institution, replacing its prior short-term $10 million credit facility. This bank line of credit permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly at 6.0% (2.0% over the prime rate of 4.0% at September 30, 2003), and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the line of credit is September 25, 2005. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after September 25, 2005. Effective March 31, 2003, the Company and its lender revised one of the financial covenants to include all subordinated debt in the calculation of its effective book net worth.

      In August 2003, the Company and its bank line of credit lender amended the loan and security agreement between them in connection with the Company's August 2003 refinancing which (1) released the lender's lien on patents, patent rights and patent applications; (2) increased the unused line of credit fee by .50%;
(3) revised the effective book net worth covenant to include the August 2003 promissory notes in its calculation; (4) established a covenant to maintain a minimum cumulative quarterly fixed charge coverage ratio as defined in the amended loan agreement; (5) established a covenant for the Company to maintain a minimum excess availability of $500,000; and (6) eliminated the loan prepayment fee. The Company utilized a portion of the proceeds of the August 2003 refinancing to pay down the bank line of credit. The proceeds that were used to pay down the outstanding line of credit balance are available to the Company for future working capital purposes.

      As of September 30, 2003 and June 30, 2003, the Company had outstanding borrowings of $3.5 million and $4.4 million, respectively, under its $10 million bank lines of credit. Based on eligible receivables outstanding at September 30, 2003, the Company had $957,000 of cash availability on the bank line of credit, and was in compliance with all financial covenants required by the loan and security agreement.

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

SUBORDINATED PROMISSORY NOTES

      On December 23, 2002, the Company issued a $150,000 short-term promissory note to an affiliated shareholder. The note was due on January 31, 2003, with interest at 5% over the prime interest rate. On January 21, 2003 the Company and the holder of the note substituted the note for a $150,000 subordinated promissory note due on January 31, 2005, bearing interest at an annual rate of 9%.

      On January 21, 2003, the Company issued $300,000 of subordinated promissory notes to a director and an affiliated shareholder. The notes were due on January 31, 2005 and bore interest at an annual rate of 9%.

      On May 12, 2003, the Company issued $300,000 of subordinated promissory notes to a director and an affiliated shareholder. The notes bore interest at an annual rate of 14% and were payable on demand. The Company repaid $235,500 of these notes with the proceeds of the May 20, 2003 private placement issuance of subordinated promissory notes and common stock purchase warrants. The exercise price of the warrants is $0.86 per share.

      On May 20, 2003, the Company issued $235,500 of subordinated promissory notes to officers, directors, an affiliated shareholder and certain unaffiliated shareholders. The notes were due on November 19, 2003 and bore interest at an annual rate of 14%. The Company also issued warrants to purchase 82,425 shares of common stock exercisable at $0.86 per share in connection with the notes. The warrants issued are exercisable for a period of three (3) years from and after the date on which the notes are repaid or otherwise surrendered to the Company, but in no event later than November 19, 2006.

      The Company repaid the $1,033,600 outstanding balance of all of the subordinated convertible and non-convertible promissory notes in September 2003 with the proceeds of the August 2003 refinancing.

AUGUST 2003 PROMISSORY NOTES

      On August 29, 2003, the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes and five-year warrants to purchase a total 2,008,250 shares of the Company's common stock at $1.00 per share. The August 2003 promissory notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The August 2003 promissory notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31 commencing December 31, 2003; and (5) the Company's right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing were $2.9 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the August 2003 promissory notes, the Company negotiated a settlement with its primary equipment lender and received a $757,000 cash discount by prepaying the $2,204,800 outstanding balance on August 29, 2003. The transaction costs, including commissions, professional fees and other costs, totaled $761,000, and are being amortized over the five-year term of the notes.

      The issuance of the two million warrants from the August 2003 refinancing resulted in the Company recording an increase to shareholders equity of $1.87 million; a $1.61 million debt discount; and an increase to deferred debt costs of $257,000 for the warrants related to the broker commissions. The Company is amortizing as interest expense the debt discount and deferred debt costs over the five-year term of the notes.

      The $1.61 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments required to be made by the Company for the outstanding balance of $6.925 million owed at September 30, 2003.

      As a result of the August 2003 refinancing, the Company's components of interest expense has changed. The table below shows the interest expense (in thousands) recorded prior to and after the completion of the August 2003 refinancing, as well as the portions that are recurring and other:


                                    Quarter ended
                                    September 30   September   August     July
                                         2003         2003      2003      2003
                                    -------------  ---------  --------  --------
    STATED RATE INTEREST EXPENSE:
    -----------------------------
    Bank line of credit               $      63   $     14   $    25   $    24
    Long term equipment debt                104         50        26        28
    Subordinated debt                        20          -         8        12
    Other                                     6          2         2         2
                                      ---------   --------   -------   -------
      TOTAL STATED RATE INTEREST
        EXPENSE                             193         66        61        66

    NON-CASH INTEREST AMORTIZATION:
    -------------------------------
    Amortization of deferred
      debt costs                             38         18        10        10
    Amortization of debt discount            30         30         -         -
                                      ---------   --------   -------   -------
    TOTAL AMORTIZATION OF
      INTEREST EXPENSE                       68         48        10        10
                                      ---------   --------   -------   -------

    TOTAL RECURRING INTEREST EXPENSE        261        114        71        76

    TOTAL OTHER INTEREST EXPENSE             23         19         4         -
                                      ---------   --------   -------   -------

    TOTAL INTEREST EXPENSE            $     284   $    133   $    75   $    76
                                      =========   ========   =======   =======

      The primary increase in the recurring interest expense from August to September 2003 relates to the higher non-cash interest amortization of $38,000 per month. The additional non-cash interest amortization of $38,000 per month will continue to be charged to interest expense over the 5-year term of the notes. Other interest expense of $23,000 primarily consists of the expensing of deferred debt costs on previous debt which was repaid with the proceeds of the August 2003 refinancing.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

      The Company's revenues increased by $2.3 million, or 13.7%, on deliveries of 13.3 million gallons of fuel during the three months ended September 30, 2003, compared with 11.9 million gallons delivered in the three months ended September 30, 2002. The volume increase of 1.4 million gallons, or 11.8%, in the current quarter resulted in $1.6 million of the increase in revenues. This increase in gallons delivered was due to the addition of new accounts in the quarter ended September 30, 2003. Additionally, the average wholesale price of fuel was higher in the three months ended September 30, 2003 resulting in increased revenues of $700,000.

GROSS PROFIT

      Gross profit decreased $571,000, or 41.0%, in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Of the reduction in gross profit, $221,000 resulted from a decrease in the average service charge per gallon of fuel delivered which was only partially offset by a
1.4 million gallon increase in the volume delivered during the three months ended September 30, 2003. This decrease in the average service charge resulted from the Company's lowering of service charges to many of its customers which was necessary to counter an extremely aggressive pricing scheme undertaken by the Company's largest competitor from October 2002 until it discontinued its operations in July 2003. The remaining decrease in gross profit resulted from higher insurance costs of $202,000 and increases in direct operating expenses of $148,000.

      The average net margin per delivered gallon of fuel (defined as gross profit plus depreciation divided by gallons delivered) decreased 5.7 cents to
8.7 cents for the three months ended September 30, 2003 from 14.4 cents for the three months ended September 30, 2002. The decrease in net margin per gallon resulted from a lower average selling price per gallon and higher direct operating expenses due to the aforementioned.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased $11,000, or 1.0%, in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The increase was due to additional depreciation of $19,000 related to the billing system conversion which was completed in the quarter ended December 31, 2002 and was partially offset by decreases in other general and administrative expenses.

GAIN ON EXTINGUISHMENT OF DEBT

      In connection with the issuance of the August 2003 promissory notes, the Company negotiated a settlement with its primary equipment lender and received a $757,000 cash discount by prepaying the $2,204,800 outstanding balance on August 29, 2003. This discount was recorded as gain on extinguishment of debt and is included in operating profit and net income for the three months ended September 30, 2003.

INTEREST EXPENSE

      Interest expense of $284,000 increased $54,000, or 23.5%, in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The increase was comprised of the non-cash debt discount amortization totaling $30,000 relating to the August 2003 refinancing. Additionally, the Company wrote-off the remaining deferred debt costs of $23,000 resulting from the repayment of the former equipment debt and subordinated notes.

INCOME TAXES

      The Company recorded no income tax expense in the three months ended September 30, 2003 or 2002. The Company had net operating loss carryforwards of approximately $13.9 million at September 30, 2003, which begin to expire in the year 2011.

NET INCOME

      Net income for the three-months ended September 30, 2003 was $206,000 compared to $103,000 for the prior year period, an increase of $103,000 or 100%, resulting primarily from the August 2003 $757,000 gain on extinguishment of debt, which was partially offset by the lower gross profit of $571,000 during the three-month period ended September 30, 2003.

EBITDA

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $147,000 to $824,000 for the three months ended September 30, 2003 from $677,000 for the three months ended September 30, 2002. The increase in EBITDA was primarily due to the gain from extinguishment of debt of $757,000, offset by the decrease in gross profit of $571,000.

      The components of EBITDA for the three months ended September 30, 2003 and 2002 are as follows:

                                                  September 30,   September 30,
                                                      2003            2002
                                                  -------------   -------------

         Net income                               $   206,000       $ 103,000
         Add back:
            Interest expense                          198,000         225,000
            Non-cash interest expense                  86,000           5,000
            Depreciation and amortization
              expense                                 334,000         344,000
                                                  -------------   -------------
         EBITDA                                   $   824,000       $ 677,000
                                                  =============   =============

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate debt outstanding to finance working capital needs and a portion of the Company's mobile fueling truck fleet. These debts bear interest at the United States prime interest rate plus a fixed markup and are subject to change based upon interest rate changes in the United States. The Company does not currently use, and has not historically used, derivative instruments to hedge against such market interest rate risk. Increases or decreases in market interest rates could have a material impact on the financial condition, results of operations and cash flows of the Company. In the absence of dramatic price changes that affect customers' actual demand for fuel or materially affect the fuel usage costs of the Company's own fuel delivery trucks, the Company's gross margin on sales is not materially affected by fuel price fluctuations because the Company generally passes all fuel price changes to its customers and charges for its own services on a flat per gallon basis.


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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      None.


ITEM 2.  CHANGES IN SECURITIES

      During the three months ending September 30, 2003, the Company issued 14,292 shares of common stock to the holders of four subordinated convertible promissory notes for interest earned to date at a price range from $0.91 to $1.07 per share. The offer and sale of the convertible subordinated promissory notes, and the underlying shares of stock into which the notes are convertible or which are issued as payment of interest, were exempt from registration under the Act as private offerings to "accredited investors" under Sections 4(2) and 4(6) of the Act and Rules 505 and 506 of Regulation D thereunder. The Company has agreed to register the shares into which the notes may be converted for resale by filing a Form S-3 registration statement with the Securities and Exchange Commission, which it intends to do sometime after the filing of this Form 10-Q.

      On August 29, 2003, the Company closed a $6,925,000 offering consisting of five-year 10% promissory notes and five-year warrants to purchase a total of 2,008,250 shares of the Company's common stock at $1.00 per share. The offer and sale of the notes, the warrants and the shares underlying the warrants were exempt from registration as private offerings to "accredited investors" under Sections 4(2) and 4(6) of the Act and Rules 505 and 506 of Regulation D thereunder. Philadelphia Brokerage Corporation acted as placement agent for the offering and received a cash commission of $346,250 and 277,000 warrants. The placement agent warrants are the same as the warrants issued to the investors in the offering except that they are not redeemable by the Company and carry "cashless" exercise rights. The Company has agreed to register the shares underlying the warrants for resale by filing a Form S-3 registration statement with the Securities and Exchange Commission, which it intends to do sometime after the filing of this Form 10-Q.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A Special Meeting of Shareholders of Streicher Mobile Fueling, Inc. was held at the Westin Fort Lauderdale, 400 Corporate Drive, Fort Lauderdale, Florida, on July 23, 2003. At the meeting, the shareholders approved the following three proposals with the vote as set forth thereunder:

  o To approve an amendment to the Company's articles of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares

                FOR            AGAINST        WITHHELD       NON-VOTE
           ---------------   ------------   -------------   ------------
             4,911,467          93,207          -0-             -0-
           ---------------   ------------   -------------   ------------

  o To grant authority to the Board of Directors to cause the Company to issue up to 5,000,000 shares of its common stock or common stock equivalents for proceeds of up to $10,000,000 in one or more private placements during the three months following approval of the proposal, at prices up to 50% lower than the NASDAQ definition of market value, and to permit officers and directors of the company to purchase some or all of such securities in such placements.

                FOR            AGAINST        WITHHELD       NON-VOTE
           ---------------   ------------   -------------   ------------
             4,901,605         103,069          -0-             -0-
           ---------------   ------------   -------------   ------------


  o To grant authority to the Board of Directors to cause the Company to issue up to 25,000,000 shares of its common stock for proceeds of as much as $75,000,000 at a price per share up to 50% less than NASDAQ market value for one or more acquisitions of businesses or assets by the company during the three (3) months following shareholder approval of this proposal.

                FOR            AGAINST        WITHHELD       NON-VOTE
           ---------------   ------------   -------------   ------------
             4,901,330         103,344          -0-             -0-
           ---------------   ------------   -------------   ------------

      Abstentions and broker non-votes were counted for purposes of establishing a quorum only. Only those votes cast for the proposals were counted as voted in favor or affirmative votes.


ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (A)  EXHIBITS

            Exhibit No.                   Description
            -----------                   -----------
               10.1 Second Amendment to Loan and Security Agreement with Congress Financial Corporation dated August 29, 2003

               31.1     Certificate of Chief  Executive  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002 (16)

               31.2     Certificate of Chief  Financial  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002 (16)

               32.1     Certificate  of Chief  Executive  Officer  and  Chief
                        Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (16)

      (B)   REPORTS ON FORM 8-K

            The Company filed a report on Form 8-K under Item 5 on September 30, 2003 announcing the completion of major refinancing.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       STREICHER MOBILE FUELING, INC.


November 14, 2003                      By:  /S/ RICHARD E. GATHRIGHT
                                          --------------------------------------
                                          Richard E. Gathright
                                          Chief Executive Officer and President



                                       By:  /S/ MICHAEL S. SHORE
                                          ------------------------------------
                                          Michael S. Shore
                                          Senior Vice President and Chief
                                          Financial Officer