Form 10-Q
period 2003-12-31
STREICHER MOBILE FUELING INC
filed 2004-02-17
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-21825

                         STREICHER MOBILE FUELING, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              FLORIDA                                65-0707824
      ------------------------           ------------------------------------
      (State of Incorporation)           (IRS Employer Identification Number)

       800 WEST CYPRESS CREEK ROAD, SUITE 580,
              FORT LAUDERDALE, FLORIDA,                         33309
    ---------------------------------------------            ----------
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

      As of February 17, 2004 there were 7,248,460 shares of the registrant's common stock outstanding.

                         STREICHER MOBILE FUELING, INC.

                                    FORM 10-Q


                                      INDEX

FORM 10-Q PART AND ITEM NO.


     Part I Financial Information

            Item 1.  Condensed Unaudited Consolidated Financial Statements

                     Condensed Unaudited Consolidated Balance Sheets
                     as of December 31, 2003 and June 30, 2003................3

                     Condensed Unaudited Consolidated Statements of
                     Operations for the three and six-month periods ended
                     December 31, 2003 and 2002 ..............................4

                     Condensed Unaudited Consolidated Statements of
                     Cash Flows for the six-month periods ended
                     December 31, 2003 and 2002...............................5

                     Notes to Condensed Unaudited Consolidated
                     Financial Statements.....................................6

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.....................12

            Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk.............................................22

            Item 4.  Controls and Procedures.................................22


     Part II  Other Information

            Items 1. thru 6. ...........................................23 - 24

            Signature Page...................................................25

            Certifications..............................................26 - 27

                  STREICHER MOBILE FUELING, INC. AND SUBSIDIARY
                 CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2003 AND JUNE 30, 2003
                   (in 000's, except share and per share data)


                        ASSETS                       December 31, 2003   June 30, 2003
-------------------------------------------------    -----------------   -------------
Current assets:
  Cash and cash equivalents......................      $       2,037      $        211
  Restricted cash.................................                54                78
  Accounts receivable, net .......................             6,997             6,113
  Inventories ....................................               222               168
  Prepaid expenses and other current assets.......               404               387
                                                       -------------      ------------
       Total current assets.......................             9,714             6,957
                                                       -------------      ------------

Property and equipment, net.......................             8,158             8,741
Deferred debt costs...............................               861               186
Other assets......................................                63                75
Note receivable from related party ...............                --                52
                                                       -------------      ------------

        Total assets..............................     $      18,796      $     16,011
                                                       =============      ============


         LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------
Current liabilities:
   Bank line of credit payable ...................     $       4,412      $      4,410
   Current portion of long-term debt and
    subordinated promissory notes.................                --             1,965
   Accounts payable and other liabilities ........             3,145             3,012
                                                       -------------      ------------
       Total current liabilities..................             7,557             9,387
                                                       -------------      ------------

Long-term liabilities:
   Convertible subordinated promissory notes......                --               734

   Long-term debt, excluding current portion......             6,925             1,779
     Unamortized debt discount, net...............            (1,501)               --
                                                       -------------      ------------
     Long-term debt, net..........................             5,424             1,779
                                                       -------------      ------------

       Total liabilities..........................            12,981            11,900
                                                       -------------      ------------

Shareholders' equity:
   Common stock, par value $.01 per share;
    50,000,000 and 20,000,000 shares
    authorized; 7,248,460 and 7,234,168
    issued and outstanding at December 31,
    2003 and June 30, 2003, respectively..........                72                72
   Additional paid-in capital.....................            13,338            11,458
   Accumulated deficit............................            (7,595)           (7,419)
                                                       -------------      ------------
       Total shareholders' equity.................             5,815             4,111
                                                       -------------      ------------

       Total liabilities and shareholders' equity.     $      18,796      $     16,011
                                                       =============      ============


SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  STREICHER MOBILE FUELING, INC. AND SUBSIDIARY
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX-MONTH PERIODS ENDED
                           DECEMBER 31, 2003 AND 2002
                   (in 000's, except share and per share data)


                                              Three-Month Periods      Six-Month Periods
                                                     Ended                   Ended
                                                  December 31,            December 31,
                                                2003        2002        2003        2002
                                             ---------   ---------   ---------   ----------

Fuel sales and service revenues.......       $  15,593   $  12,667   $  29,861   $   25,223
Fuel taxes............................           5,543       4,619      10,692        9,142
                                             ---------   ---------   ---------   ----------
  Total revenues......................          21,136      17,286      40,553       34,365
                                             ---------   ---------   ---------   ----------

Cost of fuel sales and service........          14,518      11,923      27,964       23,086
Fuel taxes............................           5,543       4,619      10,692        9,142
                                             ---------   ---------   ---------   ----------
  Total costs of sales ...............          20,061      16,542      38,656       32,228
                                             ---------   ---------   ---------   ----------

  Gross profit........................           1,075         744       1,897        2,137

Selling, general and administrative
  expenses............................           1,095       1,376       2,186        2,457
Gain on extinguishment of debt........              --          --         757           --
                                             ---------   ---------   ---------   ----------

  Operating income (loss) ............             (20)       (632)        468         (320)

Interest expense......................            (362)       (228)       (646)        (457)
Interest and other income.............              --           2           2           22
                                             ---------   ---------   ---------   ----------

  Loss before income taxes............            (382)       (858)       (176)        (755)

Income tax expense....................              --          --          --          --
                                             ---------   ---------   ---------   ----------

  Net loss ...........................       $    (382)  $    (858)  $    (176)  $     (755)
                                             =========   =========   =========   ==========

Basic and diluted net loss per share..       $    (.05)  $    (.12)  $    (.02)  $     (.10)
                                             =========   =========   =========   ==========

Basic and diluted weighted average
  common shares outstanding...........       7,248,460   7,217,995   7,248,382    7,215,823
                                             =========   =========   =========   ==========


SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  STREICHER MOBILE FUELING, INC. AND SUBSIDIARY
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
                                   (in 000's)


                                                           2003         2002
                                                        --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................   $   (176)     $  (755)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
  Depreciation and amortization......................        667          708
  Amortization of deferred debt costs  ..............        110           15
  Amortization of debt discount  ....................        108           --
  Gain on extinguishment of debt ....................       (757)          --
  Provision for doubtful accounts....................         33          198
  Changes in operating assets and liabilities:
    Decrease (increase) in restricted cash...........         24         (113)
    Increase in accounts receivable..................     (1,029)        (907)
    (Increase) decrease in inventories and other
     assets..........................................        (65)         137
    Increase (decrease) in accounts payable and other
     liabilities ....................................        147           (9)
                                                        --------      -------
      Net cash used in operating activities..........       (938)        (726)
                                                        --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment................        (80)        (213)
  Proceeds from disposal of equipment................        112           --
  Decrease in note receivable due from related party          52           68
                                                        --------      -------
      Net cash provided by (used in) investing
       activities....................................         84         (145)
                                                        --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank overdraft.........................         --          105
  Net borrowings on line of credit...................          2          853
  Proceeds from issuance of long-term debt...........      6,925           --
  Proceeds from issuance of convertible
   subordinated promissory notes.....................         --          150
  Repayment of subordinated debt.....................     (1,034)          --
  Payments of debt and bank line of credit issuance
   costs.............................................       (526)        (132)
  Costs associated with the extension of warrants....         --           (9)
  Repayments of long-term debt.......................     (2,687)        (890)
                                                        --------      -------
      Net cash provided by financing activities......      2,680           77
                                                        --------      -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS...............................      1,826         (794)

CASH AND CASH EQUIVALENTS, beginning of period.......        211          815
                                                        --------      -------
CASH AND CASH EQUIVALENTS, end of period.............   $  2,037      $    21
                                                        ========      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for-
    Interest.........................................   $    405      $   350
                                                        ========      =======
    Income taxes.....................................   $     --      $    --
                                                        ========      =======


SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)   NATURE OF OPERATIONS

      Streicher Mobile Fueling, Inc., a Florida corporation (the "Company") was formed in 1996.

      The Company provides mobile fueling and fuel management out-sourcing services to businesses that operate all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. The Company's specialized truck fleet delivers fuel to customers' locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and/or re-supplying fixed-site storage facilities. The Company's patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. At December 31, 2003, the Company had operations in California, Florida, Georgia, North Carolina, Tennessee and Texas.

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

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES

      For the six-month period ended December 31, 2003, the Company recorded an unamortized debt discount of $1,608,000 and deferred debt costs of $257,000 for the broker commission warrants issued, all in connection with the issuance of the debt securities discussed in Note 6. Additionally, the Company recorded $14,000 and $10,000 related to the issuance of common stock in lieu of payments on convertible subordinated promissory notes for the six-month periods ended December 31, 2003 and 2002, respectively.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)   CAPITAL RESOURCES AND LIQUIDITY

      At December 31, 2003 and June 30, 2003, the Company had a total of cash and cash availability on its bank line of credit of $2,959,000 and $390,000, respectively. The increase in the Company's cash and cash availability was principally due to the August 2003 refinancing which resulted in net proceeds of $2.9 million.

      In August 2003 the Company raised $6.925 million from the issuance of five-year 10% promissory notes (the "August 2003 refinancing" and the "August 2003 promissory notes") and 2,008,250 five-year warrants to purchase the Company's common stock at $1.00 per share (the "August 2003 warrants"). The August 2003 promissory notes are collateralized by a first priority security interest in the Company's specialized fueling truck fleet and related equipment and by the patents on its proprietary fuel management system. The resulting liquidity impact of this financing transaction was the repayment of all outstanding equipment and subordinated debt; the generation of $2.9 million of working capital for business expansion; and a $2.8 million improvement in cash flow resulting from a moratorium of principal payments during the first two years of the five-year term of the August 2003 promissory notes.

      During the quarter ended September 30, 2003, the Company recorded a pre-tax gain of $757,000 from the prepayment of the outstanding balance owed to its principal equipment lender and an increase in shareholders' equity of $1.87 million for the value of the 2,008,250 warrants issued in connection with the August 2003 refinancing.

      The Company's material financial commitments, other than fuel purchases, general expenses and payroll, relate primarily to maintaining its bank line of credit and servicing its August 2003 promissory notes. The Company is required to make semi-annual interest payments of 10% per annum on its August 2003 promissory notes which began December 31, 2003; and beginning August 28, 2005, is required to make six $692,500 semi-annual principal payments, with a balloon payment due August 28, 2008 of $2,770,000.

      The Company's debt agreements contain covenants establishing certain financial requirements and operating restrictions. The Company's failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreement, which would have a material adverse affect on the Company's liquidity and capital resources.

      The Company's liquidity and ability to meet its financial obligations is dependent on, among other things, the Company's ability to generate cash flow from operating activities; obtain or maintain sufficient trade credit from vendors; maintain compliance with its debt covenants; and/or raise any required additional capital through the issuance of debt or equity securities or additional borrowings.


(4)   BANK LINE OF CREDIT PAYABLE

      The Company has a three-year $10 million credit facility with a national financial institution which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (5.75% at December 31, 2003), and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the line of credit is September 25, 2005. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after September 25, 2005. Effective March 31, 2003, the Company and its lender revised one of the financial covenants to include all subordinated debt in the calculation of its effective book net worth.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      As of December 31, 2003 and June 30, 2003, the Company had outstanding borrowings of $4.4 million under its $10 million bank line of credit. Based on eligible receivables outstanding at December 31, 2003, the Company had $868,000 of cash availability on the bank line of credit, and was in compliance with all financial covenants required by the loan and security agreement.


(5)   NET INCOME (LOSS) PER SHARE

      Basic income (loss) per share is computed by dividing the net income
(loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

      At December 31, 2003, common stock equivalents consisting of 4,629,202 employee, director and unrelated third party stock options and common stock warrants, including the August 2003 warrants, were outstanding at prices ranging from $.86 to $9.49 per share. For the period ended December 31, 2003, none of these common stock equivalents were dilutive or were included in the computation of diluted net income per share. At December 31, 2002, common stock equivalents consisting of 2,558,027 employee and director stock options and common stock warrants were outstanding at prices ranging from $1.00 to $9.49 per share. For the period ended December 31, 2002, none of these common stock equivalents were dilutive and were not included in the computation of diluted net income per share.

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

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The Company's net loss, pro forma net loss, net loss per share, pro forma net loss per share, and related assumptions are as follows:


                                     For the         For the         For the          For the
                                      three           three            six              six
                                      months          months          months           months
                                      ended           ended           ended            ended
                                   December 31,    December 31,    December 31,     December 31,
                                       2003            2002            2003             2002
                                   -------------------------------------------------------------

  Net loss as reported               $  (382)        $  (858)        $  (176)         $  (755)
  Net loss pro forma                 $  (390)        $(1,149)        $  (186)         $(1,280)

  Diluted net loss per share as
   reported                          $  (.05)        $  (.12)        $  (.02)         $  (.10)
  Diluted  net loss per  share
  pro forma                          $  (.05)        $  (.16)        $  (.02)         $  (.18)

  Risk free interest rate            4.25%             3%             4.25%             3%
  Dividend yield                       0%              0%              0%               0%
  Expected volatility                 100%            100%            100%             100%
  Expected life                     10 years        10 years        10 years         10 years

      The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented because compensation cost is reflected over the vesting period of the options. There are no other reconciling items included in the net loss amounts presented.


(6)   DEBT SECURITIES

AUGUST 2003 PROMISSORY NOTES

      On August 29, 2003, the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes and five-year warrants to purchase a total 2,008,250 shares of the Company's common stock at $1.00 per share. The August 2003 promissory notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The August 2003 promissory notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31 commencing December 31, 2003; and (5) the Company's right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing were $2.9 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the August 2003 promissory notes, the Company negotiated a settlement with its primary equipment lender and received a $757,000 cash discount by prepaying $2,204,800 of the outstanding balance on August 29, 2003. The transaction costs, including commissions, professional fees and other costs, totaled $804,000, and are being amortized over the five-year term of the notes.

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

      The $1.61 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments required to be made by the Company for the outstanding balance of $6.925 million owed at December 31, 2003.

      On December 31, 2003, the Company paid its first semi-annual interest payment on the August 2003 promissory notes on a prorated basis totaling $224,000.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      On May 20, 2003, the Company issued $235,500 of subordinated promissory notes to officers, directors, an affiliated shareholder and certain unaffiliated shareholders. The notes were due on November 19, 2003 and bore interest at an annual rate of 14%. The Company also issued warrants to purchase 82,425 shares of common stock exercisable at $0.86 per share in connection with the notes. The warrants issued are exercisable for a period of three (3) years from September 30, 2003.

REPAID DEBT SECURITIES

      The Company repaid the $1,033,600 outstanding balance of all of the subordinated convertible and non-convertible promissory notes in September 2003 with the proceeds of the August 2003 refinancing.


(7)   RELATED PARTY TRANSACTIONS

      As previously reported in the Company's 2003 Form 10-K, beginning July 2002, the Company suspended further payments of salary to Stanley H. Streicher, the Company's former chairman, under his November 7, 2000, employment agreement because of an unpaid note receivable. As of December 31, 2003, the Company had set off all the remaining outstanding balance due. Additionally, Mr. Streicher's November 7, 2000 employment contract expired on October 31, 2003 and was not extended or renewed.

      Each of the: (a) convertible subordinated promissory notes which were converted in January 2002; (b) December 23, 2002 short-term promissory note; (c) January 21, 2003 subordinated promissory notes; and (d) May 12, 2003 promissory notes were issued to a director or other affiliates of the Company. In addition, a portion of the May 20, 2003 subordinated promissory notes and related warrants were issued to officers, directors and other affiliates of the Company. These notes are more fully described in Note 6.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(8)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 ("FIN No. 46R"). FIN No. 46R replaces FIN No. 46 and establishes guidance to identify variable interest entities ("VIEs") including but not limited to special purpose entities. FIN No. 46R requires VIEs to be consolidated by the primary beneficiary who is exposed to the VIEs' expected losses, expected residual returns or both. The Company must apply FIN No. 46R to any new VIE created after December 31, 2003 immediately. Interests in entities existing prior to December 31, 2003 shall be accounted for in accordance with FIN No. 46R as of the first annual period ending after December 15, 2004. This pronouncement is not expected to have a significant impact upon the Company.

      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132R). SFAS 132R revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Statement 132 (revised) will retain and revise the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company does not have a Pension Plan or Other Postretirement Benefits as of December 31, 2003 and as such, this pronouncement is not expected to have a significant impact upon the Company.

      FASB Staff Position 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," (FSP 150-3) defers the effective date for certain mandatorily redeemable financial instruments issued by a non-SEC registrant from fiscal periods beginning after December 15, 2003 to fiscal periods beginning after December 15, 2004 and defers indefinitely for those entities the classification, measurement, and disclosure provisions of Statement 150 for other mandatorily redeemable financial instruments. The FSP also defers the effective date of Statement 150 for certain mandatorily redeemable noncontrolling interests of all entities. FSP 150-3 is not expected to have a significant impact upon the Company.

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

      The forward-looking statements reflect the Company's current view about future events and are subject to risks, uncertainties and assumptions. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth under the caption "Certain Factors Affecting Future Operating Results," included in the Company's filing on Form 10-K for the fiscal year ended June 30, 2003, and in this Form 10-Q. Among the factors that could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements are the following:

      o   future net losses

      o   adverse consequences relating to the Company's outstanding debt

      o the Company's ability to pay interest and principal on its bank line of credit, August 2003 promissory notes and pay its accounts payable and other liabilities when due

      o the Company's ability to comply with financial covenants contained in its $10 million bank line of credit

      o the Company's ability to obtain, if necessary, waivers of covenant violations of its debt agreements

      o significant provisions for bad debts on the Company's accounts receivable

      o fluctuations in demand for the Company's mobile fueling services resulting from changed economic conditions

      o the Company's ability to acquire sufficient trade credit from fuel suppliers and other vendors

      o competitive pricing for the Company's services at acceptable net margins

OVERVIEW

      The success of the Company and its mobile fueling services business is largely dependent on the number of gallons delivered and the net margin per gallon achieved. Since June 30, 2003, the Company has added, on an annualized basis, over 7.0 million gallons of net new business, which would, if sustained, result in an expected 54.0 million gallons delivered for the year ending June 30, 2004 or a 15% increase over the 47.5 million gallons delivered in the fiscal year 2003. For the six months ended December 31, 2003, the net margin per gallon was 9.1 cents per gallon compared to 11.5 cents per gallon in fiscal 2003, although net margin improved to 9.9 cents in the second quarter from 8.7 cents in the current year's first quarter.

      The Company attributes the lower net margin per gallon in the same six-month period this year versus last year to two factors: (1) a lower average service charge per gallon resulting from the aggressive price-cutting by the Company's former largest competitor which discontinued operations; and (2) higher direct operating costs (e.g. personnel training and equipment relocation) incurred during the first six months of this year due to the expansion of the Company's business in existing and new markets. Management believes that the residual effect of this discounting should abate and the pricing for mobile fueling services will stabilize at more sustainable levels. Other mobile fueling providers are expected to compete based on service capability and reliability rather than the self-destructive predatory pricing strategy experienced in the past.

     While the Company incurred a loss in the second quarter of the 2004 fiscal year, its operating loss and net loss both decreased from the same period in the prior year by over $600,000 and nearly $500,000, respectively. Additionally, the Company reduced by $249,000 the operating loss it incurred in the second quarter of this year as compared to the first quarter when excluding the $757,000 gain on the extinguishment of debt. The $249,000 reduction of the operating loss in the current quarter was principally due to the addition of new business volumes and improved net margins.

      OPERATING INCOME (LOSS) BEFORE GAIN ON EXTINGUISHMENT OF DEBT:

                                             Three        Three
                                             Months       Months
                                             Ended        Ended
                                            9/30/03      12/31/03      Change
                                          -----------  -----------   ---------

        Operating income (loss)           $  488,000   $  (20,000)   $  508,000
        Less: Gain on extinguishment
         of debt                          $ (757,000)  $      ---    $ (757,000)
                                          ----------   ----------    ----------
        Operating income (loss)
          before gain on extinguishment
          of debt                         $ (269,000)  $  (20,000)   $  249,000
                                          ==========   ==========    ==========

     The Company's financial condition is stable and, after its recent refinancing transaction, has improved in several ways. The August 2003 refinancing which provided $5.8 million in net proceeds and lowered debt service requirements over the next two years, better matches the Company's anticipated cash flow and debt obligations, while providing support for the planned growth of its business. EBITDA was improved, increasing by over $550,000 in the second quarter of this year versus a year ago. Availability under the Company's $10 million bank line of credit has also increased.

      Increasing EBITDA is reflective of the improvement in cash flow being generated from the Company's business operations before debt service and depreciation, and is a key indicator used by management and the financial community to gauge the Company's financial performance utilizing its capital resources. Since the Company has 30 trucks available for immediate service to support its expansion program in presently served and new markets, management believes that it is in a position to add significant new business volumes, generating continued strong growth in EBITDA with limited capital expenditures.

      The Company plans to meet its income objectives by delivering increased volumes of fuel and generating higher margins in both existing and new markets through improved operating efficiencies. Labor costs are a primary consideration by existing and prospective customers in the use of mobile fueling services and the Company anticipates the expansion of the demand for its services as these labor costs continue to escalate. On January 4,

2004, new federal safety rules took effect reducing the number of hours truck drivers can be on duty, including any time spent fueling their trucks or equipment. The Company believes that the changes mandated under the new rules will increase the attractiveness of using mobile fueling services. Fleet operators may decide to use their drivers' time more effectively by delivering their product or services rather than spending time fueling vehicles.

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

      The Company provides mobile fueling and fuel management services at a negotiated rate for service plus the cost of fuel based on market prices. Revenue levels will vary depending on the upward or downward movement of fuel prices in each market. In the absence of dramatic price changes that affect customers' actual demand for fuel or materially affect the fuel usage costs of the Company's own fuel delivery trucks, the Company's gross margin on sales is not materially affected by fuel price fluctuations because the Company generally passes all fuel price changes to its customers and charges for its own services on a flat per gallon basis. For the three and six months ended December 31, 2003, market prices for fuel were higher than for the three and six months ended December 31, 2002, and delivered volumes increased in the current quarter due primarily to the addition of new accounts. As a result, revenues increased for the three and six months ended December 31, 2003, as compared to the three and six months ended December 31, 2002.

      In July 2003, the Company's largest competitor in the markets served by the Company discontinued operations. The Company has added through its marketing efforts some of the business of the former competitor and anticipates further additions in the future. The Company believes that the failure of this competitor provides it with the opportunity to further increase deliveries and generate improved margins in those locations where it previously directly competed. The Company also intends to enter other locations, including but not limited to those previously served by this former competitor, where it believes that market share can be obtained at profitable margins.

      In the mobile fueling business, the majority of deliveries are made on workdays, Monday through Friday, to coincide with customers' fuel service requirements. The number of workdays in any given month will impact the financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset during the fiscal year by emergency mobile fueling services and fuel deliveries to certain customers resulting from impending or actual severe weather and other events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes.

      The Company believes that there are significant opportunities to increase the size of its mobile fueling and fuel management services business and the volumes of fuel sold and delivered in conjunction with it. The Company`s marketing and sales function is committed to grow the Company's business. However, this growth is dependent upon a number of business and economic factors, including the success of the Company's sales and marketing and other business strategies; the availability in new and existing markets of sufficient acceptable margin mobile fuel service business; the availability of qualified workers to provide the level of service required by customers; the continuation of cash flow from operating activities; the availability of sufficient debt or equity capital to meet the Company's financing requirements; and changes in market conditions in the related transportation or petroleum industries, some of which factors are beyond the Company's control.

CAPITAL RESOURCES AND LIQUIDITY

      At December 31, 2003 and June 30, 2003, the Company had a total of cash and cash availability on its bank line of credit of $2,959,000 and $390,000, respectively. The increase in the Company's cash and cash availability was principally due to the August 2003 refinancing which resulted in net proceeds of $2.9 million.

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

      The Company's debt agreements contain covenants establishing certain financial requirements and operating restrictions. The Company's failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements, which would have a material adverse effect on the Company's liquidity and capital resources.

      The Company's mobile fueling business requires it to utilize considerable working capital for fuel, labor and equipment costs prior to receiving payments from customers. The fuel purchased by the Company for resale to customers generally must be paid for in 10-15 days of purchase, with labor costs and taxes paid bi-weekly and equipment related costs generally paid within 30 days. The Company invoices customers both daily and weekly and generally collects its accounts within 30 to 45 days. The days sales outstanding at December 31, 2003 and June 30, 2003 was 30 days.

      The Company's material financial commitments, other than fuel purchases, payroll and general expenses, relate primarily to maintaining its bank line of credit and servicing its August 2003 promissory notes. The Company will make semi-annual interest payments of 10% per annum on its August 2003 promissory notes which began December 31, 2003; and beginning August 28, 2005, will make six $692,500 semi-annual principal payments, with a balloon payment due August 28, 2008 of $2,770,000.

      The Company's liquidity and ability to meet its financial obligations is dependent on, among other things, the Company's ability to generate cash flow from operating activities; obtain or maintain sufficient trade credit from vendors; maintain compliance with its debt covenants; and/or raise any required additional capital through the issuance of debt or equity securities or additional borrowings.

      The Company believes that cash flow from operations; the additional working capital from the August 2003 refinancing; and the remaining 18 months of the two-year principal payment moratorium on the August 2003 promissory notes will satisfy its anticipated liquidity requirements for the foreseeable future. However, it may seek additional sources of financing if a cash flow deficiency were to arise in the future. There is no assurance that additional financing would be available to the Company on acceptable terms, or at all. If the Company does not comply with the covenants in its debt agreements, or if adequate funds are not available to finance operations or to pay debt service obligations as they become due, the Company may be required to significantly alter its operations.

      $10 MILLION THREE-YEAR CREDIT FACILITY

      The Company has a three-year $10 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (5.75% at December 31, 2003) and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the line of credit is September 25, 2005. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after September 25, 2005. Effective March 31, 2003, the Company and its lender revised one of the financial covenants to include all subordinated debt in the calculation of its effective book net worth.

      In August 2003, the Company and its bank line of credit lender amended the loan and security agreement for the credit facility in connection with the Company's August 2003 refinancing which (1) released the lender's lien on patents, patent rights and patent applications; (2) increased the unused line of credit fee by .50%; (3) revised the effective book net worth covenant to include the August 2003 promissory notes in its calculation; (4) established a covenant to maintain a minimum cumulative quarterly fixed charge coverage ratio as defined in the amended loan agreement; (5) established a covenant for the Company to maintain a minimum excess availability of $500,000; and (6) eliminated the loan prepayment fee. The Company utilized a portion of the proceeds of the August 2003 refinancing to pay down the bank line of credit. The proceeds that were used to pay down the outstanding line of credit balance are available to the Company for future working capital purposes.

      As of December 31, 2003 and June 30, 2003, the Company had outstanding borrowings of $4.4 million under its $10 million bank lines of credit. Based on eligible receivables outstanding at December 31, 2003, the Company had $868,000 of cash availability on the bank line of credit, and was in compliance with all financial covenants required by the loan and security agreement.

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

DEBT SECURITIES

      AUGUST 2003 PROMISSORY NOTES

      On August 29, 2003, the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes and five-year warrants to purchase a total 2,008,250 shares of the Company's common stock at $1.00 per share. The August 2003 promissory notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The August 2003 promissory notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31 commencing December 31, 2003; and (5) the Company's right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing were $2.9 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the August 2003 promissory notes, the Company negotiated a settlement with its primary equipment lender and received a $757,000 cash discount by prepaying the $2,204,800 outstanding balance on August 29, 2003. The transaction costs, including commissions, professional fees and other costs, totaled $804,000, and are being amortized over the five-year term of the notes.

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

      The $1.61 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments required to be made by the Company for the outstanding balance of $6.925 million owed at December 31, 2003.

      REPAID DEBT SECURITIES

      In September 2003, the Company repaid the $1,033,600 outstanding balance of all of the subordinated convertible and non-convertible promissory notes with a portion of the proceeds of the August 2003 refinancing.

      INTEREST EXPENSE SUMMARY

      As a result of the August 2003 refinancing, the Company's components of interest expense has changed. The table below shows the interest expense (in thousands) recorded for the three and six-month periods below, as well as the portions that are recurring and other:

                                            Three-Month Periods    Six-Month Periods
                                                    Ended                 Ended
                                                 December 31,          December 31,
                                               2003       2002       2003       2002
                                             -------     ------    -------    -------
    STATED RATE INTEREST EXPENSE:
    -----------------------------
    Bank line of credit                      $    51     $   99    $   114    $   205
    Long term equipment debt                     173        108        277        223
    Subordinated debt                             --          5         20          9
    Other                                          7         --         13         --
                                             -------     ------    -------    -------
       Total stated rate interest expense        231        212        424        437

    NON-CASH INTEREST AMORTIZATION:
    -------------------------------

    Amortization of deferred debt costs           53         16         91         20
    Amortization of debt discount                 78         --        108         --
                                             -------     ------    -------    -------
    Total amortization of interest expense       131         16        199         20
                                             -------     ------    -------    -------

    Total recurring interest expense             362        228        623        457

    Total other interest expense                  --         --         23         --
                                             -------     ------    -------    -------

    Total interest expense                   $   362     $  228    $   646    $   457
                                             =======     ======    =======    =======

      The primary increase in the recurring interest expense of $134,000 and $166,000 for the three and six months ended December 31, 2003 versus the three and six months ended December 31, 2002, respectively, relates to the higher non-cash interest amortization of $40,000 per month as well as higher equipment debt outstanding in the three and six month periods ended December 31, 2003, offset by the lower average balance on the Company's bank line of credit for the three and six months ended December 31, 2003 versus the three and six months ended December 31, 2002, respectively.

RESULTS OF OPERATIONS

      COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2003 TO THREE MONTHS ENDED DECEMBER 31, 2002

      REVENUES

      Revenue increased approximately $3.8 million, or 22.3%, for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The increase in revenue resulted primarily from higher wholesale fuel prices and additional higher priced mobile fueling deliveries of 2.0 million gallons during the current period. The Company delivered 13.7 million gallons of fuel to its customers in the three months ended December 31, 2003, an increase of 2.2 million gallons or 19.1% over the 11.5 million gallons delivered in the three months ended December 31, 2002. The increase in volume in the current period was primarily due to the net addition of new accounts.

      GROSS PROFIT

      Gross profit increased by $331,000, or 44.4%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. This increase resulted from more volume delivered of 2.2 million gallons totaling $622,000 during the three months ended December 31, 2003. The gross profit generated from the added volume delivered during the period was offset by $78,000 or 0.7 cents per gallon related to the decrease in the average service charge of fuel delivered and the related direct operating expenses of $213,000. The decrease in the average service charge resulted from the Company lowering its service charges to many of its customers which was necessary to counter an extremely aggressive pricing scheme undertaken by the Company's largest competitor from October 2002 until it discontinued its operations in July 2003.

      The average net margin per delivered gallon of fuel (defined as gross profit plus depreciation related to cost of sales divided by gallons delivered) increased from 9.3 cents for the three months ended December 31, 2002 to 9.9 cents for the three months ended December 31, 2003. This increase in net margin per gallon resulted primarily from improvements in delivery efficiencies on a per gallon basis in the three months ended December 31, 2003 compared to the same period a year ago, even though the Company incurred higher direct operating costs (e.g. personnel training and equipment relocation) in this year's second quarter, which were largely attributable to costs directly related to its expansion in existing markets and into new locations.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expenses decreased approximately $281,000, or 20.4%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The decrease in these expenses resulted primarily from a $148,000 decrease in provisions for bad debts, a $82,000 decrease in payroll and temporary labor expenses and a decrease in other general and administrative costs of $51,000.

      INTEREST EXPENSE

      Interest expense increased approximately $134,000, or 58.8%, in the three months ended December 31, 2003 compared to the three months ended December 30, 2002. The increase was primarily due to the debt discount and deferred debt costs amortization of $131,000.

      INCOME TAXES

      The Company recorded no income tax expense in the three-month periods ended December 31, 2003 or December 31, 2002. The Company has $13.9 million in net operating loss carryforwards which may be available to offset future taxable income.

      NET LOSS

      Net loss for the three months ended December 31, 2003 was $382,000 compared to $858,000 for the prior year period, an improvement of $476,000 or 55.5% resulting primarily from $331,000 of higher gross profit during the three month period ended December 31, 2003, and from lower selling, general, and administrative expenses of $281,000, which was partially offset by higher interest expense of $134,000.

      EBITDA

      Earnings before interest, taxes, depreciation, and amortization ("EBITDA") of $313,000 increased approximately $579,000 in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The increase in EBITDA was primarily due to the increase in gross profit of $331,000 as well as a decrease in selling, general, and administrative expenses of $281,000.

      Components of EBITDA for the three months ended December 31, 2003 and 2002 are as follows:

                                               December 31,     December 31,
                                                  2003             2002
                                               ----------       ----------

     Net loss                                  $ (382,000)      $ (858,000)
     Add back:
       Interest expense                           231,000          212,000
       Non-cash interest expense                  131,000           16,000
       Depreciation and amortization expense:
        Cost of sales                             285,000          323,000
        Selling, general and administrative        48,000           41,000
                                               ----------       ----------
     EBITDA                                    $  313,000       $ (266,000)
                                               ==========       ==========


      COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2003 TO SIX MONTHS ENDED DECEMBER 31, 2002

      REVENUES

      Revenue increased approximately $6.2 million, or 18.0%, for the six months ended December 31, 2003 compared to the six months ended December 31, 2002. The increase in revenue resulted primarily from substantially higher wholesale prices and additional higher priced mobile fueling deliveries of 3.0 million gallons during the current period. The Company delivered 27.0 million gallons of fuel to its customers in the six months ended December 31, 2003, an increase of 15.4% compared to the 23.4 million gallons delivered in the six months ended December 31, 2002. The increase in volume in the current period was primarily due the addition of net new accounts.

      GROSS PROFIT

      Gross profit decreased $240,000, or 11.2%, in the six months ended December 31, 2003 compared to the six months ended December 31, 2002. Of the decrease, $630,000 or 2.7 cents per gallon resulted from a decrease in the average service charge of fuel delivered. This decrease in the average service charge resulted from the Company's lowering of service charges to many of its customers which was necessary to counter an extremely aggressive pricing scheme undertaken by the Company's largest competitor from October 2002 until it discontinued its operations in July 2003. Furthermore, the impact of the lower service charge revenue was offset by $390,000 related to the delivering of 3.6 million more gallons net of the related direct operating expenses during this period versus a year ago.

      The average net margin per delivered gallon of fuel (defined as gross profit plus depreciation related to cost of sales divided by gallons delivered) decreased from 11.9 cents for the six months ended December 31, 2002 to 9.1 cents for the six months ended December 31, 2003. This decrease in net margin per gallon resulted from the competitive pressure caused by our former largest competitor to lower the average selling price per gallon. Although the average net margin per gallon was higher last fiscal year principally due to higher average service charges, the Company incurred higher direct operating costs (e.g. personnel training and equipment relocation) in this year's second quarter, which were largely attributable to costs directly related to its expansion in existing markets and into new locations, the contribution of the new volumes resulted in a $249,000 decrease in the current operating loss excluding the $757,000 gain on extinguishment of debt versus the prior quarter ending September 30, 2003.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expenses decreased approximately $272,000, or 11.0%, in the six months ended December 31, 2003 compared to the six months ended December 31, 2002. The decrease was primarily due to a reduction of provisions for bad debts of $165,000 which were incurred in the prior year related to the Company's billing system conversion, a reduction of professional fees of $48,000, and reductions of payroll expense of $50,000.

      GAIN ON EXTINGUISHMENT OF DEBT

      In connection with the issuance of the August 2003 promissory notes, the Company negotiated a settlement with its primary equipment lender and received a $757,000 cash discount by prepaying $2,204,800 of the outstanding balance on August 29, 2003. This discount was recorded as gain on extinguishment of debt and is included in operating income and net income for the six months ended December 31, 2003.

      INTEREST EXPENSE

      Interest expense increased approximately $189,000, or 41.3%, in the six months ended December 31, 2003 compared to the six months ended December 31, 2002. The increase was primarily due to the amortization of debt discount and debt costs of $199,000 offset by less interest on the bank line of credit.

      INCOME TAXES

      The Company recorded no income tax expense in the six-month periods ended December 31, 2003 or December 31, 2002. The Company has $13.9 million in net operating loss carryforwards which may be available to offset future taxable income.

      NET LOSS

      Net loss for the six months ended December 31, 2003 was $176,000 compared to $755,000 for the prior year period, an increase of $579,000 or 76.7% resulting primarily from the August 2003 $757,000 gain on extinguishment of debt, which was partially offset by the lower gross profit of $240,000 during the six-month period ended December 31, 2003.

      EBITDA

      Earnings before interest, taxes, depreciation, and amortization ("EBITDA") of $1,137,000 increased approximately $727,000 in the six months ended December 31, 2003, compared to $410,000 in the six months ended December 31, 2002. The increase in EBITDA was primarily due to the gain on extinguishment of debt of $757,000, the decrease in selling general and administrative expenses of $272,000, offset by a decrease in gross profit of $241,000.

      Components of EBITDA for the six months ended December 31, 2003 and 2002 are as follows:

                                                   December 31,    December 31,
                                                       2003            2002
                                                   ------------    ------------

         Net loss                                  $  (176,000)    $ (755,000)
         Add back:
            Interest expense                           424,000        437,000
            Non-cash interest expense                  222,000         20,000
            Depreciation and amortization expense:
             Cost of sales                             570,000        637,000
             Selling, general and
              administrative                            97,000         71,000
                                                   -----------     ----------
         EBITDA                                    $ 1,137,000     $  410,000
                                                   ===========     ==========

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


ITEM 4.  CONTROLS AND PROCEDURES

      As of the end of the period reported on in this report, we have undertaken an evaluation under the supervision and with the participation of our management, including our Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

      There have been no significant changes in our internal controls during the quarter ended December 31, 2003, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      On December 15, 2003, the National Labor Relations Board filed an application for enforcement of its October 31, 2003 order requiring the Company to bargain with the International Brotherhood of Teamsters, Local 385, AFL-CIO as the exclusive bargaining representative of the 14 full-time and regular part-time truck drivers employed by the Company at its Orlando, Florida facility, and alleging unfair labor practices in connection with that refusal to bargain. NLRB v. Streicher Mobile Fueling, Inc., No. 03-16340A, U.S. Court of Appeals (11th Cir.). The Company has answered the application, denying that the union was properly certified and denying any unfair labor practices. The Company intends to defend itself vigorously on various grounds, including the union's use of a misleading sample ballot during the certification process. The Company believes that the outcome of this matter will not be material to the results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES

       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The 2003 Annual Meeting of Shareholders of Streicher Mobile Fueling, Inc. was held at the Sheraton Suites Cypress Creek, 555 NW 62nd Street, Fort Lauderdale, Florida, on December 11, 2003. At the meeting, the shareholders approved the following two proposals with the vote as set forth thereunder:

      o Election of six directors to the Company's Board of Directors to serve until the next Annual Meeting of Shareholders or until their successors are elected

            DIRECTOR            FOR          AGAINST    ABSTAINED      UNVOTED
       --------------------   ---------     ---------    ---------    ---------
       Wendell R. Beard       5,904,268       26,507        -0-           -0-
                              ---------     ---------    ---------    ---------
       Richard E. Gathright   5,904,268       26,507        -0-           -0-
                              ---------     ---------    ---------    ---------
       Larry S. Mulkey        5,904,268       26,507        -0-           -0-
                              ---------     ---------    ---------    ---------
       C. Rodney O'Connor     5,904,268       26,507        -0-           -0-
                              ---------     ---------    ---------    ---------
       Robert S. Picow        5,904,268       26,507        -0-           -0-
                              ---------     ---------    ---------    ---------
       W. Greg Ryberg         5,904,268       26,507        -0-           -0-
                              ---------     ---------    ---------    ---------


      o Ratification of the Company's Private Placement of 2,008,250 common stock purchase warrants in connection with the sale of $6.925 million of senior secured promissory notes

                FOR            AGAINST       ABSTAINED        UNVOTED
           ---------------   ------------   -------------   ------------
             4,797,203          7,607          3,950         1,122,015
           ---------------   ------------   -------------   ------------

      Abstentions and broker non-votes were counted for purposes of establishing a quorum only. Only those votes cast for the proposals were counted as voted in favor or affirmative votes.

ITEM 5.  OTHER INFORMATION

      None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (A)  EXHIBITS

            Exhibit No.                   Description
            -----------                   -----------
                3.2     Amended and Restated Bylaws

               31.1     Certificate of Chief  Executive  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002 (16)

               31.2     Certificate of Chief  Financial  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002 (16)

               32.1     Certificate  of Chief  Executive  Officer  and  Chief
                        Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (16)

      (B)   REPORTS ON FORM 8-K

            1) The Company filed a report on Form 8-K under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, and under Item 12, Results of Operations and Financial Condition, dated October 6, 2003 reporting the operating results for the fiscal year and three months ended June 30, 2003

            2) The Company filed a Form 8-K, under Item 5, Other Events, dated October 28, 2003 to report the extension of the Warrant exercise period for its Redeemable Common Share Purchase Warrants from December 11, 2003 to December 11, 2004

            3) The Company filed a report on Form 8-K under Item 12, Results of Operations and Financial Condition, dated November 14, 2003 reporting the operating results for the first quarter ended September 30, 2003

            4) The Company filed a report on Form 8-K under Item 5, Other Events, and under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, dated December 17, 2003 announcing that Richard N. Hamlin was elected to serve as a member of the Board of Directors

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       STREICHER MOBILE FUELING, INC.


February 17, 2004                      By:  /S/ RICHARD E. GATHRIGHT
                                          ------------------------------------
                                          Richard E. Gathright
                                          Chief Executive Officer and President



                                       By:  /S/ MICHAEL S. SHORE
                                          ------------------------------------
                                          Michael S. Shore
                                          Senior Vice President and
                                          Chief Financial Officer