Form 10-Q
period 2004-03-31
STREICHER MOBILE FUELING INC
filed 2004-05-14
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number 000-21825

                         STREICHER MOBILE FUELING, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                FLORIDA                           65-0707824
        ------------------------      ------------------------------------
        (State of Incorporation)      (IRS Employer Identification Number)


      800 WEST CYPRESS CREEK ROAD, SUITE 580,
              FOR LAUDERDALE, FLORIDA,                33309
     ------------------------------------------     ----------
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

      As of May 14, 2004 there were 7,317,960 shares of the registrant's common stock outstanding.

                         STREICHER MOBILE FUELING, INC.

                                    FORM 10-Q


                                      INDEX

FORM 10-Q PART AND ITEM NO.


     Part I   Financial Information

              Item 1. Condensed Unaudited Consolidated Financial
                      Statements

                      Condensed Unaudited Consolidated Balance
                      Sheets as of March 31, 2004 and June 30, 2003..........3

                      Condensed Unaudited Consolidated Statements
                      of Operations for the three and nine-month
                      periods ended March 31, 2004 and 2003..................4

                      Condensed Unaudited Consolidated Statements
                      of Cash Flows for the nine-month periods
                      ended March 31, 2004 and 2003..........................5

                      Notes to Condensed Unaudited Consolidated
                      Financial Statements...................................6

              Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.........12

              Item 3. Quantitative and Qualitative Disclosures
                      About Market Risk.....................................20

              Item 4. Controls and Procedures...............................20


     Part II  Other Information

              Items 1. thru 6...............................................21

              Signature Page................................................22

              Certifications...........................................23 - 25

                  STREICHER MOBILE FUELING, INC. AND SUBSIDIARY
                 CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2004 AND JUNE 30, 2003
                   (IN 000'S, EXCEPT SHARE AND PER SHARE DATA)


           ASSETS                                      March 31, 2004    June 30, 2003
---------------------------------------------------    --------------    -------------
Current assets:
  Cash and cash equivalents.......................     $    2,454        $      211
  Restricted cash.................................            194                78
  Accounts receivable, net .......................          7,657             6,113
  Inventories ....................................            261               168
  Prepaid expenses and other current assets.......            395               387
                                                       --------------    -------------
       Total current assets.......................         10,961             6,957
                                                       --------------    -------------

Property and equipment, net.......................          7,886             8,741
Deferred debt costs...............................            814               186
Other assets......................................             64                75
Note receivable from related party ...............             --                52
                                                       --------------    -------------

       Total assets...............................     $   19,725        $   16,011
                                                       ==============    =============

         LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------
Current liabilities:
   Bank line of credit payable .....................   $    4,855        $    4,410
   Current portion of long-term debt and
     subordinated promissory notes..................           --             1,965
   Accounts payable and other liabilities ..........        4,053             3,012
                                                       --------------    -------------
       Total current liabilities....................        8,908             9,387
                                                       --------------    -------------
Long-term liabilities:
   Convertible subordinated promissory notes........           --               734

   Long-term debt, excluding current portion........        6,925             1,779
      Unamortized debt discount, net................       (1,444)               --
                                                       --------------    -------------
      Long-term debt, net...........................        5,481             1,779
                                                       --------------    -------------

       Total liabilities............................       14,389            11,900
                                                       --------------    -------------

Shareholders' equity:
   Common stock, par value $.01 per share;
     50,000,000 and 20,000,000 shares
     authorized; 7,248,460 and 7,234,168
     issued and outstanding at March 31,
     2004 and June 30, 2003, respectively...........           72                72
   Additional paid-in capital.......................       13,324            11,458
   Accumulated deficit..............................       (8,060)           (7,419)
                                                       --------------    -------------
       Total shareholders' equity...................        5,336             4,111
                                                       --------------    -------------

       Total liabilities and shareholders' equity...   $   19,725  $         16,011
                                                       ==============    =============


SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  STREICHER MOBILE FUELING, INC. AND SUBSIDIARY
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE-MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003
                   (IN 000'S, EXCEPT SHARE AND PER SHARE DATA)

                                                         Three-Month Periods Ended    Nine-Month Periods Ended
                                                                 March 31,                    March 31,
                                                            2004           2003          2004          2003
                                                         ----------     ----------    ----------    ----------

  Fuel sales and service revenues....................    $   17,317     $   14,841    $   47,176    $   40,064
  Fuel taxes.........................................         5,589          4,628        16,282        13,770
                                                         ----------     ----------    ----------    ----------
      Total revenues.................................        22,906         19,469        63,458        53,834
                                                         ----------     ----------    ----------    ----------

  Cost of fuel sales and service.....................        16,341         13,952        44,304        37,038
  Fuel taxes.........................................         5,589          4,628        16,282        13,770
                                                         ----------     ----------    ----------    ----------
      Total costs of sales ..........................        21,930         18,580        60,586        50,808
                                                         ----------     ----------    ----------    ----------

      Gross profit...................................           976            889         2,872         3,026

  Selling, general and administrative expenses.......         1,096          1,161         3,281         3,617
  Gain on extinguishment of debt.....................            --             --           757            --
                                                         ----------     ----------    ----------    ----------

      Operating income (loss) .......................          (120)          (272)          348          (591)

  Interest expense, net..............................          (345)          (229)         (989)         (665)
                                                         ----------     ----------    ----------    ----------

      Loss before income taxes.......................          (465)          (501)         (641)       (1,256)

  Income tax expense.................................            --             --            --            --
                                                         ----------     ----------    ----------    ----------

      Net loss ......................................    $     (465)    $     (501)   $     (641)   $   (1,256)
                                                         ==========     ==========    ==========    ==========

  Basic and diluted net loss per share...............    $     (.06)    $     (.07)   $     (.09)   $     (.17)
                                                         ==========     ==========    ==========    ==========

  Basic and diluted weighted average
   common shares outstanding.........................     7,248,460      7,219,878     7,248,408     7,217,155
                                                         ==========     ==========    ==========    ==========


SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                STREICHER MOBILE FUELING, INC. AND SUBSIDIARY
          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
                                   (IN 000'S)


                                                             2004           2003
                                                         ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................    $     (641)    $   (1,256)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization......................           999          1,054
  Amortization of deferred debt costs  ..............           151             30
  Amortization of debt discount  ....................           164             --
  Gain on extinguishment of debt ....................          (757)            --
  Provision (credit) for doubtful accounts...........           (37)           215
  Changes in operating assets and liabilities:
    Decrease (increase) in restricted cash...........          (116)           169
    Increase in accounts receivable..................        (1,619)          (130)
    (Increase) decrease in inventories and other
      assets.........................................           (96)           152
    Increase in accounts payable and other
      liabilities ...................................         1,055              6
                                                         ----------     ----------
      Net cash (used in) provided by operating
        activities...................................          (897)           240
                                                         ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment................          (137)          (218)
  Proceeds from disposal of equipment................           112              9
  Decrease in note receivable due from related party.            52            103
                                                         ----------     ----------
      Net cash provided by (used in) investing
        activities...................................            27           (106)
                                                         ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt...........         6,925             --
  Repayments of long-term debt.......................        (2,687)        (1,249)
  Repayment of subordinated debt.....................        (1,034)            --
  Payments of debt and bank line of credit
    issuance costs...................................          (522)          (136)
  Net borrowings on line of credit...................           445           (212)
  Costs associated with the extension of warrants....           (14)            (9)
  Proceeds from issuance of convertible
    subordinated promissory notes....................            --            450
  Increase in bank overdraft.........................            --            207
                                                         ----------     ----------
      Net cash provided by (used in) financing
        activities...................................         3,113           (949)
                                                         ----------     ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS...............................         2,243           (815)

CASH AND CASH EQUIVALENTS, beginning of period.......           211            815
                                                         ----------     ----------
CASH AND CASH EQUIVALENTS, end of period.............    $    2,454     $       --
                                                         ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for-
    Interest.........................................    $      448     $      626
                                                         ==========     ==========
    Income taxes.....................................    $       --     $       --
                                                         ==========     ==========


SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)   NATURE OF OPERATIONS

      Streicher Mobile Fueling, Inc., a Florida corporation (the "Company") was formed in 1996.

      The Company provides mobile fueling and fuel management out-sourcing services to businesses that operate all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. The Company's specialized truck fleet delivers fuel to customers' locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and/or re-supplying fixed-site storage facilities. The Company's patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. At March 31, 2004, the Company has operations in California, Florida, Georgia, North Carolina, Tennessee and Texas. In April 2004, the Company added operations in Maryland.

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

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES

      For the nine-month period ended March 31, 2004, the Company recorded an unamortized debt discount of $1,608,000 and deferred debt costs of $257,000 for the broker commission warrants issued, all in connection with the issuance of the debt securities discussed in Note 6. Additionally, the Company recorded $14,000 related to the issuance of common stock in lieu of payments on convertible subordinated promissory notes for the nine-month

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

periods ended March 31, 2004 and 2003, respectively. The convertible subordinated promissory notes were fully repaid in the first quarter ended September 30, 2003, see Note 6 for further discussion.


(3)   CAPITAL RESOURCES AND LIQUIDITY

      At March 31, 2004 and June 30, 2003, the Company had a total of cash and cash availability on its bank line of credit of $3,512,000 and $390,000, respectively. The increase in the Company's cash and cash availability was principally due to the August 2003 refinancing which resulted in net proceeds of $2.9 million.

      In August 2003, the Company raised $6.925 million from the issuance of five-year 10% promissory notes (the "August 2003 refinancing" and the "August 2003 promissory notes") and 2,008,250 five-year warrants to purchase the Company's common stock at $1.00 per share (the "August 2003 warrants"). The August 2003 promissory notes are collateralized by a first priority security interest in the Company's specialized fueling truck fleet and related equipment and by the patents on its proprietary fuel management system. The resulting liquidity impact of this financing transaction was the repayment of all outstanding equipment and subordinated debt; the generation of $2.9 million of working capital for business expansion; and a $2.8 million improvement in cash flow resulting from a moratorium of principal payments during the first two years of the five-year term of the August 2003 promissory notes.

      During the quarter ended September 30, 2003, the Company recorded a pre-tax gain of $757,000 from the prepayment of the outstanding balance owed to its former principal equipment lender and an increase in shareholders' equity of $1.87 million for the value of the 2,008,250 warrants issued in connection with the August 2003 refinancing. In April 2004, 62,500 of these warrants were exercised and resulted in a $62,500 increase in cash and shareholders' equity, respectively.

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


(4)   BANK LINE OF CREDIT PAYABLE

      The Company has a three-year $10 million credit facility with a national financial institution which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (5.75% at March 31, 2004), and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the line of credit is September 25, 2005. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after September 25, 2005.

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

      As of March 31, 2004 and June 30, 2003, the Company had outstanding borrowings of $4.9 million under its $10 million bank line of credit. Based on eligible receivables outstanding at March 31, 2004, the Company had $864,000 of cash availability on the bank line of credit, and was in compliance with all financial covenants required by the loan and security agreement.


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

      At March 31, 2004, common stock equivalents consisting of 4,726,152 employee, director and unrelated third party stock options and common stock warrants were outstanding at prices ranging from $.86 to $9.49 per share. For the period ended March 31, 2004, none of these common stock equivalents were dilutive or were included in the computation of diluted net income per share. At March 31, 2003, common stock equivalents consisting of 2,523,227 employee, director and unrelated third party stock options and common stock warrants were outstanding at prices ranging from $1.00 to $9.49 per share. For the period ended March 31, 2003, none of these common stock equivalents were dilutive and were not included in the computation of diluted net income per share.

      On September 25, 2003, the Company extended from December 11, 2003 to December 11, 2004 the exercise period for 1,349,900 outstanding common stock warrants related to the December 11, 1996 initial public offering. The costs associated with the extension were $14,000.

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

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The Company's net loss, pro forma net loss, net loss per share, pro forma net loss per share, and related assumptions are as follows:

                                                    For the three     For the three     For the nine      For the nine
                                                     months ended      months ended     months ended      months ended
                                                      March 31,          March 31,        March 31,         March 31,
                                                        2004               2003             2004              2003
                                                    -------------------------------------------------------------------

   Net loss as reported                               $   (465)         $   (501)        $   (641)         $  (1,256)
   Net loss pro forma                                 $   (471)         $   (534)        $   (657)         $  (1,815)

   Diluted net loss per share as reported             $   (.06)         $   (.07)        $   (.09)         $    (.17)

   Diluted net loss per share pro forma               $   (.06)         $   (.07)        $   (.09)         $    (.25)

   Risk free interest rate                              4.08%               3%              4.08%               3%
   Dividend yield                                         0%                0%               0%                 0%
   Expected volatility                                   100%              100%             100%               100%
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


(6)   DEBT SECURITIES

AUGUST 2003 PROMISSORY NOTES

      On August 29, 2003, the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes and five-year warrants to purchase a total 2,008,250 shares of the Company's common stock at $1.00 per share. The August 2003 promissory notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The August 2003 promissory notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31 which commenced on December 31, 2003; and (5) the Company's right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing were $2.9 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the August 2003 promissory notes, the Company negotiated a settlement with its former primary equipment lender and received a $757,000 cash discount by prepaying $2,204,800 of the outstanding balance on August 29, 2003. The transaction costs, including commissions, professional fees and other costs, totaled $815,000, and are being amortized over the five-year term of the notes.

      The issuance of the two million warrants from the August 2003 refinancing resulted in the Company recording an increase to shareholders' equity of $1.87 million; a $1.61 million debt discount; and an increase to deferred debt costs of $257,000 for the warrants related to the broker commissions. The Company is amortizing as interest expense the debt discount and deferred debt costs over the five-year term of the notes.

      The $1.61 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments required to be made by the Company for the outstanding balance of $6.925 million owed at March 31, 2004.

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

REPAID DEBT SECURITIES

      The Company repaid all of the outstanding subordinated convertible and non-convertible promissory notes in September 2003 with the proceeds of the August 2003 refinancing.

WARRANTS EXERCISED

      In April 2004, certain note holders of the May 20, 2003 and August 2003 debt issuances exercised 69,500 warrants for $68,520, in which 62,500 warrants were related to the $1.00 warrants issued in conjunction with the August 2003 refinancing and 7,000 warrants related to the $0.86 warrants issued in the May 20, 2003 debt issuance. The $68,520 will increase cash and shareholders' equity in the fiscal fourth quarter of 2004.

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

     o significant provisions for bad debts on the Company's accounts receivable

     o fluctuations in demand for the Company's mobile fueling services resulting from changed economic conditions

     o the Company's ability to acquire sufficient trade credit from fuel suppliers and other vendors

     o competitive pricing for the Company's services at acceptable net margins

OVERVIEW

      The Company's mobile fueling services business continues to be largely dependent on the number of gallons of fuel delivered and the net margin per gallon achieved ("net margin" defined as gross profit plus depreciation included in cost of sales divided by gallons delivered). Since June 30, 2003, the Company has added, on an annualized basis, approximately 8.0 million gallons of net new business, which would, if sustained, result in an expected 55.0 million gallons delivered for the year ending June 30, 2004, a 16% increase over the 47.5 million gallons delivered in the fiscal year 2003.

      For the nine months ended March 31, 2004, the net margin per gallon was
9.3 cents per gallon compared to 11.5 cents per gallon in fiscal 2003. The Company attributes the lower net margin per gallon this year to two factors: (1) a lower average service charge per gallon; and (2) higher direct operating costs (including personnel training and equipment relocation expense) arising from the Company's expansion in existing markets and into new markets. The lower average service charge per gallon was originally caused by aggressive price-cutting by a financially distressed competitor, which has since discontinued business, but the effect on market prices persists today. Management believes that this residual effect lingers because of steadily rising fuel prices, which have put pressure on mobile fueling customers to control costs by resisting service fee increases. The Company continues to believe, however, that pricing for mobile fueling services will increase and should stabilize at more sustainable levels.

      In the third quarter of the 2004 fiscal year, the Company's operating loss and net loss both decreased from the same period in the prior year by over $150,000 and nearly $40,000, respectively. For the nine-month period ended March 31, 2004 compared to March 31, 2003 operating income improved by $939,000 and net loss decreased by $615,000. This improvement was principally due to the $757,000 gain on extinguishment of debt and higher volumes delivered during the nine-month period.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") also improved, increasing by over $135,000 and $875,000 in the three and nine-month periods compared to a year ago (see EBITDA table in Results of Operations section). The Company's increased EBITDA reflects the improvement in cash flow being generated from the Company's business operations before debt service payments and capital expenditures. EBITDA is a key indicator used by management and the financial community to gauge the Company's financial performance utilizing its capital resources. The Company has 30 trucks available for service to support its continuing expansion program in presently served and new markets, and is in a position to add significant new business volumes, generating continued EBITDA improvement with limited capital expenditures.

      The Company's financial condition is stable and, after its August 2003 refinancing transaction, has improved in several ways. This refinancing which provided $5.8 million in net proceeds and lowered debt service requirements over the next two years, better matches the Company's anticipated cash flow and debt obligations, while providing support for the planned growth of its business. Cash availability under the Company's $10 million bank line of credit also increased.

      The Company believes that it will meet its income and cash flow objectives by delivering increased fuel volumes in both existing and new markets and generating higher net margins through improved operating efficiencies, including those resulting from absorbing fixed overhead costs in a growing revenue stream. Labor costs are a primary consideration by existing and prospective customers in the use of mobile fueling services and the Company anticipates an increase in the demand for its services as these labor costs continue to escalate. In January 2004, new federal safety rules became effective reducing the hours truck drivers can be on duty, including time spent fueling their trucks or equipment. The Company believes that these mandated changes should increase the use of mobile fueling services. Fleet operators may decide to use their drivers' time more cost effectively by delivering their product or services rather than using labor to fuel vehicles. During April 2004, the Company expanded its operations in North Carolina and commenced service in the State of Maryland. The Company now conducts business in seven states from 17 operating locations.

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

      The Company provides mobile fueling and fuel management services at a negotiated rate for the services plus the cost of fuel based on market prices. Revenue levels vary depending on the upward or downward movement of fuel prices in each market. In the absence of dramatic fuel price changes that affect customers' actual demand for fuel or materially affect the fuel usage costs of the Company's own fuel delivery trucks, the Company's gross profit on sales is not materially affected by fuel price fluctuations because the Company generally passes all fuel price changes to its customers and charges for its own services on a flat per gallon basis. For the three and nine months ended March 31, 2004, market prices for fuel were higher than for the three and nine months ended March 31, 2003, and delivered volumes increased in the nine-month period due primarily to the addition of new accounts. As a result, revenues increased for the three and nine months ended March 31, 2004, as compared to the three and nine months ended March 31, 2003.

      In the mobile fueling business, the majority of deliveries are made at night on workdays, Monday through Friday, to coincide with customers' fuel service requirements. The number of workdays in any given month will impact the financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset during the fiscal year by emergency mobile fueling services and fuel deliveries to certain customers resulting from impending or actual severe weather and other events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes.

      The Company believes that significant opportunities exist to increase the size of its mobile fueling and fuel management services business and the volumes of fuel sold and delivered in conjunction with it. The Company`s marketing and sales function responsibility is to grow the Company's business. However, this growth is dependent upon a number of business and economic factors, including the success of the Company's sales and marketing and other business strategies; the availability in new and existing markets of sufficient acceptable margin mobile fuel service business; the availability of qualified personnel to provide the level of service required by customers; acceptable cash flow from operating activities; the availability of sufficient debt or equity capital to meet the Company's financing requirements; and changes in market conditions in the related transportation or petroleum industries, some of which factors are beyond the Company's control.

CAPITAL RESOURCES AND LIQUIDITY

      At March 31, 2004 and June 30, 2003, the Company had a total of cash and cash availability on its bank line of credit of $3,512,000 and $390,000, respectively. The increase in the Company's cash and cash availability was principally due to the August 2003 refinancing which resulted in net proceeds of $2.9 million.

      In August 2003, the Company raised $6.925 million from the issuance of five-year 10% promissory notes (the "August 2003 refinancing" and the "August 2003 promissory notes") and 2,008,250 five-year warrants to purchase the Company's common stock at $1.00 per share (the "August 2003 warrants"). The August 2003 promissory notes are collateralized by a first priority security interest in the Company's specialized fueling truck fleet and related equipment and by the patents on its proprietary fuel management system. The resulting liquidity impact of this financing transaction was the repayment of all outstanding equipment and subordinated debt; the generation of $2.9 million of additional working capital for business expansion; and a $2.8 million improvement in cash flow resulting from a moratorium of principal payments during the first two years of the five-year term of the August 2003 promissory notes.

      The August 2003 refinancing significantly strengthened the Company's financial position, enabling it to achieve a stronger balance sheet and improve cash flow resulting from the two-year principal moratorium on principal payments under the August 2003 promissory notes. The Company believes that this transaction enhances its business credibility with present and prospective customers, fuel suppliers, trade creditors, other lenders and the investment community, and its ability to compete in its business sector.

      During the quarter ended September 30, 2003, the Company recorded a pre-tax gain of $757,000 from the prepayment of the outstanding balance owed to its former principal equipment lender and an increase in shareholders' equity of $1.87 million for the value of the 2,008,250 warrants issued in connection with the August 2003 refinancing. In April 2004, 62,500 of these warrants were exercised and resulted in a $62,500 increase in cash and shareholders' equity, respectively.

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

      The Company's mobile fueling business requires it to utilize considerable working capital for fuel, labor and equipment costs prior to receiving payments from customers. The fuel purchased by the Company for resale to customers generally must be paid for in 10-15 days of purchase, with labor costs and taxes paid bi-weekly and equipment related costs generally paid within 30 days. The Company invoices customers both daily and weekly and generally collects its accounts within 30 to 45 days. The days sales outstanding at March 31, 2004 and June 30, 2003 was 30 days.

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

      The Company believes that cash flow from operations; the additional working capital from the August 2003 refinancing and the two-year principal payment moratorium on the August 2003 promissory notes will satisfy its anticipated liquidity requirements for the foreseeable future. However, it may seek additional sources of financing if a cash flow deficiency were to arise in the future. There is no assurance that additional financing would be available to the Company on acceptable terms, or at all. If the Company does not comply with the covenants in its debt agreements, or if adequate funds are not available to finance operations or to pay debt service obligations as they become due, the Company may be required to significantly alter its operations.

      $10 MILLION THREE-YEAR CREDIT FACILITY

      The Company has a three-year $10 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (5.75% at March 31, 2004) and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the line of credit is September 25, 2005. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after September 25, 2005.

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

      As of March 31, 2004 and June 30, 2003, the Company had outstanding borrowings of $4.9 and $4.4 million, respectively, under its $10 million bank lines of credit. Based on eligible receivables outstanding at March 31, 2004, the Company had $864,000 of cash availability on the bank line of credit, and was in compliance with all financial covenants required by the loan and security agreement.

      Management believes that the Company's bank line of credit should provide the working capital needed to maintain and grow its business and to accomplish its business plan. However, if additional financing is required, there can be no assurance that the Company will be able to obtain such financing from its present bank line of credit or another lender at acceptable terms, or at all. Further, since the Company's borrowings under its bank line of credit bear interest at variable interest rates and represent a large portion of the Company's outstanding debt, the Company's financial results could be materially affected by significant increases or decreases in interest rates.

DEBT SECURITIES

      AUGUST 2003 PROMISSORY NOTES

      On August 29, 2003, the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes and five-year warrants to purchase a total 2,008,250 shares of the Company's common stock at $1.00 per share. The August 2003 promissory notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The August 2003 promissory notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31 which commenced on December 31, 2003; and (5) the Company's right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing were $2.9 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the August 2003 promissory notes, the Company negotiated a settlement with its former primary equipment lender and received a $757,000 cash discount by prepaying the $2,204,800 outstanding balance on August 29, 2003. The transaction costs, including commissions, professional fees and other costs, totaled $814,000, and are being amortized over the five-year term of the notes.

      The issuance of the two million warrants from the August 2003 refinancing resulted in the Company recording an increase to shareholders' equity of $1.87 million; a $1.61 million debt discount; and an increase to deferred debt costs of $257,000 for the warrants related to the broker commissions. The Company is amortizing as interest expense the debt discount and deferred debt costs over the five-year term of the notes.

      The $1.61 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments required to be made by the Company for the outstanding balance of $6.925 million owed at March 31, 2004.

      REPAID DEBT SECURITIES

      In September 2003, the Company repaid all of the outstanding subordinated convertible and non-convertible promissory notes with a portion of the proceeds of the August 2003 refinancing.

      WARRANTS EXERCISED

      In April 2004, certain note holders of the May 20, 2003 and August 2003 debt issuances exercised 69,500 warrants for $68,520, of which 62,500 warrants were related to the $1.00 warrants issued in conjunction with the August 2003 refinancing and 7,000 warrants related to the $0.86 warrants issued in the May 20, 2003 debt issuance. The $68,520 will increase cash and shareholders' equity in the fourth quarter of fiscal 2004.

      INTEREST EXPENSE, NET SUMMARY

      As a result of the August 2003 refinancing, the Company's components of net interest expense has changed. The table below shows the net interest expense (in thousands) recorded for the three and nine-month periods:

                                               Three-Month Periods Ended     Nine-Month Periods Ended
                                                        March 31,                    March 31,
                                                 2004            2003          2004            2003
                                               ---------       ---------     --------        --------
Stated Rate Interest Expense:
-----------------------------
Bank line of credit                            $     69        $    107      $   183         $   312
Long term equipment debt                            173              99          450             322
Subordinated debt                                    --              12           20              21
Other                                                 3              --           16              --
                                               ---------       ---------     --------        --------
    Total stated rate interest expense              245             218          669             655

Non-cash Interest Amortization:
-------------------------------
Amortization of deferred debt costs                  43              14          134              35
Amortization of debt discount                        57              --          165              --
                                               ---------       ---------     --------        --------
    Total amortization of interest expense          100              14          299              35
                                               ---------       ---------     --------        --------

Total other interest expense (income)                --              (3)          21             (25)
                                               ---------       ---------     --------        --------

Total interest expense, net                    $    345        $    229      $   989         $   665
                                               =========       =========     ========        ========

      The increase in the interest expense of $116,000 and $324,000 for the three and nine months ended March 31, 2004 compared to the three and nine months ended March 31, 2003, respectively, relates primarily to the higher non-cash interest amortization relating to the August 2003 refinancing as well as higher equipment debt outstanding in the three and nine-month periods ended March 31, 2004, offset by the lower average balance on the Company's bank line of credit for the three and nine months ended March 31, 2004 compared to the three and nine months ended March 31, 2003, respectively.

RESULTS OF OPERATIONS

      The following is a summary of the Company's selected condensed consolidated results of operations for the three and nine-month periods ending March 31, 2004 and 2003 (in 000s):

                                           Three-Month Periods Ended March 31,          Nine-Month Periods Ended March 31,
                                      ------------------------------------------  ---------------------------------------------

                                                             Increase (decrease)                          Increase (decrease)
                                                            --------------------                         ----------------------
                                         2004       2003     Dollars     Percent     2004       2003       Dollars    Percent
                                      ---------  ---------  ---------  ---------  ---------  ---------   ----------  ----------

Total revenues                        $  22,906  $  19,469  $   3,437     17.7 %  $  63,458  $  53,834   $    9,624      17.9 %

Total cost of sales and services         21,930     18,580      3,350     18.0 %     60,586     50,808        9,778      19.2 %
                                      ---------  ---------  ---------  ---------  ---------  ---------   ----------  ----------
   Gross profit                             976        889         87      9.8 %      2,872      3,026         (154)     (5.1)%

Selling, general, and administrative
   expenses                              (1,096)    (1,161)       (65)    (5.6)%     (3,281)    (3,617)        (336)     (9.3)%

Gain on extinguishment of debt               --         --         --         --        757         --          757          --

Interest expense, net                      (345)      (229)       116     50.7 %       (989)      (665)         324      48.7 %
Income tax expense                           --         --         --         --         --         --          --           --
                                      ---------  ---------  ---------  ---------  ---------  ---------   ----------  ----------
   Net loss                           $    (465) $    (501) $     (36)    (7.2)%  $    (641) $  (1,256)  $     (615)    (49.0)%
                                      =========  =========  =========  =========  =========  =========   ==========  ==========
Gallons Delivered                        13,315     11,496      1,819     15.8 %     40,332     34,863        5,469      15.7 %
                                      =========  =========  =========  =========  =========  =========   ==========  ==========


COMPARISON OF THREE AND NINE MONTHS ENDED MARCH 31, 2004 TO MARCH 31, 2003

      REVENUES

      Revenue increased $3.4 million and $9.6 million for the three and nine months ended March 31, 2004 compared to the three and nine months ended March 31, 2003. The increase in revenue resulted primarily from higher wholesale fuel prices and additional higher priced mobile fueling deliveries of 1.8 million and
5.5 million gallons during the respective three and nine month periods. The increase in volume during the respective three and nine month periods was primarily due to the net addition of new accounts.

      GROSS PROFIT

      Gross profit increased by $87,000 and decreased by $154,000 in the three and nine months ended March 31, 2004, respectively, compared to the three and nine months ended March 31, 2003. The variance in the three and nine-month periods resulted primarily from the additional revenues attributable to the increase in volume delivered in the current year of 1.8 million gallons and 5.5 million gallons, respectively, which was offset by decreases in the average service charge per gallon and increases in direct operating expenses relating to higher delivery costs for the new volume added during the periods. The decrease in the average service charge of fuel delivered for the nine months ended March 31, 2004 was $.023 per gallon, or $781,000. This decrease in the average service charge resulted from the Company lowering its service charges to many of its customers to counter aggressive discounting scheme undertaken by a former competitor which has since discontinued business. The Company's ability to recapture that decrease has been hampered by steadily rising fuel prices, which have fostered customer resistance to higher mobile fueling service fees

      The average net margin per delivered gallon of fuel decreased from 10.3 cents for the three months ended March 31, 2003 to 9.4 cents for the three months ended March 31, 2004 and from 11.5 cents for the nine months ended March 31, 2003 to 9.3 cents for the nine months ended March 31, 2004. The decrease in net margin per gallon resulted primarily from the decrease in average service charge per gallon and higher direct operating expenses related to the mobilization of more equipment and personnel to deliver the increased gallons.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expenses decreased $65,000 and $336,000 in the three and nine months ended March 31, 2004 compared to the three and nine months ended March 31, 2003, respectively. The decrease in these expenses in the three-month period resulted primarily from a $67,000 decrease in the provision for bad debts. The decrease in the nine month period was primarily due to a reduction of the provision for bad debts of $233,000 which was incurred in the prior year and related to the Company's billing system conversion; a reduction of professional fees of $54,000; and reductions in payroll expense of $91,000.

      INTEREST EXPENSE, NET

      Interest expense, net, increased $116,000 and $324,000 in the three and nine-month periods ended March 31, 2004, respectively, compared to the three and nine-month periods ended March 31, 2003. The increases were primarily due to the debt discount and deferred debt costs amortization of $86,000 and $264,000 during the respective three and nine month periods and additional interest on the outstanding long term equipment debt of $74,000 and $128,000 during the respective three and nine month periods and were partially offset by decreases in interest expense on the bank line of credit of $38,000 and $129,000 during the respective three and nine month periods.

      INCOME TAXES

      The Company recorded no income tax expense in the three and nine-month periods ended March 31, 2004 or March 31, 2003. The Company has $13.9 million in net operating loss carryforwards which may be available to offset future taxable income.

      EBITDA

      EBITDA increased $137,000 and $882,000 in the three and nine months ended March 31, 2004 compared to the three months ended March 31, 2003, respectively. The increase in EBITDA for the three-month period was primarily due to the increase in gross profit of $87,000 and the decrease in selling, general, and administrative expenses of $65,000. The increase in EBITDA for the nine-month period was primarily due to the gain on extinguishment of debt of $757,000 relating to the August 2003 refinancing, higher volumes delivered, and decreases in selling, general and administrative expenses of $336,000, which was offset by the decrease in gross profit of $154,000.

      Components of EBITDA for the three and nine months ended March 31, 2004 and 2003 are as follows:

                                   Three-months Ended         Nine-months Ended
                                -----------------------   --------------------------
                                 March 31,    March 31,     March 31,     March 31,
                                   2004         2003          2004          2003
                                ----------   ----------   -----------   ------------

Net loss                        $ (465,000)  $ (501,000)  $  (641,000)  $ (1,256,000)
Add back:
   Interest expense                245,000      215,000       690,000        630,000
   Non-cash interest expense       100,000       14,000       299,000         35,000
   Depreciation and
     amortization expense:
      Cost of sales                283,000      297,000       853,000        933,000
      Selling, general and
        administrative              48,000       49,000       145,000        122,000
                                ----------   ----------   -----------   ------------
EBITDA                          $  211,000   $   74,000   $ 1,346,000   $    464,000
                                ==========   ==========   ===========   ============

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate debt outstanding to finance working capital needs and a portion of the Company's mobile fueling truck fleet. These debts bear interest at the United States prime interest rate plus a fixed markup and are subject to change based upon interest rate changes in the United States. The Company does not currently use, and has not historically used, derivative instruments to hedge against such market interest rate risk. Increases or decreases in market interest rates could have a material impact on the financial condition, results of operations and cash flows of the Company. In the absence of dramatic price changes that affect customers' actual demand for fuel or materially affect the fuel usage costs of the Company's own fuel delivery trucks, the Company's gross profit on sales is not directly affected by fuel price fluctuations because the Company generally passes all fuel price changes to its customers and charges for its own services on a flat per gallon basis. On the other hand, the Company believes that recent increases in fuel prices may be contributing to customer resistance to higher service fees.


ITEM 4.  CONTROLS AND PROCEDURES

      As of the end of the period reported on in this report, the Company has undertaken an evaluation under the supervision and with the participation of the Company's management, including our Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed in the reports that are filed or submitted under the Exchange Act.

      There have been no significant changes in the Company's internal controls during the quarter ended March 31, 2004, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (A)  EXHIBITS

            EXHIBIT NO.                   DESCRIPTION

               31.1     Certificate of Chief  Executive  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

               31.2     Certificate of Chief  Financial  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002)

               32.1     Certificate  of Chief  Executive  Officer  and  Chief
                        Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

       (B)   REPORTS ON FORM 8-K

             1) The Company filed a report on Form 8-K under Item 12, Results of
                Operations and Financial Position, dated February 17, 2004 announcing the issuance of a press release on February 17, 2004, reporting operating results for the second quarter ended December 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       STREICHER MOBILE FUELING, INC.


May 14, 2004                           By:  /S/ RICHARD E. GATHRIGHT
                                          --------------------------------------
                                          Richard E. Gathright
                                          Chief Executive Officer and President



                                       By:  /S/ MICHAEL S. SHORE
                                          --------------------------------------
                                          Michael S. Shore
                                          Senior Vice President and Chief
                                          Financial Officer

                                                                    EXHIBIT 31.1

                                 CERTIFICATIONS


I, Richard E. Gathright, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Streicher Mobile Fueling, Inc.;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 14, 2004



/S/ RICHARD E. GATHRIGHT
-------------------------------------
Richard E. Gathright
President and Chief Executive Officer

                                                                    EXHIBIT 31.2

                                 CERTIFICATIONS


I, Michael S. Shore, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Streicher Mobile Fueling, Inc.;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 14, 2004



/S/ MICHAEL S. SHORE
-------------------------------------------------
Michael S. Shore
Senior Vice President and Chief Financial Officer

                                                                  EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Streicher Mobile Fueling, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of The Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     A signed original of this written statement required by Section 906 has been provided to Streicher Mobile Fueling, Inc. and will be retained by Streicher Mobile Fueling, Inc. and furnished to the Securities and Exchange commission or its staff upon request.




/S/ RICHARD E. GATHRIGHT
-------------------------------------------------
Richard E. Gathright
President and Chief Executive Officer
May 14, 2004


/S/ MICHAEL S. SHORE
-------------------------------------------------
Michael S. Shore
Senior Vice President and Chief Financial Officer
May 14, 2004