Form 10-K
period 2004-06-30
STREICHER MOBILE FUELING INC
filed 2004-09-28
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2004

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting stock held by non-affiliates was $6,198,991. The aggregate market value was computed by reference to the last sale price of the registrant's Common Stock on the NASDAQ Stock Market on September 23, 2004.

      As of September 23, 2004 there were 7,367,960 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain Portions of Registrant's Proxy Statement relating to the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                    PAGE
PART I.
-------

Item 1.     Description of Business...............................................     1

Item 2.     Description of Property...............................................     9

Item 3.     Legal Proceedings.....................................................     9

Item 4.     Submission of Matters to a Vote of Security Holders...................     9


PART II.
--------

Item 5.     Market for Common Equity and Related Shareholder Matters..............    10

Item 6.     Selected Financial Data...............................................    10

Item 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................    13

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk............    25

Item 8.     Financial Statements and Supplementary Data...........................    25

Item 9.     Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure.........................................    25

Item 9A.    Controls and Procedures...............................................    26


PART III.
---------

Item 10.    Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act................    27

Item 11.    Executive Compensation................................................    27

Item 12.    Security Ownership of Certain Beneficial Owners and Management........    27

Item 13.    Certain Relationships and Related Transactions........................    27

Item 14.    Principal Accounting Fees and Services................................    27

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.......    28

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

      Streicher Mobile Fueling, Inc., a Florida corporation (the "Company") formed in 1996, provides mobile fueling and fuel management out-sourced services to businesses that operate fleets of vehicles and equipment of various sizes, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. The Company's specialized truck fleet delivers fuel to customers' locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and/or re- supplying fixed-site storage facilities. The Company's patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting.

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

      The Company presently operates over 100 custom specialized mobile fueling trucks from 16 operating locations in California, District of Columbia, Florida, Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Texas and Virginia and continues to increase market penetration in its existing service areas and to develop its operations in new markets. During the 2004 fiscal year, the Company entered new markets in the District of Columbia, Maryland, North Carolina and Virginia, and in August 2004, the Company entered the Pennsylvania market. The Company intends to continue to enter other new markets where it believes that mobile fueling or fuel management business can be obtained at profitable margins. The Company is also actively seeking acquisitions to achieve additional growth.


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

      o PROVIDES CENTRALIZED INVENTORY CONTROL AND MANAGEMENT. The Company's fuel management system provides fleet operators with a central management data source. Web-based comprehensive reports detail, among other things, the location, description, fuel type and daily and weekly fuel consumption of each vehicle or piece of equipment fueled by the Company. This eliminates customers' need to invest working capital to carry fuel supplies, allow customers to centralize their fuel inventory controls, track and analyze vehicle movement and fuel consumption for management and fuel tax reporting purposes.

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

      The Company currently distributes diesel, gasoline and alternative fuels to approximately 800 customers. Revenue (excluding fuel taxes) from one large customer, the United States Postal Service, totaled $9.5 million (14% of total revenue) and $8.5 million (16% of total revenue) in the fiscal years ended June 30, 2004 and 2003, respectively. However, revenue from this customer was generated from a total of six and nine separate and non-interdependent written contracts of varying lengths of service and renewal options for the years ended June 30, 2004 and 2003, respectively. Although the Company has formal, length of service written contracts with certain of its larger customers, such agreements are not customary in the mobile fueling business and are not entered into by the Company with the majority of its customers. Most of the Company's customers can terminate the Company's mobile fueling services at any time and for any reason, and the Company can similarly discontinue service to any customer. The Company would discontinue service to a customer if changes in the service conditions or other factors cause the Company not to meet its minimum level of margins and rates, and the Company is unable to re-negotiate its arrangement with the customer.

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

TRUCK FLEET AND OPERATIONS

      The Company currently provides its mobile fueling and fuel management services from 26 locations in California, District of Columbia, Florida, Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Texas and Virginia. The Company delivers fuel utilizing its own fleet of over 100 custom mobile fueling trucks with multi-compartmented tanks whose fuel carrying capacities range from 2,800 to 4,400 gallons. Generally, each truck services between five and fifteen customer locations per night or day, on specified delivery routes, depending on customer size and fueling logistics. The fuel supply to be delivered is acquired daily at local third-party terminal storage facilities. Each truck is operated by a driver who also handles the actual fueling of the customers' vehicles ("fueler/operator").

FUEL TRACKING AND REPORTING SYSTEM

      The Company utilizes a patented proprietary fuel tracking and reporting management system in its mobile fueling operations. It owns all patents covering the system, the rights to which are registered with the United States Patent and Trademark Office. The Company believes its system to be the first and only one specifically designed to meet the demands and rigors of mobile fueling, and the only one certified for accuracy by The National Conference on Weights and Measures. Data is derived from the Fuel Tracking Controller ("FTC") Computer which is installed on each truck and is linked to the Company's fueler/operator by a hand-held radio controlled scanning and transmitting device. The FTC Computer is programmed to control any variety of truck configurations, including single or multiple products and any number of pumps and hoses attached to the truck. The FTC fuel management system electronically records date, time, customer vehicle identification number, product type and volume of fuel delivered by the Company's trucks into each customer vehicle. For security and tracking purposes, the FTC Computer will not permit fuel to be dispensed from the Company's truck unless both the customer's fleet yard and the individual vehicle or piece of equipment to be fueled are electronically verified by the FTC Computer registration. All fueling transactions are recorded on the truck's FTC Computer, downloaded at the Company's service locations and transmitted to the Company's corporate headquarters where the data is assimilated into detailed service reports and invoices for the customer. This information can be delivered to the customer by a number of methods, including the internet, and data may also be delivered to the customer at his vehicle location at the time of fueling.

      Because some service applications require both mobile fueling and the use by the customer of his own on-site storage tanks, the Company has adapted the FTC Computer to track the use by the customer of its own fixed-site tanks. Upon installation of an FTC Computer, the Company services and manages fuel delivery to a customer's on-site storage tank, providing reports detailing fuel dispensed from the tank into each of the customer's vehicles, either alone or in combination with the customer's mobile fueling use.

FUEL SUPPLY

      Diesel fuel and gasoline are commodities which are refined and distributed by numerous sources. The Company purchases the fuel delivered to its customers from multiple suppliers at daily market prices and in some cases qualifies for discounts. The Company monitors fuel prices and trends in each of its service markets on a daily basis and seeks to purchase its supply at the lowest prices and under the most favorable terms. Commodity price risk is mitigated since the Company purchases and delivers fuel supplies daily and generally utilizes cost-plus pricing when billing customers. The Company also handles the delivery of customer and third-party supplied fuel.

EXECUTIVE OFFICERS

      The executive officers of the Company as of June 30, 2004 are as follows:

             Name                Age                     Position and Office
-----------------------------   -----   -----------------------------------------------
Richard E. Gathright.........    50     President, Chief Executive Officer and Director
Michael S. Shore.............    36     Senior Vice President, Chief Financial Officer,
                                           Secretary and Treasurer
Gary G. Williams.............    48     Senior Vice President, Commercial Operations
Paul C. Vinger...............    34     Senior Vice President, Corporate Planning and
                                           Fleet Operations
Timothy W. Koshollek.........    40     Vice President, Marketing and Sales

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

      MR. SHORE has been Senior Vice President, Chief Financial Officer, Secretary and Treasurer since February 2002. Prior to joining the Company, he was CEO and President of Shore Strategic and Financial Consulting, providing financial, management and information systems technology services to corporate clients in the United States and Latin America. From 1998 to 2000, he served as Director of Finance/Controller for the North American Zone Operations of the Paris-based Club Mediterranee. From 1996 to 1998, he was Vice President of Finance for Interfoods of America, Inc., the largest Popeyes Fried Chicken & Biscuits franchisee. From 1994 to 1996, he was the Manager of Accounting for Arby's, Inc. Mr. Shore began his professional career in 1990 with Arthur Andersen, LLP where he became a Senior Auditor.

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

EMPLOYEES

      At June 30, 2004, the Company had 165 full-time employees.

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

      NO ASSURANCES OF FUTURE PROFITABILITY; LOSSES FROM OPERATIONS; NEED FOR CAPITAL. The Company incurred net losses for the fiscal years ended June 30, 2004, 2003 and 2002. In order for the Company to earn profits in the future, it needs to increase volumes at profitable margins, control costs and generate sufficient cash flow to support its working capital and debt service requirements. There is no assurance that management will be able to accomplish its business plan, or that it will be able to continue to raise capital at terms which are acceptable to the Company, to support working capital requirements or debt service shortfalls during any business downturns. At June 30, 2004, the Company's working capital was $2.5 million compared to a working capital deficit of $2.4 million on June 30, 2003. The $4.9 million increase principally relates to the August 2003 debt refinancing that yielded net proceeds of $2.8 million and the reduction of the current portion of long-term debt of $2.0 million due to the two-year principal moratorium. While in the fourth quarter ending
June 30, 2004, net margin per gallon improved to 11.9 cents per gallon versus 2004 annual average net margin per gallon of 9.9 cents, there is no assurance that this trend will continue in the future. In the event of adverse market conditions in the mobile fueling industry, negative customer reactions to new or existing marketing strategies, or negative economic conditions generally, margins may fail to improve further or even diminish.

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

      GROWTH DEPENDENT UPON EXPANSION; RISKS ASSOCIATED WITH EXPANSION INTO NEW MARKETS. A significant component of the Company's future growth strategy will be to expand the Company's business into new service locations. The Company intends to expand into additional major and secondary metropolitan areas. Expansion will largely be dependent on the Company's ability to demonstrate the benefits of mobile fueling to potential new customers; successfully establish and operate new locations; hire, train and retain qualified management, operating, marketing and sales personnel; finance capital expenditures and working capital requirements; secure reliable sources of product supply on a timely basis and on commercially acceptable credit terms; and successfully manage growth by effectively supervising operations, controlling costs and maintaining appropriate quality controls. The Company's growth will depend upon its ability to achieve greater penetration in existing markets and to successfully enter new markets. The Company may also seek to expand through the acquisition of existing companies or their operations and customer bases. During the fiscal year ended June 30, 2004, the Company commenced operations in new markets in the District of Columbia, Maryland, North Carolina and Virginia. In August 2004, the Company entered the Pennsylvania market. There can be no assurance that the Company will be able to successfully continue to expand its operations beyond these recently entered new markets.

      ACQUISITION AVAILABILITY; INTEGRATING ACQUISITIONS. The Company's future growth strategy may also involve the acquisition of other mobile fueling companies, wholesale fuel or petroleum lubricant distributors or related entities and businesses in existing and new markets. There can be no assurance that the Company will be able to locate or make suitable acquisitions on acceptable terms or that any future acquisitions would be effectively and profitably integrated into the Company's operations. Acquisitions involve risks that could adversely affect the Company's operating results, including management commitment; integration of the operations and personnel of the acquired business; future write downs of acquired intangible assets; and possible loss of key personnel of the acquired business.

      DEPENDENCE ON KEY PERSONNEL. The future success of the Company will be largely dependent on the continued services and efforts of Richard E. Gathright, the Company's President and Chief Executive Officer, and other key executive personnel. The loss of the services of Mr. Gathright or other key executive personnel could have a material adverse effect on the Company's business and prospects. The Company's success and plans for future growth will also depend on its ability to attract and retain additional qualified management, operating, marketing, sales and financial personnel. There can be no assurance that the Company will be able to hire or retain such personnel on terms satisfactory to the Company. Mr. Gathright and the Company have recently extended his existing employment agreement so that it now expires October 31, 2005. The Company has also entered into written employment agreements with certain other executive personnel.

      FUEL PRICING; EFFECT ON PROFITABILITY. Diesel fuel and gasoline are commodities which are refined and distributed by numerous sources. The Company purchases the fuel delivered to its customers from multiple suppliers at daily market prices and in some cases qualifies for certain discounts. The Company monitors fuel prices and trends in each of its service markets on a daily basis and seeks to purchase its supply at the lowest prices and under the most favorable terms. Commodity price risk is mitigated since the Company purchases and delivers its fuel supply daily and generally utilizes cost-plus pricing when billing its customers. If the Company cannot continue to utilize cost-plus pricing when billing its customers, margins would likely decrease and a loss could be incurred. The Company has not engaged in derivatives or futures trading to hedge fuel price movements.

      RISKS ASSOCIATED WITH CUSTOMER CONCENTRATION; ABSENCE OF WRITTEN AGREEMENTS. Although the Company provides services to an extensive number of customers, a significant portion of its revenue is generated from a few of its larger customers. While the Company does have formal, length of service written contracts with some of these larger customers, such agreements are not customary in the mobile fueling business and have not been entered into by the Company with the majority of its customers. As a result, most of the Company's customers can terminate the Company's mobile fueling services at any time and for any reason, and the Company can similarly discontinue service to any customer. The Company may discontinue service to a customer if changes in the service conditions or other factors cause the Company not to meet its minimum level of margins and rates, and the pricing or delivery arrangements cannot be re-negotiated. As a result of this customer concentration and absence of written agreements, the Company's business, results of operations and financial condition could be materially adversely affected if one or more of its large customers were lost or if the Company were to experience a high rate of service terminations.

      MANAGEMENT OF GROWTH. The Company's future growth strategy is dependent on effective operational, financial and other internal systems, and the ability to attract, train, motivate, manage and retain its employees. If the Company is unable to manage growth effectively, results of operations will be adversely affected.

      COMPETITION. The Company competes with other mobile fueling service providers, including several regional, and numerous small, independent operators who provide these services. The Company also competes with retail marketing where fleet operators have the option of fueling their own equipment at retail stations and other third-party service locations such as cardlock facilities. The Company's ability to compete is dependent on numerous factors, including price, delivery dependability, credit terms, service locations, and reporting and invoicing services. There can be no assurance that the Company will be able to continue to compete successfully as a result of these or other factors.

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

ITEM 2.  DESCRIPTION OF PROPERTY

      The following table sets forth certain information concerning the property and facilities that are owned or leased by the Company for use in its operations:

                                                                        Lease Expiration
           Description                      Location                    With All Options          Notes
           -----------                      --------                    ----------------          -----
      Office                           Gardena, California                  7/15/05                (1)
      Truck yard/parking               Gardena, California                  3/31/05                (1)
      Corporate offices                Ft. Lauderdale, Florida              2/28/05                (1)
      Truck yard and office            Ft. Myers, Florida              90 days to 90 days          (1)
      Truck yard and office            Port Everglades, Florida             2/28/05                (1)
      Truck yard and office            Jacksonville, Florida                8/31/15                (1)
      Truck yard and office            Baltimore, Maryland               Month to Month            (1)
      Truck yard and office            Melbourne, Florida                Month to Month            (1)
      Truck yard and office            Orlando, Florida                      6/1/05                (1)
      Office                           Tampa, Florida                    Month to month            (1)
      Truck yard                       Tampa, Florida                         N/A                  (2)
      Truck yard and office            Doraville, Georgia                   11/1/05                (1)
      Truck yard and office            Charlotte, North Carolina         Month to month            (1)
      Truck yard/parking               Greensboro, North Carolina        Month to Month            (1)
      Truck yard and office            Kingsport, Tennessee              Month to Month            (1)
      Truck yard/parking and office    Chattanooga, Tennessee            Month to Month            (1)
      Truck yard and office            Houston, Texas                       3/31/05                (1)
      Truck yard and office            Ft. Worth, Texas                     12/31/04               (1)
      Truck parking                    Harrisburg, Pennsylvania          Month to Month            (1)

---------------
(1) Leased.
(2) Property owned by the Company.


ITEM 3.  LEGAL PROCEEDINGS

      On December 15, 2003, the National Labor Relations Board filed an application for enforcement of its October 31, 2003 order requiring the Company to bargain with the International Brotherhood of Teamsters, Local 385, AFL-CIO as the exclusive bargaining representative of the 14 full-time and regular part-time truck drivers employed by the Company at its Orlando, Florida facility, and alleging unfair labor practices in connection with that refusal to bargain [NLRB v. Streicher Mobile Fueling, Inc., No. 03-16340-AA, U.S. Court of Appeals (11th Cir.)] The Company has answered the application, denying that the union was properly certified and denying any unfair labor practices. The Company is vigorously defending the matter on various grounds, including the union's use of a misleading sample ballot during the certification process. Briefing has been completed and the Court has scheduled oral argument for December 2004. The Company believes that the outcome of this issue will not be material to the results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 2004.

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

                                           Common Stock                 Warrants
                                        ----------------------      ----------------------
                                        High          Low           High          Low
      Year Ended June 30, 2004
         1st quarter                      $ 1.36       $ 0.80        $ 0.19        $ 0.08
         2nd quarter                      $ 1.55       $ 1.01        $ 0.29        $ 0.03
         3rd quarter                      $ 3.30       $ 1.03        $ 0.35        $ 0.15
         4th quarter                      $ 2.40       $ 1.20        $ 0.26        $ 0.01

      Year Ended June 30, 2003
         1st quarter                      $ 1.33       $ 0.80        $ 0.08        $ 0.06
         2nd quarter                      $ 1.40       $ 0.72        $ 0.13        $ 0.01
         3rd quarter                      $ 1.09       $ 0.73        $ 0.11        $ 0.02
         4th quarter                      $ 1.07       $ 0.62        $ 0.27        $ 0.04

      Year Ended June 30, 2002
         1st quarter                      $ 1.63       $ 1.10        $ 0.14        $ 0.06
         2nd quarter                      $ 1.40       $ 0.96        $ 0.08        $ 0.03
         3rd quarter                      $ 1.30       $ 0.98        $ 0.11        $ 0.06
         4th quarter                      $ 1.37       $ 1.00        $ 0.11        $ 0.07

      On June 30, 2004, the closing bid price of the common stock was $1.27 per share and the closing bid price of the warrants was $0.17 per warrant. As of June 30, 2004, there were approximately 45 holders of record of the Company's common stock and approximately 537 beneficial owners of the Company's common stock.

      The Company has never declared or paid any dividends on its common stock. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Board of Directors does not intend to declare dividends in the foreseeable future, but instead intends to retain any future earnings for use in the Company's business operations.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data of the Company and its consolidated subsidiaries are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial table below is for each of the fiscal years ended June 30, 2004, 2003 and 2002, the transition period ended June 30, 2001, and the fiscal years ended January 31, 2001, and 2000. Except for the unaudited financial and statistical information section, and the unaudited selected financial data for the fiscal year ended June 30, 2001 which is presented for 12-month comparison information only, the selected financial data is derived from the audited Consolidated Financial Statements of the Company for the fiscal years ended June 30, 2004, 2003 and 2002, the transition period ended June 30, 2001, and the fiscal years ended January 31, 2001 and 2000.

(in thousands, except net margin per gallon and per share data)
---------------------------------------------------------------------------------------------------------------------
                                                                                    Five-month
                                                                                    Transition
                                                                                      Period
                                                                                      Ended
                                                                                     June 30,        Fiscal Year
                                                 Fiscal Years Ended June 30,           2001       Ended January 31,
                                       ------------------------------------------- ------------- --------------------
                                             2004    2003        2002        2001                     2001      2000
---------------------------------------------------------------------------------------------------------------------
Selected Income Statement Data:                                        (unaudited)
---------------------------------------------------------------------------------------------------------------------
Total revenue                              89,997  72,194      60,849      79,486       29,510      86,457    74,171
Gross profit                                4,298   4,023       4,591       2,520          740       3,093     4,629
Operating profit (loss)                       661    (693)        209      (1,273)      (1,386)        241     1,559
Beneficial conversion of debt to
  equity interest expense                       -       -        (241)          -            -           -         -
                                       ------------------------------------------------------------------------------
Net (loss) income                            (698) (1,581)     (1,162)     (2,774)      (1,951)     (1,335)      472
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
 Share Data:
---------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share            (.10)  (0.22)      (0.20)      (0.84)       (0.47)      (0.49)     0.17
Diluted net income (loss) per share          (.10)  (0.22)      (0.20)      (0.84)       (0.47)      (0.49)     0.16
Basic weighted average common shares
  outstanding (`000)                        7,261   7,221       5,698       3,315        4,194       2,717     2,710
Diluted weighted average common
  shares outstanding (`000)                 7,261   7,221       5,698       3,315        4,194       2,717     2,881
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Data:
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                   2,708     211         815           6            6         447       353
Accounts receivable, net                    8,280   6,113       6,382       8,669        8,669       9,638     9,588
Bank line of credit payable                 4,919   4,410       4,680       6,905        6,905       7,286     7,679
Long term debt (including
  current portion)                          5,558   4,478       5,152       8,182        8,182       8,173     8,031
Shareholders' equity                        5,348   4,111       5,676       3,332        3,332       5,218     4,289
Total Assets                               20,018  16,011      18,560      22,194       22,194      24,645    23,931
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Financial and Statistical Information:
---------------------------------------------------------------------------------------------------------------------
EBITDA (1)                                  1,983     737       1,712         223         (748)      1,659     2,709
Working Capital (deficit) (4)               2,472  (2,430)     (1,576)     (3,093)      (3,093)     (1,891)   (1,797)
Net Margin (2)                              5,428   5,426       6,049       3,946        1,354       4,442     5,713
Net Margin per gallon (in dollars) (3)      0.099   0.115       0.122       0.073        0.062       0.077     0.096
Total Gallons (000's)                      54,594  47,294      49,500      54,102       21,800      57,600    59,400
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Non-GAAP Measure Reconciliation
EBITDA Calculation:
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                            (698) (1,581)     (1,162)     (2,774)      (1,951)     (1,335)      472
Add back:
  Interest expense                          1,361     915       1,175       1,571          590       1,645     1,152
  Beneficial conversion of debt
    to equity interest expense                  -       -         241           -            -           -         -
  Depreciation and amortization
    expense                                 1,320   1,403       1,458       1,426          613       1,349     1,085
                                       ----------  ------     -------     -------      -------     -------   --------
EBITDA                                      1,983     737       1,712         223         (748)      1,659     2,709
---------------------------------------------------------------------------------------------------------------------

(1) EBITDA = Earnings before interest, taxes, depreciation and amortization.
(2) Net Margin = Gross profit plus cost of sales depreciation
(3) Net margin per gallon = Net Margin / Total Gallons
(4) Working Capital (deficit)= current assets - current liabilities
(5) Operating profit, net income and EBITDA for fiscal year ended June 30, 2004, includes a $757,000 gain on extinguishment of debt

UNAUDITED QUARTERLY SELECTED FINANCIAL DATA FOR FISCAL YEAR ENDED JUNE 30, 2004 AND 2003

(in thousands, except net margin per gallon and per share data)
--------------------------------------------------------------------------------------------------------------------------------
                                                    June 30, 2004                                 June 30, 2003
                                                                            YTD                                          YTD
Selected Income Statement Data:        Q1       Q2       Q3        Q4      2004      Q1       Q2        Q3       Q4      2003
--------------------------------------------------------------------------------------------------------------------------------
Total revenue                         19,417   21,136   22,906    26,539   89,997   17,079   17,286    19,469   18,360  72,194
Gross profit                             822    1,074      976     1,426    4,298    1,393      744       889      997   4,023
Operating profit (loss)                  487      (20)    (120)      314      661      313     (632)     (272)    (102)   (693)
Net income (loss)                        206     (382)    (465)      (57)    (698)     103     (858)     (501)    (325) (1,581)
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Per Share Data:
--------------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share       0.03    (0.05)   (0.06)   (0.01)    (0.10)    0.01    (0.12)    (0.07)  (0.04)   (0.22)
Diluted net income (loss) per share     0.03    (0.05)   (0.06)   (0.01)    (0.10)    0.01    (0.12)    (0.07)  (0.04)   (0.22)
Basic weighted average common
  shares outstanding (`000)            7,248    7,248    7,248     7,301    7,261    7,214    7,218     7,220    7,232   7,221
Diluted weighted average common
  shares outstanding (`000)            7,505    7,248    7,248     7,301    7,261    7,223    7,218     7,220    7,232   7,221
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Selected Balance Sheets Data:
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents              2,086    2,037    2,454     2,708    2,708      314       21         -      211     211
Accounts receivable, net               6,119    6,997    7,657     8,280    8,280    7,689    7,091     6,297    6,113   6,113
Bank line of credit payable            3,541    4,412    4,855     4,919    4,919    5,542    5,533     4,468    4,410   4,410
Long term debt (including
  current portion)                     5,344    5,424    5,481     5,558    5,558    4,647    4,412    4,354     4,478    4,478
Shareholders' equity                   6,200    5,815    5,336     5,348    5,348    5,784    4,921     4,424    4,111   4,111
Total Assets                          17,932   18,796   19,725    20,018   20,018   18,947   18,005    16,498   16,011  16,011
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Financial and Statistical Information:
--------------------------------------------------------------------------------------------------------------------------------
EBITDA                                   824      313      211       635    1,983      677     (266)       77      249     737
Working Capital (Deficit)              2,155    2,157    2,053     2,472    2,472   (1,798)  (2,188)   (2,243)  (2,430) (2,430)
Net Margin                             1,107    1,359    1,259     1,703    5,428    1,737    1,108     1,235    1,346   5,426
Net Margin per gallon (in dollars)     0.083    0.099    0.095     0.119    0.099    0.146    0.097     0.107    0.108   0.115
Total Gallons (000's)                 13,273   13,746   13,314    14,261   54,594   11,892   11,476    11,496   12,430  47,294
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Non-GAAP Measure Reconciliation
EBITDA Calculation:
--------------------------------------------------------------------------------------------------------------------------------
Net income/(loss)                        206     (382)    (465)      (57)    (698)     103     (858)     (501)    (325) (1,581)
Add back:
  Interest expense                       284      362      345       370    1,361      232      226       232      225     915
  Depreciation and amortization:
    Cost of sales                        285      285      283       277    1,130      310      323       297      302   1,232
    Sales, general, and
      administrative                      49       48       48        45      190       32       43        49       47     171
                                         ---      ---      ---       ---    -----      ---      ---        --      ---   -----
 EBITDA                                  824      313      211       635    1,983      677     (266)       77      249     737
--------------------------------------------------------------------------------------------------------------------------------
(1)   EBITDA = Earnings before interest, taxes, depreciation and amortization.
(2)   Net Margin = Gross profit plus cost of sales depreciation
(3)   Net margin per gallon = Net Margin / Total Gallons
(4)   Working Capital (deficit)= current assets - current liabilities
(5)   June 30, 2004, first quarter operating profit, net income and EBITDA includes a $757,000 gain on extinguishment of debt

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company's audited consolidated financial statements and related notes included elsewhere in this Form 10-K.


FORWARD LOOKING STATEMENTS

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

      The Company provides mobile fueling and fuel management services at a competitive rate for these services plus the cost of fuel and procurement based on market prices. Revenue levels vary depending on the upward or downward movement of fuel prices in each market. Although dramatic fuel price changes can affect customers' demand for fuel or impact the fuel usage costs of the Company's delivery trucks, the Company's gross profit on sales is not directly affected by fuel price fluctuations since the Company passes on fuel price changes to its customers and charges for its services on a per gallon basis based on a targeted rate per hour. While there may be a perceived correlation between customer resistance to payment of higher service charges, or margin, to the Company when fuel prices rise sharply, as they have in recent years, the Company is essentially marketing labor savings, fuel theft reduction and other services which reduce or limit the overall cost of fuel supply, and the Company believes that higher fuel prices do not have a long-term effect on its margins. During the fiscal year ended June 30, 2004, market prices for fuel were significantly higher than the fiscal years ended June 30, 2003 and 2002. Delivered volumes in the current twelve-month period increased primarily due to the addition of new accounts and market expansion.

      The Company believes that significant opportunities exist to increase the size of its mobile fueling and fuel management services business and the volumes of fuel sold and delivered in conjunction with it. The Company`s marketing and sales function responsibility is to grow the Company's business. This growth is dependent upon a number of business and economic factors, including the success of the Company's sales and marketing and other business strategies; the availability of sufficient acceptable margin mobile fuel service business in new and existing markets; the retention of qualified personnel to provide the level of service required by customers; the generation of acceptable cash flow from operating activities; the sufficiency of debt or equity capital to meet the Company's financing requirements; and changes in market conditions in the related transportation or petroleum industries, some of which factors are beyond the Company's control.

                                  (All amounts in thousands of dollars, except share and volume data)

                                         3 Months Ended (Unaudited)                                12 Months Ended
                                         --------------------------                                ---------------
                                                         Increase    Increase                                Increase    Increase
                                                         --------    --------                                --------    --------
                             6/30/2004     6/30/2003    (Decrease)  (Decrease)    6/30/2004    6/30/2003    (Decrease)  (Decrease)
                             ---------     ---------    ----------  ----------    ---------    ---------    ----------  ----------
Total revenues                   26,539       18,360         8,179         45 %       89,997       72,194       17,803         25 %
Gross profit                      1,426          997           429         43 %        4,298        4,023          275          7 %
Operating profit (loss) 1           314         (102)          416        408 %          661         (693)       1,354        195 %
Net loss 1                          (57)        (325)          268         82 %         (698)      (1,581)         883         56 %
EBITDA 1, 2                         635          249           386        155 %        1,983          737        1,246        169 %

Basic and diluted net
  loss per share                  (0.01)       (0.04)         0.03         75 %        (0.10)       (0.22)        0.12         59 %
Weighted avg shares
  outstanding                 7,300,548    7,231,888        68,660          1 %    7,261,372    7,221,070       40,302          1 %

Depreciation and
  amortization 3                    322          349           (27)        (8)%        1,320        1,403          (83)        (6)%

Total assets                     20,018       16,011         4,007         25 %       20,018       16,011        4,007         25 %

Shareholders' equity              5,348        4,111         1,237         30 %        5,348        4,111        1,237         30 %

Volume (gallons in
  thousands)                     14,261       12,430         1,831         15 %       54,594       47,294        7,300         15 %
Avg net margin per
  gallon (in cents) 4              11.9         10.8           1.1         10 %          9.9         11.5         (1.6)       (14)%
-----------------------------------------------------------------------------------------------------------------------------------
1 Includes $757,000 gain on extinguishment of debt during the first quarter ended September 30, 2003
2 EBITDA is defined as earnings before interest, taxes, depreciation and amortization and is a non-GAAP measure
3 Depreciation and amortization included in cost of sales was $277,000, $299,000, $1,130,000 and $1,232,000 for the respective periods noted
4 Net margin per gallon equals Gross profit plus cost of sales depreciation and amortization divided by number of gallons

5 Non-GAAP Measure Reconciliation EBITDA Reconciliation Table:

                                                        3 Months Ended                                12 Months Ended
                                                        --------------                                ---------------
                                                                Increase    Increase                          Increase     Increase
                                                                --------    --------                          --------     --------
                                         6/30/2004  6/30/2003  (Decrease)  (Decrease)   6/30/2004  6/30/2003 (Decrease)   (Decrease)
                                         ---------  ---------  ----------  ----------   ---------  --------------------   ----------
Net income (loss)                              (57)      (325)        268          82%       (698)   (1,581)         883        56 %
Add back:
  Interest expense                             370        225         145          64%      1,361       915          446        49 %
  Depreciation and amortization:
    Cost of sales                              277        302         (25)        (8)%      1,130     1,232         (102)      (8) %
    Sales, general, and administrative          45         47          (2)        (4)%        190       171           19        11 %
                                               ---        ---         ---                   -----       ---        -----
EBITDA                                         635        249         386         155%      1,983       737        1,246       169 %

      The $17.8 million, or 24.7% increase in revenue from the year ended
June 30, 2004, from the year ended June 30, 2003 was principally due to a 15.4% increase in net new business and a 12-cent per gallon higher average product fuel price as well as an increase in gallons of fuel sold in fiscal 2004 to 54.6 million gallons from 47.3 million gallons in fiscal 2003. The increase in gross profit was principally due to the $173,000 net impact of the 15% increase in net new business offet by a lower net margin per gallon of 1.6 cents per gallon and a $102,000 reduction in cost of sales depreciation. The $698,000 net loss for fiscal 2004 was $883,000 lower than the $1,581,000 loss for fiscal 2003 principally as a result of the gain of $757,000 for extinguishment of debt in conection with the Company's August 2003 refinancing.

      During the fiscal year ending June 30, 2004, the Company added approximately 7.3 million gallons of net new business, representing a 15% increase over the fiscal year ending June 30, 2003. The net margin generated from the increase in annual volume principally offset the overall 1.6 cents per gallon decrease in the annual net margin per gallon of 9.9 cents from 11.5 cents in the prior year. This lower annual net margin per gallon related to the higher direct operating costs, including personnel training and equipment relocation expense, attributable to the Company's expansion in existing markets and into new markets and the lower average annual service charge per gallon originally caused by the aggressive price-cutting of a now defunct competitor.

      In the fourth quarter ending June 30, 2004, net margin per gallon improved to 11.9 cents per gallon representing a 20% increase over the fiscal year ending 2004 annual average net margin per gallon of 9.9 cents. This increase resulted from the Company's ability to lower its operating costs and the continued market place acceptance of overall higher margins for the service provided by the Company. Although this recent trend is positive, it is still lower than the net margin per gallon level of 14.6 cents achieved in the fourth quarter of the year ended June 30, 2002; and there is no assurance that the net margin improvement trend will continue in the future and margins may even diminish.

      Earnings before interest, taxes, depreciation and amortization, "EBITDA," improved $1,246,000 and $386,000 respectively, in both the comparable fiscal years and fourth quarters ending June 30, 2004 and 2003. The fiscal year increase related principally to the $757,000 gain on extinguishment of debt and higher operating profit and the fourth quarter increases attributable to $357,000 related to the 1.1-cent increase in the net margin per gallon. EBITDA is determined before providing for debt service payments and capital expenditures. EBITDA is a key indicator used by management and the financial community to gauge financial performance of the actual operations of a business without considering the impact of non-cash charges for equipment aging, its debt financing expenses, and income taxes. EBITDA isolates actual financial performance of operations independent of the utilization of its capital resources, level of debt financing and the tax situation of the buisness owning those operations.

      The Company believes that pricing for mobile fueling services will continue to increase as below cost pricing of mobile fueling services declines and existing and potential customers recognize that these services represent a net cost savings when compared to other refueling alternatives.

CAPITAL RESOURCES AND LIQUIDITY
      At June 30, 2004 and 2003, the Company had total cash and cash availability on its bank line of credit of $3,818,000 and $390,000, respectively. The increase in the Company's cash and cash availability was principally due to the infusion of cash from the August 2003 refinancing (described below) which resulted in cash net proceeds of $2.8 million.

      In August 2003, the Company raised $6.925 million from the issuance of five-year 10% promissory notes (the "August 2003 refinancing" and the "August 2003 promissory notes") and 2,008,250 five-year warrants to purchase the Company's common stock at $1.00 per share (the "August 2003 warrants"). The August 2003 promissory notes are collateralized by a first priority security interest in the Company's specialized fueling truck fleet and related equipment and by the patents on its proprietary fuel management system. The liquidity impact of this financing transaction was the repayment of all outstanding equipment and subordinated debt; the generation of

$2.8 million of additional working capital for business expansion; and a $2.8 million improvement in cash flow resulting from a moratorium of principal payments during the first two years of the five-year term of the August 2003 promissory notes.

      The August 2003 refinancing significantly strengthened the Company's financial position, enabling it to achieve a stronger balance sheet as well as to improve cash flow as a result of the two-year moratorium on principal payments under the August 2003 promissory notes. The Company believes that this enhanced its business credibility with present and prospective customers, fuel suppliers, trade creditors, other lenders and the investment community, and its ability to compete more effectively.

      During the quarter ended September 30, 2003, the Company recorded a pre-tax gain of $757,000 from the prepayment of the outstanding balance owed to its former principal equipment lender. In addition, it recorded an increase in shareholders' equity of $1.87 million for the value of the 2,008,250 warrants issued in connection with the August 2003 refinancing. In April 2004, 62,500 of these warrants were exercised resulting in a $62,500 increase in cash and shareholders' equity, respectively. In September 2004, 50,000 warrants were exercised, resulting in a $50,000 increase in cash and shareholders' equity, respectively.

      The Company's debt agreements have covenants establishing certain financial requirements and operating restrictions. The Company's failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements, which would have a material adverse effect on the Company's liquidity and capital resources.

      The Company's mobile fueling business requires it to employ substantial working capital for fuel, labor and equipment costs prior to receiving payments from customers. The fuel purchased by the Company for resale to customers generally must be paid for within 10 to 15 days of purchase, with labor costs and taxes paid bi-weekly and equipment related costs generally paid within 30 days. The Company invoices customers both daily and weekly and generally collects its accounts within 30 to 45 days. Days of sales outstanding at June 30, 2004 and 2003 was 28 days and 30 days, respectively.

      During the fiscal year ending June 30, 2004, the Company had cash used in operating activities of $738,000 compared to cash provided by operating activities of $445,000 in the prior year, representing a change of $1.2 million. This use of working capital relates to the increase in accounts receivable over accounts payable of $1.0 million. The higher receivable balance at June 30, 2004, compared to June 30, 2003, was due to the 15% increase in net new business and the overall higher fuel prices of 12 cents per gallon, notwithstanding overall improvements in collections and days sales outstanding.

      The Company's material financial commitments, other than fuel purchases, payroll and general expenses, primarily relate to maintaining its bank line of credit and servicing its August 2003 promissory notes. The Company is required to make semi-annual interest payments at a rate of 10% per annum on its August 2003 promissory notes which began December 31, 2003. Beginning August 28, 2005, the Company will be required to make six $692,500 semi-annual principal payments, with a balloon payment of $2,770,000 due August 28, 2008.

      The Company's liquidity and ability to meet its financial obligations is dependent on, among other things, its generation of cash flow from operating activities; obtaining or maintaining sufficient trade credit from vendors; complying with its debt covenants; and/or raising any required additional capital through the issuance of debt or equity securities or additional borrowings.

      The Company believes the additional working capital obtained from the August 2003 refinancing, and the two-year principal payment moratorium on the August 2003 promissory notes will satisfy its anticipated liquidity requirements for the foreseeable future, although it may seek additional sources of financing if a cash flow deficiency were to arise in the future. There is no assurance that additional financing would be available to the Company on acceptable terms, or at all. If the Company does not comply with the covenants in its debt agreements, or if adequate funds are not available to finance operations or to pay debt service obligations as they become due, the Company may be required to significantly alter its operations.

      At June 30, 2004, the Company had cash and cash equivalents of $2,708,000 as compared to $211,000 at June 30, 2003. The Company had $1,097,000 available on its bank line of credit as of June 30, 2004.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company's contractual obligations and commitments as of the fiscal year ended June 30, 2004.

                                            PAYMENTS DUE BY PERIOD
     --------------------------------------------------------------------------------------------------------
                                                    Less than                                     More than
      Contractual Obligations          Total        1 Year        1-3 Years         4 Years        5 Years
     ---------------------------     -----------    ----------    -----------     ------------    -----------
     Long-term debt               $  6,925,000   $       -0-   $  4,155,000    $   2,770,000   $
     Operating leases for real
       estate and equipment            563,000       365,000         92,000           15,000         91,000
     Employment Agreement              314,000       210,000        104,000               --             --
     Bank line of credit             4,919,000     4,919,000             --               --             --
                                    -----------    ----------    -----------     ------------    -----------
         Total                    $ 12,721,000   $ 5,494,000   $  4,351,000    $   2,785,000   $     91,000
                                    ===========    ==========    ===========     ============    ===========

      The contractual obligations and commitments should be read in conjunction with the notes to the Company's consolidated financial statements. To highlight the table above:

      o The long-term debt principal payments commence on August 28, 2005, payable in six semi-annual payments of $692,500 with a $2,770,000 balloon due August 28, 2008. Anticipated interest payments associated with the long-term debt obligation are not included in the table above.

      o The payment obligations shown in the table for real estate and equipment operating leases are lower in future years due to the short-term nature of the current contracted operating leases. Currently the largest operating lease payment is for the corporate offices located in Fort Lauderdale, Florida. The lease term for those offices ends in February of 2005. The table above only reflects the corporate office lease payments due through the end of the current lease. While there can be no assurance, the Company presently expects to enter into a new lease during the next few months with either a new lessor or the current lessor at a similar lease rate per square foot and an estimated lease payment of $170,000-$250,000 per year dependent on square footage. The length of any such lease term is not presently known. The table above only reflects the corporate office lease payments due through the end of the current lease term.

      o The Company has a $10,000,000 bank line of credit security agreement until September 25, 2005 with a financial institution that is collateralized by accounts receivables. The line of credit balance fluctuates daily and therefore can differ significantly from the June 30, 2004 balance shown above. The line of credit bears interest at variable interest rates but the table above does not reflect any anticipated future payments of interest. The Company anticipates renewing this bank line of credit with the same or an alternative financial institution under similar terms and conditions. While there can be no assurance that the Company will be able to renew this bank line of credit or that any such renewal will be on terms acceptable to the Company, any such new bank line of credit will likely extend past the present termination date when it is renewed. Lastly, due to the lock box arrangement the Company has with its bank related to this line of credit the amount is shown due in the less than one-year column and not when it matures.

      o The table above includes the employment contract anticipated costs of the Company's Chief Executive Officer including $14,000 of payroll taxes and health insurance costs.

$10 MILLION CREDIT FACILITY

      The Company has a three-year $10 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (5.75% at June 30, 2004) and outstanding borrowings under the line are secured by substantially all of the Company's assets other than its truck fleet and related equipment. The maturity date of the line of credit is September 25, 2005. In addition, the credit facility may be extended by the mutual consent of the Company and the lender after September 25, 2005.

      In August 2003, the Company and its line of credit lender amended the loan and security agreement for the credit facility in connection with the Company's August 2003 refinancing which (1) released the lender's lien on patents, patent rights and patent applications; (2) increased the unused line of credit fee by ..50%; (3) revised the effective book net worth covenant to include the August 2003 promissory notes in its calculation; (4) established a covenant to maintain a minimum cumulative quarterly fixed charge coverage ratio as defined in the amended loan agreement; (5) established a covenant for the Company to maintain a minimum excess availability of $500,000; and (6) eliminated the loan prepayment fee. The Company utilized a portion of the proceeds of the August 2003 refinancing to pay down the line of credit. The proceeds that were used to pay down the outstanding line of credit balance are available to the Company for future working capital purposes.

      As of June 30, 2004 and 2003, the Company had outstanding borrowings of $4.9 and $4.4 million, respectively, under its $10 million bank line of credit. Based on eligible receivables outstanding at June 30, 2004, the Company had $1.1 million of cash availability on the line of credit, and was in compliance with all financial covenants required by the loan and security agreement.

      Management believes, that though there is no assurance, the Company's line of credit and cash on hand should provide the working capital needed to maintain and grow its business and to accomplish its business plan. If additional financing is required, there can be no assurance that the Company will be able to obtain such financing from its present line of credit or another lender at acceptable terms, or at all. Since the Company's borrowings under its line of credit bear interest at variable interest rates and represent a large portion of the Company's outstanding debt, the Company's financial results could be materially affected by significant increases or decreases in interest rates.


DEBT SECURITIES

AUGUST 2003 PROMISSORY NOTES

      On August 29, 2003, the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes and five-year warrants to purchase a total of 2,008,250 shares of the Company's common stock at $1.00 per share. The August 2003 promissory notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The August 2003 promissory notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31, which payments commenced on December 31, 2003; and
(5) the Company's right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing was $2.8 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the August 2003 promissory notes, the Company negotiated a settlement with its former primary equipment lender and received a $757,000 cash discount by prepaying the $2,204,800 outstanding balance on August 29, 2003. The transaction costs, including commissions, professional fees and other costs, totaled $824,000 and are being amortized over the five-year term of the notes. The $757,000 cash discount was accounted for as a gain on extinguishment of debt in the first quarter of fiscal 2004.

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

      The $1.61 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments required to be made by the Company for the outstanding balance of $6.925 million owed at June 30, 2004.

REPAYMENT OF DEBT SECURITIES

      The Company also used a portion of the proceeds of the August 2003 refinancing to repay outstanding subordinated convertible and non-convertible promissory notes totaling $1,033,600. The repaid debt securities are detailed below:

      JANUARY 2002 CONVERSION OF SUBORDINATED DEBT - total outstanding and repaid $283,600

      o In January 2002, certain holders of the convertible subordinated promissory notes converted an aggregate of $2.617 million to unregistered shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares of common stock. The notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The holders of the remaining $283,600 of convertible subordinated promissory notes issued by the Company who did not convert their notes in January 2002 waived any conversion price adjustment. With the consent of the holder, interest on two of these notes may be paid in the Company's common stock, with the stock value based on the average closing price of the stock during the most recent quarter. In September 2002, the maturity dates of these non-converted notes were extended to August 31, 2004.

      SUBORDINATED PROMISSORY NOTES - total outstanding and repaid $750,000

      o On December 23, 2002, the Company issued a $150,000 short-term promissory note to a shareholder. The note was due on January 31, 2003, with interest at 5% over the prime interest rate. On January 21, 2003 the Company and the holder of the note substituted the note for a $150,000 subordinated promissory note due on January 31, 2005, bearing interest at an annual rate of 9%. With the consent of the holder, interest on the note may be paid in unregistered shares of the Company's common stock, with the stock value based on the closing bid price of the stock for the five trading days before the last day of the quarter in which the interest is due but in no event less than the closing bid price at the time of issuance or the average of the closing bid prices for the five trading days prior to such time, whichever is lower.

      o On January 21, 2003, the Company issued $300,000 of subordinated promissory notes to two shareholders. The notes are due on January 31, 2005 and bear interest at an annual rate of 9%. With the consent of the holders, interest on the notes may be paid in the Company's common stock, with the stock value based on the closing bid price of the stock for the five trading days before the last day of the quarter in which the interest is due but in no event less than the closing bid price at the time of issuance or the average of the closing bid prices for the five trading days prior to such time, whichever is lower.

      o On May 12, 2003, the Company issued $300,000 of subordinated promissory notes to certain shareholders. The notes bear interest at an annual rate of 14% and are payable on demand. The Company repaid $235,500 of these notes with the proceeds of the May 20, 2003 private placement issuance of subordinated promissory notes and common stock purchase warrants. The exercise price of the warrants is $0.86 per share.

      o On May 20, 2003, the Company issued $235,500 of subordinated promissory notes to officers, directors and certain shareholders. The notes are due on November 19, 2003 and bear interest at an annual rate of 14%. With the consent of the holders, the Company may elect to pay interest on the notes in shares of the Company's common stock, with the stock value based on the most recent closing bid price of the stock at the time the notes were executed or for the five trading days before such date, whichever is lower. The Company also issued warrants to purchase 82,425 shares of common stock exercisable at $0.86 per share in connection with the notes. The warrants issued are exercisable for a period of three (3) years from and after the date on which the notes are repaid or otherwise surrendered to the Company, but in no event later than November 19, 2006.

WARRANTS EXERCISED

      In April 2004, certain note holders of the May 20, 2003 and August 2003 debt issuances exercised 69,500 warrants for $68,520, of which 62,500 warrants were related to the $1.00 warrants issued in conjunction with the August 2003 refinancing and 7,000 warrants related to the $0.86 warrants issued in the May 20, 2003 debt issuance. Additionally in September 2004 50,000 warrants related to the August 2003 debt issuances were exercised. Total warrants exercised from these two debt issuances generated $118,520 of additional cash and shareholders' equity .


NEW ACCOUNTING STANDARDS AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

RECENT ACCOUNTING PRONOUNCEMENTS

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

Revenue Recognition

      The Company recognizes revenue at the time services are performed which is when the fuel is delivered and the customer takes ownership and assumes risk of loss. Collections are reasonably assured at the time of delivery.

Accounts Receivable and Allowance for Doubtful Accounts

      The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness, as determined by a review of their current credit information. Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that are identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot assure that it will continue to experience the same credit loss rates that have occurred in the past. The Company's accounts receivable as of June 30, 2004 and 2003 were $8.3 and $6.1 million, respectively, net of an allowance for doubtful accounts of $426,000 and $530,000. The increase relates to higher prices and more volume being delivered with improvements in collections as previously discussed.

Property and Equipment

      The Company records property and equipment at cost and depreciates that cost over the estimated useful life of the asset on a straight-line basis. Ordinary maintenance and repairs are expensed as incurred and improvements that significantly increase the useful life of property and equipment are capitalized.

Impairment of Long-Lived Assets

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

Income Taxes

      In connection with the preparation of the Company's financial statements, income taxes are required to be estimated. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the balance sheet. The likelihood that deferred tax assets will be recovered from future taxable income is assessed and to the extent that recovery is not likely, a valuation allowance is established. To the extent a valuation allowance is established or an increase in the allowance is recorded in a period, a tax is provided in the statement of operations. Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. A valuation allowance of approximately $3.5 million was recorded as of June 30, 2004, due to uncertainties related to utilizing some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, it may be necessary to establish an additional valuation allowance which could materially impact the Company's financial position and results of operations. The net deferred tax asset as of June 30, 2004 was zero, net of the valuation allowance.


RESULTS OF OPERATIONS:

COMPARISON OF YEAR ENDED JUNE 30, 2004 TO YEAR ENDED JUNE 30, 2003

REVENUES

      Revenues increased $17.8 million, or 24.7%, in the year ended June 30, 2004 compared to the year ended June 30, 2003. This increase was principally due to a 15.4 % increase in net new business and a 12-cent per gallon higher average product fuel price. The Company sold 54.6 million gallons of fuel in the year ended June 30, 2004, compared to the 47.3 million gallons in the year ended June 30, 2003, a 7.3 million gallon increase of net new business. The increase in fuel product prices was directly attributable to the volatility of world fuel market and economic conditions, including higher crude oil prices and greater global fuel demand.

GROSS PROFIT

      The increase in gross profit was principally due to the $173,000 net impact of the 15% increase in net new business offset by a lower net margin per gallon of 1.6 cents per gallon. The remaining increase related to an $102,000 reduction in depreciation included in cost of sales attributable to the Company's specialized equipment fleet. Net margin per gallon was 9.9 cents for the year ended June 30, 2004 compared to 11.5 cents for the prior year. The decrease in net margin per gallon related to the residual effect of the aggressive price-cutting of the Company's former competitor which has ceased operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased approximately $321,000, or 6.8%, in the year ended June 30, 2004 compared to the year ended June 30, 2003. This decrease primarily resulted from a reduction in the provision for bad debt expense of $317,000; lower insurance expense of $68,000; and a decrease in sales and marketing payroll costs of $40,000; which were offset by increases in financial consulting, audit and tax preparation fees of $91,000.

INTEREST EXPENSE

      As a result of the August 2003 refinancing, the components of interest expense has changed. The table below shows the interest expense (in thousands) recorded for the twelve months ending June 30, 2004 and 2003:

                                                                          Year Ended
                                                                           June 30,
                                                                      2004             2003
                                                                   -----------     ----------
         Stated Rate Interest Expense:
         Bank line of credit                                    $         246    $       389
         Long term debt                                                   623            428
         Subordinated debt                                                 20             47
         Other                                                             44             --
                                                                   -----------     ----------
              Total stated rate interest expense                          933            864

         Non-Cash Interest Amortization:
         Amortization of deferred debt costs                              187             51
         Amortization of debt discount                                    241             --
                                                                   -----------     ----------
                Total amortization of interest expense                    428             51
                                                                   -----------     ----------

         Total interest expense                                 $       1,361    $       915
                                                                   ===========     ==========

      The interest expense increase of $446,000 for the year ended June 30, 2004 was primarily due to the non-cash interest amortization related to the August 2003 refinancing as well as the increase in long term debt outstanding offset by the lower average balance on the Company's bank line of credit during the year.

INCOME TAXES

      The Company recorded no income tax expense for the years ended June 30, 2004. The net operating loss carryforward at June 30, 2004 was $14.3 million.

NET LOSS

      The $698,000 net loss for fiscal 2004 was $883,000 lower than the $1,581,000 loss for fiscal 2003 principally as a result of the gain of $757,000 for extinguishment of debt in connection with the Company's August 2003 refinancing as well as a $173,000 improvement in gross profit and a $321,000 reduction in sales, general and administrative expense offset by an increase of $446,000 in additional interest expense.

EBITDA-NON-GAAP MEASURE

      Earnings before interest, taxes, depreciation, and amortization ("EBITDA") was $1,983,000 for the year ended June 30, 2004 compared to $737,000 for the year ended June 30, 2003, an increase of $1,246,000. The increase was primarily due to the $757,000 gain on extinguishment of debt included in the current year's net loss and the $377,000 increase in non-cash interest expense related to the amortization of debt discount and deferred debt costs associated with the August 2003 financing. The components of EBITDA for the years ended June 30, 2004 and 2003 are as follows:

                                                             2004              2003
                                                         -------------     -------------
          Net loss                                    $      (698,000)   $   (1,581,000)
          Add back:
             Interest expense                               1,361,000           915,000
             Depreciation and amortization expense          1,320,000         1,403,000
                                                         -------------     -------------
          EBITDA                                      $     1,983,000    $      737,000
                                                         =============     =============

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

      The Company incurred in January 2002 in connection with the conversion of its convertible subordinated promissory notes to equity, a non-cash charge related to accounting for convertible securities with beneficial conversion features. This charge was $241,000 and recorded as a beneficial conversion of debt to equity interest expense in the year ended June 30, 2002.

INCOME TAXES

      The Company recorded no income tax expense for the years ended June 30, 2003 or 2002. The Company has net operating loss carryforwards of $13.0 million at June 30, 2003.

NET LOSS

      The $1,581,000 net loss for fiscal 2003 was $419,000 higher than the $1,162,000 loss for fiscal 2002 principally as a result of a $568,000 decrease in gross profit, an increase of $334,000 in sales, general and administrative expense offset by a $260,000 decrease in interest expense.

EBITDA NON-GAAP MEASURE

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

                                                             2003              2002
                                                         -------------     -------------
         Net loss                                    $     (1,581,000)  $    (1,162,000)
         Add back:
            Interest expense                                  915,000         1,175,000
            Beneficial conversion of debt to
             equity interest expense                          --                241,000
            Depreciation and amortization expense           1,403,000         1,458,000
                                                         -------------     -------------
         EBITDA                                      $        737,000   $     1,712,000
                                                         =============     =============


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

      The Company incurred, in connection with the conversion of its convertible subordinated promissory notes to equity in January 2002, a non-cash charge related to accounting for convertible securities with beneficial conversion features. This charge was $241,000 and classified as beneficial conversion of debt to equity interest expense for the year ended June 30, 2002.

INCOME TAXES

      The Company recorded no income tax expense for the years ended June 30, 2002 or 2001. The Company has net operating loss carryforwards of $12.2 million at June 30, 2002.

NET LOSS

      The $1,162,000 net loss for fiscal 2002 was $1,612,000 lower than the $2,774,000 loss for fiscal 2001 principally as a result of a $2,100,000 increase in gross profit and a decrease of $396,000 in interest expense offset by an increase of $589,000 in sales, general and administrative expense.

EBITDA-NON-GAAP MEASURE

      EBITDA increased by $1.5 million to $1.7 million for the year ended
June 30, 2002 from $223,000 for the year ended June 30, 2001. The increase was primarily due to higher net margins and operating profit. The components of EBITDA for the years ended June 30, 2002 and 2001 are as follows:

                                                             2002             2001
                                                        -------------     -------------
                                                                           (unaudited)
         Net loss                                    $   (1,162,000)   $   (2,774,000)
         Add back:
            Interest expense                              1,175,000         1,571,000
            Beneficial conversion of debt to
               equity interest expense                      241,000                --
            Depreciation and amortization expense         1,458,000         1,426,000
                                                       -------------     -------------
         EBITDA                                      $    1,712,000    $      223,000
                                                       =============     =============

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate debt outstanding to finance working requirements. This debt bears interest at the United States prime interest rate plus a fixed markup and is subject to change based upon interest rate changes in the United States. The Company does not currently use, and has not historically used, derivative instruments to hedge against such market interest rate risk. Increases or decreases in market interest rates could have a material impact on the financial condition, results of operations and cash flows of the Company. The interest on the Company's $6.925 subordinated convertible promissory notes is fixed for the life of the notes at 10% per annum. The interest on the Company's bank line of credit of up to $10,000,000 is variable and may increase or decrease with future changes in interest rates but interest rates are not the only factor which could affect interest expense on the bank line of credit. For example, interest expense on the bank line of credit for fiscal 2004 was $246,000, $143,000 lower than the $389,000 in fiscal 2003, on account of the pay down of the line with the proceeds of the August 2003 refinancing and improved collections offset by an increase in the average fuel prices and gallons sold. If the Company's bank line of credit average outstanding balance was $2.5 million, an increase of 1% in the variable interest rate would result in additional interest expense of $25,000 per annum.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements of the Company required by Form 10-K are attached following Part III of this report, commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

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

      There have been no significant changes in the Company's internal controls during the quarter ended June 30, 2004, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2004 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2004 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2004 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2004 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement in connection with its 2004 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)     Exhibits

                Exhibits                                       Description
                --------                                       -----------
                   3.1        Restated Articles of Incorporation (17)

                   3.2        Amended and Restated Bylaws (18)

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

                  10.12       Loan and Security Agreement with Congress Financial Corporation dated September 26, 2002 (15)

                  10.13       First Amendment to Loan and Security Agreement with Congress Financial Corporation dated
                              March 31, 2003 (17)

                  10.14       Indenture with The Bank of Cherry Creek dated August 29, 2003 (17)

                  10.15       Security Agreement with The Bank of Cherry Creek dated August 29, 2003 (17)

                  10.16       Second Amendment to Loan and Security Agreement with Congress Financial Corporation dated
                              August 29, 2003 (19)

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

(13) Incorporated by reference to Exhibit A of the Proxy Statement filed by the Company for the Annual Meeting of Shareholders held on July 19, 2001

(14) Incorporated by reference to Exhibit 99.1 of the Form 8-K dated June 12, 2002 filed by the Company

(15) Incorporated by reference to Exhibit 99.1 of the Form 8-K dated September 30, 2002 filed by the Company

(16)  Filed herewith.

(17) Incorporated by reference to the exhibit of the same number filed by the Company with Form 10-K for the fiscal year ended June 30, 2003.

(18) Incorporated by reference to the exhibit of the same number filed by the Company with Form 10-Q for the period ended December 31, 2003.

(19) Incorporated by reference to Exhibit 10.1 filed by the Company with Form 10-Q for the period ended September 30, 2003.


      (b) Financial Statement Schedule

      (c) Reports on Form 8-K

          The Company filed a Form 8-K dated May 14, 2004, under Item 12, reporting the issuance of a press release covering the operating results for the third quarter ending March 31, 2004.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  September 28, 2004               STREICHER MOBILE FUELING, INC.


                                         By: /s/ Richard E. Gathright
                                            --------------------------------
                                            Richard E. Gathright, Chief
                                            Executive Officer and President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Name                                  Title                              Date
                     ----                                  -----                              ----
By:/s/ Richard E. Gathright          Chairman of the Board, Chief Executive        September 28, 2004
   --------------------------        Officer and President (Principal
    Richard E. Gathright             Executive Officer)

By:/s/ Michael S. Shore              Senior Vice President - Chief Financial       September 28, 2004
   --------------------------        Officer (Principal Financial and
    Michael S. Shore                 Accounting Officer)

By:/s/ Wendell R. Beard              Director                                      September 28, 2004
   --------------------------
    Wendell R. Beard

By:/s/ Larry S. Mulkey               Director                                      September 28, 2004
   --------------------------
    Larry S. Mulkey

By:/s/ Richard N. Hamlin             Director                                      September 28, 2004
   --------------------------
    Richard N. Hamlin

By:/s/ C. Rodney O'Connor            Director                                      September 28, 2004
   --------------------------
    C. Rodney O'Connor

By:/s/ Robert S. Picow               Director                                      September 28, 2004
   --------------------------
    Robert S. Picow

By:/s/ W. Greg Ryberg                Director                                      September 28, 2004
   --------------------------
    W. Greg Ryberg

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                         Page
Report of Independent Registered Public Accounting Firm................................     F-2

Consolidated Balance Sheets as of June 30, 2004 and 2003...............................     F-3

Consolidated Statements of Operations for the Years Ended June 30, 2004,
     2003 and 2002.....................................................................     F-4

Consolidated Statements of Shareholders' Equity for the Years Ended June 30,
     2004, 2003 and 2002...............................................................     F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2004,
     2003 and 2002.....................................................................     F-6

Notes to Consolidated Financial Statements.............................................     F-8

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders
Streicher Mobile Fueling, Inc.:

We have audited the accompanying consolidated balance sheets of Streicher Mobile Fueling, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streicher Mobile Fueling, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2004 in conformity with United States generally accepted accounting principles.

KPMG LLP

Fort Lauderdale, Florida
September 13, 2004

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2004 AND 2003
                  ( in 000's, except share and per share data)


                        ASSETS                          June 30, 2004    June 30, 2003
--------------------------------------------------      -------------    -------------
Current assets:
  Cash and cash equivalents.......................     $        2,708   $          211
  Restricted cash.................................                 13               78
  Accounts receivable, net .......................              8,280            6,113
  Inventories ....................................                183              168
  Prepaid expenses and other current assets.......                400              387
                                                          ------------    -------------
       Total current assets.......................             11,584            6,957

Property and equipment, net.......................              7,602            8,741
Deferred debt costs ..............................                770              186
Other assets .....................................                 62               75
Note receivable from related party ...............                 --               52
                                                          ------------    -------------
        Total assets..............................     $       20,018   $       16,011
                                                          ============    =============

         LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------
Current liabilities:
   Bank line of credit payable ...................     $        4,919   $        4,410
   Current portion of long-term debt..............                 --            1,965
   Accounts payable and other liabilities ........              4,193            3,012
                                                          ------------    -------------
       Total current liabilities..................              9,112            9,387

Long-term liabilities:
   Promissory Notes...............................              6,925               --
   Unamortized debt discount, net.................             (1,367)              --
   Equipment debt, excluding current portion......                 --            1,779
   Subordinated promissory notes..................                 --              734
                                                          ------------    -------------
   Long term debt, net ...........................              5,558            2,513

       Total liabilities..........................             14,670           11,900
                                                          ------------    -------------

Commitments and contingencies ....................

Shareholders' equity:
   Common stock, par value $.01 per share; 50,000,000
     shares authorized; 7,317,960 and 7,234,168 issued
     and outstanding at June 30, 2004 and 2003,
     respectively...................................               73               72
   Additional paid-in capital.....................             13,392           11,458
   Accumulated deficit............................             (8,117)          (7,419)
                                                          ------------    -------------
       Total shareholders' equity.................              5,348            4,111
                                                          ------------    -------------

       Total liabilities and shareholders' equity.     $       20,018    $      16,011
                                                          ============    =============



          See accompanying notes to consolidated financial statements.

                         STREICHER MOBILE FUELING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                   (in 000's, except share and per share data)


                                     Fiscal Year     Fiscal Year      Fiscal Year
                                   June 30, 2004    June 30, 2003    June 30, 2002
                                   -------------    -------------    -------------
Fuel sales and service revenues..    $  67,663      $   53,579       $   43,538
Fuel taxes.......................       22,334          18,615           17,311
                                     ---------      ----------       ----------
   Total revenues................       89,997          72,194           60,849

Cost of fuel sales and service...       63,365          49,556           38,947
Fuel taxes.......................       22,334          18,615           17,311
                                     ---------      ----------       ----------
   Total cost of sales...........       85,699          68,171           56,258

     Gross profit................        4,298           4,023            4,591

Selling, general and
  administrative expenses........        4,394           4,716             4,382
Gain on extinguishment of debt...          757              --               --
                                     ---------      ----------       ----------

     Operating income (loss).....          661            (693)             209

Interest expense.................       (1,361)           (915)          (1,175)
Interest and other income........            2              27               45
Beneficial conversion of debt to
  equity interest expense .......           --              --             (241)
                                     ---------      ----------       ----------

     Loss before income taxes....         (698)         (1,581)          (1,162)

Income tax expense...............           --              --               --
     Net loss....................    $    (698)     $   (1,581)      $   (1,162)
                                     =========      ==========       ==========

Basic and diluted net loss per
  share..........................    $    (.10)     $     (.22)      $     (.20)
                                     =========      ==========       ==========

Basic and diluted weighted
  average common shares
  outstanding....................    7,261,372       7,221,070        5,698,147
                                     =========      ==========       ==========


          See accompanying notes to consolidated financial statements.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                          (in 000's, except share data)


                                     Common Stock          Additional
                                  -------------------         Paid-in       Accumulated
                                  Shares       Amount         Capital         Deficit       Total
                                ----------    --------     --------------   -----------   --------
BALANCE, June 30, 2001....      4,367,537   $       44      $   7,964       $ (4,676)     $  3,332

Net loss..................             --           --             --         (1,162)       (1,162)
Net proceeds from private
  placement of stock......        666,666            7            573             --           580
Issuance of stock in lieu
  of debt.................         67,226           --             91             --            91
Conversion of note
  payable to equity.......      2,110,322           21          2,814             --         2,835
                               ----------   ----------     ----------      ---------      --------

BALANCE, June 30, 2002....      7,211,751           72         11,442         (5,838)        5,676

Net loss..................             --           --             --         (1,581)       (1,581)
Cost associated with
  extension of warrants...             --           --             (9)            --            (9)
Issuance of stock in lieu
  of debt.................         22,417           --             25             --            25
                               ----------   ----------     ----------      ---------      --------

BALANCE, June 30, 2003....      7,234,168   $       72      $  11,458      $  (7,419)     $  4,111

Net loss..................             --           --             --           (698)         (698)
Issuance of stock in
  lieu of debt............         14,292           --             14             --            14
Exercise of warrants......         69,500            1             68             --            69
Issuance of warrants......             --           --          1,866             --         1,866
Cost associated with
  extension of warrants...             --           --            (14)            --           (14)
                               ----------   ----------     ----------      ---------      --------

BALANCE, June 30, 2004....      7,317,960   $       73      $  13,392       $ (8,117)     $  5,348
                               ==========   ==========     ==========      =========      ========



          See accompanying notes to consolidated financial statements.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                 (in 000's, except supplemental disclosure and share data)

                                                       Fiscal Year     Fiscal Year     Fiscal Year
                                                          June 30,        June 30,        June 30,
                                                            2004            2003           2002
                                                       -------------   ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss.......................................    $       (698)  $   (1,581)      $  (1,162)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Loss on asset disposal......................              --           --              9
      Depreciation and amortization:
           Cost of sales..........................           1,130        1,232          1,318
           Sales, general and administrative......             190          171            140
      Amortization of deferred debt cost..........             195           47            108
      Amortization of debt discount...............             241           --             --
      Gain on extinguishment of debt..............            (757)          --             --
      Interest expense from beneficial
           conversion of debt to equity...........              --           --            241
      (Decrease) increase in allowance
           for doubtful accounts..................             (54)         263            637
    Changes in operating assets
    and liabilities:
         Decrease (increase) in restricted cash...              65          167            (21)
         Decrease (increase) in accounts
           receivable.............................          (2,225)         118          1,650
         Decrease (increase) in  inventories,
           prepaid expenses and other assets......             (21)          43             35
         (Increase) decrease in  accounts
           payable and other liabilities..........           1,196          (15)          (456)
                                                       -----------   -----------       --------
          Net cash (used in) provided by
           operating activities...................            (738)         445          2,499
                                                       -----------   -----------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment...........            (175)        (248)          (152)
    Proceeds from disposal of equipment...........             112            4            276
    Decrease (increase) note receivable
        from related party........................              52          148            443
                                                       -----------   -----------       --------
    Net cash (used in) provided by
       investing activities.......................             (11)         (96)           567
                                                       -----------   -----------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of promissory notes.....           6,925           --             --
   Net repayments on bank line of
     credit payable...............................             509         (270)        (2,225)
   Net proceeds (costs) from issuance of
     common stock and common stock warrants.......              55           (9)           700
   Repayments on subordinated promissory notes....            (522)        (155)            --
   Repayment of subordinated debt.................          (1,034)          --             --
   Principal payments on long-term debt...........          (2,687)      (1,424)        (2,114)
   Proceeds from the issuance of
     subordinated promissory notes................              --          905             --
   Proceeds from the issuance of
     subordinated debt............................              --           --          1,700
   Change in bank overdraft.......................              --           --           (318)
                                                       -----------   -----------       --------
     Net cash provided by (used in)
       financing activities.......................           3,246         (953)        (2,257)
                                                       -----------   -----------       --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS....................................           2,497         (604)           809
CASH AND CASH EQUIVALENTS,
     beginning of period..........................             211          815              6
                                                       -----------   -----------       --------
CASH AND CASH EQUIVALENTS,
     end of period................................    $      2,708          211      $     815
                                                       ===========   ===========       ========


                  See accompanying notes to consolidated financial statements.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002
          (in 000's, except supplemental disclosure and per share data)


         (Continued)
                                               Fiscal Year     Fiscal Year     Fiscal Year
                                                  June 30,        June 30,        June 30,
                                                    2004            2003           2002
                                               -------------   ------------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for-
   Interest..............................     $       826     $      880        $  1,193
                                              ------------    -----------       ----------
   Income taxes..........................     $        --     $       --        $     --
                                              ------------    -----------       ----------


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

FISCAL YEAR ENDED JUNE 30, 2004:

     In connection with the Company issuance of the August 2003 refinancing;
          Recorded $1.61 million of unamortized debt discount and $824,000 deferred debt costs Issuance of 14,292 shares of common stock in lieu of payments on convertible promissory notes

FISCAL YEAR ENDED JUNE 30, 2003:

     Issuance of $25,000 of common stock in lieu of payment of interest on subordinated convertible promissory notes
     Transfer of $112,000 of fixed assets to account receivable from third party relating to disposal of vehicle

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

      Streicher Mobile Fueling, Inc., a Florida corporation (the "Company") was formed in 1996.

      The Company provides mobile fueling and fuel management out-sourced services to businesses that operate all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. The Company's specialized truck fleet delivers fuel to customers' locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and/or re-supplying fixed-site storage facilities. The Company's patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. At June 30, 2004, the Company had operations in California, District of Columbia, Florida, Georgia, Maryland, North Carolina, Tennessee, Texas and Virginia. In August 2004, the Company opened an additional market in Pennsylvania.

      The Company generates substantially all of its revenue from mobile fueling and fuel management services. Revenue is comprised principally of delivery service charges and the related sales of diesel fuel and gasoline. Cost of sales is comprised principally of direct operating expenses, the cost of fuel and depreciation of the fleet. Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authority. The delivery service charges are at a negotiated rate and the cost of fuel is based on market prices. Revenue and cost of fuel will vary depending on the upward or downward movement of fuel prices in each market.

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

      (b)   Cash and Cash Equivalents

            The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents in the accompanying consolidated balance sheets is $2,708,000 and $211,000 as of June 30, 2004 and 2003, respectively.
            The Company has cash deposited with a financial institution above the FDIC insurance coverage limit.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      (c)   Restricted Cash

            Restricted cash at June 30, 2004 and 2003 consists of $13,000 and $78,000, respectively, in collections on customer accounts receivable, which were deposited in a restricted account and used to repay advances made to the Company on its bank line of credit.

      (d)   Accounts Receivable

            Accounts receivable are due from customers within a broad range of industries and are generally unsecured. Additionally, accounts receivable are composed of refunds from state and federal governments for fuel taxes which are not billable to certain customers, yet have been paid to vendors by the Company. The Company provides for credit losses based on management's evaluation of collectibility using current and historical performance of each customer and from state and federal governments from whom refunds are expected. At June 30, 2004 and 2003, the Company days sales outstanding was 28 and 30 days.

            A roll-forward of the activity in the allowance for doubtful accounts for the indicated periods is as follows:

                                                        Fiscal Year     Fiscal Year     Fiscal Year
                                                          June 30,        June 30,        June 30,
                                                            2004            2003            2002
                                                       ---------------------------------------------
                  Balance - beginning of period         $   530,000    $   509,000     $   78,000
                  (Decrease) increase in
                     provision for bad debts                (54,000)       263,000         637,000
                  Write-offs, net of recoveries             (50,000)      (242,000)       (206,000)
                                                       ---------------------------------------------
                  Balance - end of period               $   426,000    $   530,000     $   509,000
                                                       =============================================

       (e)  Inventories

            Inventories, consisting primarily of diesel fuel and gasoline, are stated at the lower of cost or market and include federal and state fuel taxes payable to vendors. Cost is determined using the first-in, first-out method.

      (f)   Property and Equipment

            Property and equipment are stated at cost less accumulated depreciation and amortization. Ordinary maintenance and repairs are expensed as incurred. Improvements which significantly increase the value or useful life of property and equipment are capitalized. Property and equipment are depreciated or amortized using the straight-line method over the asset's estimated useful lives. Property and equipment balances and the estimated useful lives were as follows at the indicated dates:

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             June 30,                     Estimated Useful
                                                  --------------------------------
                                                      2004              2003                    Life
                                                  -------------- -- -------------- ---------------------------------------
                Fuel trucks, tanks and vehicles      14,395,000        14,450,000           5 - 25 years
                Machinery and equipment                 346,000           302,000           3 - 5 years
                Furniture and fixtures                  262,000           260,000           5 - 10 years
                Leasehold improvements                   22,000            22,000    Lesser of lease term or useful life
                Software                                351,000           270,000             3 years
                Land                                     67,000            67,000                --
                                                  --------------    --------------
                                                     15,443,000        15,371,000
                Less:  Accumulated depreciation
                     and amortization                (7,841,000)       (6,630,000)
                                                  --------------    --------------
                Property and equipment, net           7,602,000         8,741,000
                                                  ==============    ==============

            In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs used in the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades and enhancements. The amount capitalized at June 30, 2004 and 2003 relating to internal use software is $343,000 and $252,000, respectively.

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

      (h)   Revenue Recognition

            The Company recognizes revenue at the time services are performed which is when the fuel is delivered and the customer takes ownership and assumes risk of loss. Collections are reasonably assured at the time of delivery.

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

      (j)   Fair Value of Financial Instruments

            The Company's financial instruments, primarily consisting of cash and cash equivalents, accounts receivable, accounts payable, bank line of credit payable, promissory notes, equipment debt and long-term debt, approximate fair value due to their short-term nature or interest rates that approximate current market rates.

      (k)   Debt Issuance Cost and Debt Discount

            The Company is amortizing as interest expense its debt discount and debt issuance costs over the respective term of the debt issued under the effective interest method. Accumulated amortization of the debt discount at June 30, 2004 was $241,000.

      (l)   Net Loss Per Share

            Net loss per share is determined by dividing net loss by the weighted average common shares outstanding. Common stock equivalents, consisting of employee stock options and common stock warrants, in the amount of 4,675,402, 2,604,477 and 2,516,852 for the years ended June 30, 2004, 2003 and 2002, respectively, were antidilutive and were not included in the computation of net loss per share in those fiscal years.

      (m)   Impairment or Disposal of Long-Lived Assets

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

      (n)   Stock Options

            SFAS 123, "Accounting for Stock Based Compensation," as amended by SFAS 148, "Accounting for Stock Based Compensation-Transition and Disclosure", allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25 (APB 25"), "Accounting for Stock Issued to Employees." Entities electing to account for employee stock options or similar equity instruments under APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to apply the provisions of APB 25 in the preparation of its consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123 (dollars in thousands, except share data).

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Fiscal Year Ended June 30,
                                                             2004            2003              2002
                                                        --------------- ---------------- -----------------
                 Net loss - as reported                   $   (698)       $  (1,581)       $  (1,162)
                 Stock-based employee compensation
                   expense not included in reported
                   net loss, net of tax                       (194)            (556)            (125)
                                                           -------         --------         --- ----
                 Net loss - pro forma                     $   (892)       $  (2,137)       $  (1,287)
                                                           =======         ========         ========

                 Basic and diluted net loss
                   per share - as reported                $   (.10)       $    (.22)       $    (.20)
                 Basic and diluted net loss
                   per share - pro forma                  $   (.12)       $    (.30)       $    (.23)

                 Risk free interest rate                      3%              3%                3%
                 Dividend yield                               0%              0%                0%
                 Expected volatility                         100%            100%              100%
                 Expected life                             10 years        10 years          10 years


            The full impact of calculating compensation cost for stock options (fixed awards) is not reflected in the pro forma loss amounts presented because compensation cost is reflected over the prorata vesting period of the options.

      (o)   Recent Accounting Pronouncements
            FASB Staff Position 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," (FSP 150-3) defers the effective date for certain mandatorily redeemable financial instruments issued by a non-SEC registrant from fiscal periods beginning after December 15, 2003 to fiscal periods beginning after December 15, 2004 and defers indefinitely for those entities the classification, measurement, and disclosure provisions of Statement 150 for other mandatorily redeemable financial instruments. The FSP also defers the effective date of Statement 150 for certain mandatorily redeemable noncontrolling interests of all entities. FSP 150-3 is not expected to have a significant impact upon the Company.

      (p)   Reclassifications
            Certain prior period amounts have been reclassified to conform to the current year presentation.


(3) BANK LINE OF CREDIT PAYABLE

      The Company has a three-year $10 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (5.75% at June 30, 2004) and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The maturity date of the line of credit is September 25, 2005. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after September 25, 2005.

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

      As of June 30, 2004 and 2003, the Company had outstanding borrowings of $4.9 and $4.4 million, respectively, under its $10 million bank lines of credit. Based on eligible receivables outstanding at June 30, 2004, the Company had $1.1 million of cash availability on the bank line of credit, and was in compliance with all financial covenants required by the loan and security agreement.

 (4) LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                         June 30,
                                                                                 ---------------------------
                                                                                    2004            2003
                                                                                 -----------     -----------
      Promissory Notes (10% interest due semi-annually, December 31 and
      June 30); principal beginning August 28, 2005, semi-annually on
      August 28 February 28; balloon of $2,770,000 at maturity
      and on August 28, 2008                                                   $  6,925,000    $         --

      Convertible subordinated debt (issued in April and September 2001)                 --         283,600

      Subordinated Promissory Notes (issued January 21, 2003)
                                                                                         --         150,000

      Subordinated Promissory Notes (issued January 21, 2003)
                                                                                         --         300,000

      Subordinated Promissory Notes (issued May 12, 2003)
                                                                                         --          64,500

      Subordinated Promissory Note (issued May 20, 2003)
                                                                                         --         235,500

      Equipment debt (10.18% weighted average interest rate at June 30,
        2003 and 2002) due in monthly installments with varying
        maturities through October 2005                                                   --       3,444,000

      Less: current portion                                                               --     (1,965,000)
                                                                                 -----------     -----------
      Long-term debt, excluding current portion                                $  6,925,000    $  2,512,600
                                                                                 ===========     ===========

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Future principal payments on long-term debt are due as follows as of June 30, 2004:

                      Year Ended June 30,
                      -------------------

                             2005       $         --
                             2006          1,385,000
                             2007          1,385,000
                             2008          1,385,000
                             2009          2,770,000
                                           ----------
                             Total      $  6,925,000
                                           ==========

      During August and September 2003, the Company repaid all the remaining long-term and current portions of equipment debt, convertible subordinated debt and promissory notes outstanding at June 30, 2003 from the proceeds of the August 2003 refinancing. The former equipment lender was repaid in full. The Company received a $757,000 cash discount from the lender in consideration of the prepayment of the equipment debt. The current notes are collateralized by a first priority security interest in the Company's specialized fueling truck fleet and related equipment and by the patents on its proprietary fuel management system.

AUGUST 2003 PROMISSORY NOTES

      On August 29, 2003, the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes and five-year warrants to purchase a total 2,008,250 shares of the Company's common stock at $1.00 per share. The August 2003 promissory notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The August 2003 promissory notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31 which commenced on December 31, 2003; and (5) the Company's right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing was $2.8 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the August 2003 promissory notes, the Company negotiated a settlement with its former primary equipment lender and received a $757,000 cash discount by prepaying the $2,204,800 outstanding balance on August 29, 2003. The transaction costs related to these promissory notes included commissions, professional fees and other costs, totaling $824,000 and are being amortized over the five-year term of the notes.

      The $1.61 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments required to be made by the Company for the outstanding balance of $6.925 million owed at June 30, 2004.

JANUARY 2002 CONVERSION OF SUBORDINATED DEBT

      In January 2002, certain holders of the convertible subordinated promissory notes converted an aggregate of $2.617 million to unregistered shares of the Company's common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares of common stock. The notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The holders of the remaining $283,600 of convertible subordinated promissory notes issued by the Company in April and September 2001 who did not convert their notes in January 2002 waived any conversion price adjustment. With the consent of the holder, interest on two of these notes may be paid in the Company's common stock, with the stock value based on the average closing price of the stock during the most recent quarter. In September 2002, the maturity dates of these non-converted notes were extended to August 31, 2004.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      The Company's debt agreements have covenants establishing certain financial requirements and operating restrictions. The Company's failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements, which would have a material adverse effect on the Company's liquidity and capital resources.


(5)   WARRANTS AND UNDERWRITER'S OPTION

      (a)   Public Offering Warrants

            The Company issued 1,150,000 common stock warrants in conjunction with its initial public offering in December 1996. Each warrant entitles the holder to purchase one share of common stock at a exercise price of $6.90 per share. In October 2003, the Company extended the expiration date of the warrants from December 11, 2003 to December 11, 2004. The common stock underlying the warrants has been registered with the Securities and Exchange Commission. As of June 30, 2004, none of these warrants have been exercised.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      (b)   Underwriter's Option

            In connection with the initial public offering the Company sold the underwriter an option to purchase up to 100,000 shares of common stock at $9.30 per share and warrants at an exercise price of $.19375 to purchase an additional 100,000 shares, at an exercise price of $9.30 per share. The underwriter's option was extended concurrent with the warrants and currently expires on December 11, 2004. The exercise price of the warrants subject to the underwriter's option and the number of shares of common stock covered by these warrants, are subject to adjustment on similar terms as the Company's other outstanding warrants. As of June 30, 2004, none of these warrants have been exercised.

      (c)   May 2003 Warrants

            On May 20, 2003, the Company issued $235,500 of subordinated promissory notes to officers, directors and certain shareholders. The notes were due on November 19, 2003 and bear interest at an annual rate of 14%. The Company also issued non-detachable warrants to purchase 82,425 shares of common stock exercisable at $0.86 per share in connection with the notes. The Company repaid these notes in September 2003 with the proceeds of the August 2003 refinancing. As of June 30, 2004, 7,000 of these warrants were exercised and the remaining 75,425 are exercisable.

            The number of shares of common stock that may be purchased upon exercise of the warrants will be adjusted if the Company makes a dividend distribution to its shareholders or subdivide, combine or reclassify its outstanding shares of common stock. The exercise price of the warrants will also be adjusted if the Company consolidates or merges.

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      (d)   August 2003 Warrants

            As a result of the August 2003 refinancing, the Company raised $6.925 million and issued 2,008,250 five-year warrants to purchase the Company's common stock at $1.00 per share. As of June 30, 2004, 62,500 warrants were exercised. Additionally, in September 2004 there were 50,000 shares exercised.


(6) STOCK OPTIONS

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

            Under the 1996 Plan 500,000 shares of common stock are reserved for issuance upon exercise of options granted. Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options, with the amount reserved being increased each year by ten percent of the total shares subject to the 2000 Plan at the end of the previous calendar year. Options to purchase 0 shares of stock are outstanding under the 1996 Plan and options to purchase 362,000 shares of stock are available to be granted under the 2000 Plan. The Board of Directors has determined that no additional options will be granted under the 1996 Plan.

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

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              Weighted
                                                        1996 and 2000          Average
                                                            Plans           Exercise Price
                                                        -------------       --------------
            Options outstanding as of
            January 31, 1999.....................           210,052         $     3.49
                                                         ==========            =======
              Granted............................           159,000         $     5.49
              Cancelled..........................           (32,200)        $     4.60
              Exercised..........................           (60,300)        $     3.44
                                                         ----------            -------
            Options outstanding as of
            January 31, 2000.....................           276,552         $     4.55
                                                         ==========            =======
              Granted............................           738,000         $     1.50
              Cancelled..........................           (13,200)        $     5.16
              Exercised..........................            (2,200)        $     3.69
                                                         ----------            -------
            Options outstanding as of
            January 31, 2001.....................           999,152         $     2.30
                                                         ==========            =======
              Granted............................           240,000         $     1.50
              Cancelled..........................           (35,700)        $     2.68
              Exercised..........................                --         $       --
                                                         ----------            -------
            Options outstanding as of
            June 30, 2001........................         1,203,452         $     2.13
                                                         ==========            =======
               Granted...........................           190,000         $     1.32
               Cancelled.........................          (379,000)        $     2.31
               Exercised.........................                --         $       --
                                                         ----------            -------
            Options outstanding as of
            June 30, 2002........................         1,014,452         $     1.89
                                                         ==========            =======
               Granted...........................                --         $       --
               Cancelled.........................           (27,000)        $     2.08
               Exercised.........................                --         $       --
                                                         ----------            -------
            Options outstanding as of
            June 30, 2003........................           987,452         $     1.88
                                                         ==========            =======
               Granted...........................           120,000         $     1.30
               Cancelled.........................           (22,500)        $     3.95
               Exercised.........................                --         $       --
                                                         ----------            -------
            Options outstanding as of
            June 30, 2004........................         1,084,952         $    1.77
                                                         ==========            =======
               Exercisable.......................           896,952         $    1.87
                                                         ==========
            Available for future grant (2000
            Plan only)...........................           362,000
                                                         ==========

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The following table summarizes information about stock options outstanding under both plans as of June 30, 2004:

                                               Weighted
                                                Average       Weighted                      Weighted
                                               Remaining       Average       Number         Average
               Exercise         Number        Contractual     Exercise      of Shares       Exercise
                Price        Outstanding     Life (Years)       Price      Exercisable       Price
         --------------      -----------     ------------     --------     -----------      ---------
         $1.07 to $1.74        969,000           6.95           1.44          781,000         1.44
         $3.37 to $4.13         89,952           3.31           3.75           89,952         3.75
         $6.56 to $7.63         26,000           5.12           7.40           26,000         7.40
                                ------                                         ------
                             1,084,952                                        896,952
                            ==========                                      =========
         TOTALS

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

            Under the Directors Plan, 250,000 shares of common stock are reserved for issuance upon the exercise of options granted. Each non-employee who serves as a member of the Company's board of directors as of the effective date of the Directors Plan, and each non-employee who is elected or otherwise appointed as one of the Company's directors thereafter, will receive a fully vested option to purchase 20,000 shares of stock. On the last day of each fiscal quarter while the Directors Plan is in effect, each non-employee director will receive an additional grant of an option to purchase 625 shares of stock. Further, in accordance with the Directors Plan, additional options may be granted to non-employee directors from time to time. Options to purchase 219,375 shares of common stock are currently outstanding under the Directors Plan and 30,625 shares of stock are available to be granted in the future.

            Options granted under the Directors Plan expire no later than ten years from the date of grant and are with limited exceptions exercisable as of the grant date.

      The following table summarizes the stock option activity under the Directors' Plan for the periods indicated:

                 STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          Weighted Average
                                                                    Directors Plan         Exercise Price
                                                                    --------------        ----------------
         Options outstanding as of January 31, 2001.......                     --             $      --
           Granted........................................                100,000             $    1.60
           Cancelled......................................                     --             $      --
           Exercised......................................                     --             $      --
                                                                       ----------               -------
         Options outstanding as of June 30, 2001..........                100,000             $    1.60
                                                                       ==========               =======


           Granted........................................                 52,500             $    1.52
           Cancelled......................................                     --             $      --
           Exercised......................................                     --             $      --
                                                                       ----------               -------
         Options outstanding as of June 30, 2002..........                152,500             $    1.57
                                                                       ==========               =======
           Granted........................................                 53,125             $    1.21
           Cancelled......................................                (20,625)            $    1.25
           Exercised......................................                     --             $      --
                                                                       ----------               -------
         Options outstanding as of June 30, 2003..........                185,000             $    1.51
                                                                       ==========               =======
           Granted........................................                 34,375             $    1.41
           Cancelled......................................                     --             $      --
           Exercised......................................                     --             $      --
                                                                       ----------               -------
         Options outstanding as of June 30, 2004..........                219,375             $    1.50
                                                                       ==========               =======
             Exercisable                                                  219,375             $    1.50
                                                                       ==========
         Available for future grant                                        30,625
                                                                       ==========

      The following table summarizes information about the Directors stock options outstanding under the Plan as of June 30, 2004:

                                             Weighted
                                              Average        Weighted                       Weighted
                                             Remaining        Average        Number         Average
               Exercise       Number        Contractual      Exercise       of Shares       Exercise
                Pricese     Outstanding     Life (Years)       Price       Exercisable       Price
         --------------     -----------     ------------     --------      -----------      ---------
         $.92 to $1.11          12,500         8.38            1.02           12,500          1.02
         $1.21 to $1.36         40,000         8.48            1.27           40,000          1.27
         $1.40 to $1.85        166,875         7.19            1.58          166,875          1.58
                               -------                                       -------
                               219,375                                       219,375
                               =======                                       =======
         TOTALS


(7    SIGNIFICANT CUSTOMERS

      Revenue (excluding fuel taxes) from one significant customer, the United States Postal Service, totaled $9.5 million or 14%, $8.5 million or 16%, and $8.4 or 19% of total revenue in the fiscal years ended June 30, 2004, 2003 and 2002, respectively. However, revenue from this customer was generated from a total of 6 and 9 separate and independent written contracts of varying lengths of service and renewal options for the years ended June 30, 2004 and 2003, respectively.

(8) RELATED PARTY TRANSACTIONS

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


(9)   INCOME TAXES

      The actual tax benefit of the Company for the years ended June 30, 2004, 2003 and 2002 differs from the statutory Federal tax rate of 34% due to the following:


                                                            Fiscal Year     Fiscal Year    Fiscal Year
                                                              June 30,       June 30,        June 30,
                                                                2004           2003            2002
                                                           -------------   ------------   -------------
        Expected benefit for income taxes at the
          statutory Federal income tax rate of 34%           $ 237,000       $ 538,000      $ 395,000
        Net operating loss carryforward adjustment             133,000               -              -
        Change in tax rate                                     172,000               -              -
        State income taxes, net of federal benefit              59,000          37,000         42,000
        Other                                                   14,000          13,000        (59,000)
        Nondeductible expenses                                 (12,000)         (9,000)      (102,000)
        Deferred tax valuation allowance                      (603,000)       (579,000)      (276,000)
                                                              ---------       ---------      ---------
        Benefit (provision) for income taxes                 $      --       $      --      $      --
                                                              =========       =========      =========

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their income tax bases, and operating loss carryforwards

      The tax effects of temporary differences and operating loss carryforwards that give rise the significant portions of the deferred tax assets and liabilities at June 30, 2004 and 2003 are presented below:

                                                                          June 30,
                                                          ------------------------------------------
                                                                  2004                 2003
                                                          ------------------------------------------
            Deferred tax assets:
            Net operating loss carryforwards                 $  5,684,000          $  4,880,000
            Asset basis adjustment for Reorganization             257,000               275,000
            Allowance for doubtful accounts                       170,000               200,000
            Accrued expenses                                       42,000                32,000
            Contributions carryover                                 2,000                 3,000
                                                             ------------           -----------
            Total gross deferred tax assets                     6,155,000             5,390,000

            Less:  valuation allowance                         (3,466,000)           (2,863,000)
                                                             ------------           -----------
            Total deferred tax assets                           2,689,000             2,527,000
                                                             ============           ===========
            Deferred tax liabilities:
            Property and equipment                             (2,666,000)           (2,438,000)
            Software development costs                            (23,000)              (89,000)
                                                             ------------           -----------
            Total deferred tax liabilities                     (2,689,000)           (2,527,000
                                                             ============           ===========
            Net deferred tax assets                          $         --          $     --
                                                             ============           ===========

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

      The net change in the valuation allowance for the years ended June 30, 2004, 2003 and 2002 was an increase of $603,000, $579,000, $276,000, respectively. All increases to the valuation allowance during these periods were recorded through the provision for taxes. As of June 30, 2004, the Company has net operating loss carryforwards of approximately $14.3 million which will begin to expire in the year 2011.


(10) COMMITMENTS AND CONTINGENCIES

      (a)   Operating Leases

            The Company leases real property and equipment under operating leases that expire at various times through the year 2015. Future minimum lease payments under non-cancelable operating leases as of June 30, 2004 are:

                                               Operating
                              Year ended         Lease
                               June 30,         Payments
                             -----------     -------------
                                 2005             365,000
                                 2006              56,000
                                 2007              21,000
                                 2008              15,000
                                 2009              15,000
                              Thereafter           91,000
                                             -------------
                                                  563,000
                                             =============

            The Company was obligated to Mr. Streicher under two operating leases covering property utilized for division truck yards and offices, one of which expired in April 2002. While the second lease does not expire until August of 2015, Mr. Streicher sold the property covered by it to an unrelated third party in April 2003. In conjunction with the sale, Mr. Streicher assigned the lease to the purchaser of the property extinguishing any further obligation of the Company to Mr. Streicher under it. Rent expense paid to Mr. Streicher by the Company for the lease of its former corporate offices and the two division facilities was $0, $12,000 and $30,000 for the fiscal years ended June 30, 2004, 2003 and 2002.

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

      (c)   Employment Agreements

            The Company entered into an employment agreement with Richard E. Gathright on October 26, 2000 pursuant to which Mr. Gathright serves as President and Chief Executive Officer of the Company. The agreement has a term of three years, commencing on October 26, 2000, provides for an annual base salary of $300,000, participation, with other members of management, in a bonus program, whereby up to 10% of the Company's pretax profits will be set aside for bonus payments, and the grant of 500,000 options to purchase shares of the Company's common stock at a price of $1.50 per share. The agreement further provides that it may be terminated by the Company at any time and for any reason. If the agreement is terminated by the Company without cause, Mr. Gathright shall be due the greater of all base salary payable through the term of the agreement or eighteen months base salary. If the agreement is terminated for cause, as defined, Mr. Gathright will not be entitled to the severance payments specified. On September 25, 2003, the Company and Mr. Gathright amended the terms of the agreement extending it from three to four years. Additionally, this Agreement was extended an additional year expiring October 31, 2005.

            The Company has also entered into written employment agreements with certain other Company officers. The agreements vary in terms up to one year and automatically renew for successive periods unless notice of termination and severance are given by the Company prior to a renewal period.

      (d)   Absence of Written Agreements

            Most of the Company's customers do not have written agreements with the Company and can terminate the Company's mobile fueling services at any time and for any reason. If the Company were to experience a high rate of terminations, the Company's business and financial performance could be adversely affected.

      (e)   Litigation

            The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, after consulting with legal counsel, no litigation or claims exist that should have a material effect on the consolidated financial position or results of operations of the Company as of June 30, 2004.