Form 10-Q
period 2004-09-30
STREICHER MOBILE FUELING INC
filed 2004-11-15
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-21825

                         STREICHER MOBILE FUELING, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                FLORIDA                            65-0707824
      ----------------------------        --------------------------------
        (State of Incorporation)            (IRS Employer Identification
                                                      Number)

    800 West Cypress Creek Road, Suite 580,
        Fort Lauderdale, Florida,                          33309
  ---------------------------------------------         ------------
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X].  No [ ].

      As of November 15, 2004 there were 7,412,601 shares of the registrant's common stock outstanding.

                               STREICHER MOBILE FUELING, INC.

                                          FORM 10-Q

                                            INDEX


FORM 10-Q PART AND ITEM NO.
      Part I   Financial Information:

               Item 1.  Condensed Unaudited Consolidated Financial Statements

                        Condensed Unaudited Consolidated Balance Sheets as of
                        September 30, 2004 and June 30, 2004 .............................................3

                        Condensed Unaudited Consolidated Statements of
                        Operations for the three-months ended September 30, 2004 and 2003 ................4

                        Condensed Unaudited Consolidated Statements of Cash
                        Flows for the three-months ended September 30, 2004 and 2003 .....................5

                        Notes to Condensed Unaudited Consolidated Financial Statements....................6

               Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations............................................................10

               Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................18

               Item 4.  Controls and Procedures..........................................................18


      Part II  Other Information

               Items 1. thru 6. .........................................................................19

               Signature Page............................................................................20

               Certifications.......................................................................21 - 23

                  STREICHER MOBILE FUELING, INC. AND SUBSIDIARY
                 CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2004 AND JUNE 30, 2004
                   (IN 000'S, EXCEPT SHARE AND PER SHARE DATA)

                                                         SEPTEMBER 30,      JUNE 30,
                        ASSETS                               2004             2004
-------------------------------------------------------  -------------   ------------
Current assets:
 Cash and cash equivalents........................       $      3,213    $      2,708
  Restricted cash.................................                 41              13
  Accounts receivable, net .......................             10,654           8,280
  Inventories ....................................                240             183
  Prepaid expenses and other current assets.......                190             400
                                                         ------------    ------------
    Total current assets..........................             14,338          11,584
                                                         ------------    ------------
Property and equipment, net.......................              7,344           7,602
Deferred debt costs...............................                715             770
Other assets......................................                 62              62
                                                         ------------    ------------
    Total assets..................................       $     22,459    $     20,018
                                                         ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------
Current liabilities:
  Line of credit payable .........................       $      6,278    $      4,919
  Current portion of long-term debt...............                693              --
  Accounts payable and other liabilities .........              4,804           4,193
                                                         ------------    ------------
    Total current liabilities.....................             11,775           9,112
                                                         ------------    ------------

Long-term liabilities:
  Promissory notes, excluding current portion.....              6,232           6,925
  Unamortized debt discount, net..................             (1,286)         (1,367)
                                                         ------------    ------------
    Long-term debt, net...........................              4,946           5,558
                                                         ------------    ------------
    Total liabilities.............................             16,721          14,670
                                                         ------------    ------------
Shareholders' equity:
  Common stock, par value $.01 per share; 50,000,000
    shares authorized; 7,412,601 and 7,317,960
    issued and outstanding at September 30, 2004
    and June 30, 2004, respectively...............                 74              73
  Additional paid-in capital......................             13,486          13,392
  Accumulated deficit.............................             (7,822)         (8,117)
                                                         ------------    ------------
    Total shareholders' equity....................              5,738           5,348
                                                         ------------    ------------
    Total liabilities and shareholders' equity....       $     22,459    $     20,018
                                                         ============    ============



  See accompanying notes to condensed unaudited consolidated financial statements.

                  STREICHER MOBILE FUELING, INC. AND SUBSIDIARY
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE-MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                   (in 000'S, except share and per share data)

                                                          2004           2003
                                                       ----------     ----------
  Fuel sales, taxes and service revenues              $    28,909    $    19,417
  Cost of fuel sales, taxes and service.                   27,109         18,595
                                                      -----------    -----------
    Gross profit..................................          1,800            822

  Selling, general and administrative expenses....          1,123          1,091
  Gain on extinguishment of debt..................             --            757
                                                      -----------    -----------
    Operating income .............................            677            488

  Interest expense................................           (382)          (284)
  Interest and other income.......................             --              2
                                                      -----------    -----------
    Income before income taxes....................            295            206

  Income tax expense..............................             --             --
                                                      -----------    -----------
    Net income  ..................................    $       295    $       206
                                                      ===========    ===========
  Basic net income per share......................    $      0.04    $      0.03
                                                      ===========    ===========
  Diluted net income per share....................    $      0.04    $      0.03
                                                      ===========    ===========
  Basic weighted average common
    shares outstanding............................      7,331,945      7,248,305
                                                      ===========    ===========
  Diluted weighted average common
    shares outstanding............................      7,869,780      7,504,502
                                                      ===========    ===========



See accompanying notes to condensed unaudited consolidated financial statements.

                          STREICHER MOBILE FUELING, INC. AND SUBSIDIARY
                    CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 and 2003
                                            (in 000's)

                                                                         2004          2003
                                                                       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................       295           206
  Adjustments to reconcile net income to net cash used in
    operating activities:
  Depreciation and amortization:
    Cost of Sales ..................................................       271           286
    Sales, general, and administrative .............................        44            48
  Amortization of deferred debt costs ..............................        55            56
  Amortization of debt discount ....................................        81            30
  Gain on extinguishment of debt ...................................        --          (757)
  Provision for allowance for doubtful accounts ....................        15             3
  Changes in operating assets and liabilities:
    (Increase) decrease in restricted cash .........................       (28)           73
    Increase in accounts receivable ................................    (2,389)         (121)
    Decrease in inventories, prepaid expenses, and other assets ....       153           220
    Increase (decrease) in accounts payable and other liabilities...       611          (151)
                                                                       -------       -------
      Net cash used in operating activities ........................      (892)         (107)
                                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..............................       (57)          (39)
  Proceeds from disposal of equipment ..............................        --           112
  Decrease in note receivable from related party ...................        --            42
                                                                       -------       -------
      Net cash (used in) provided by investing activities ..........       (57)          115
                                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of promissory notes .......................        --         6,925
  Net borrowings (repayments) on line of credit payable ............     1,359          (869)
  Net proceeds from exercise of common stock warrants ..............        95            --
  Repayments of subordinated promissory notes ......................        --        (1,034)
  Payments of debt issuance costs ..................................        --          (468)
  Repayments on long-term equipment debt ...........................        --        (2,687)
                                                                       -------       -------
      Net cash provided by financing activities ....................     1,454         1,867
                                                                       -------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................       505         1,875
CASH AND CASH EQUIVALENTS, beginning of period .....................     2,708           211
                                                                       -------       -------
CASH AND CASH EQUIVALENTS, end of period ...........................   $ 3,213       $ 2,086
                                                                       =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for-
    Interest .......................................................   $    71       $   151
                                                                       =======       =======
    Income taxes ...................................................   $    --       $    --
                                                                       =======       =======



     See accompanying notes to condensed unaudited consolidated financial statements.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)   NATURE OF OPERATIONS

      Streicher Mobile Fueling, Inc., a Florida corporation (the "Company") was formed in 1996.

      The Company provides mobile fueling and fuel management out-sourcing services to businesses that operate all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. The Company's specialized truck fleet delivers fuel to customers' locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and/or re-supplying fixed-site storage facilities. The Company's patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. At September 30, 2004, the Company had operations in California, District of Columbia, Florida, Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Texas and Virginia.

      The Company generates substantially all of its revenue from mobile fueling and fuel management services. Revenue is comprised principally of delivery service charges and the related sales of diesel fuel and gasoline. Cost of sales is comprised principally of direct operating expenses, the cost of fuel and depreciation of the fleet. Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authority or its collecting agent. The delivery service charges are at a negotiated rate and the cost of fuel is based on market prices. Revenue and cost of fuel will vary depending on the upward or downward movement of fuel prices in each market.

      In the mobile fueling business, the majority of deliveries are made on workdays, Monday through Friday, to coincide with customers' fuel service requirements. Thus, the number of workdays in a quarter will impact the quarterly financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset during the fiscal year by emergency mobile fueling services and fuel deliveries to certain customers resulting from impending or actual severe meteorological or geological events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes. For example, in August and September 2004, the Company performed emergency mobile fueling services for its customers in response to the four hurricanes that struck Florida and the southeastern United States.


(2)   BASIS OF PRESENTATION

      The condensed unaudited consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiary, Streicher Realty, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

      The condensed unaudited consolidated financial statements included herein have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current period presentation. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

      SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES

      In the period ended September 30, 2003, the Company recorded unamortized debt discount of $1,608,000 and deferred debt costs of $257,000 related to the valuation of the common stock warrants issued in connection with its August 2003 refinancing. In the same period, the Company recorded $14,000 of interest expense related to the issuance of common stock in lieu of payments on convertible subordinated promissory notes.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(3)   LINE OF CREDIT PAYABLE

      The Company has a three-year $10 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (6.25% at September 30, 2004) and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet, related equipment and patents. The maturity date of the line of credit is September 25, 2005. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after September 25, 2005.

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

      As of September and June 30, 2004, the Company had outstanding borrowings of $6.3 and $4.9 million, respectively, under its $10 million line of credit. Based on eligible receivables outstanding at September and June 30, 2004, the Company had $1.3 and $1.1 million of cash availability on the line of credit, and was in compliance with all financial covenants required by the loan and security agreement.

(4)   NET INCOME PER SHARE

      Basic income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

      At September 30, 2004 and 2003, 4,574,511 and 4,614,552 common stock equivalents, respectively, consisting of employee, director and unrelated third party stock options and common stock warrants, were outstanding at prices ranging from $.86 to $9.49 per share. For the period ended September 30, 2004 and 2003, 537,835 and 256,197 of these common stock equivalents were dilutive and were included in the computation of diluted net income per share, respectively.

      For the periods ended September 30, 2004 and 2003, the Company earned net income of $295,000 and $206,000 or $0.04 and $0.03 per basic or diluted share, respectively.

      On September 25, 2003, the Company extended from December 11, 2003 to December 11, 2004 the exercise period for 1,349,900 outstanding common stock warrants related to the December 11, 1996 initial public offering. The costs associated with the extension were $14,000.

      SFAS 123, "Accounting for Stock Based Compensation," as amended by
SFAS 148, "Accounting for Stock Based Compensation-Transition and Disclosure," allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to account for employee stock options or similar equity instruments under APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to apply the provisions of APB 25 in the preparation of its condensed unaudited consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123 (dollars in thousands, except share data).

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                     For the Three Months Ended
                                                             September 30,
                                                            2004      2003
                                                         --------  --------
              Net income, as reported                    $   295   $   206

              Stock-based employee compensation
              expense not included in reported
              net income                                 $   (31)  $    (2)
                                                         -------   -------
              Net income - pro forma                     $   264   $   204
                                                         =======   =======
              Basic net income per share -               $  0.04   $  0.03
              as reported
                                                         =======   =======
              Basic net income per share -               $  0.04   $  0.03
              as proforma
                                                         =======   =======
              Diluted net income per share -             $  0.04   $  0.03
              as reported
                                                         =======   =======
              Diluted net income per share -             $  0.03   $  0.03
              as proforma
                                                         =======   =======

              Risk free interest rate                         3%        3%
              Dividend yield                                  0%        0%
              Expected volatility                           100%      100%
              Expected life                                   10        10
                                                           years     years

      The full impact of calculating compensation cost for stock options (fixed awards) is not reflected in the proforma net income amounts presented because compensation cost is reflected over the prorata vesting period of the options.

(5)   LONG-TERM DEBT

      Long-term debt consists of the following:

                                                      September 30,      June 30,
                                                          2004             2004
                                                      -------------    -----------
      Promissory Notes (10% interest due
      semi-annually, December 31 and June 30);
      principal beginning August 28, 2005,
      semi-annually on August 28 and
      February 28; balloon of $2,770,000
      at maturity on August 28, 2008                  $  6,925,000     $ 6,925,000

      Less: current portion                               (692,500)           ----
                                                      ------------     -----------
      Long-term debt, excluding current portion       $  6,232,500     $ 6,925,000
                                                      ============     ===========

AUGUST 2003 PROMISSORY NOTES

      On August 29, 2003, the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes and five-year warrants to purchase a total 2,008,250 shares of the Company's common stock at $1.00 per share. The August 2003 promissory notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The August 2003 promissory notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31 which commenced on December 31, 2003; and (5) the Company's right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing were $2.8 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the August 2003 promissory notes, the Company negotiated a settlement with its former primary equipment lender and received a $757,000 cash discount by prepaying the $2,204,800 outstanding balance on August 29, 2003. The transaction costs related to these promissory notes included commissions, professional fees and other costs, totaling $824,000 and are being amortized over the five-year term of the notes.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


      The unamortized debt discount is a non-cash discount related to the issuance valuation of the common stock warrants and does not reduce the amount of principal cash repayments required to be made by the Company for the outstanding balance of $6.925 million owed at September 30 and June 30, 2004.

      During the three months ended September 30, 2004, 94,641 of the detachable common stock warrants issued in connection with the August 2003 promissory notes, at an exercise price of $1.00, were exercised for $94,641.

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

(6)   RELATED PARTY TRANSACTIONS

      During the three months ended September 30, 2003, the Company repaid all of the subordinated debt then held by certain officers, directors and other affiliates.

(7)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report, including but not limited to this Item 2 and the footnotes to the financial statements in Section F, contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words "believes," "expects," "anticipates," or similar expressions are generally considered to be forward-looking statements.

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

      The forward-looking statements reflect the Company's current view about future events and are subject to risks, uncertainties and assumptions. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth under the caption "Certain Factors Affecting Future Operating Results," included in the Company's filing on Form 10-K for the fiscal year ended June 30, 2004, and in this Form 10-Q. Among the factors that could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements are the following:

      o    future net losses

      o    adverse consequences relating to the Company's outstanding debt

      o the Company's ability to pay interest and principal on its line of credit, August 2003 promissory notes and pay its accounts payable and other liabilities when due

      o the Company's ability to comply with financial covenants contained in its debt agreements

      o the Company's ability to obtain, if necessary, waivers of covenant violations of its debt agreements

      o significant provisions for bad debts on the Company's accounts receivable

      o the Company's ability to acquire sufficient trade credit from fuel suppliers and other vendors

      o the Company's ability to expand its operations in existing and new markets and make possible acquisitions

      o declines in demand for the Company's services and the margins generated resulting from adverse market conditions in the mobile fueling industry, negative customer reactions to new or existing marketing strategies, or negative economic conditions generally

      o competitive pricing for the Company's services at acceptable margins.

OVERVIEW

      Streicher Mobile Fueling, Inc. (the "Company") provides mobile fueling and fuel management out-sourced services to businesses that operate fleets of vehicles and equipment of various sizes, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. The Company's specialized truck fleet delivers fuel to customers' locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and/or re- supplying fixed-site storage facilities. The Company's patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and sold and providing customers with customized fleet fuel data for management analysis and reporting.

      The Company's mobile fueling services provide numerous advantages to its customers, including lower labor and administrative costs associated with fueling vehicles, centralized control over fuel inventories and usage, tax reporting benefits, elimination of costs and risks of environmental liabilities associated with on-site fuel storage and dispensing facilities, lower risk of employee theft of fuel, emergency fuel availability, and the elimination of security risks associated with off-site fueling by employees.

      The Company presently operates over 100 custom specialized mobile fueling trucks from 17 operating locations in California, District of Columbia, Florida, Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Texas and Virginia. The Company is actively seeking to increase market penetration in its existing service areas and to develop its operations in new markets. During the 2004 fiscal year, the Company entered new markets in the District of Columbia, Maryland, North Carolina and Virginia, and in August 2004, the Company entered the Pennsylvania market. The Company intends to continue to enter new markets where it believes that mobile fueling or fuel management business can be obtained at profitable margins. The Company is also actively seeking acquisitions to achieve additional growth.

      The Company generates substantially all of its revenue from providing mobile fueling and fuel management services. Revenue is comprised principally of delivery service charges and the related sale of diesel fuel and gasoline. Cost of sales is comprised principally of direct operating expenses and the cost of fuel. Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authorities or its collecting agents.

      In the mobile fueling business, the majority of deliveries are made on workdays, Monday through Friday, to coincide with customers' fuel service requirements. The number of workdays in a quarter will impact the quarterly financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset during the fiscal year by emergency mobile fueling services and fuel deliveries to certain customers resulting from impending or actual severe meteorological or geological events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes. During August and September 2004, the Company performed emergency mobile fueling services for its existing customers and other businesses, organizations and communities that were affected by four hurricanes which impacted Florida and the southeastern United States.

      The Company provides mobile fueling and fuel management services at a competitive rate for its services plus the cost of fuel and procurement based on market prices. Revenue levels vary depending on the upward or downward movement of fuel prices in each market. Although volatile fuel prices can affect customers' demand for fuel or impact the fuel usage costs of the Company's delivery trucks, the Company's gross profit on sales is not generally directly affected by fuel price fluctuations since the Company passes on fuel price changes to its customers and charges for its services on a per gallon basis based on a targeted rate per hour. While there may be a perceived correlation between customer resistance to payment of higher service charges, or margin, to the Company when fuel prices rise sharply, as they have in recent years, the Company believes that it is marketing labor savings, fuel theft reduction and other services which reduce or limit the overall cost of fuel supply, and that higher fuel prices do not have a long-term effect on its margins. During the quarter ended September 30, 2004, the average market prices for wholesale cost of fuel were over 40 cents higher per gallon than the quarter ended
September 30, 2003.

      In the quarter ended September 30, 2004, the Company's gross profit, operating income and net income increased over the same period in the prior year by $978,000, $189,000 and $89,000, respectively. These improvements primarily relate to a higher net margin per gallon and a 14.2% increase in net new business (defined as the incremental change in the volume delivered and sold) as discussed below. The operating profit for the quarter ended September 30, 2003 included a $757,000 gain on extinguishment of debt which did not recur in the current quarter.

      The Company's mobile fueling services business continues to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved ("net margin per gallon" is defined as gross profit plus depreciation included in cost of sales divided by gallons sold). The Company increased its net new business by 1.9 million gallons to 15.2 million gallons from 13.3 million gallons or 14.2% for the same three-month period ended on September 30, 2004 over 2003. This increase was primarily due to the addition of new accounts and market expansion. If the Company can maintain this growth rate (which is not certain) then, based on fiscal 2004's annual volume of 54.6 million gallons, estimated fiscal year 2005 volume could be approximately 62.4 million gallons.

      For the three months ended September 30, 2004, the Company's net margin per gallon improved to 13.7 cents per gallon compared to 11.9 and 8.3 cents per gallon for the fourth quarter ended June 30, 2004 and first quarter ended September 30, 2003, respectively. This increase resulted from the continued acceptance in the marketplace of overall higher margins for the services provided by the Company, the 1.9 million gallons of net new business and the emergency response mobile fueling and delivery service related to the four hurricanes that affected Florida and the southeastern United States during August and September. Although the recent trend in higher margins for the services provided by the Company is positive, the net margin of 13.7 cents per gallon realized in the current quarter is still lower than the 14.6 cent per gallon net margin achieved in the first quarter of the 2003 fiscal year, and prior to the Company first experiencing the impact of a now defunct competitor's aggressive pricing and price-cutting tactics. There is no assurance that the net margin improvement trend will continue in the future or that margins will not decrease as the result of increased competition or customer resistance to higher prices for the Company's services.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a key indicator used by management and the financial community to gauge financial performance of the actual operations of a business without considering the impact of non-cash charges for equipment aging, debt financing expenses, and income taxes. EBITDA isolates actual financial performance of operations independent of the utilization of its capital resources, level of debt financing and the tax impact on the business operations. The Company's EBITDA improved by $168,000 to $992,000 from $824,000 or a 20% increase in the current three-month period compared to a year ago (see Non-GAAP measure EBITDA reconciliation table in the Results of Operations section). This EBITDA increase primarily related to the higher operating profit and volume sold compared to the prior year quarter ended September 30, 2003. The prior year first quarter EBITDA included the $757,000 gain on extinguishment of debt. EBITDA is determined before providing for debt service payments and capital expenditures.

      The Company expects that pricing for mobile fueling services will continue to increase as below cost pricing of mobile fueling services declines and existing and potential customers recognize that these services represent a net cost savings when compared to other refueling alternatives. The Company believes that significant opportunities exist to increase the size of its mobile fueling and fuel management services business and the volumes of fuel sold and delivered in conjunction with it. The Company`s future sales growth is dependent upon numerous business and economic factors, including the success of the Company's sales and marketing and other business strategies; the availability of sufficient acceptable margin mobile fueling service business in new and existing markets; the hiring and retention of qualified personnel to provide the level of service required by customers; the generation of acceptable cash flow from operating activities; the sufficiency of debt or equity capital to meet the Company's financing requirements; and changes in market conditions in the related transportation or petroleum industries, some of which factors are beyond the Company's control.

CAPITAL RESOURCES AND LIQUIDITY

      At September 30, 2004 and June 30, 2004, the Company had a total of cash and cash availability on its line of credit of $4,554,000 and $3,818,000, respectively. The $736,000 increase relates to an increase in cash of $533,000 and a $203,000 increase in the line of credit availability since June 30, 2004. The Company's cash and cash availability is principally due to the infusion of cash from the August 2003 refinancing (described below) which resulted in net cash proceeds of $2.8 million.

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

      During the quarter ended September 30, 2003, the Company recorded a pre-tax gain of $757,000 from the prepayment of the outstanding balance owed to its former principal equipment lender. In addition, it recorded an increase in shareholders' equity of $1.87 million for the value of the 2,008,250 warrants issued in connection with the August 2003 refinancing. For the quarter ended September 30, 2004, 94,641 of these warrants were exercised for $94,641.

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

      The Company's mobile fueling business requires it to employ substantial working capital for fuel, labor and equipment costs prior to receiving payments from customers. The fuel purchased by the Company for resale to customers generally must be paid for within 10 to 15 days of purchase, with labor costs and taxes paid bi-weekly and equipment related costs generally paid within 30 days. The Company invoices customers both daily and weekly and generally collects its accounts within 30 to 45 days. Days of sales outstanding at September 30, 2004 and June 30, 2004 were 28 days.

      During the three months ended September 30, 2004, the Company's cash used in operating activities was $892,000 compared to $107,000 in the prior year, representing a change of $785,000. This use of working capital primarily related to the net increase in accounts receivable and accounts payable of $1.8 million offset by other operating activities netting to the $785,000 change. The higher receivable balance at September 30, 2004 compared to June 30, 2004, was principally due to overall higher fuel prices, notwithstanding collections and days sales outstanding remaining constant at 28 days.

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

      At September 30, 2004, the Company had cash and cash equivalents of $3,213,000 as compared to $2,708,000 at June 30, 2004. The Company had $1,300,000 available on its line of credit as of September 30, 2004.

$10 MILLION THREE-YEAR CREDIT FACILITY

      The Company has a three-year $10 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (6.25% at September 30, 2004) and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet, related equipment and patents. The maturity date of the line of credit is September 25, 2005. In addition, the credit facility may be extended by the mutual consent of the Company and the financial institution after September 25, 2005.

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

      As of September and June 30, 2004, the Company had outstanding borrowings of $6.3 and $4.9 million, respectively, under its $10 million line of credit. Based on eligible receivables outstanding at September and June 30, 2004, the Company had $1.3 and $1.1 million of cash availability on the line of credit, and was in compliance with all financial covenants required by the loan and security agreement.

      Management believes that the Company's line of credit and cash on hand should provide the working capital needed to maintain and grow its business and to accomplish its business plan. If additional financing is required, however, there can be no assurance that the Company will be able to obtain such financing from its present line of credit lender or another lender at acceptable terms, or at all. In addition, because the Company's borrowings under its line of credit bear interest at variable interest rates and represent a large portion of the Company's outstanding debt, the Company's financial results could be materially affected by significant increases or decreases in interest rates.

DEBT SECURITIES

AUGUST 2003 PROMISSORY NOTES

      On August 29, 2003, the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes and five-year warrants to purchase a total 2,008,250 shares of the Company's common stock at $1.00 per share. The August 2003 promissory notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The August 2003 promissory notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31, which payments commenced on December 31, 2003; and
(5) the Company's right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing were $2.8 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the August 2003 promissory notes, the Company negotiated a settlement with its former primary equipment lender and received a $757,000 cash discount by prepaying the $2,204,800 outstanding balance on August 29, 2003. The transaction costs, including commissions, professional fees and other costs, totaled $824,000, and are being amortized over the five-year term of the notes. The $757,000 cash discount was accounted for as a gain on extinguishment of debt in the first quarter of fiscal 2004.

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

      The $1.61 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments required to be made by the Company for the outstanding balance of $6.925 million owed at September 30, 2004.

      During the three months ended September 30, 2004, 94,641 of the detachable common stock warrants issued in connection with the August 2003 promissory notes, at an exercise price of $1.00, were exercised for $94,641.

      In September 2003, the Company repaid all of the outstanding subordinated convertible and non-convertible promissory notes with a portion of the proceeds of the August 2003 refinancing.

RESULTS OF OPERATIONS

      The following is a summary of the Company's selected condensed consolidated results of operations for the three-month periods ending September 30, 2004 and 2003 (in 000s):


                                                  For the Three-Month Periods Ended September 30,
                                                  -----------------------------------------------
                                                                           Increase (decrease)
                                                                           --------------------
                                                      2004       2003       Dollars    Percent
                                                   ---------   --------    --------   ---------
           Total revenues                          $  28,909   $ 19,417    $  9,492      48.9%
           Total cost of sales and services           27,109     18,595       8,514      45.8%
                                                   ---------   --------    --------   --------
                 Gross profit                          1,800        822         978     119.0%
           Selling, general, and administrative
                 expenses                              1,123      1,091          32       2.9%
           Gain on extinguishment of debt                 --        757        (757)      100%

           Interest expense                             (382)      (284)         98      34.5%
           Interest and other income                     --           2          (2)      100%
                                                   ---------   --------    --------   --------
                 Net income                        $     295        206          89      43.2%
                                                   =========   ========    ========   ========
           Gallons Delivered                          15,153     13,273       1,880      14.2%
                                                   =========   ========    ========   ========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 TO SEPTEMBER 30, 2003

REVENUES

      Revenues increased $9.5 million, or 48.9%, in the three months ended September 30, 2004 compared to September 30, 2003. This increase was principally due to a 14.2 % increase in net new business and higher fuel prices which averaged 40 cents per gallon higher than the earlier period. The Company sold
15.2 million gallons of fuel in the quarter ended September 30, 2004, compared to the 13.3 million gallons in the quarter ended

September 30, 2003, a 1.9 million gallon increase of net new business. The increase in fuel prices was directly attributable to the volatility of world fuel markets and economic conditions, including higher crude oil prices and greater global fuel demand.

GROSS PROFIT

      The Company's gross profit increased by $978,000 for the three months ended September 30, 2004 compared to the same period in 2003. Of the improvement in gross profit, $721,000 resulted from overall higher margins being generated from the services provided by the Company, and the emergency response mobile fueling and fuel delivery services related to the four hurricanes that affected Florida and the southeastern United States; and $257,000 was attributable to the increase of 1.9 million gallons of net new business sold. The net margin per gallon was 13.7 cents for the quarter ended September 30, 2004 compared to 8.3 cents for the prior year representing an overall 5.4 cent increase in net margin per gallon.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased $32,000 in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase in these expenses in the three-month period resulted primarily from an increase in selling expenses for commissions, credit card fees and other selling costs.

INTEREST EXPENSE SUMMARY

      The table below shows the interest expense (in thousands) recorded for the three-month periods:

                                                               For the
                                                         Three Months Ended
                                                            September 30,
                                                          2004       2003
                                                        -------   ----------
      Stated Rate Interest Expense:
      ----------------------------
      Line of credit                                    $    66   $      63
      Promissory notes and equipment debt                   173         104
      Subordinated debt                                     ---          20
      Other                                                   5           6
                                                        -------   ---------
         Total  Stated Rate Interest Expense                244         193

      Non-cash Interest Amortization:
      ------------------------------
      Amortization of deferred debt costs                    56          38
      Amortization of debt discount                          82          30
                                                        -------   ---------
      Total  Amortization of Interest Expense               138          68
                                                        -------   ---------
      Other Interest Expense                                ---          23
                                                        -------   ---------

      Total Interest Expense                            $   382   $      284
                                                        ========  ==========

      The increase in interest expense of $98,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, respectively, related primarily to the higher non-cash interest amortization of $70,000 for the transaction costs and warrant issuance for the August 2003 refinancing. The other interest expense of $23,000 in the period ended September 30, 2003 related to deferred debt cost written off after the repayment of the former equipment notes.

 INCOME TAXES

      The Company recorded no income tax expense for the quarter ended September 30, 2004. The net operating loss carryforward at June 30, 2004 was $14.3 million.

NET INCOME

      The $89,000 improvement in net income for the fiscal quarter ended September 30, 2004 over the prior year was related to the increase in the gross profit of $978,000 offset by the non-recurring $757,000 gain on extinguishment of debt included in the prior year, and an increase in selling general and administrative costs of $32,000 and higher interest expense of $98,000 during the current period.

EBITDA - NON-GAAP MEASURE

      Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased $168,000 in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase in EBITDA for the three-month period was primarily due to the increase in gross profit of $978,000 offset by an increase in selling, general, and administrative expenses of $32,000 and a decrease in the gain on extinguishment of debt of $757,000. Components of EBITDA for the three months ended September 30, 2004 and 2003 are as follows:

                                                                    For the Three Months Ended
                                                              -------------------------------------
                                                               September 30,         September 30,
                                                                   2004                  2003
                                                              ----------------      ---------------
            Net income                                        $       295,000       $      206,000
            Add back:
               Interest expense                                       244,000              193,000
               Non-cash interest expense                              138,000               91,000
               Depreciation and amortization expense:
                  Cost of sales                                       271,000              285,000
                  Selling, general and administrative                  44,000               49,000
                                                               ---------------       --------------
            EBITDA                                            $       992,000       $      824,000
                                                               ===============       ==============

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with the variable rate portion of its outstanding debt. This debt bears interest at the United States prime interest rate plus a fixed markup and is subject to change based upon interest rate changes in the United States. The Company does not currently use, and has not historically used, derivative instruments to hedge against such market interest rate risk. Increases or decreases in market interest rates could have a material impact on the financial condition, results of operations and cash flows of the Company.

      The interest on the Company's bank line of credit of up to $10,000,000 is variable and may increase or decrease with future changes in interest rates but interest rates are not the only factor which could affect interest expense on the bank line of credit. If the Company's line of credit average outstanding balance was $2.5 million, an increase of 1% in the variable interest rate would result in additional interest expense of $25,000 per annum. The interest on the Company's $6.925 subordinated convertible promissory notes is fixed for the life of the notes at 10% per annum.


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

      There have been no significant changes in the Company's internal controls during the quarter ended September 30, 2004, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.  OTHER INFORMATION

      None.


ITEM 6.  EXHIBITS

      EXHIBITS

           Exhibit No.                      Description
           -----------                      -----------

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


                                       STREICHER MOBILE FUELING, INC.


November 15, 2004                      By: /s/ RICHARD E. GATHRIGHT
                                          -------------------------------------
                                          Richard E. Gathright
                                          Chief Executive Officer and President



                                       By: /s/ MICHAEL S. SHORE
                                          -------------------------------------
                                          Michael S. Shore
                                          Senior Vice President and
                                          Chief Financial Officer