Form 10-Q/A
period 2004-09-30
STREICHER MOBILE FUELING INC
filed 2005-02-11
CIK 1024452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-21825

                         STREICHER MOBILE FUELING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              FLORIDA                               65-0707824
     (State of Incorporation)           (IRS Employer Identification Number)


800 WEST CYPRESS CREEK ROAD, SUITE 580, FORT LAUDERDALE, FLORIDA,      33309
--------------------------------------------------------------------------------
            (Address of principal executive offices)                 (Zip Code)

                                 (954) 308-4200
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


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

         This amendment is being filed to correct the cover page of the Company's Form 10-Q for the period ended September 30, 2004. The box indicating that the Company is an accelerated filing should have been checked as a "NO" instead of a "YES".




ITEM 6.  EXHIBITS

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


                                STREICHER MOBILE FUELING, INC.


February 11, 2005               By: /s/Richard E. Gathright
                                    -------------------------------------------
                                    Richard E. Gathright
                                    Chief Executive Officer and President



                                By: /s/ Michael S. Shore
                                    --------------------------------------------
                                    Michael S. Shore
                                    Senior Vice President and
                                    Chief Financial Officer