Form 10-Q
period 2004-12-31
STREICHER MOBILE FUELING INC
filed 2005-02-14
CIK 1024452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21825

STREICHER MOBILE FUELING, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0707824
(State of Incorporation)	(IRS Employer Identification Number)

800 West Cypress Creek Road, Suite 580, Fort Lauderdale, Florida,	33309
(Address of principal executive offices)	(Zip Code)

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
Yes  ☒. No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐. No ☒.

As of February 14, 2005 there were 7,475,101 shares of the registrant’s common stock outstanding.

STREICHER MOBILE FUELING, INC.

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

Part I	Financial Information:

Item 1.	Condensed Unaudited Consolidated Financial Statements
	Condensed Unaudited Consolidated Balance Sheets as of December 31, 2004 and June 30, 2004	3
	Condensed Unaudited Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2004 and 2003	4
	Condensed Unaudited Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2004 and 2003	5
	Notes to Condensed Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II	Other Information

Items 1. thru 6.		22

Signature Page		23

Certifications		24 - 26

STREICHER MOBILE FUELING, INC. AND SUBSIDIARY
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 and JUNE 30, 2004
(in 000’s, except share and per share data)

ASSETS	December 31, 2004	June 30, 2004
Current assets:
Cash and cash equivalents	$4,463	$2,708
Restricted cash	--	13
Accounts receivable, net	8,290	8,280
Inventories	369	183
Prepaid expenses and other current assets	554	400
Total current assets	13,676	11,584

Property and equipment, net	7,136	7,602
Deferred debt costs	658	770
Other assets	67	62

Total assets	$21,537	$20,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$5,316	$4,919
Current portion of long-term debt	693	--
Accounts payable and other liabilities	3,875	4,193
Advance on private placement note offering	1,000	--
Total current liabilities	10,884	9,112

Long-term liabilities:
Promissory notes, excluding current portion	6,232	6,925
Unamortized debt discount, net	(1,199)	(1,367)
Total long-term debt, net	5,033	5,558

Total liabilities	15,917	14,670

Shareholders’ equity:
Common stock, par value $.01 per share; 50,000,000 shares authorized; 7,475,101 and 7,317,960 issued and outstanding at December 31, 2004 and June 30, 2004, respectively	74	73
Additional paid-in capital	13,549	13,392
Accumulated deficit	(8,003)	(8,117)
Total shareholders’ equity	5,620	5,348

Total liabilities and shareholders’ equity	$21,537	$20,018

See accompanying notes to condensed unaudited consolidated financial statements.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARY
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIODS ENDED
DECEMBER 31, 2004 and 2003
(in 000’s, except share and per share data)

	Three-Month Periods Ended December 31,		Six-Month Periods Ended December 31,
	2004	2003	2004	2003

Fuel sales, taxes and service revenues	$29,647	$21,136	$58,556	$40,553

Cost of fuel sales, taxes and service	28,203	20,061	55,312	38,656

Gross profit	1,444	1,075	3,244	1,897

Selling, general and administrative expenses	1,232	1,095	2,355	2,186
Gain on extinguishment of debt	—	—	—	757

Operating income (loss)	212	(20)	889	468

Interest expense	(393)	(362)	(775)	(646)
Interest and other income	—	—	—	2

Income (loss) before income taxes	(181)	(382)	114	(176)

Income tax expense	—	—	—	—

Net income (loss)	$(181)	$(382)	$114	$(176)

Basic net income (loss) per share	$(.02)	$(.05)	$.02	$(.02)
Diluted net income (loss) per share	$(.02)	$(.05)	$.01	$(.02)
Basic weighted average common shares outstanding	7,435,835	7,248,460	7,384,174	7,248,382
Diluted weighted average common shares outstanding	7,435,835	7,248,460	8,185,749	7,248,382

See accompanying notes to condensed unaudited consolidated financial statements.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARY
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 and 2003
(in 000’s)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$114	$(176)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Cost of sales	532	570
Selling, general and administrative	93	97
Amortization of deferred debt costs	112	110
Amortization of debt discount	168	108
Gain on extinguishment of debt	—	(757)
Provision for allowance for doubtful accounts	45	33
Changes in operating assets and liabilities:
Decrease in restricted cash	13	24
Increase in accounts receivable	(55)	(1,029)
Increase in inventories, prepaid expenses and other assets	(345)	(65)
Increase (decrease) in accounts payable and other liabilities	(318)	147
Net cash provided (used in) operating activities	359	(938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(158)	(80)
Proceeds from disposal of equipment	—	112
Decrease in note receivable due from related party	—	52
Net cash (used in) provided by investing activities	(158)	84

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance on private placement note offering	1,000	—
Net borrowings on line of credit payable	397	2
Net proceeds from exercise of common stock warrants	157	—
Proceeds from issuance of promissory notes	—	6,925
Payments of debt issuance costs	—	(526)
Repayments of subordinated promissory notes	—	(1,034)
Repayments of long-term equipment debt	—	(2,687)
Net cash provided by financing activities	$1,554	$2,680

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,755	1,826

CASH AND CASH EQUIVALENTS, beginning of period	2,708	211
CASH AND CASH EQUIVALENTS, end of period	$4,463	$2,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-
Interest	$486	$405
Income taxes	$—	$—

See accompanying notes to condensed unaudited consolidated financial statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

Streicher Mobile Fueling, Inc., a Florida corporation (the “Company”) was formed in 1996.

The Company provides mobile fueling and fuel management out-sourcing services to businesses that operate all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. The Company’s specialized truck fleet delivers fuel to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and/or re-supplying fixed-site storage facilities. The Company’s patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. At December 31, 2004, the Company had operations in California, Florida, Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Texas, Virginia, and Washington D.C.

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

In the mobile fueling business, the majority of deliveries are made on workdays, Monday through Friday, to coincide with customers’ fuel service requirements. Thus, the number of workdays in a quarter will impact the quarterly financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset during the fiscal year by emergency mobile fueling services and fuel deliveries to certain customers resulting from impending or actual severe meteorological or geological events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes. For example, in August and September 2004, the Company performed emergency mobile fueling services for its customers in response to the four hurricanes that struck Florida and the southeastern United States.

(2)	BASIS OF PRESENTATION

The condensed unaudited consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiary, Streicher Realty, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed unaudited consolidated financial statements included herein have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current period presentation. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

Supplemental Cash Flow Information of Non-Cash Activities

For the six-month period ended December 31, 2003, the Company recorded an unamortized debt discount of $1,608,000 and deferred debt costs of $257,000 related to the valuation of the common stock warrants issued in connection with its August 2003 refinancing. In the same period, the Company recorded $14,000 of interest expense related to the issuance of common stock in lieu of payments on convertible subordinated promissory notes.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)	LINE OF CREDIT PAYABLE

The Company has a three-year $10 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (6.75% at December 31, 2004) and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet, related equipment and patents. The maturity date of the line of credit is September 25, 2005. In addition, the credit facility may be extended by the mutual consent of the Company and the bank after September 25, 2005.

In August 2003, the Company and its line of credit lender amended the loan and security agreement for the credit facility in connection with the Company’s August 2003 refinancing which (1) released the lender’s lien on patents, patent rights and patent applications; (2) increased the unused line of credit fee by .50%; (3) revised the effective book net worth covenant to include the August 2003 promissory notes in its calculation; (4) established a covenant to maintain a minimum cumulative quarterly fixed charge coverage ratio as defined in the amended loan agreement; (5) established a covenant for the Company to maintain a minimum excess availability of $500,000; and (6) eliminated the loan prepayment fee.

As of December 31 and June 30, 2004, the Company had outstanding borrowings of $5.3 and $4.9 million, respectively, under its $10 million line of credit. Based on eligible receivables outstanding at December 31 and June 30, 2004, the Company had $672,000 and $1.1 million of cash availability on the line of credit, and was in compliance with all financial covenants required by the loan and security agreement.

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

At December 31, 2004 and 2003, 4,605,761 and 4,629,202 common stock equivalents, respectively, consisting of employee, director and unrelated third party stock options and common stock warrants, were outstanding at prices ranging from $.86 to $9.49 per share. For the six month period ended December 31, 2004, 801,575 of these common stock equivalents were dilutive and were included in the computation of diluted net income per share. For the three month period ended December 31, 2004 and the period ended December 31, 2003, none of these common stock equivalents were dilutive and were not included in the computation of diluted net income per share.

For the six month period ended December 31, 2004, the Company earned net income of $114,000 or $.02 per basic and $.01 per dilutive share. For the six month period ended December 31, 2003, the Company had a net loss of $176,000 or $(0.02) per basic or dilutive share.

On November 22, 2004, the Company extended from December 11, 2004 to December 11, 2005 the exercise period for 1,349,900 outstanding common stock warrants related to the December 11, 1996 initial public offering.

SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Entities electing to account for employee stock options or similar equity instruments under APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to apply the provisions of APB 25 in the preparation of its condensed unaudited consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123 and SFAS 148 (dollars in thousands, except share data).

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended December 31		For the Six Months Ended December 31
	2004	2003	2004	2003

Net income (loss) as reported	$(181)	$(382)	$114	$(176)
Stock-based employee compensation expense not included in reported net income (loss)	(24)	$(8)	$(55)	$(10)
Net income (loss) pro forma	$(205)	$(390)	$59	$(186)
Basic net income (loss) per share - as reported	$(.02)	$(.05)	$.02	$(.02)
Basic net income (loss) per share - as pro forma	$(.03)	$(.05)	$.01	$(.02)

Diluted net income (loss) per share - as reported	$(.02)	$(.05)	$.01	$(.02)
Diluted net income (loss) per share - pro forma	$(.03)	$(.05)	$.01	$(.02)

Risk free interest rate	4.25%	4.25%	4.25%	4.25%
Dividend yield	0%	0%	0%	0%
Expected volatility	100%	100%	100%	100%
Expected life	10 years	10 years	10 years	10 years

The full impact of calculating compensation cost for stock options (fixed awards) is not reflected in the proforma net income amounts presented because compensation cost is reflected over the prorata vesting period of the options.

(5)	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2004	June 30, 2004
Promissory Notes (10% interest due semi-annually, December 31 and June 30); principal beginning August 28, 2005, semi-annually on August 28 and February 28; balloon of $2,770,000 at maturity on August 28, 2008	$6,925,000	$6,925,000

Less: current portion	(692,500)	----

Long-term debt, excluding current portion	$6,232,500	$6,925,000

 August 2003 Promissory Notes

On August 29, 2003, the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes and five-year warrants to purchase a total 2,008,250 shares of the Company’s common stock at $1.00 per share. The August 2003 promissory notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The August 2003 promissory notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31 which commenced on December 31, 2003; and (5) the Company’s right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing were $2.8 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the August 2003 promissory notes, the Company received a $757,000 cash discount by prepaying the $2,204,800 outstanding balance on August 29, 2003. The transaction costs related to these promissory notes included commissions, professional fees and other costs, totaling $824,000 and are being amortized over the five-year term of the notes.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unamortized debt discount of $1,608,000 recorded in connection with this transaction is a non-cash discount related to the issuance valuation of the common stock warrants and does not reduce the amount of principal cash repayments required to be made by the Company for the outstanding balance of $6.925 million owed at December 31 and June 30, 2004.

During the six months ended December 31, 2004, 157,141 of the detachable common stock warrants issued in connection with the August 2003 promissory notes, at an exercise price of $1.00, were exercised for $157,141 in gross proceeds.

The Company’s debt agreements have covenants establishing certain financial requirements and operating restrictions. The Company’s failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements, which would have a material adverse effect on the Company’s liquidity and capital resources.

(6)	RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2003, the Company repaid all of the subordinated debt then held by certain officers, directors and other affiliates.

(7)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which replaced FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The Company has determined that it has no interests that qualify as variable interest entities.

In December 2004, SFAS No. 123R, “Share Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” was issued dealing with Share-Based Payments. In general, this Statement requires that companies compute the fair value of options and other stock-based employee incentives, and charge this value to operations over the period earned, generally the vesting period. SFAS 123R eliminates the alternative to use Opinion 25’s intrinsic method of accounting what was provided in Statement 123 as originally issued. SFAS No. 123R is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For small business issuers, the Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS No. 123R’s fair value method will impact the Company’s results of operations, although the impact of the adoption of this Statement can not be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123 R in prior periods, the impact of that Standard would have approximately the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the Company’s condensed consolidated financial statements.

(8)	SUBSEQUENT EVENTS

On January 25, 2005, the Company entered into an agreement (the “Agreement”) with Shank C & E Investments, L.L.C., a Delaware limited liability company (“Shank Investments”), Jerry C. Shanklin and Claudette Shanklin, the members of Shank Investments, and SMF Services, Inc., a Delaware subsidiary of the Company (“SMF”), to acquire substantially all of the assets of Shank Investments. Houston-based Shank Investments, operating under the trade name of "Shank Services", is engaged in commercial fuel, oil and lubricant distribution and sales and heavy haul transportation services with operations in Houston, Dallas/Fort Worth, Austin and San Antonio, Texas. The acquisition price for the vehicles, trailers, tanks, other operating equipment, business interests and related intangibles (the “Purchased Assets”) will be $5,216,000, of which $3.3 million will be paid in cash and $1.91 million in the form of a two-year deferred payment promissory note. The payment of the note is dependent on these operating assets meeting specific target performance objectives. The Company will also purchase a limited amount of inventory and prepaid expenses for cash at closing. In addition, the Company expects to purchase Shank Investments’ accounts receivable at closing for cash based on a formula set forth in the Agreement; provided, however, that either party may decline the accounts receivable purchase when the price is finally calculated at closing. The Company will continue the ongoing business conducted by Shank Investments and plans to operate under the Shank Services trade name.

Concurrently with the proposed acquisition of the assets of Shank Investments by SMF, the Company issued $6.1 million in five year 10% promissory notes (the “Notes”) to a limited group of institutions and other accredited investors. Installment payments of principal on the Notes will commence on January 24, 2007 with a $2.4 million balloon payment due at maturity on January 24, 2010. The amounts due under the Notes will become due and payable immediately upon the occurrence of customary events of default. The funding provided by the Notes will be used for the acquisition of the Purchased Assets at closing and other general corporate purposes, including but not limited to development of the newly acquired business. The planned purchase of the Shank Services accounts receivables, however, will be funded by advances under the Company's bank line of credit.

The Notes are secured by a first priority security interest in the Purchased Assets. The Company also issued 1,006,500 four-year warrants to purchase shares of common stock at $1.60 per share (the “Warrants”) to the purchasers of the Notes and to Philadelphia Brokerage Corporation, the Company’s placement agent for the transaction.

In connection with the issuance of the Notes, the Company entered into an Indenture with American National Bank to act as trustee for payment of the Notes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including but not limited to this Item 2 and the footnotes to the financial statements in Section F, contains “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements.

The forward-looking statements include the following:

•	the Company’s beliefs regarding its position in the mobile fueling industry

•	the Company’s strategies, plans and objectives and expectations concerning its future operations, cash flow, margins, revenue, profitability, liquidity and capital resources

•	the Company’s efforts to improve operational, financial and management controls, reporting systems and procedures

The forward-looking statements reflect the Company’s current view about future events and are subject to risks, uncertainties and assumptions. The Company’s actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth under the caption “Certain Factors Affecting Future Operating Results,” included in the Company’s filing on Form 10-K for the fiscal year ended June 30, 2004, and in this Form 10-Q. Among the factors that could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements are the following:

•	future net losses

•	adverse consequences relating to the Company’s outstanding debt

•
the Company’s ability to pay interest and principal on its line of credit, the $6.925 million of August 2003 promissory notes, the $6.1 million of January 2005 promissory notes and pay its accounts payable and other liabilities when due

•	the Company’s ability to comply with financial covenants contained in its debt agreements

•	the Company’s ability to obtain, if necessary, waivers of covenant violations of its debt agreements

•	the Company’s ability to acquire sufficient trade credit from fuel suppliers and other vendors

•	the Company’s ability to expand its operations in existing and new markets and make possible acquisitions

•	the Company’s ability to complete the acquisition of the ongoing business operations of Shank Services and integrate those operations into its existing operations

•	significant provisions for bad debts on the Company’s accounts receivable

•
declines in demand for the Company's services and the margins generated resulting from adverse market conditions in the mobile fueling industry, negative customer reactions to new or existing marketing strategies, or negative economic conditions generally

•	competitive pricing for the Company’s services at acceptable margins

Overview

General

Streicher Mobile Fueling, Inc. (the “Company”) provides mobile fueling and fuel management out-sourced services to businesses that operate fleets of vehicles and equipment of various sizes, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. The Company’s specialized truck fleet delivers fuel to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and/or re-supplying fixed-site storage facilities. The Company’s patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and sold and providing customers with customized fleet fuel data for management analysis and reporting.

The Company’s mobile fueling services provide numerous advantages to its customers, including lower labor and administrative costs associated with fueling vehicles, centralized control over fuel inventories and usage, tax reporting benefits, elimination of costs and risks of environmental liabilities associated with on-site fuel storage and dispensing facilities, lower risk of employee theft of fuel, emergency fuel availability, and the elimination of security risks associated with off-site fueling by employees.

The Company presently operates over 100 custom specialized mobile fueling trucks from 17 locations serving metropolitan markets in California, Florida, Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Texas, Virginia and Washington D.C. The Company is actively seeking to increase market penetration in its existing service areas and to develop its operations in new markets. During the 2004 fiscal year, the Company entered new markets in the District of Columbia, Maryland, North Carolina and Virginia, and in August 2004, the Company entered the Pennsylvania market. The Company intends to continue to enter new markets where it believes that mobile fueling or fuel management business can be obtained at profitable margins. The Company is also actively seeking to achieve growth through acquisitions such as the proposed Shank Services transaction, which, when completed will add approximately 24 vehicles, 15 heavy haul tractor-trailer units and over 600 customer fuel and lubricant tanks to the Company.

The Company currently generates substantially all of its revenue from providing mobile fueling and fuel management services. Revenue is comprised principally of delivery service charges and the related sale of diesel fuel and gasoline. Cost of sales is comprised principally of direct operating expenses and the cost of fuel. Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authorities or its collecting agents. Upon the completion of the Shank acquisition, the Company will also generate substantial revenue from bulk fuel and lubricant distribution, and from heavy haul transportation services.

In the mobile fueling business, the majority of deliveries are made on workdays, Monday through Friday, to coincide with customers’ fuel service requirements. The number of workdays in a quarter will impact the quarterly financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset during the fiscal year by emergency mobile fueling services and fuel deliveries to certain customers resulting from impending or actual severe meteorological or geological events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes. During August and September 2004, the Company performed emergency mobile fueling services for its existing customers and other businesses, organizations and communities that were affected by four hurricanes which impacted Florida and the southeastern United States.

The Company provides mobile fueling and fuel management services at a competitive rate for its services plus the cost of fuel and procurement based on market prices. Revenue levels vary depending on the upward or downward movement of fuel prices in each market. Although volatile fuel prices can affect customers’ demand for fuel or impact the fuel usage costs of the Company’s delivery trucks, the Company’s gross profit on sales is not generally directly affected by fuel price fluctuations since the Company passes on fuel price changes to its customers and charges for its services on a per gallon basis based on a targeted rate per hour. While there may be a perceived correlation between customer resistance to payment of higher service charges, or margin, to the Company when fuel prices rise sharply, as they have in recent years, the Company believes that it is marketing labor savings, fuel theft reduction and other services which reduce or limit the overall cost of fuel supply, and that higher fuel prices do not have a long-term effect on its margins. During the quarter ended December 31, 2004, the average wholesale market prices for fuel were over 53 cents higher per gallon than during the quarter ended December 31, 2003, commensurately increasing the Company’s total revenues.

Shank Services Acquisition

On January 31, 2005, the Company announced that it had agreed to acquire substantially all of the assets and related business of Shank Services, a Houston-based provider of commercial fueling and heavy haul transportation services, which also operates in Dallas/Fort Worth, Austin and San Antonio, for a purchase price of $5.2 million, subject to certain performance based contingencies. The Company will acquire a fleet of 24 commercial fueling vehicles, including specialized fuel delivery, transport, oil and lubricant flatbed and tanker trucks and related support equipment; over 600 portable fuel and lubricant tanks with more than 500,000 gallons of capacity used by customers to store products provided by Shank Services; 15 heavy haul tractor-trailer units designed to transport heavy construction equipment and other over-sized loads weighing up to 250,000 pounds; a limited quantity of fuel and lubricant inventories; office and computer equipment and related specialized software technology; customer lists and agreements; certain other intangible assets; and an option to acquire outstanding customer accounts receivable. The Company will not assume any of Shank Services’ current liabilities or debt. Based on preliminary unaudited information, in the calendar year ended December 31, 2004 this business generated approximately $40 million in gross revenues from the delivery of 18 million gallons of fuel and the heavy haul transportation services. Shank Services employs approximately 70 personnel who are expected to join the Company. The Company intends to continue to operate the acquired assets and business under the trade name Shank Services and plans to combine and integrate its present Houston and Dallas/Fort Worth operations with those of Shank Services after the closing.

Of the $5.2 million acquisition price for the acquired assets and related business, $3.3 million will be paid in cash and $1.9 million in a two-year deferred promissory note. The payment of the promissory note is dependent on the acquired operating assets meeting specific target performance objectives, and is subject to reduction if those targets are not achieved. If the customer accounts receivable are acquired, the cash portion of the purchase price will increase by an estimated $3.5 million which will be advanced from the Company’s present bank line of credit. Closing of the transaction is anticipated to occur no later than February 28, 2005.

Concurrent with announcement of the Shank Services acquisition the Company completed a $6.1 million private placement with a small group of institutions and other accredited investors to fund the transaction, develop its operations, and for other general corporate purposes. The Company issued $6.1 million in 10%, five-year Senior Secured Notes that require six semi-annual principal payments commencing January 24, 2007 and a 40% balloon payment on January 24, 2010. The investors also received four year Warrants to purchase 866,200 shares of the Company’s common stock at an exercise price of $1.60 per share, including customary redemption and registration rights. In addition, 140,300 Warrants with substantially similar terms were issued to the financing placement agent, Philadelphia Brokerage Corporation. The two-year moratorium on principal payments is expected to give the Company flexibility in leveraging its cash flows for future expansion and the orderly disposition of its long-term debt. The Company intends to consider additional capital raising initiatives to meet the Company’s acquisition and business development plans in the future.

The terms and conditions of this financing transaction and other related aspects of the financing are more fully described in a Form 8-K which was filed with the Securities Exchange Commission on January 31, 2005.

The acquisition of the Shank Services assets and business operations, when integrated with the Company’s existing business in Houston and Dallas/Fort Worth, will materially extend its footprint in major Texas markets and should provide a solid platform for further growth in the Southwest. The Company expects to offer its mobile fueling services to over 400 active Shank customers, particularly those in the construction, agriculture, energy, manufacturing and marine industries with large local and regional fleets. The acquisition will also expand the Company’s business into related bulk commercial fueling operations and the distribution of petroleum lubricants.

The Shank Services heavy haul transportation operations offer a new and growing opportunity to provide this specialized logistical service to numerous businesses that regularly transport heavy duty construction, refinery and chemical equipment, and other unusually large payloads, locally, regionally and nationally. It also offers the Company the opportunity to provide other services to these new customers.

The Company expects that the Shank Services operating, marketing, sales and administrative functions will integrate effectively into its present organizational structure, creating efficiencies and cost-reductions from cross-utilization of personnel in multiple geographic operating locations as well as from combining certain commercial fueling and heavy haul functions and responsibilities. Shank Services is experienced in delivering emergency response fueling services in connection with disaster relief which will complement the Company’s capability in providing these services. By establishing a greater business presence in Texas, together with continued growth in the Southeast, the Company hopes to facilitate potential additional acquisitions in the petroleum product logistical services and heavy haul transportation business sectors.

Operations

In the quarter ended December 31, 2004, the Company’s gross profit and operating income increased over the same period in the prior year by $369,000 and $232,000, respectively. The Company’s net loss decreased by $201,000 for the three months ended December 31, 2004 over the same quarter in the prior year. These improvements primarily relate to a higher net margin of 11.5 cents per gallon sold (net margin defined as gross profit plus cost of sales depreciation) and a 8% increase in net new business (net new business defined as the incremental increase in volumes delivered. Operating income for the six months ended December 31, 2003, included a $757,000 gain on extinguishment of debt which did not recur in the current six month period. For the six months ended December 31, 2004, the Company’s gross profit, operating income and net income increased over the same period in the prior year by $1,347,000, $421,000 and $290,000, respectively. These improvements primarily relate to a higher net margin of 12.6 cents per gallon sold and a 11% increase in net new business.

The Company’s mobile fueling services business continues to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved. The Company increased its net new business by 1.1 million gallons to 14.8 million gallons from 13.7 million gallons or 8% for the three-month period ended December 31, 2004 over 2003. This increase was primarily due to the addition of new accounts. For the six-month period ended December 31, 2004, the Company increased its net new business by 2.9 million gallons to 29.9 million gallons from 27.0 million gallons, or 11%, over the prior year six month period. This increase was primarily due to the addition of new accounts and market expansion into the Pennsylvania market in August 2004. If the Company can maintain this growth rate, (which is not certain) based on fiscal 2004 annual volume of 54.6 million gallons, estimated fiscal year 2005 volume could be approximately 60 million gallons.

For the three and six months ended December 31, 2004 and 2003, the Company’s net margin per gallon improved to 11.5 and 12.6 cents per gallon compared to 9.9 and 9.1 cents per gallon, respectively. This increase resulted from the continued acceptance in the marketplace of overall higher margins for the existing services provided by the Company and the 2.9 million gallons of net new business. Although the recent trend in higher margins for the services provided by the Company is positive, the year to date net margin of 11.5 and 12.6 cents per gallon realized in the current quarter and six month period is still lower than 14.6 cents per gallon net margin achieved in the first quarter of fiscal 2003. There is no assurance that the net margin improvement trend will continue in the future or that margins will not decrease as the result of increased competition or customer resistance to higher prices for the Company’s services.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator used by management and the financial community to gauge financial performance of the actual operations of a business without considering the impact of non-cash charges for equipment aging, debt financing expenses, and income taxes. EBITDA isolates actual financial performance of operations independent of the utilization of its capital resources, level of debt financing and the tax impact on the business operations. The Company’s EBITDA improved by $209,000 to $522,000 from $313,000, or a 67% increase, in the current quarter compared to a year ago (see Non-GAAP measure EBITDA reconciliation table in the Results of Operations section below). This EBITDA increase primarily related to the higher operating income and volume sold compared to the prior year quarter ended December 31, 2003. For the six-month period ended December 31, 2004, the Company’s EBITDA improved by $377,000 to $1,514,000 from $1,137,000 or a 33% increase compared to the same period a year ago. The prior year six-month period ended December 31, 2003 EBITDA also included the $757,000 gain on extinguishment of debt. EBITDA is determined before providing for debt service payments and capital expenditures.

The Company believes that pricing for mobile fueling services will continue to increase as below-cost price cutting of mobile fueling services declines and existing and potential customers recognize that these services represent a net cost savings when compared to other refueling alternatives. The Company believes that significant opportunities exist to increase its mobile fueling and fuel management services business and the volumes of fuel sold and delivered in conjunction with it. The Company also believes that significant opportunities exist to add profitable bulk fueling and lubricant business volumes, including those derived from acquisitions such as Shank Services.. The Company‘s future sales growth is dependent upon numerous business and economic factors, including the success of the Company’s sales and marketing and other business strategies; the availability of sufficient acceptable net margin mobile fueling service and other business in new and existing markets; the hiring and retention of qualified personnel to provide the level of service required by customers; the generation of acceptable cash flow from operating activities; the sufficiency of debt or equity capital to meet the Company’s financing requirements; the successful integration of newly acquired businesses, including but not limited to Shank Services; and changes in market conditions in the related transportation or petroleum industries, some of which factors are beyond the Company’s control.

Capital Resources and Liquidity

At December 31, 2004 and June 30, 2004, the Company had a total of cash and cash availability on its line of credit of $5,135,000 and $3,818,000, respectively. The $1,317,000 increase is due to an increase in net cash and cash equivalents of $1,755,000 and a $438,000 decrease in the line of credit availability since June 30, 2004. The Company’s cash and cash availability is from the infusion of cash in connection with the August 2003 refinancing (described below) which resulted in net cash proceeds of $2.8 million, and net cash from operating and financing activities of nearly $2.0 million.

In August 2003, the Company raised $6.925 million from the issuance of five-year 10% promissory notes (the “August 2003 refinancing” and the “August 2003 promissory notes”) and 2,008,250 five-year warrants to purchase the Company’s common stock at $1.00 per share (the “August 2003 warrants”). The August 2003 promissory notes are collateralized by a first priority security interest in the Company’s specialized fueling truck fleet and related equipment and by the patents on its proprietary fuel management system. The liquidity impact of this financing transaction was the repayment of all outstanding equipment and subordinated debt; the generation of $2.8 million of additional working capital for business expansion; and a $2.8 million improvement in cash flow resulting from a moratorium of principal payments during the first two years of the five-year term of the August 2003 promissory notes.

The August 2003 refinancing significantly strengthened the Company’s financial position, enabling it to achieve a stronger balance sheet as well as to improve cash flow as a result of the two-year moratorium on principal payments under the August 2003 promissory notes. The Company believes that this refinancing enhanced its business credibility with present and prospective customers, fuel suppliers, trade creditors, other lenders and the investment community, as well as its ability to compete more effectively.

During the quarter ended September 30, 2003, the Company recorded a pre-tax gain of $757,000 from the prepayment of the outstanding balance owed to its former principal equipment lender. In addition, it recorded an increase in shareholders’ equity of $1.87 million for the value of the 2,008,250 warrants issued in connection with the August 2003 refinancing. During the six months ended December 31, 2004, 157,141 of the detachable common stock warrants issued in connection with the August 2003 promissory notes, at an exercise price of $1.00, were exercised for $157,141 in gross proceeds.

The Company’s debt agreements have covenants establishing certain financial requirements and operating restrictions. The Company’s failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements, which would have a material adverse effect on the Company’s liquidity and capital resources.

The Company’s mobile fueling business requires it to employ substantial working capital for fuel, labor and equipment costs prior to receiving payments from customers. The fuel purchased by the Company for resale to customers generally must be paid for within 10 to 15 days of purchase, with labor costs and taxes paid bi-weekly and equipment related costs generally paid within 30 days. The Company invoices customers both daily and weekly and generally collects its accounts within 30 to 45 days. Days of sales outstanding at December 31, 2004 and June 30, 2004 were 29 and 28 days, respectively.

During the six months ended December 31, 2004, the Company’s cash provided in operating activities was $359,000 compared to cash used of $938,000 in the prior year, representing an increase of $1.3 million. This inflow of working capital is primarily related to the $757,000 gain on extinguishment of debt in the six months ended December 31, 2003, which did not recur in the current six month period, offset by other operating activities netting to the $1.3 million increase. The higher receivable balance at December 31, 2004 of $8.3 million compared to the December 31, 2003 balance of $7.0 million was principally due to overall higher fuel prices.

The Company’s material financial commitments, other than fuel purchases, payroll and general expenses, primarily relate to maintaining its bank line of credit and servicing its August 2003 promissory notes. The Company is required to make semi-annual interest payments at a rate of 10% per annum on its August 2003 promissory notes, which payments began December 31, 2003. Beginning August 28, 2005, the Company will be required to make six $692,500 semi-annual principal payments, with a balloon payment of $2,770,000 due August 28, 2008. Also, see January 2005 Promissory Notes described in Debt Securities below.

The Company’s liquidity and ability to meet its financial obligations is dependent on, among other things, its generation of cash flow from operating activities; obtaining or maintaining sufficient trade credit from vendors; complying with its debt covenants; and/or raising any required additional capital through the issuance of debt or equity securities or other borrowings.

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

In January 2005, the Company issued $6.1 million of promissory notes, the proceeds of which will be used to fund the Shank Services acquisition and general working capital requirements. See Shank Services Acquisition discussion above.

At December 31, 2004, the Company had cash and cash equivalents of $4,463,000 as compared to $2,708,000 at June 30, 2004. The Company had $672,000 available on its line of credit as of December 31, 2004.

The Company’s short term liquidity needs are currently being met by its cash flow from operations and the cash availability on its line of credit. During the next twelve months, the Company presently anticipates a significant increase in liquidity in the quarter ending March 31, 2005 on account of the January 2005 Notes financing, partially offset by the Company's purchase of the assets of Shank Services. The Company anticipates a reduction of liquidity in the first quarter of fiscal 2006 on account of the $692,500 first installment payment of principal on the August 2003 Notes in that quarter. Any of the Company's long term liquidity requirements , including the subsequent semi-annual installment payments on the August 2003 Notes  and the corresponding payments on the January 2005 Notes beginning in January 2007,   that are not met through cash flow from operations  or  its line of credit would be covered by additional capital or other financing  arrangements.  Additionally, the Company anticipates extending the maturity date of its current line of credit from September 25, 2005 to September 25, 2006. While there can be no assurance that such replacement capital, if necessary, or line of credit renewal will be obtained or can be obtained on terms acceptable to the Company, the Company believes that it will be able to obtain the necessary capital.

$10 Million Three-Year Credit Facility

The Company has a three-year $10 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (6.75% at December 31, 2004) and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet, related equipment and patents. The maturity date of the line of credit is September 25, 2005. In addition, the credit facility may be extended by the mutual consent of the Company and the financial institution after September 25, 2005.

In August 2003, the Company and its line of credit lender amended the loan and security agreement for the credit facility in connection with the Company’s August 2003 refinancing which (1) released the lender’s lien on patents, patent rights and patent applications; (2) increased the unused line of credit fee by .50%; (3) revised the effective book net worth covenant to include the August 2003 promissory notes in its calculation; (4) established a covenant to maintain a minimum cumulative quarterly fixed charge coverage ratio as defined in the amended loan agreement; (5) established a covenant for the Company to maintain a minimum excess availability of $500,000; and (6) eliminated the loan prepayment fee. The Company utilized a portion of the proceeds of the August 2003 refinancing to pay down the line of credit. The proceeds that were used to pay down the outstanding line of credit balance are available to the Company for future working capital purposes.

As of December 31 and June 30, 2004, the Company had outstanding borrowings of $5.3 and $4.9 million, respectively, under its $10 million line of credit. Based on eligible receivables outstanding at December 31 and June 30, 2004, the Company had $672,000 and $1.1 million of cash availability on the line of credit, and was in compliance with all financial covenants required by the loan and security agreement.

Management believes that the Company’s line of credit, cash on hand and January 2005 financing should provide the working capital needed to maintain and grow its business and to accomplish its business plan. If additional financing is required, however, there can be no assurance that the Company will be able to obtain such financing from its present line of credit lender or another lender at acceptable terms, or at all. In addition, because the Company’s borrowings under its line of credit bear interest at variable interest rates and represent a large portion of the Company’s outstanding debt, the Company’s financial results could be materially affected by significant increases or decreases in interest rates.

Debt Securities

January 2005 Promissory Notes

On January 25, 2005, the Company issued $6.1 million in five year 10% promissory notes (the “2005 Notes”) to a limited group of institutions and other accredited investors in connection with the acquisition of the assets of Shank Services. Installment payments of principal on the Notes will commence on January 24, 2007 with a $2.4 million balloon payment due at maturity on January 24, 2010. The amounts due under the Notes will become due and payable immediately upon the occurrence of customary events of default. The funding provided by the Notes will be used for the acquisition of the Purchased Assets at closing and other general corporate purposes, including but not limited to development of the soon to be acquired business. The planned purchase of the Shank Services accounts receivables, however, will be funded by advances under the Company's bank line of credit.

The Notes are secured by a first priority security interest in the Purchased Assets. The Company also issued 1,006,500 four-year warrants to purchase shares of common stock at $1.60 per share to the purchasers of the Notes and to Philadelphia Brokerage Corporation, the Company’s placement agent for the transaction.

August 2003 Promissory Notes

On August 29, 2003, the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes (the “2003 Notes”) and five-year warrants to purchase a total 2,008,250 shares of the Company’s common stock at $1.00 per share. The August 2003 promissory notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The 2003 Notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31, which payments commenced on December 31, 2003; and (5) the Company’s right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing were $2.8 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the August 2003 promissory notes, the Company received a $757,000 cash discount by prepaying the $2,204,800 outstanding balance on August 29, 2003. The transaction costs, including commissions, professional fees and other costs, totaled $824,000, and are being amortized over the five-year term of the notes. The $757,000 cash discount was accounted for as a gain on extinguishment of debt in the first quarter of fiscal 2004.

The issuance of the two million warrants from the August 2003 refinancing resulted in the Company recording an increase to shareholders’ equity of $1.87 million; a $1.61 million debt discount; and an increase to deferred debt costs of $257,000 for the warrants related to the broker commissions. The Company is amortizing as interest expense the debt discount and deferred debt costs over the five-year term of the notes.

The $1.61 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments required to be made by the Company for the outstanding balance of $6.925 million owed at December 31, 2004.

During the six months ended December 31, 2004, 157,141 of the detachable common stock warrants issued in connection with the August 2003 promissory notes, at an exercise price of $1.00, were exercised for $157,141.

In September 2003, the Company repaid all of the outstanding subordinated convertible and non-convertible promissory notes with a portion of the proceeds of the August 2003 refinancing.

Interest Expense Summary

The table below shows the interest expense (in thousands) recorded for the three and six-month periods:

	Three-Month Periods Ended December 31		Six-Month Periods Ended December 31
	2004	2003	2004	2003
Stated Rate Interest Expense:
Line of credit	$71	$51	$137	$114
Promissory notes and equipment debt	173	173	346	277
Subordinated debt	—	—	—	20
Other	5	7	12	13
Total stated rate interest expense	249	231	495	424

Non-Cash Interest Amortization:
Amortization of deferred debt costs	57	53	112	91
Amortization of debt discount	87	78	168	108
Total amortization of interest expense	144	131	280	199

Total recurring interest expense	393	362	775	623

Total other interest expense	—	—	—	23

Total interest expense	$393	362	775	646

The increase in interest expense of $31,000 for the three months ended December 31, 2004 compared to the three months ended December 31, 2003, related primarily to a higher average outstanding balance on the line of credit for the related increase in sales and any accounts receivable balances.

The increase in interest expense of $129,000 for the six months ended December 31, 2004 compared to the six months ended December 31, 2003, related primarily to the higher non-cash interest amortization for the transaction costs and warrant issuance for the August 2003 refinancing and a higher outstanding balance on the line of credit for the related increase in sales and any accounts receivable balances.

Results of Operations

The following is a summary of the Company’s selected condensed consolidated results of operations for the three-month and six-month periods ending December 31, 2004 and 2003 (in 000s):

	For the Three-Month Periods Ended December 31				For the Six-Month Periods Ended December 31
			Increase (decrease)				Increase (decrease)
	2004	2003	Dollars	Percent	2004	2003	Dollars	Percent

Total revenues	$29,647	$21,136	$8,511	40%	$58,556	$40,553	$18,003	44%

Total cost of sales and Services	28,203	20,061	8,142	41%	55,312	38,656	16,656	43%

Gross profit	1,444	1,075	369	34%	3,244	1,897	1,347	71%

Selling, general and administrative expenses	1,232	1,095	137	13%	2,355	2,186	169	8%

Gain on extinguishment of debt	--	--	--	--	--	757	(757)	100%

Interest expense	(393)	(362)	31	9%	(775)	(646)	129	20%

Interest and other income	--	--	--	--	--	2	(2)	100%

Net (loss) income	$(181)	$(382)	$201	53%	$114	$(176)	$290	165%

Gallons delivered	14,795	13,745	1,050	8%	29,948	27,019	2,929	11%

EBITDA non GAAP Measure*	$522	$313	$209	67%	$1,514	$1,137	$377	33%

*See reconciliation on page 19 and 20

Comparison of Three Months Ended December 31, 2004 to December 31, 2003

Revenues

Revenues increased $8.5 million, or 40%, in the three months ended December 31, 2004 compared to the same quarter in 2003. This increase was principally due to an 8% increase in net new business and higher fuel prices which averaged 53 cents per gallon higher than the earlier quarter. Fuel sales were 14.8 million gallons in the current quarter, compared to the 13.7 million gallons in the prior year quarter, a 1.1 million gallon increase of net new business. The increase in fuel prices was directly attributable to the volatility of world fuel markets and economic conditions, including higher crude oil prices and greater global fuel demand.

Gross Profit

Gross profit increased $369,000 in the three months ended December 31, 2004 compared to the same quarter in 2003. The improvement in gross profit resulted from higher margins generated from services provided and the increase of 1.1 million gallons of net new business sold. Net margin per gallon was 11.5 cents in the quarter ended December 31, 2004 compared to 9.9 cents in the prior year quarter representing a 1.6 cent increase, or 16%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $137,000 in the three months ended December 31, 2004 compared to the same quarter in 2003. The increase in these expenses primarily resulted from higher selling costs and greater professional fees related to public company reporting requirements.

Income Taxes

No income tax expense was recorded in the quarter ended December 31, 2004. The net operating loss carryforward at June 30, 2004 was $14.3 million.

Net Loss

The $201,000 reduction in net loss for the fiscal quarter ended December 31, 2004 over the prior year quarter was due to the increase in gross profit of $369,000 offset by the increase in selling general and administrative expenses of $137,000 and higher interest expense of $31,000 during the current quarter.

EBITDA - Non-GAAP Measure Reconciliation

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) increased $209,000 or 67% in the three months ended December 31, 2004 compared to the same quarter in 2003. The increase was primarily due to the increase in gross profit of $369,000 offset by the increase in selling, general, and administrative expenses of $137,000. Components of EBITDA for the three months ended December 31, 2004 and 2003 are as follows:

	For the Three Months Ended
	December 31, 2004	December 31, 2003

Net loss	$(181,000)	$(382,000)
Add back:
Interest expense	249,000	231,000
Non-cash interest expense	144,000	131,000
Depreciation and amortization expense:
Cost of sales	262,000	285,000
Selling, general and administrative	48,000	48,000
EBITDA	$522,000	$313,000

Comparison of Six months Ended December 31, 2004 to December 31, 2003

Revenues

Revenues increased $18.0 million, or 44%, in the six months ended December 31, 2004 compared to the same period in 2003. This increase was principally due to a 11% increase in net new business and higher fuel prices which averaged 47 cents per gallon higher than the earlier period. Fuel sales were 29.9 million gallons in the current period, compared to the 27.0 million gallons in the prior year period, a 2.9 million gallons increase of net new business. The increase in fuel prices was directly attributable to the volatility of world fuel markets and economic conditions, including higher crude oil prices and greater global fuel demand.

Gross Profit

Gross profit increased by $1.3 million in the six months ended December 31, 2004 compared to the same period in 2003. Of the improvement in gross profit, $941,000 resulted from higher margins being generated from services provided; emergency response mobile fueling and fuel delivery services related to the four hurricanes impacting parts of Florida and the southeastern United States in the quarter ended September 30, 2004; and $369,000 attributable to the increase of 2.9 million gallons of net new business sold. Net margin per gallon was 12.6 cents in the six months ended December 31, 2004 compared to 9.1 cents for the prior year period, representing a 3.5 cent increase, or 38%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $169,000 in the six months ended December 31, 2004 compared to the same period in 2003. The increase in these expenses primarily resulted from higher selling costs and greater professional fees related to public company reporting requirements.

Income Taxes

No income tax expense was recorded for the quarter ended December 31, 2004. The net operating loss carryforward at June 30, 2004 was $14.3 million.

Net Income

The $290,000 improvement in net income for the six months ended December 31, 2004 over the prior year period was primarily due to the increase in gross profit of $1.3 million offset by the non-recurring $757,000 gain on extinguishment of debt included in the prior year period, the $169,000 increase in selling, general and administrative expenses and the $129,000 increase in interest expense during the current period.

EBITDA - Non-GAAP Measure Reconciliation

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) increased $377,000 or 33% in the six months ended December 31, 2004 compared to the same period in 2003. The increase was primarily due to the increase in gross profit of $1.3 million offset by the non-recurring $757,000 gain on extinguishment of debt included in the prior year period, the $169,000 increase in selling, general and administrative expenses and the $129,000 increase in interest expense during the current period. Components of EBITDA for the six months ended December 31, 2004 and 2003 are as follows:

	For the Six Months Ended
	December 31, 2004	December 31, 2003

Net income (loss)	$114,000	$(176,000)
Add back:
Interest expense	495,000	424,000
Non-cash interest expense	280,000	222,000
Depreciation and amortization expense:
Cost of sales	532,000	570,000
Selling, general and administrative	93,000	97,000
EBITDA	$1,514,000	$1,137,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is limited primarily to the fluctuating interest rates associated with the variable rate portion of its outstanding debt. This debt bears interest at the United States prime interest rate plus a fixed markup and is subject to change based upon interest rate changes in the United States. The Company does not currently use, and has not historically used, derivative instruments to hedge against such market interest rate risk. Increases or decreases in market interest rates could have a material impact on the financial condition, results of operations and cash flows of the Company.

The interest on the Company’s bank line of credit of up to $10,000,000 is variable and may increase or decrease with future changes in interest rates but interest rates are not the only factor which could affect interest expense on the bank line of credit. If the Company’s line of credit average outstanding balance was $2.5 million, an increase of 1% in the variable interest rate would result in additional interest expense of $25,000 per annum. The interest on the $6.925 million in 2003 Notes is fixed for the term of the notes at 10% per annum. The interest on the $6.1 million in 2005 five year term Notes is also fixed at 10% per annum.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period reported on in this report, the Company has undertaken an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed in the reports that are filed or submitted under the Exchange Act.

There have been no significant changes in the Company’s internal controls during the quarter ended December 31, 2004, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Shareholders of Streicher Mobile Fueling, Inc. was held at the Westin Hotel, Fort Lauderdale, 400 Corporate Drive, Ft. Lauderdale, Florida on December 9, 2004. At the meeting, the shareholders approved the following two proposals with the vote as set forth thereunder:

•	Election of seven directors to the Company’s Board of Directors to serve until the next Annual Meeting of Shareholders or until their successors are elected:

Director	FOR	WITHHELD
Wendell R. Beard	6,467,537	30,575
Richard E. Gathright	6,467,537	30,575
Larry S. Mulkey	6,467,537	30,575
Richard N. Hamlin	6,467,537	30,575
C. Rodney O’Connor	6,467,537	30,575
Robert S. Picow	6,467,537	30,575
W. Greg Ryberg	6,437,537	60,575

•	Ratification of the amendment of the 2001 Director Stock Option Plan to increase the number of shares reserved under the Plan from 250,000 to 350,000 shares:

FOR	AGAINST	ABSTAINED	BROKER NON-VOTE
4,993,280	97,612	3,300	1,403,920

Abstentions and broker non-votes were counted for purposes of establishing a quorum only. Only those votes cast for the proposals were counted as voted in favor or affirmative votes.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit No.	Description

10.1	Third Amendment to Loan and Security Agreement with Congress Financial Corporation dated August 30, 2003

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STREICHER MOBILE FUELING, INC.

Date: February 14, 2005	By:	/s/ Richard E. Gathright

Richard E. Gathright Chief Executive Officer and President

By:	/s/ Michael S. Shore

Michael S. Shore Senior Vice President and Chief Financial Officer

23