Form 10-Q
period 2005-03-31
STREICHER MOBILE FUELING INC
filed 2005-05-18
CIK 1024452

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐.    No ☒.

As of May 16, 2005 there were 8,839,807 shares of the registrant’s common stock outstanding.

STREICHER MOBILE FUELING, INC.

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

Part I	Financial Information:
	Item 1. Condensed Unaudited Consolidated Financial Statements
	Condensed Unaudited Consolidated Balance Sheets as of March 31, 2005 and June 30, 2004	3
	Condensed Unaudited Consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 2005 and 2004	4
	Condensed Unaudited Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2005 and 2004	5
	Notes to Condensed Unaudited Consolidated Financial Statements	6
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
	Item 4. Controls and Procedures	28

Part II	Other Information
	Items 1. thru 6.	29
	Signature Page	30
	Certifications	31-33

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and June 30, 2004
(in 000’s, except share and per share data)

ASSETS	March 31, 2005	June 30, 2004
Current assets:
Cash and cash equivalents	$3,759	$2,708
Restricted cash	--	13
Accounts receivable, net	12,705	8,280
Inventories	488	183
Prepaid expenses and other current assets	597	400
Total current assets	17,549	11,584

Property and equipment, net	9,582	7,602
Deferred debt costs	1,060	770
Other assets	87	62

Total assets	$28,278	$20,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$3,707	$4,919
Current portion of long-term debt	1,385	--
Accounts payable and other liabilities	6,627	4,193
Total current liabilities	11,719	9,112

Long-term liabilities:
Promissory notes, excluding current portion	11,640	6,925
Unamortized debt discount, net	(2,156)	(1,367)
Note payable	188	--
Total long-term debt, net	9,672	5,558

Total liabilities	21,391	14,670

Shareholders’ equity:
Common stock, par value $.01 per share; 50,000,000 shares authorized; 8,827,307 and 7,317,960 issued and outstanding at March 31, 2005 and June 30, 2004, respectively	88	73
Additional paid-in capital	16,151	13,392
Accumulated deficit	(9,352)	(8,117)
Total shareholders’ equity	6,887	5,348

Total liabilities and shareholders’ equity	$28,278	$20,018

See accompanying notes to condensed unaudited consolidated financial statements.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
March 31, 2005 and 2004
(in 000’s, except share and per share data)

	Three-Month Periods Ended March 31,		Nine-Month Periods Ended March 31,
	2005	2004	2005	2004

Fuel sales, taxes and service revenues	$33,083	$22,906	$91,639	$63,458

Cost of fuel sales, taxes and service	32,041	21,930	87,353	60,586

Gross profit	1,042	976	4,286	2,872

Selling, general and administrative expenses	1,872	1,096	4,227	3,281
Gain on extinguishment of debt	--	--	--	757

Operating (loss) income	(830)	(120)	59	348

Interest expense	(527)	(345)	(1,302)	(989)
Interest and other income	8	--	8	--

Loss before income taxes	(1,349)	(465)	(1,235)	(641)

Income tax expense	--	--	--	--

Net loss	$(1,349)	$(465)	$(1,235)	$(641)

Basic and diluted net loss per share	$(.17)	$(.06)	$(.16)	$(.09)
Basic and diluted weighted average common shares outstanding	7,812,651	7,248,460	7,524,672	7,248,408

See accompanying notes to condensed unaudited consolidated financial statements.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2005 and 2004
(in 000’s)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,235)	$(641)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization:
Cost of sales	1,143	854
Selling, general and administrative	310	145
Amortization of deferred debt costs	183	151
Amortization of debt discount	283	164
Gain on extinguishment of debt	—	(757)
Provision for allowance for doubtful accounts	45	(37)
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	13	(116)
Increase in accounts receivable	(1,134)	(1,619)
Increase in inventories, prepaid expenses and other assets	(360)	(96)
Increase in accounts payable and other liabilities	2,248	1,055
Net cash provided by (used in) operating activities	1,496	(897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for business acquisition, net of cash acquired	(6,134)	—
Purchases of property and equipment	(428)	(137)
Proceeds from disposal of equipment	—	112
Decrease in note receivable due from related party	—	52
Net cash (used in) provided by investing activities	(6,562)	27

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	6,100	6,925
Net borrowings on line of credit payable	(1,212)	445
Net proceeds from exercise of common stock warrants and options	1,529	—
Payments of debt issuance costs	(300)	(522)
Repayments of subordinated promissory notes	—	(1,034)
Repayments of long-term equipment debt	—	(2,687)
Costs associated with the extension of warrants	—	(14)
Net cash provided by financing activities	$6,117	$3,113

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,051	2,243

CASH AND CASH EQUIVALENTS, beginning of period	2,708	211
CASH AND CASH EQUIVALENTS, end of period	$3,759	$2,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-
Interest	$538	$448
Income taxes	$—	$—

See accompanying notes to condensed unaudited consolidated financial statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

Streicher Mobile Fueling, Inc., a Florida corporation (the “Company”) was formed in 1996.

The Company provides commercial mobile fueling, bulk fueling, lubricant packaging, distribution and sales and fuel management out-sourcing services to businesses that operate all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others, together with heavy and ultra-heavy haul transportation services. The Company’s specialized truck fleet delivers fuel to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site bulk storage facilities and distributing a variety of petroleum products and lubricants. The Company’s heavy haul fleet truck and trailer units provide short and long distance specialized heavy and ultra-heavy hauling transportation services to customers requiring the movement of over-size loads of equipment and heavy manufactured products. At March 31, 2005, the Company had operations in California, Florida, Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Texas, Virginia, and Washington D.C.

The Company has historically generated substantially all of its revenue from mobile fueling and fuel management services. Revenue is comprised principally of delivery service charges and the related sales of diesel fuel and gasoline. Cost of sales is comprised principally of direct operating expenses, the cost of fuel and depreciation of the fleet. Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authority or its collecting agent. Delivery service charges are at a negotiated rate and the cost of fuel is based on market prices. The Company’s patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank storage fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. Revenue and cost of fuel varies depending on the upward or downward movement of fuel prices in each market.

In February 2005 the Company acquired substantially all of the assets and business operations of Shank C&E Investment, L.L.C. (“Shank Services”) a Houston, Texas based provider of commercial fuel, petroleum lubricants distribution and sales and heavy haul transportation services. Shank Services, which conducts its operations in the Company’s subsidiary, SMF Services, Inc., generates revenues from the sale of commercial fuel, petroleum lubricants and heavy haul operations. See Note (8) for additional information regarding the Shank Services acquisition.

(2)	BASIS OF PRESENTATION

The condensed unaudited consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiaries, SMF Services, Inc. and Streicher Realty, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Supplemental Cash Flow Information of Non-Cash Activities

For the nine-month period ended March 31, 2005, the Company recorded an unamortized debt discount of $1,072,000 and deferred debt costs of $173,000 related to the valuation of the common stock warrants issued in connection with its January 2005 Promissory Notes (“2005 Notes”). For the nine-month period ended March 31, 2004, the Company recorded an unamortized debt discount of $1,608,000 and deferred debt costs of $257,000 related to the valuation of the common stock warrants issued in connection with its August 2003 refinancing. In the same period, the Company recorded $14,000 of interest expense related to the issuance of common stock in lieu of payments on convertible subordinated promissory notes.

(3) LINE OF CREDIT PAYABLE

The Company has a three-year $10 million credit facility with a national financial institution which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (7.25% at March 31, 2005) and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet, related equipment and patents. The credit facility maturity has been extended by mutual consent of the Company and the financial institution from September 25, 2005 to September 25, 2006.

In August 2003, the Company and its line of credit lender amended the credit facility in connection with the Company’s August 2003 refinancing. The amendment (1) released the lender’s lien on patents, patent rights and patent applications; (2) increased the unused line of credit fee by .50%; (3) revised the effective book net worth covenant to reflect the August 2003 refinancing; (4) established a covenant to maintain a minimum cumulative quarterly fixed charge coverage ratio as defined in the amended loan agreement; (5) established a covenant for the Company to maintain a minimum excess availability of $500,000; and (6) eliminated the loan prepayment fee.

On February 18, 2005, the credit facility was amended in connection with the issuance of the 2005 Notes and the Shank Services acquisition as discussed in Notes (5) and (8). This amendment 1) lowered the requirements on the fixed charge coverage ratio; 2) eliminated the effective net worth requirement except when availability is below $1.0 million; 3) extended the term to September 25, 2006; 4) after September 25, 2005, reduces the unused line fee from .75% to ..25%; and 5) if the Company terminates the line of credit after September 26, 2005, but prior to September 26, 2006, imposes a .50% fee.

As of March 31, 2005 and June 30, 2004, the Company had outstanding borrowings of $3.7 and $4.9 million, respectively, under its $10 million line of credit facility. Based on eligible receivables outstanding at March 31, 2005 and June 30, 2004, the Company had $5.0 million and $1.1 million of cash availability on the line of credit facility, respectively, and was in compliance with its financial covenants.

(4)	NET LOSS PER SHARE

Basic loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

At March 31, 2005 and 2004, 4,318,805 and 4,726,152 common stock equivalents, respectively, consisting of employee, director and unrelated third party stock options and common stock warrants, were outstanding at prices ranging from $.86 to $9.49 per share. For the three-month and nine-month periods ended March 31, 2005, 1,095,319 of these common stock equivalents were dilutive; however, these common stock equivalents were anti-dilutive and were not included in the computation of diluted net loss per share.

On November 22, 2004, the Company extended from December 11, 2004 to December 11, 2005 the exercise period for 1,349,900 outstanding common stock warrants related to the December 11, 1996 initial public offering.

SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Entities electing to account for employee stock options or similar equity instruments under APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to apply the provisions of APB 25 in the preparation of its condensed unaudited consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123and SFAS 148 (dollars in thousands, except share data).

	For the Three Months Ended March 31		For the Nine Months Ended March 31
	2005	2004	2005	2004
Net loss as reported	$(1,349)	$(465)	$(1,235)	$(641)
Stock-based employee compensation expense Not included in reported net loss	(21)	$(6)	$(76)	$(16)
Net loss pro forma	$(1,370)	$(471)	$(1,311)	$(657)
Basic and diluted net loss per share - as reported	$(.17)	$(.06)	$(.16)	$(.09)
Basic and diluted net loss per share - as pro forma	$(.18)	$(.06)	$(.17)	$(.09)

Risk free interest rate	4.30%	4.08%	4.30%	4.08%
Dividend yield	0%	0%	0%	0%
Expected volatility	107.4%	100%	107.4%	100%
Expected life	8.6 years	10 years	8.6 years	10 years

The full impact of calculating compensation cost for stock options (fixed awards) is not reflected in the proforma net income amounts presented because compensation cost is reflected over the prorata vesting period of the options.

During the quarter ended March 31, 2005, 69,800 employee stock options were exercised for a total of $95,892 for an average exercise price of $1.37.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, the Company will be required to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005. The Company is evaluating the requirements of SFAS 123R and SAB 107. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 above.

(5)	LONG-TERM DEBT

Long-term debt consists of the following:
	March 31, 2005	June 30, 2004
Promissory Notes (10% interest due semi-annually, December 31 and June 30); principal payments of $692,500 due beginning August 28, 2005, semi-annually on August 28 and February 28; balloon payment of $2,770,000 due at maturity on August 28, 2008	$6,925,000	$6,925,000

Promissory Notes (10% interest due semi-annually, June 30 and December 31); principal payments of $610,000 due beginning January 24, 2007, semi-annually on January 24 and June 24; balloon payment of $2,440,000 due at maturity on January 24, 2010	6,100,000	----

Note Payable (contingent deferred promissory note subject to earn-out provisions related to Shank Services acquisition if payable, due March 31, 2007)	188,000	----

Unamortized debt discount, net of amortization	(2,156,000)	(1,367,000)

Less: current portion	(1,385,000)	----

Long-term debt, net	$9,672,000	$5,558,000

August 2003 Promissory Notes
On August 29, 2003, the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes (the “August 2003 refinancing” or “2003 Notes”) and five-year warrants to purchase 2,008,250 shares of the Company’s common stock at $1.00 per share. The 2003 Notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The 2003 Notes provide for (1) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (2) a balloon payment of $2,770,000 at maturity on August 28, 2008; (3) semi-annual interest payments on June 30 and December 31 which commenced on December 31, 2003; and (4) the Company’s right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing were $2.8 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the 2003 Notes, the Company received a $757,000 cash discount by prepaying the $2,204,800 outstanding balance on August 29, 2003. The transaction costs related to the 2003 Notes included commissions, professional fees and other costs totaled $824,000 and are being amortized over the five-year term of the notes.

January 2005 Promissory Notes

On January 25, 2005, the Company closed an offering of $6.1 million five year 10% promissory notes (the “2005 Notes”) and four-year warrants to purchase 1,006,500 shares of the Company’s common stock at $1.60 to a limited group of institutions and other accredited investors in connection with the acquisition of the assets and business of Shank Services. The 2005 Notes provide for (1) no principal payments until January 24, 2007; (2) six $610,000 semi-annual principal payments commencing on January 24, 2007 through June 24, 2009; (3) a balloon payment of $2,440,000 at maturity on January 24, 2010; and (4) semi-annual interest payments on June 30, and December 31, commencing on June 30, 2005. The funding provided by the 2005 Notes was used for the Shank Services acquisition and for other general corporate purposes. The net cash proceeds from the financing were $5.8 million, after payment of related fees and expenses, professional fees and other costs totaling $282,000. The total transaction costs were $455,000, inclusive of the $282,000 cash costs and non-cash broker commission warrants valued at $173,000, which are being amortized over the five-year term of the notes. The 2005 Notes are secured by a first priority security interest in the Shank Services assets.

Note Payable

In connection with the Shank Services acquisition on February 18, 2005, the Company issued a contingent two-year deferred payment promissory note due March 31, 2007, in the amount of $1,910,000. As of March 31, 2005, this contingent liability has been recorded under purchase accounting only to the extent of negative goodwill of $188,000 associated with the acquisition.

Other

Unamortized debt discounts of $2,156,000 and $1,367,000 in 2005 and 2004, respectively, were recorded in connection with the 2003 Notes and 2005 Notes. These are non-cash discounts related to the valuation of the common stock warrants issued to the note holders and the placement agent, Philadelphia Brokerage Corporation, in the financing transactions that do not reduce the amount of principal cash repayments required to be made by the Company for the outstanding balance of, $11.640 million and $6.925 million of the notes at March 31, 2005 and June 30, 2004, respectively.

During the nine months ended March 31, 2005, 1,439,000 of the detachable common stock warrants issued in connection with the 2003 Notes and other previously issued and repaid notes were exercised at prices ranging from $.86 to $1.00, resulting in an aggregate of $1,434,000 in gross cash proceeds to the Company.

The Company’s debt agreements for its line of credit facility and for the 2003 Notes and 2005 Notes have covenants establishing certain financial requirements and operating restrictions. The Company’s failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate the Company’s debt repayment obligations under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements. A default under any of the debt agreements would have a material adverse effect on the Company’s liquidity and capital resources. At March 31, 2005 the Company was in compliance with all covenants required by the debt agreements.

(6) SHAREHOLDERS’ EQUITY

For the nine-month period ended March 31, 2005 equity increased by $1,529,780 due to the exercise of employee stock options and warrants related to the issuance of the 2003 Notes and other previously issued and repaid notes. The employee stock options, ranging in prices from $1.07 to $1.50, generated $95,892 in proceeds. The warrants, exercised at prices ranging from $.86 to $1.00, generated $1,433,888 in proceeds. In addition, equity increased by $1,245,000 for warrants issued with the January 2005 $6.1 million note offering. The net loss for the period reduced shareholders equity by $1,235,000. The following reflects the change in shareholders equity for nine-month period ended March 31, 2005. (in 000’s)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity

June 30, 2004	$73	$13,392	$(8,117)	$5,348

Exercise of options and warrants	15	1,514		1,529

Issuance of warrants		1,245		1,245

Net Loss			(1,235)	(1,235)

March 31, 2005	$88	$16,151	$(9,352)	$6,887

(7) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 4, Net Loss Per Share, of Notes to Unaudited Consolidated Financial Statements.

(8) SHANK SERVICES ACQUISITION

On February 18, 2005, the Company acquired substantially all of the assets and related business of Shank Services, a Houston, Texas-based provider of commercial fueling and heavy haul transportation services for a purchase price of $7.7 million, which includes a $1.9 million performance based contingency. The Company acquired a fleet of 24 commercial fueling vehicles, including specialized fuel delivery, transport, oil and lubricant flatbed and tanker trucks and related support equipment; over 600 portable fuel and lubricant tanks with more than 500,000 gallons of capacity used by customers to store products provided by Shank Services; 15 heavy haul tractor-trailer units designed to transport heavy construction equipment and other over-sized loads weighing up to 250,000 pounds; a limited quantity of fuel and lubricant inventories; office and computer equipment and related specialized software technology; customer lists and agreements; certain other intangible assets; and outstanding customer accounts receivable. The Company did not assume any material Shank Services’ liabilities or debt.

Of the $7.7 million purchase price for the acquired assets and related business, $5.8 million was paid in cash, not including acquisition costs of $523,000, and $1.9 million of the purchase price is a contingent two-year deferred payment promissory note. The payment of the promissory note is dependent on Shank Services meeting a specific target performance objective, and is subject to reduction up to the $1.9 million principal amount and accrued interest if the performance target is not achieved.

On January 25, 2005, in anticipation of closing the Shank Services acquisition in February 2005, the Company completed a $6.1 million private placement with a small group of institutions and other accredited investors to fund the acquisition, to develop its operations and for other general corporate purposes. The Company issued $6.1 million in 10%, five-year Senior Secured Notes that require six semi-annual principal payments commencing January 24, 2007 and a 40% balloon payment on January 24, 2010. The investors also received four year Warrants to purchase 866,200 shares of the Company’s common stock at an exercise price of $1.60 per share, including customary redemption and registration rights. In addition, 140,300 warrants with substantially similar terms were issued to the financing placement agent. These warrants were valued using a Black-Scholes Valuation Model and accounted for as a debt discount and a corresponding increase in shareholders’ equity. Results of the Shank Services’ operations have been included in the consolidated financial statements since the February 18, 2005 acquisition date.

The purchase price and cost allocation of the acquisition at closing was less than the fair value of the assets, which created negative goodwill. As required under FASB Statement 141, “Business Combinations,” the negative goodwill has been offset against the contingent two-year deferred payment promissory note that was issued by the Company. The payment of the note is dependent on Shank Services achieving a specific performance objective through fiscal year ended December 31, 2005 and will not be recorded as a liability by the Company until and unless the performance objective is achieved. The current estimate of negative goodwill as of the acquisition date is subject to further refinement based upon the ultimate resolution of contingent consideration.

To reflect the excess estimated fair value of tangible net assets acquired, the purchase price and the preliminary purchase price allocation are summarized as follows (in thousands):

Total purchase consideration		$5,797
Allocated to:
Plant, property and equipment	$3,005
Accounts receivable	3,336
Inventory	150
Other current assets	17
Fair value of tangible net assets acquired		$6,508
Less: Transaction costs		523
Negative goodwill		$(188)

The following unaudited pro forma condensed consolidated statements of operations have been prepared as if the acquisition of Shank Services had occurred at July 1, 2004 and July 1, 2003, respectively, (in thousands, except per share data).

	Nine months ended March 31, 2005	Year ended June 30, 2004

Fuel, tax and service revenue	$114,491	$125,453
Cost of fuel, tax and service	108,384	120,102
Gross Profit	$6,107	$5,351

Net loss	$(2,548)	$(4,585)

Basic net loss per share	$(0.34)	$(0.63)
Diluted net loss per share	$(0.34)	$(0.63)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Shank Services acquisition been consummated as of those dates, nor is it intended to be a projection of future results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including but not limited to this Item 2 and the footnotes to the financial statements in Part I, Item 1, contains “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “could,” “should” or similar expressions are generally considered to be forward-looking statements.

The forward-looking statements include the following:

•	the Company’s strategies, plans and objectives and expectations concerning its future operations, cash flow, margins, revenue, profitability, liquidity and capital resources
•	the Company’s plans to expand its operations in existing and new markets and to successfully identify, complete and integrate future acquisitions
•	the Company’s efforts to improve operational, financial and management controls, reporting systems and procedures

The forward-looking statements reflect the Company’s current view about future events and are subject to risks, uncertainties and assumptions. The Company’s actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth under the caption “Certain Factors Affecting Future Operating Results,” included in the Company’s filing on Form 10-K for the fiscal year ended June 30, 2004, and in this Form 10-Q. Among the factors that could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements are the following:

•	future net losses
•	adverse consequences relating to the Company’s outstanding debt
•	the Company’s ability to pay interest and principal on its line of credit, the $6.925 million of 2003 Notes, the $6.1 million of 2005 Notes and pay its accounts payable and other liabilities when due
•	the Company’s ability to comply with financial covenants contained in its debt agreements
•	the Company’s ability to obtain, if necessary, waivers of covenant violations of its debt agreements
•	the Company’s ability to acquire sufficient trade credit from fuel suppliers and other vendors
•	the Company’s ability to maintain competitive pricing for the Company’s services at acceptable margins
•
the Company’s ability to integrate Shank Services’ operations into its existing operations and to enhance the profitability of the integrated business through joint operating efficiencies and improved management

•
the Company’s ability to execute its acquisition and diversification strategy and obtain sufficient capital to acquire additional businesses and support the infrastructure requirements of a larger combined company

•	significant provisions for bad debt experience on the Company’s accounts receivable
•
declines in demand for the Company's services and the margins generated resulting from adverse market conditions in the mobile fueling industry, negative customer reactions to new or existing marketing strategies, or negative economic conditions generally

•	competition from other fueling service providers

Overview

General

The Company provides commercial mobile fueling, bulk fueling, lubricant packaging, distribution and sales and fuel management out-sourcing services to businesses that operate all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others, together with heavy and ultra-heavy haul transportation services. The Company’s specialized truck fleet delivers fuel to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site bulk storage facilities and distributing a variety of petroleum products and lubricants. The Company’s heavy haul fleet truck and trailer units provide short and long distance specialized heavy and ultra-heavy hauling transportation services to customers requiring the movement of over-size loads of equipment and heavy manufactured products. At March 31, 2005, the Company had operations in California, Florida, Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Texas, Virginia, and Washington D.C.

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

The Company presently operates over 100 custom specialized mobile fueling trucks from 20 locations serving metropolitan markets in California, Florida, Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Texas, Virginia and Washington D.C. The Company is actively seeking to increase market penetration in its existing service areas and to develop its operations in new markets. During the 2004 fiscal year, the Company entered new markets in the District of Columbia, Maryland, North Carolina and Virginia, and in August 2004, the Company entered the Pennsylvania market. The Company intends to continue to enter new markets where it believes that mobile fueling or fuel management business can be obtained at profitable margins.

The Company will actively seek to achieve growth through acquisitions such as Shank Services, which added 24 vehicles, 15 heavy haul tractor-trailer units and over 600 customer fuel and lubricant tanks. The Company also expects to pursue other potential acquisitions such as lubricants packaging and distribution; unattended card lock commercial refueling stations; fleet credit card services; and additional heavy haul transportation providers.

The Company has historically generated substantially all of its revenue from mobile fueling and fuel management services. Revenue is comprised principally of delivery service charges and the related sales of diesel fuel and gasoline. Cost of sales is comprised principally of direct operating expenses, the cost of fuel and depreciation of the fleet. Included in both revenue and cost of sales are federal and state fuel taxes, which are collected by the Company from its customers, when required, and remitted to the appropriate taxing authority or its collecting agent. Delivery service charges are at a negotiated rate and the cost of fuel is based on market prices. The Company’s patented proprietary electronic fuel tracking control system is used to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. Revenues and cost of fuel varies depending on the upward or downward movement of fuel prices in each market.

The Company provides mobile fueling and bulk lubricant packaging, distribution and sales, and fuel management services at a competitive rate for its services plus the cost of fuel and procurement based on market prices. Revenue levels vary depending on the upward or downward movement of fuel prices in each market. Although volatile fuel prices can affect customers’ demand for fuel or impact the fuel usage costs of the Company’s delivery trucks, the Company’s gross profit on sales is not generally directly affected by fuel price fluctuations since the Company passes on fuel price changes to its customers and charges for its services on a per gallon basis based on a targeted rate per hour. While there may be a perceived correlation between customer resistance to payment of higher service charges, or margin, to the Company when fuel prices rise sharply, as they have in recent years, the Company believes that it is marketing labor savings, fuel theft reduction and other services which reduce or limit the overall cost of fuel supply, and that higher fuel prices do not have a long-term effect on its margins. During the quarter ended March 31, 2005, the average wholesale market price for fuel was over 42 cents higher per gallon than during the quarter ended March 31, 2004, resulting in an increase in the Company’s total revenues.

Shank Services Acquisition

On February 18, 2005, the Company acquired substantially all of the assets and related business of Shank Services, a Houston, Texas-based provider of commercial fueling and heavy haul transportation services for $7.7 million, which includes a $1.9 million performance based contingency. The Company acquired a fleet of 24 commercial fueling vehicles, including specialized fuel delivery, transport, oil and lubricant flatbed and tanker trucks and related support equipment; over 600 portable fuel and lubricant tanks with more than 500,000 gallons of capacity used by customers to store products provided by Shank Services; 15 heavy haul tractor-trailer units designed to transport heavy construction equipment and other over-sized loads weighing up to 250,000 pounds; a limited quantity of fuel and lubricant inventories; office and computer equipment and related specialized software technology; customer lists and agreements; certain other intangible assets; and outstanding customer accounts receivable. The Company did not assume any material Shank Services’ liabilities or debt. Shank Services employs approximately 70 personnel. The Company will continue to operate the acquired assets and business under the trade name Shank Services and integrate its present Houston and Dallas/Fort Worth operations with those of Shank Services.

Of the $7.7 million purchase price for the acquired assets and related business, $5.8 million was paid in cash, not including acquisition costs of $523,000, and $1.9 million of the purchase price is a contingent two-year deferred payment promissory note. The payment of the promissory note is dependent on Shank Services meeting a specific target performance objective, and is subject to reduction up to the $1.9 million principal amount and accrued interest if the performance target is not achieved.

The Shank Services purchase price included the vehicles, trailers, tanks, other operating equipment, business interests, related intangibles, accounts receivables, inventory and prepaid accounts of the Shank Services business. The Company believes that it will realize cost reductions from more effective bulk fuel purchasing, lower insurance premiums, improved delivery scheduling, decreased equipment rentals and better utilization of operations personnel and equipment. These savings, together with increasing sales volumes from a consolidated Company and Shank Services business concentrated marketing and sales program, are expected to provide a positive impact on future cash flows and earnings.

On January 25, 2005, in anticipation of closing the Shank Services acquisition in February 2005, the Company completed a $6.1 million private placement with a small group of institutions and other accredited investors to fund the acquisition, to develop its operations and for other general corporate purposes. The Company issued $6.1 million in 10%, five-year Senior Secured Notes that require six semi-annual principal payments commencing January 24, 2007 and a 40% balloon payment on January 24, 2010. The investors also received four year Warrants to purchase 866,200 shares of the Company’s common stock at an exercise price of $1.60 per share, including customary redemption and registration rights. In addition, 140,300 warrants with substantially similar terms were issued to the financing placement agent. Results of the Shank Services’ operations have been included in the consolidated financial statements since the February 18, 2005 acquisition date.

The terms and conditions of this financing transaction and other related aspects of the financing and the Shank Services Acquisition are more fully described in a Form 8-K which was filed with the Securities Exchange Commission on January 31, 2005 and Form 8-K/A which was filed with the Securities Exchange Commission on May 9, 2005.

The acquisition of the Shank Services assets and business operations, integrated with the Company’s present business in Houston and Dallas/Fort Worth, will materially extend its footprint in major Texas markets and should provide a solid platform for further growth in the Southwest. The Company expects to offer its mobile fueling services to over 400 active Shank customers, particularly those in the construction, agriculture, energy, manufacturing and marine industries with large local and regional fleets. The acquisition will also expand the Company’s business into related bulk commercial fueling operations and the distribution of petroleum lubricants.

The Shank Services heavy haul transportation operations will offer the Company a new and growing opportunity to provide this specialized logistical service to numerous businesses that regularly transport heavy construction, refinery and chemical equipment, and other unusually large payloads, locally, regionally and nationally. It will also offer the Company the opportunity to provide other services to these new customers, including fuel and lubricants.

The Company expects that the Shank Services operating, marketing, sales and administrative functions will integrate effectively into its present organizational structure, creating efficiencies and cost-reductions from cross-utilization of personnel in multiple geographic operating locations as well as from combining certain commercial fueling and heavy haul functions and responsibilities. Shank Services is also experienced in delivering emergency response fueling services in connection with disaster relief which will complement the Company’s present capability in providing these services. By establishing a greater business presence in Texas, together with continued growth in the Southeast, the Company anticipates additional acquisitions in the petroleum product logistical services and heavy haul transportation business sectors.

Acquisition and Diversification Strategy Implementation

Shank Services was the initial acquisition undertaken in the Company’s previously announced strategy to grow and diversify through acquisitions. During the quarter ended March 31, 2005, the Company incurred incremental costs in connection with the development of the infrastructure to support this acquisition and diversity strategy. These incremental costs are expected to continue over the course of the next several quarters as the Company completes its infrastructure development. Specifically, the Company expects to incur additional costs to retain and expand its senior and line management team; undertake new sales and marketing initiatives; introduce new and expected new services and products; evaluate and optimize its specialized routing equipment to achieve more efficiencies in its fuel delivery system; and redesign its accounting and information technology systems to reduce operating costs and improve the Company’s ability to rapidly integrate acquisitions. In addition, the Company believes that its interest costs will continue to increase as a result of additional borrowings required to finance its acquisition growth strategy. As the Company executes this strategy, there may also be disruptions in its existing core business, causing higher costs, lower volumes and/or, lower margins. Any such disruptions, coupled with the infrastructure development costs needed to support the Company’s acquisition strategy, could lead to significant fluctuations in the Company’s results of operations in future reporting periods. During the next twelve months, the Company anticipates expenditures of $1.5 million to $2.0 million in developing the infrastructure for its multi-acquisition growth plan, exclusive of the funds required to finance acquisitions and the interest expense and other costs likely to be incurred in obtaining those funds.

In January 2005 and August 2003, the Company raised a total of $13.0 million in debt financings, the proceeds of which were partially used to purchase Shank Services for $5.8 million, in February 2005, and to repay $3.2 million of former equipment debt and other subordinated debt in August 2003. The remaining proceeds are being used for general working capital purposes and to support the Company’s acquisition and diversification strategy, and may be used to help fund future acquisitions. During the quarter ended March 31, 2005, the Company received $1.4 million in cash proceeds related to the exercise of 1,282,406 warrants and 69,800 options. At March 31, 2005, the Company had total cash and cash availability of $8.7 million compared to $3.8 million at June 30, 2004. Further, in February 2005, the Company extended its maturity date on its $10.0 million line of credit to September 25, 2006 with more favorable terms and less restrictive covenants.

Operations

Revenues

For the quarter and nine-month period ended March 31, 2005, the Company’s total revenues were $33.1 million and $91.6 million, respectively, on 16.4 million and 46.4 million gallons of fuel delivered, respectively, compared to total revenues of $22.9 million and $63.5 million and 13.3 million and 40.3 million gallons of fuel delivered, respectively, in the prior year quarter and nine-month period. The 44% increase in revenues in both the quarter and nine-month periods relates primarily to the increase in volumes delivered and higher fuel prices as well as revenues from the Shank Services acquisition. Because the Shank Services acquisition was effective February 18, 2005, the extent of its continuing impact on the Company’s total revenues is not reflected in the third quarter revenues.

Net Margin

For the quarter and nine-month period ended March 31, 2005 and 2004, the Company’s net margin per gallon improved to 10.1 and 11.7 cents per gallon compared to 9.4 and 9.3 cents per gallon, respectively. This increase resulted from the continued acceptance in the marketplace of higher margins for the existing services provided by the Company and the 3.1 million and 6.1 million gallons of net new business added during the quarter and nine-month period ended March 31, 2005, respectively. Although the recent trend in higher net margins for the services provided by the Company has improved over last year, there is no assurance that the improvement will continue in the future or that margins will not decrease as the result of increased competition or customer resistance to higher prices for the Company’s services.

Net Loss

During the quarter ended March 31, 2005, the Company incurred a net loss of $1,349,000 including increased period costs over the same quarter in the prior year of approximately $291,000 directly related to operations expenses for payroll, running fuel, repairs and maintenance; depreciation acceleration of $297,000 write-down of 12 units of excess equipment abandoned after the reevaluation of the fleet routing schedules following the Shank Services acquisition; higher sales and marketing expenses of $235,000, including $117,000 of credit card fees; higher general and administrative expenses of $125,000, primarily related to internal administrative costs associated with the Shank Services acquisition and overall higher public company reporting expenses; higher depreciation for accounting and information systems of $164,000, related to the write-off of software costs for replacing, redesigning and upgrading accounting and information tools and acceleration of depreciation for the shortened useful lives.; higher interest expense of $182,000, primarily related to the 2005 Notes, the proceeds of which were partially used to acquire Shank Services; and $40,000 of administrative costs associated with the initial integration of Shank Services.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key indicator used by management and the financial community to gauge financial performance of the actual operations of a business without considering the impact of non-cash charges for equipment aging, debt financing expenses, and income taxes. EBITDA isolates actual financial performance of operations independent of the utilization of its capital resources, level of debt financing and the tax impact on business operations. The Company’s EBITDA decreased by $213,000 to $(2,000) from $211,000, or an 101% decrease, in the current quarter compared to the same quarter in the prior year (see EBITDA Non-GAAP measure reconciliation table in the Results of Operations section below).

The EBITDA decrease primarily related to the higher direct operating, selling, general and administrative expenses and Shank Services initial integration of expenses totaling approximately $691,000 which were incurred during the quarter and due in part to the Shank Services acquisition as follows:

Operating expenses	$291,000
Sales and marketing expenses	235,000
General and administrative expenses	125,000
Integration administrative costs	40,000
$691,000

For the nine-month period ended March 31, 2005, the Company’s EBITDA improved by $166,000 to $1,512,000 from $1,346,000 or a 12% increase compared to the same nine-month period in the prior year. The prior year nine-month period EBITDA also included the $757,000 gain on extinguishment of debt.

New Business

The Company’s mobile fueling services business continues to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved. The Company increased its net new business by 3.1 million gallons to 16.4 million gallons from 13.3 million gallons or 23% for the quarter ended March 31, 2005 over 2004. This increase was primarily due to the addition of new accounts and the addition of Shank’s customers. For the nine-month period ended March 31, 2005, the Company increased its net new business by 6.1 million gallons to 46.4 million gallons from 40.3 million gallons, or 15%, over the prior year nine-month period. This increase was primarily due to the addition of new accounts, the market expansion into the Pennsylvania market in August 2004 and the addition of Shank Services customers.

The Company believes that pricing for mobile fueling services will continue to increase as below-cost price cutting of mobile fueling services declines and existing and potential customers recognize that these services provide a net cost savings when compared to other refueling alternatives. The Company believes that significant opportunities exist to increase its mobile fueling and fuel management services business and the volumes of fuel sold and delivered in conjunction with it.

The Company also believes that significant opportunities exist to add profitable bulk fueling and lubricant business volumes, including those from acquisitions such as Shank Services. In addition, the Company believes that it can significantly expand and grow the heavy haul and ultra haul transportation business that it entered with the acquisition of Shank Services and to expand those services to other markets in which the Company presently operates.

The Company’s future growth is dependent upon numerous business and economic factors, including the success of the Company’s sales and marketing and other business strategies; the availability of sufficient acceptable net margin mobile fueling service and other business in new and existing markets; the hiring and retention of qualified personnel to provide the level of service required by customers; the generation of sufficient cash flow from operating activities; the availability of debt or equity capital to meet the Company’s financing requirements; the successful integration of newly acquired businesses such as Shank Services; and changes in market conditions in the related transportation or petroleum industries, some of which factors are beyond the Company’s control.

Capital Resources and Liquidity

At March 31, 2005 and June 30, 2004, the Company had total of cash and cash availability on its line of credit of $8,743,000 and $3,818,000, respectively. The $4,925,000 increase is due to an increase in net cash and cash equivalents of $1,051,000 and a $3,874,000 increase in the line of credit availability since June 30, 2004.

In January 2005 and August 2003, the Company raised a total of $13.0 million in debt financings, the proceeds of which were partially used to purchase Shank Services for $5.8 million, in February 2005, and to repay $3.2 million of former equipment debt and other subordinated debt in August 2003. The remaining proceeds are being used for general working capital purposes and to support the Company’s acquisition and diversification strategy, and may be used to help fund future acquisitions. Further, in February 2005, the Company extended its maturity date on its $10.0 million line of credit to September 25, 2006 with more favorable terms and less restrictive covenants.

The January 2005 refinancing significantly strengthened the Company’s financial position, enabling it to achieve a stronger balance sheet as well as to improve cash flow as a result of the two-year moratorium on principal payments under the 2005 promissory Notes. The Company believes that this financing enhanced its business credibility with present and prospective customers, fuel suppliers, trade creditors, other lenders and the investment community, as well as its ability to compete more effectively.

During the quarter ended September 30, 2003, the Company recorded a pre-tax gain of $757,000 from the prepayment of the outstanding balance owed to its former principal equipment lender. In addition, it recorded an increase in shareholders’ equity of $1.87 million for the value of the 2,008,250 warrants issued in connection with the August 2003 refinancing.

During the nine months ended March 31, 2005, 1,439,547 of the detachable common stock warrants issued in connection with the 2003 Notes and other previously issued and repaid notes were exercised at prices ranging from $.86 to $1.00 for $1,433,888 in gross cash proceeds. Also during this quarter the Company recorded an increase in shareholders’ equity of $95,892 for the value of 69,800 options exercised.

On February 18, 2005, the Company revised the August 2003 amendment in conjunction with the 2005 Notes and the Shank Services acquisition. The amendment 1) lowered the requirements on the fixed charge coverage ratio; 2) eliminated the effective net worth requirement except when availability is below $1.0 million; 3) extended the term for one year to mature September 25, 2006; 4) after September 25, 2005, the unused line fee will be reduced from .75% to .25% and 5) if the Company terminates the line of credit after September 26, 2005, but prior to September 26, 2006, imposes a .50% fee.

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

The Company’s mobile fueling business requires it to employ substantial working capital for fuel, labor and equipment costs prior to receiving payments from customers. The fuel purchased by the Company for resale to customers generally must be paid for within 10 to 15 days of purchase, with labor costs and taxes paid bi-weekly and equipment related costs generally paid within 30 days. The Company invoices customers both daily and weekly and generally collects its accounts within 30 to 45 days. Days of sales outstanding at March 31, 2005 and June 30, 2004 were 27 and 28 days, respectively.

During the nine-month period ended March 31, 2005, the Company’s cash provided in operating activities was $1.5 million compared to cash used of $897,000 in the prior year, an increase of $2.4 million. This increase resulted from a change in working capital components, primarily an increase in accounts payable and other liabilities, an increase in accounts receivable and the gain on extinguishment of debt. The higher receivable balance at March 31, 2005 of $12.7 million compared to the March 31, 2004 balance of $8.3 million was principally due to overall higher fuel prices and the addition of the accounts receivable from Shank Services.

The Company’s material financial commitments, other than fuel purchases, payroll and general expenses, primarily relate to maintaining its bank line of credit and servicing the 2003 Notes and the 2005 Notes. The Company is required to make semi-annual interest payments at a rate of 10% per annum on its 2003 Notes, which payments began December 31, 2003. Beginning August 28, 2005, the Company will be required to make six $692,500 semi-annual principal payments, with a balloon payment of $2,770,000 due August 28, 2008. In addition, the Company is required to make semi-annual interest payments at a rate of 10% per annum on its 2005 Notes, which payments begin June 30, 2005. Beginning January 24, 2007, the Company will be required to make six $610,000 semi-annual principal payments, with a balloon payment of $2,440,000 due January 24, 2010.

In March 2005, the Company entered into a lease agreement for its new corporate facility with a term of 78 months and a 42 month lessee termination option. The commencement date is August 1, 2005. The minimum annual rent is as follow:

Month of Term	Annual	Monthly
*1-6	$—	$—
7-18	$140,567.50	$11,713.96
19-30	$144,784.52	$12,065.38
31-42	$149,128.05	$12,427.34
43-54	$153,601.89	$12,800.16
55-66	$158,209.94	$13,184.16
67-78	$162,956.23	$13,579.69

*Monthly installments of Estimated Annual Operating Expenses are due and payable in such months notwithstanding that no monthly installments of Minimum Annual Rent are then due.

The Company’s liquidity and ability to meet its financial obligations is dependent on, among other things, its generation of cash flow from operating activities; obtaining or maintaining sufficient trade credit from vendors; complying with its debt covenants; and/or raising any required additional capital through the issuance of debt or equity securities or other borrowings.

The Company believes the additional working capital from the 2005 Notes and the 2003 Notes, and the two-year principal payment moratorium on the 2005 Notes will satisfy its anticipated liquidity requirements for the foreseeable future, although it may seek additional sources of financing if a cash flow deficiency were to arise in the future. There is no assurance that additional financing would be available to the Company on acceptable terms, or at all. If the Company does not comply with the covenants in its debt agreements, or if adequate funds are not available to finance operations or to pay debt service obligations as they become due, the Company may be required to significantly alter its operations.

At March 31, 2005, the Company had cash and cash equivalents of $3,759,000 as compared to $2,708,000 at June 30, 2004. The Company had $4,984,000 available on its line of credit as of March 31, 2005.

The Company’s short term liquidity needs are currently being met by its cash flow from operations and the cash availability on its line of credit. The Company, in the first quarter of fiscal 2006, will pay the first installment payment of principal on the 2003 Notes of $692,500. The Company's long term liquidity requirements, including the subsequent semi-annual installment payments on the 2003 Notes  and the semi-annual principal payments on the 2005 Notes beginning in January 2007, that are not met through cash flow from operations  or  its line of credit will need to be satisfied by raising additional capital or other financing  arrangements.  In addition, the Company expects to spend $1.5 million to $2.0 million over the next twelve months to develop the infrastructure for its multi-acquisition growth plan, which amount is expected to be funded by a combination of cash flow from operations and cash availability on its line of credit or by raising additional capital or other financing arrangements. While there can be no assurance that such replacement capital, if necessary will be obtained or can be obtained on terms acceptable to the Company, the Company believes that it will be able to obtain the necessary capital.

$10 Million Three-Year Credit Facility
The Company has a three-year $10 million credit facility with a national financial institution which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (7.25% at March 31, 2005) and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet, related equipment and patents. The maturity date of the line of credit is September 25, 2005. The credit facility maturity was extended by the mutual consent of the Company and the bank from September 25, 2005 to September 25, 2006.

In August 2003, the Company and its line of credit lender amended the credit facility in connection with the Company’s August 2003 refinancing. The amendment (1) released the lender’s lien on patents, patent rights and patent applications; (2) increased the unused line of credit fee by .50%; (3) revised the effective book net worth covenant to reflect the 2003 Notes; (4) established a covenant to maintain a minimum cumulative quarterly fixed charge coverage ratio as defined in the amended loan agreement; (5) established a covenant for the Company to maintain a minimum excess availability of $500,000; and (6) eliminated the loan prepayment fee.

On February 18, 2005, the credit facility was amended in connection with the issuance of the 2005 Notes and the Shank Services acquisition. This amendment 1) lowered the requirements on the fixed charge coverage ratio; 2) eliminated the effective net worth requirement except when availability is below $1.0 million; 3) extended the term to September 25, 2006; 4) after September 25, 2005, reduces the unused line fee from .75% to .25%; and 5) if the Company terminates the line of credit after September 26, 2005, but prior to September 26, 2006, imposes a ..50% fee.

As of March 31, 2005 and June 30, 2004, the Company had outstanding borrowings of $3.7 and $4.9 million, respectively, under its $10 million line of credit facility. Based on eligible receivables outstanding at March 31, 2005 and June 30, 2004, the Company had $5.0 million and $1.1 million of cash availability on the line of credit facility, respectively, and was in compliance with its financial covenants.

Management believes that the Company’s line of credit and cash on hand should provide the working capital needed to maintain and grow its business and to accomplish its business plan. If additional financing is required, however, there can be no assurance that the Company will be able to obtain such financing from its present line of credit lender or another lender at acceptable terms, or at all. In addition, because the Company’s borrowings under its line of credit bear interest at variable interest rates and represent a large portion of the Company’s outstanding debt, the Company’s financial results could be materially affected by significant increases or decreases in interest rates.

Debt Securities
August 2003 Promissory Notes
On August 29, 2003, the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes (the “2003 Notes”) and five-year warrants to purchase 2,008,250 shares of the Company’s common stock at $1.00 per share. The 2003 Notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The 2003 Notes provide for (1) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (2) a balloon payment of $2,770,000 at maturity on August 28, 2008; (3) semi-annual interest payments on June 30 and December 31 which commenced on December 31, 2003; and (4) the Company’s right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing were $2.8 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the 2003 Notes, the Company received a $757,000 cash discount by prepaying the $2,204,800 outstanding balance on August 29, 2003. The transaction costs related to the 2003 Notes included commissions, professional fees and other costs totaling $824,000 that are being amortized over the five-year term of the notes.

January 2005 Promissory Notes

On January 25, 2005, the Company closed a $6.1 million five year 10% promissory notes (the “2005 Notes”) and four-year warrants to purchase 1,006,500 shares of the Company’s common stock at $1.60 to a limited group of institutions and other accredited investors in connection with the acquisition of the assets and business of Shank Services. The 2005 Notes provide for (1) no principal payments until January 24, 2007; (2) six $610,000 semi-annual principal payments commencing on January 24, 2007 through June 24, 2009; (3) a balloon payment of $2,440,000 at maturity on January 24, 2010; and (4) semi-annual interest payments on June 30, and December 31, commencing on June 30, 2005. The funding provided by the 2005 Notes was used for the Shank Services acquisition and for other general corporate purposes. The net cash proceeds from the financing were $5.8 million, after payment of related fees and expenses, professional fees and other costs, totaling $282,000 are being amortized over the five-year term of the notes. The 2005 Notes are secured by a first priority security interest in the Shank Services assets.

The Company also issued 1,006,500 four-year warrants to purchase shares of common stock at $1.60 per share to the purchasers of the 2005 Notes and to the Company’s placement agent for the transaction.

Note Payable

In connection with the Shank Services acquisition on February 18, 2005, the Company issued a contingent two-year deferred payment promissory note due March 31, 2007, in the amount of $1,910,000 which contingent liability is recorded under purchase accounting only to the extent of negative goodwill of $188,000 associated with the acquisition.

Other

The unamortized debt discount of $2,156,000 and $1,367,000 recorded in connection with the 2003 Notes and 2005 Notes, respectively, is a non-cash discount related to the valuation of the common stock warrants issued to the note holders and the placement agent, Philadelphia Brokerage Corporation, and does not reduce the amount of principal cash repayments required to be made by the Company for the outstanding balance of $11.640 million and $6.925 million of the notes at March 31, 2005 and June 30, 2004, respectively.

During the nine months ended March 31, 2005, 1,439,000 of the detachable common stock warrants issued in connection with the 2003 Notes and other previously issued and repaid notes were exercised at prices ranging from $.86 to $1.00 for $1,434,000 in gross cash proceeds.

The Company’s debt agreements have covenants establishing certain financial requirements and operating restrictions. The Company’s failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements, which would have a material adverse effect on the Company’s liquidity and capital resources. At March 31, 2005 the Company was in compliance with all covenants required by the debt agreements.

In September 2003, the Company repaid all of the outstanding subordinated convertible and non-convertible promissory notes with a portion of the proceeds of the August 2003 refinancing.

Interest Expense Summary

The table below shows the interest expense (in thousands) recorded for the three and nine-month periods:

	Three-Month Periods Ended March 31		Nine-Month Periods Ended March 31
	2005	2004	2005	2004
Stated Rate Interest Expense:
Line of credit	$45	$69	$182	$183
Promissory notes and equipment debt	287	173	633	450
Subordinated debt		—		20
Other	9	3	21	16
Total stated rate interest expense	341	245	836	669

Non-Cash Interest Amortization:
Amortization of deferred debt costs	72	43	184	134
Amortization of debt discount	114	57	282	165
Total amortization of interest expense	186	100	466	299

Total recurring interest expense	527	345	1,302	968

Total other interest expense		—		21

Total interest expense	$527	345	1,302	989

The increase in interest expense of $182,000 for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, related primarily to the interest expense incurred on the 2005 Notes.

The increase in interest expense of $313,000 for the nine-month period ended March 31, 2005 compared to the nine-month period ended March 31, 2004, related primarily to the higher non-cash interest amortization for the transaction costs and warrant issuance for the August 2003 refinancing and 2005 Notes, as well as the interest expense incurred on the 2005 Notes.

Results of Operations

The following is a summary of the Company’s selected condensed consolidated results of operations for the three-month and nine-month periods ending March 31, 2005 and 2004 (in 000s):

	For the Three-Month Periods Ended March 31				For the Nine-Month Periods Ended March 31
			Increase (decrease)				Increase (decrease)
	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent

Total revenues	$33,083	$22,906	$10,177	44%	$91,639	$63,458	$28,181	44%

Total cost of sales and Services	(32,041)	(21,930)	10,111	46%	(87,353)	(60,586)	26,767	44%

Gross profit	1,042	976	66	7%	4,286	2,872	1,414	49%

Selling, general and administrative expenses	(1,872)	(1,096)	776	71%	(4,227)	(3,281)	946	29%

Gain on extinguishment of debt	--	--	--	--	--	757	(757)	(100)%

Interest expense	(527)	(345)	182	53%	(1,302)	(989)	313	32%

Interest and other income	8	--	8	100%	8	--	8	100%

Net loss	$(1,349)	$(465)	$884	190%	$(1,235)	$(641)	$594	93%

Gallons delivered	16,402	13,315	3,087	23%	46,350	40,332	6,018	15%

EBITDA non -GAAP Measure	$(2)	$211	$(213)	(101)%	$1,512	$1,346	$166	12%

Comparison of Three Months Ended March 31, 2005 to March 31, 2004

Revenues

Revenues increased $10.2 million, or 44%, in the quarter ended March 31, 2005 compared to the same quarter in 2004. This increase was principally due to a 23% increase in net new business and higher fuel prices which averaged 42 cents per gallon higher than the earlier quarter. The Shank Services acquisition on February 18, 2005, contributed $4.9 million of the $10.2 million increase in revenue. Fuel sales were 16.4 million gallons in the current quarter, compared to the 13.3 million gallons in the prior year quarter, a 3.1 million gallon increase of net new business. The Shank Services acquisition contributed 2.2 of the 16.4 million gallons. The increase in fuel prices was directly attributable to the volatility of world fuel markets and economic conditions, including higher crude oil prices and greater global fuel demand.

Gross Profit

Gross profit increased $66,000 in the quarter ended March 31, 2005 compared to the same quarter in 2004. The increase in gross profit resulted from higher margins generated from services provided and the increase of 3.1 million gallons of net new business, including a gross profit contribution from Shank Services’ business of $199,000. Net margin per gallon was 10.1 cents in the quarter ended March 31, 2005 compared to 9.4 cents in the prior year quarter representing a 0.7 cent increase, or 7%. The increase in gross profit during the quarter was reduced by an increase in depreciation expense of $297,000 related to the acceleration depreciation for the write-down of excess equipment abandoned resulting from the reevaluation of the Company’s overall fleet utilization requirements following the acquisition of Shank Services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $776,000 in the quarter ended March 31, 2005 compared to the same quarter in 2004. The increase in these expenses primarily resulted from higher selling costs related to $117,000 of credit card fees; $125,000 of general and administrative expenses related to the Shank Services acquisition, increased payroll costs and additional professional fees related to public company reporting requirements; Shank Services expenses of $251,000; and the write-down and acceleration of depreciation for the shortened useful lives of computer software, which generated additional depreciation expense of $164,000.

Income Taxes

No income tax expense was recorded in the quarter ended March 31, 2005. The Company’s net operating loss carry forward at June 30, 2004 was $14.3 million.

Net Loss

During the quarter ended March 31, 2005, the Company incurred a net loss of $1,349,000 including increased period costs over the same quarter in the prior year of approximately $291,000 directly related to operations expenses for payroll, running fuel, repairs and maintenance; depreciation acceleration of $297,000 write-down of 12 units of excess equipment abandoned after the reevaluation of the fleet routing schedules following the Shank Services acquisition; higher sales and marketing expenses of $235,000, including $117,000 of credit card fees; higher general and administrative expenses of $125,000, primarily related to internal administrative costs associated with the Shank Services acquisition and overall higher public company reporting expenses; higher depreciation for accounting and information systems of $164,000, related to the write-off of software costs for replacing, redesigning and upgrading accounting and information tools and acceleration of depreciation for the shortened useful lives; higher interest expense of $182,000, primarily related to the 2005 Notes, the proceeds of which were partially used to acquire Shank Services; and $40,000 of administrative costs associated with the initial integration of Shank Services.

EBITDA - Non-GAAP Measure Reconciliation

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) decreased $213,000 or 101% in the quarter ended March 31, 2005 compared to the same quarter in 2004. This decrease was due to the increase in net loss of $884,000 offset by higher interest, depreciation and amortization of $671,000. Components of EBITDA for the nine months ended March 31, 2005 and 2004 are as follows:

	For the Three Months Ended
	March 31, 2005	March 31, 2004

Net loss	$(1,349,000)	$(465,000)
Add back: Interest expense	342,000	245,000
Non-cash interest expense	185,000	100,000
Depreciation and amortization expense(*):
Cost of sales	611,000	283,000
Selling, general and administrative	217,000	48,000
Less: Interest income	8,000	---
EBITDA	$(2,000)	$211,000

(*) Includes depreciation related to the write-down of excess equipment abandoned after fleet rerouting integration post the acquisition and accelerated depreciation and write-off for computer software for changes in infrastructure technology totaling $461,000.

Comparison of Nine-Month Periods Ended March 31, 2005 to March 31, 2004

Revenues

Revenues increased $28.2 million, or 44%, in the nine-month period ended March 31, 2005 compared to the same period in 2004. This increase was principally due to a 15% increase in net new business and higher fuel prices which averaged 45 cents per gallon higher than the earlier period. The Shank Services acquisition on February 18, 2005 contributed $4.9 of the $28.2 million increase in revenues. Fuel sales were 46.4 million gallons in the current period, compared to the 40.3 million gallons in the prior year period, a 6.1 million gallons increase of net new business. The Shank Services acquisition contributed 2.2 of the 46.4 million gallons. The increase in fuel prices was directly attributable to the volatility of world fuel markets and economic conditions, including higher crude oil prices and greater global fuel demand.

Gross Profit

Gross profit increased by $1.4 million in the nine-month period ended March 31, 2005 compared to the same period in 2004. The increase of $1.1 million in gross profit resulted from higher margins being generated from services provided; emergency response mobile fueling and fuel delivery services related to the four hurricanes impacting parts of Florida and the southeastern United States in the quarter ended September 30, 2004; and $300,000 from to the increase of 6.1 million gallons of net new business, including a gross profit contribution from Shank Services’ business of $199,000. Net margin per gallon was 11.7 cents in the nine months ended March 31, 2005 compared to 9.3 cents for the prior year period, a 2.4 cent increase, or 26%. The increase in gross profit during the nine-month period was reduced by an increase in depreciation expense of $297,000 and was related to the write-down of excess equipment abandoned after the reevaluation of the fleet utilization requirements following the acquisition of Shank Services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $946,000 in the nine-month period ended March 31, 2005 compared to the same period in 2004. The increase in these expenses primarily resulted from higher selling costs and increased professional fees related to public company reporting requirements; Shank Services expenses of $251,000; and the write-down and acceleration of depreciation for the shortened useful lives of computer software, which generated additional depreciation expense of $164,000.

Income Taxes
No income tax expense was recorded for the quarter ended March 31, 2005. The Company’s net operating loss carry forward at June 30, 2004 was $14.3 million.

Net Loss

The $594,000 increase in net loss for the nine-month period ended March 31, 2005 over the prior year period was primarily due to the non-recurring $757,000 gain on extinguishment of debt included in the prior year period; the $946,000 increase in selling, general and administrative expenses; the $305,000 net increase in interest; and the depreciation and amortization related to the write-down of excess equipment abandoned after fleet rerouting integration post the acquisition and accelerated depreciation and write-off for computer software for changes in infrastructure technology totaling $461,000.

EBITDA - Non-GAAP Measure Reconciliation

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) increased $166,000 or 12% in the nine-month period ended March 31, 2005 compared to the same period in 2004. This increase was due to the increase in net loss of $594,000 offset by higher interest, depreciation and amortization of $760,000. Components of EBITDA for the nine months ended March 31, 2005 and 2004 are as follows:

	For the Nine Months Ended
	March 31, 2005	March 31, 2004

Net loss	$(1,235,000)	$(641,000)
Add back: Interest expense	837,000	690,000
Non-cash interest expense	465,000	299,000
Depreciation and amortization expense(*):
Cost of sales	1,143,000	853,000
Selling, general and administrative	310,000	145,000
Less: Interest income	8,000	---
EBITDA	$1,512,000	$1,346,000

(*) Includes depreciation related to the write-down of excess equipment abandoned after fleet rerouting integration post the acquisition and accelerated depreciation and write-off for computer software for changes in infrastructure technology totaling $461,000.

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

The acquired Shank Services on February 18, 2005, utilizes separate information and accounting systems and processes for which the disclosure controls and procedures were deemed effective over financial reporting since the acquisition was completed. As such, there have been no significant changes in the Company’s internal controls during the quarter ended March 31, 2005, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Item 5.02 Departure of Directors or Principal Officers; Election of Directors;
Appointment of Principal Officers

Richard N. Hamlin, a director of the Company, resigned from the Company’s Board of Directors effective May 13, 2005. Mr. Hamlin had served as the Chairman of the Audit Committee of the Board of Directors and was one of the three “financial experts”, as defined by SEC and Nasdaq rules, serving on that Committee. With Mr. Hamlin’s resignation, the Audit Committee had only two members. As a result, the Board of Directors has named Robert S. Picow, one of the Company’s non-management directors, to the committee. It is presently anticipated that Mr. Picow will only serve on the committee on an interim basis and that Mr. Hamlin will soon be replaced on the Board and the Audit Committee with a new independent director who qualifies as a “financial expert”.

ITEM 6. EXHIBITS

Exhibit No.    Description

10.1 31.1 31.2 32.1
Amended and Restated Employment Agreement by and between Streicher Mobile Fueling, Inc. and Richard E. Gathright executed May 14, 2005, effective as of March 1, 2005

Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

STREICHER MOBILE FUELING, INC.

May 18, 2005	By:	/s/ Richard E. Gathright
President and Chief Executive Officer

By:	/s/ Michael S. Shore
Michael S. Shore
Senior Vice President and Chief Financial Officer