Form 10-K
period 2005-06-30
STREICHER MOBILE FUELING INC
filed 2005-10-11
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  June 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  0-21825

STREICHER MOBILE FUELING, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0707824
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

800 West Cypress Creek Road, Suite 580, Fort Lauderdale, Florida 33309
(Address of principal executive offices) (Zip Code)

(954) 308-4200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value
Redeemable Common Stock Purchase Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates was $34,963,957. The aggregate market value was computed by reference to the last sale price of the registrant’s Common Stock on the NASDAQ Stock Market on September 23, 2005.

As of September 23, 2005 there were 9,691,762 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain Portions of Registrant’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.	Description of Business

OVERVIEW

Streicher Mobile Fueling, Inc., a Florida corporation formed in 1996, and its subsidiaries (together the “Company” or the “SMF Group”) provides petroleum product distribution services, transportation logistics and emergency response services to the trucking, construction, utility, energy, chemical, and government services industries.

The broad range of services we offer our customers includes commercial mobile and bulk fueling; the packaging, distribution and sale of lubricants; integrated out-sourced fuel management; transportation logistics and emergency response services. Our fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles deliver diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems; and distribute a wide variety of specialized petroleum products, lubricants and chemicals to refineries, manufacturers and other industrial customers. In addition, our fleet of special duty tractor-trailer units provides heavy and ultra-heavy haul transportation services over short and long distances to customers requiring the movement of over-sized or over-weight equipment and manufactured products.

Our sophisticated fueling solutions include the use of the Company’s patented proprietary electronic fuel tracking control system to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location. This system allows customer verification of the amount and type of fuel delivered and provides customers with customized fleet fuel data, which data can be used for various types of management analysis as well as tax reporting. The commercial mobile fueling services we provide offer numerous advantages to customers, including lower labor and administrative costs associated with fueling vehicles; centralized control over fuel inventories and usage; tax reporting benefits; elimination of costs and the risk of environmental liabilities associated with on-site fuel storage and dispensing facilities; lower risk of employee theft of fuel; and elimination of security risks associated with off-site fueling by employees.

The Company also provides emergency service and fuel delivery services in response to natural disasters and other widespread emergency conditions, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes. We are currently conducting extensive operations supporting the storm relief work in the aftermath of the September 2005 Hurricane Katrina and Rita disasters.

We presently operate 192 specialized commercial vehicles from 27 operating locations serving major metropolitan markets in California, District of Columbia, Florida, Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Texas and Virginia. The Company will continue to pursue measured and profitable growth in these markets by selling existing services to new clients, and cross selling new services to existing clients or new services to new clients. In addition, the Company will continue to pursue expansion through the strategic acquisition of similar or complementary businesses that meet the Company’s criteria for growth and profitability.

We also own over 800 fuel and lubricant storage tanks with over 1,700,000 gallons of capacity. These tanks include bulk storage tanks located at our facilities and portable tanks used for the temporary storage and dispensing of fuels and lubricants at a customer’s job site. Our portable tanks are delivered to the customer by the Company’s fleet of specialized flatbed trucks. In addition, the Company provides bulk fueling and lubricant services to customers who own their own storage facilities. The Company transports and delivers fuel and other petroleum products to these customers on a scheduled, or as needed, basis utilizing its fleet of customized tank wagons and transports.

Our operations were expanded in February 2005 when the Company acquired substantially all of the assets and business operations of Shank C&E Investments, L.L.C. (“Shank Services”) a Houston, Texas based provider of commercial mobile and bulk fueling services, petroleum lubricants packaging and distribution and heavy and ultra-heavy haul transportation services serving the important Houston, Dallas/Fort Worth, Austin and San Antonio markets.

On October 1, 2005, the Company acquired all of the stock of H & W Petroleum Company, Inc. (“H & W”), a Houston, Texas based marketer and distributor of lubricants, commercial fuels and petroleum products. Immediately prior to the consummation of this transaction, H & W acquired the operating assets of Harkrider Distributing Company, Incorporated (“Harkrider”), a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products, which is related to H & W through some common shareholder ownership (together with the acquisition of the shares of H & W, the “H & W Acquisition”). In addition to providing service to the greater Houston metropolitan area, the combined H & W and Harkrider operations also serve the Dallas/Fort Worth, Freeport, Longview, Lufkin, San Antonio, and Waco markets in Texas.

PRODUCTS AND SERVICES

Commercial Mobile and Bulk Fueling and Fuel Management Services

Traditionally, businesses and other entities that operate fleets of vehicles and equipment have met their fueling requirements by either maintaining their own supply of fuel in on-site storage tanks or fueling vehicles at retail stations and other third party facilities.

On-site storage tanks and fueling facilities can be expensive to construct and maintain, and expose the property owner and operator to potential liability associated with fuel leaks or spills. In addition, increasingly stringent federal and state environmental regulation of underground storage tanks may require businesses that maintain their own fuel supplies to spend significant amounts to remove, retrofit and/or to maintain underground and aboveground storage tanks to meet regulatory standards. We believe that many fleet operators currently utilizing on-site storage tanks will choose to meet their fueling requirements by other means, including commercial mobile fueling, instead of investing in upgrading and/or maintaining existing facilities.

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

Specifically, commercial mobile fueling and out-sourced fuel management services offer numerous benefits over traditional fueling methods:

•
Reduces Operating Costs and Increases Labor Productivity. Fleet operators are able to reduce operating costs and lower payroll hours by eliminating the need for their employees to fuel vehicles either on-site or at local retail stations and other third party facilities. Overnight fueling prepares fleet vehicles for operation at the beginning of each workday and increases labor productivity by allowing employees to use their vehicles during time that would otherwise be spent fueling while maximizing vehicle use since fueling is conducted during non-operating hours. The fuel necessary to operate vehicles is reduced since fueling takes place at customer locations. The administrative burden required to manage fuel programs and monitor vehicle utilization is also reduced.

•
Provides Centralized Inventory Control and Management. Our fuel management system provides fleet operators with a central management data source. Web-based comprehensive reports detail, among other things, the location, description, fuel type and daily and weekly fuel consumption of each vehicle or piece of equipment that we fuel. This eliminates customers’ need to invest working capital to carry fuel supplies and allows customers to centralize fuel inventory controls as well as track and analyze vehicle movements and fuel consumption for management and fuel tax reporting purposes.

•
Provides Tax Reporting Benefits. Our fuel management system can track fuel consumption to specific vehicles and fuel tanks providing tax benefits to customers consuming fuel in uses that are tax-exempt, such as for off-road vehicles, government-owned vehicles and fuel used to operate refrigerator units on vehicles. For these uses, the customers receive reports which provide them with the information required to substantiate tax exemptions.

•
Eliminates Expenses and Liabilities of On-site Storage. Fleet operators who previously satisfied their fuel requirements using on-site storage tanks can eliminate the capital and costs relating to installing, equipping and maintaining fuel storage and dispensing facilities, including the cost and price volatility associated with fuel inventories; complying with escalating environmental government regulations; and carrying increasingly expensive insurance. By removing on-site storage tanks and relying on commercial mobile fueling, customers are able to avoid potential liabilities related to both employees and equipment in connection with fuel storage and handling. Customers’ expensive and inefficient use of business space and the diminution of property values associated with environmental concerns is also eliminated.

•
Prevents Fuel Theft. Fleet operators relying on employees to fuel vehicles, whether at on-site facilities or at retail stations, often experience shrinkage of fuel inventories or excess fuel purchases due to employee fraud. Our fuel management system prevents the risk of employee theft by dispensing fuel only to authorized vehicles. Utilizing our fueling services, rather than allowing employees to purchase fuel at local retail stations, also eliminates employee fraud due to credit card abuse.

•
Provides Emergency Fuel Supplies and Security. Emergency preparedness, including fuel availability, is critical to the operation of governmental agencies, utilities, delivery services and numerous other fleet operators. We provide access to emergency fuel supplies at times and locations chosen by our customers, allowing them to react more quickly and effectively to emergency situations, such as severe weather conditions and related disasters. SMF Group responded to Hurricanes Katrina and Rita by mobilizing personnel and a significant fleet of trucks and equipment to provide emergency fuel supply and support services following the devastation caused by those storm systems. Fueling by fleet operators at their own on-site storage facilities, and/or at retail and other third party locations may be limited due to power interruptions, supply outages or access and other natural limitations. In addition, since security concerns of fleet operators to terrorism, hijacking and sabotage are increasing, fueling vehicles at customers’ facilities eliminates security risks to the fleet operators’ employees and equipment rather than fueling at retail service stations and other third party facilities.

Historically, we have generated substantially all of our revenues from commercial mobile and bulk fueling and integrated out-sourced fuel management services. With the recent acquisitions of Shank Services and H & W, we have substantially increased the size of our commercial mobile fueling operations and expanded our market area for those operations (see “RECENT DEVELOPMENTS” below).

We provide bulk fueling and lubricant services to customers requiring the use of one or more of our portable storage tanks. These tanks are delivered to the customer’s job-site, repositioned as required, maintained and re-supplied on a scheduled or as needed basis. In addition, the Company provides bulk fueling services to its customers who maintain their own above or below ground storage facilities. Utilizing its fleet of tank wagons and transports, the Company delivers bulk quantities of fuel on a scheduled or as needed basis. The Company also works with a number of nationwide fuel and card lock networks to provide an all-inclusive transportation fueling and fleet optimization solution for its customers.

Our emergency response generator services program provides customers with ongoing fuel testing, treatment, filtration and top-off services to ensure that generators and other emergency power supply systems are fully fueled and that the fuel is in optimal condition for use at the onset of power outages. We then provide emergency fuel supplies to these customers for their generators and emergency power supply systems in a series of scheduled deliveries for the duration of power outages based on the consumption and utilization requirements of these systems.

Packaging, Distribution and Sale of Lubricants, Other Petroleum Products and Chemicals

As a result of its acquisition of substantially all of the assets of Shank Services (see “RECENT DEVELOPMENTS” below), SMF Group now packages and distributes petroleum based lubricants to various customers from its Texas facilities. The acquisition of H & W on October 1, 2005 (see “RECENT DEVELOPMENTS” below) has significantly increased the size of the Company’s lubricant packaging and distribution operations. The H & W Acquisition has also broadened the range of products distributed by the Company, including but not limited to the dry cleaning solvents and chemicals distributed by Harkrider, the assets of which were acquired by H & W immediately prior to the Company’s acquisition of H & W.

Transportation Logistics Services

As a result of its acquisition of Shank Services (see “RECENT DEVELOPMENTS” below”), the Company provides specialized transportation and logistics services utilizing its fleet of re-configurable tractor-trailer units to provide the delivery of specialized commodities, including heavy or ultra-heavy haul over-size and/or over-weight machinery and equipment throughout the U.S. and Canada.

SMF Group’s heavy haul and ultra heavy haul customers range from construction companies, for whom we handle the movement of “yellow iron”, such as cranes, bulldozers, and road grading equipment, as well as prefabricated concrete and metal building materials, to petroleum refiners and chemical plant operators, for whom we transport large vessels, processing equipment and other equipment used in the construction or “turnaround” maintenance of their facilities.

We also provide customized fuel delivery solutions using our commercial mobile fueling services, and third-party nationwide fuel and card lock networks for companies requiring heavy haul over-the-road capabilities, such as utility companies constructing power transmission systems.

RECENT DEVELOPMENTS

Shank Services Acquisition and Financing

Acquisition. On February 18, 2005, SMF Group acquired substantially all of the assets and related business of Shank C&E Investments, L.L.C. (“Shank Services”) a Houston, Texas based provider of commercial fueling and heavy and ultra-heavy haul transportation services for $8.3 million, including a $1.9 million performance based contingency and $0.6 million in acquisition costs. We acquired a fleet of 24 commercial fueling vehicles, including specialized fuel delivery, transport, oil and lubricant flatbed and tanker trucks and related support equipment; over 600 portable fuel and lubricant tanks with more than 500,000 gallons of capacity used by customers to store products provided by Shank Services; 15 heavy and ultra-heavy haul tractor-trailer units designed to transport heavy construction equipment and other over-sized and/or over weight loads weighing up to 250,000 pounds; a limited quantity of fuel and lubricant inventories; office and computer equipment and related specialized software technology; customer lists and agreements; certain other intangible assets; and outstanding customer accounts receivable. We did not assume any material Shank Services’ liabilities or debt. Shank Services employs approximately 80 personnel. The SMF Group continues to operate the acquired assets and business under the trade name Shank Services; and we are integrating the existing Houston and Dallas/Fort Worth commercial mobile and bulk fueling operations of the Company with those of Shank Services.

Of the $8.3 million purchase price for the acquired assets and related business, $5.8 million was paid in cash, $1.9 million was paid with a contingent two-year deferred payment promissory note, and $0.6 million was incurred in acquisition costs. The payment of the promissory note is dependent on Shank Services meeting a specific target performance objective. Some or all of the $1.9 million principal amount and accrued interest due under the note will not be payable if the performance target which covers an operating period commencing prior to the acquisition date is not achieved.

We believe that Shank Services should provide us with significant cost reductions as a result of more effective bulk fuel purchasing; lower insurance premiums; improved delivery scheduling; decreased equipment rentals; better utilization of operations personnel and equipment; and reduced administrative expenses. These savings, together with increasing sales volumes and improved margins from a consolidation of our Texas based commercial fueling operations and Shank Services concentrated marketing and sales program, are expected to provide a positive impact on our future cash flows and earnings.

Financing. On January 25, 2005, in anticipation of the February closing of the Shank Services acquisition, we completed a $6.1 million private placement with a small group of institutions and other accredited investors to fund the acquisition, to develop its operations and for other general corporate purposes. We issued $6.1 million in 10%, five-year Senior Secured Notes (the “January 2005 Notes”) that require six semi-annual principal payments commencing January 24, 2007 and a 40% balloon payment on January 24, 2010. The investors also received four year warrants to purchase 866,200 shares of our common stock at an exercise price of $1.60 per share, including customary redemption and registration rights. In addition, 140,300 warrants with substantially similar terms were issued to Philadelphia Brokerage Corporation, the financing placement agent. Results of Shank Services’ operations have been included in our consolidated financial statements since the February 18, 2005 acquisition date.

The January 2005 Notes are secured by a first priority security interest in the tangible assets acquired from Shank Services. In connection with the issuance of the January 2005 Notes and related security agreement, the Company entered into an indenture with a third party trustee for payment of the January 2005 Notes.

The Shank Services’ assets and related operations, when fully integrated with our present Texas based business in Houston and Dallas/Fort Worth, will materially extend the SMF Group’s footprint in major Texas markets and should provide a solid platform for further growth in the Southwest. We expect to offer commercial mobile fueling services to over 400 active Shank customers, particularly those in the construction, agriculture, energy, manufacturing and marine industries with large local and regional fleets. The acquisition will also expand our business into related bulk commercial fueling operations, generator services and the marketing and distribution of lubricants and related petroleum products.

The Shank Services heavy and ultra-heavy haul transportation operations offer us a new and growing opportunity to provide this specialized logistical service to numerous businesses that regularly transport heavy construction, refinery and chemical equipment, and other unusually large payloads, locally, regionally and nationally. It also gives us the opportunity to provide our other products and services to these new customers, including commercial mobile and bulk fueling, fuel management and the sale and distribution of lubricants.

While the Shank Services operating, marketing, sales and administrative functions have not yet been fully integrated into the SMF Group’s pre-existing operations and our present organizational structure, when this integration is complete, it will create efficiencies and cost-reductions from cross-utilization of personnel in multiple geographic operating locations as well as from combining other commercial fueling functions and responsibilities. Because Shank Services is experienced in delivering emergency response fueling services in disaster relief situations, the acquisition has also increased our capability to provide this vital support, regionally and nationally. By establishing a greater operating presence in the Texas market, together with continued growth in the Southeast and Mid-Atlantic states, the Shank Services acquisition should facilitate further acquisitions by the Company of businesses in petroleum product distribution and sales, out-sourced fuel management services and transportation logistics.

Acquisition of H & W Petroleum and Related Financing

On October 1, 2005, the Company acquired all of the outstanding shares of Houston-based H & W Petroleum Company, Inc. (“H & W”) which is engaged in the marketing and distribution of lubricants, fuels and other petroleum products in Texas. Immediately prior to the acquisition by the Company, H & W purchased the operating assets and limited inventory of Harkrider Distributing Company, Incorporated (“Harkrider”), also based in Houston, which is related to H & W through some common shareholder ownership and is engaged in the marketing and distribution of dry cleaning solvents, chemicals and petroleum products (together with the acquisition of the shares of H & W, the “H & W Acquisition”). In addition to providing service to the greater Houston metropolitan area, H & W and Harkrider also service the Dallas/Fort Worth, Freeport, Longview, Lufkin, San Antonio and Waco markets.

H & W provides lubricants and fueling services to over 3,800 customers, with its primary emphasis on those companies requiring large volumes of specialty industrial oils, motor and gear lubricants and greases subject to rigid technical and performance specifications. Harkrider has distributed solvents and specialty petroleum products to dry cleaners and industrial customers in the Houston, Beaumont and San Antonio areas since 1946. Today, it is one of the largest dry cleaning solvents distributors in those Texas markets with over 800 customers. Together, H & W and Harkrider operate a combined fleet of 52 specialized lubricant, fuel and chemical delivery “bobtail” trucks; oil and lubricant flatbed and box trucks; tanker transports; and related support equipment, including approximately 200 storage tanks with over 1,200,000 gallons of capacity. The H & W and Harkrider operations currently employ approximately 75 personnel.

The purchase price of approximately $6.3 million, which was based on a multiple of 4.5 times a projected annualized EBITDA (earnings before interest, taxes, depreciation and amortization - a non-GAAP financial measure) of approximately $1.4 million, was adjusted to $5.964 million at closing by working capital and other closing adjustments. The purchase price was paid with a combination of cash, the assumption of specified liabilities and the issuance of two year 10% promissory notes totaling $2.463 million, which are subject to an earn out provision based on the performance of H & W and Harkrider after the Acquisition.

On September 1, 2005, in contemplation of the then pending H & W Acquisition , the Company issued $3.0 million in five-year 10% redeemable promissory notes (the “September 2005 Notes”) to a small group of institutions and other accredited lenders. Installment payments of six (6) equal semi-annual principal payments of ten percent (10%) of the principal amount of the September 2005 Notes will commence on August 31, 2007 and continue on February 28 and August 31 of each year thereafter, with the remaining balance of forty percent (40%), a $1.2 million balloon payment, due at maturity on August 31, 2010. The amounts due under the September 2005 Notes will become due and payable immediately upon the occurrence of customary events of default. The September 2005 Notes are redeemable by the Company, in whole or in part, by payment of a percentage of the principal amount of the note, together with accrued but unpaid interest, if any, as follows: September 1, 2005 - August 31, 2006, 102%; September 1, 2006 - August 31, 2007, 101%; and September 1, 2007 - August 31, 2010, 100%. A portion of the proceeds of the September 2005 Notes were used by the Company to fund the approximately $1.5 million of the H & W Acquisition purchase price that was paid in cash at closing. The balance of the proceeds will be used to develop the combined operations of H & W and Harkrider, including the integration of the lubricant distribution operations of Shank Services and H & W, and for other general working capital purposes. In connection with the issuance of the September 2005 Notes and related security agreement, the Company entered into an indenture with a third party trustee for the payment of the September 2005 Notes.

The September 2005 Notes are secured by a first priority security interest in the vehicles, equipment and other physical assets, other than inventory, of H & W. The H & W inventory is subject to the first priority security interest on the Company’s assets held by its primary lender.

In connection with the September 2005 Notes, the Company also issued 360,000 four-year warrants to purchase shares of common stock at $2.28 per share to the purchasers of the Notes and to the Company’s placement agent for the financing transaction.

ACQUISITION AND DIVERSIFICATION STRATEGY

Shank Services and the H & W Acquisition were the initial acquisition undertaken in our previously announced strategy to grow and diversify through acquisitions. During the quarters ended March 31 and June 30, 2005, we incurred incremental costs in connection with the development of the infrastructure to support this acquisition and diversity strategy. These incremental costs will continue over the next several quarters as we implement our infrastructure development as well as evaluate, negotiate and complete prospective acquisitions. We expect to incur additional costs to retain and expand our senior and line management team; undertake new sales and marketing initiatives; introduce new and expected new services and products; evaluate and optimize our specialized routing equipment to achieve more efficiencies in our fuel delivery system; and redesign our accounting and information technology systems to reduce operating costs and improve our ability to rapidly integrate acquisitions.

We anticipate that our interest costs will continue to increase as a result of additional borrowings required to finance our acquisition growth strategy and that as we execute this strategy, there may also be disruptions in our existing core business, causing possible higher costs, lower volumes and/or, lower margins. These types of disruptions, coupled with the infrastructure development costs needed to support our acquisition strategy, could lead to significant fluctuations in our results of operations in future reporting periods. During the next twelve months, we expect expenditures of $1.0 to $1.5 million to further develop the infrastructure for our multi-acquisition growth plan, not including the funds required to finance acquisitions and related interest expense and other costs likely to be incurred in obtaining those funds.

MARKETING AND CUSTOMERS

The SMF Group markets its commercial mobile and bulk fueling services and its lubricant sales and distribution services to customers operating all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. While large fleet operators offer immediate market penetration on a regional basis, small fleet operators are equally important customers since they provide geographic density which optimizes delivery efficiency and minimizes cost. Once engaged to provide commercial mobile fueling services, we are usually the exclusive service provider for the fueling of a customer’s entire fleet or of a particular location of vehicles and equipment in a market.

We focus our marketing efforts on fleet operators within established service areas. Fleet size and type, fuel requirements, fueling logistics and credit worthiness are factors in identifying potential new customers for our services. Direct marketing is our primary method of developing new business. Referrals from existing customers and our personnel are also important sources of potential business. In addition, we are actively developing new service markets. A minimum level of business commitments in both volumes and margins is required prior to our entry into a new market. The ability to provide service to an existing customer in a new market and the prior identification of local new customers meeting our operating criteria are important considerations in a decision to enter a market.

As of June 30, 2005, SMF Group distributed diesel, gasoline, alternative fuels and lubricants to approximately 1,200 customers. Revenue from one large customer, the United States Postal Service, totaled $11.4 million (8.4% of total revenue), $9.5 million (14% of total revenue) and $8.5 million (16% of total revenue) in the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Our current agreements with the United States Postal Service expires in August 2006. Although we have formal, length of service written contracts with certain larger customers, these types of agreements are not customary in the commercial mobile fueling business and we do not have them with the majority of our customers. Most customers can terminate our services at any time and for any reason, and we can similarly discontinue service to any customer. SMF Group will discontinue service to a customer if changes in service conditions or other factors cause us not to meet our minimum level of volumes and margins, and we are unable to re-negotiate a satisfactory arrangement with the customer.

COMPETITION

SMF Group competes with other distributors of fuels, lubricants and other petroleum products including several large regional distributors and numerous small independent local operators. We also compete with retail marketing where fleet operators have the option of fueling their own equipment at retail stations and other third-party service locations. In addition, our heavy and ultra-heavy haul transportation operations compete with other local, regional and national providers of these services. Our ability to compete effectively is dependent on numerous factors, including price, complexity and technical nature of the services required, delivery dependability, credit terms, service locations, as well as the type of reporting and invoicing services provided.

OPERATIONS

Truck Fleet and Equipment

SMF Group currently provides commercial mobile and bulk fueling; packaging, distribution and lubricants sales; integrated out-sourced fuel management; heavy and ultra heavy haul transportation logistics and emergency response services from 27 locations serving California, District of Columbia, Florida, Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Texas and Virginia.

Our fleet of 174 custom specialized commercial mobile fueling tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles deliver diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, as well as, emergency power generation systems; and distribute a wide variety of specialized petroleum products and lubricants to refineries, manufacturers and other heavy industry customers. Our custom commercial mobile fueling trucks have multi-compartmented tanks with fuel carrying capacities ranging from 2,800 to 4,500 gallons. Generally, each truck services between five and fifteen customer locations per night or day, on specified delivery routes, depending on customer size and fueling logistics. The fuel supply to be delivered is acquired daily at local third-party terminal storage facilities. Each truck is operated by a “fueler/operator” driver who also handles the actual fueling of the customers’ vehicles.

After the H & W Acquisition, we now own over 800 fuel and lubricant storage tanks with over 1,700,000 gallons of capacity. These tanks include bulk storage tanks located at our facilities and portable tanks used for the temporary storage and dispensing of fuels and lubricants at a customer’s job site. Our portable tanks are delivered to the customer by the Company’s fleet of specialized flatbed trucks. In addition, the Company provides bulk fueling and lubricant services to its customers who own their own storage facilities. The Company transports and delivers fuel and other petroleum products to these customers on a scheduled, or as needed, basis utilizing its fleet of customized tank wagons and transports.

Our fleet of 18 special duty tractor-trailer units provides specialized logistical heavy and ultra-heavy haul transportation services over short and long distances to customers requiring the movement of over-sized/over-weight loads of equipment and heavy manufactured products. These units consist of tractor and trailer combinations which can be reconfigured to meet the specific load and routing requirements.

Fuel Tracking and Reporting System

The Company’s patented proprietary fuel tracking and reporting management system is widely used in our commercial mobile fueling operations. We own all patents covering the system, the rights to which are registered with the United States Patent and Trademark Office. We believe our system to be the first and only one specifically designed to meet the demands and rigors of commercial mobile fueling, and the only one certified for accuracy by The National Conference on Weights and Measures. Data is derived from the Fuel Tracking Controller (“FTC”) Computer which is installed on each truck and is linked to the fueler/operator by a hand-held radio controlled scanning and transmitting device. The FTC Computer is programmed to control any variety of truck configurations, including single or multiple products and any number of pumps and hoses attached to the truck. The FTC fuel management system electronically records date, time, customer vehicle identification number, product type and volume of fuel delivered by SMF Group’s trucks into each customer vehicle. For security and tracking purposes, the FTC Computer will not permit fuel to be dispensed from our truck unless both the customer’s fleet yard and the individual vehicle or piece of equipment to be fueled are electronically verified by the FTC Computer registration. All fueling transactions are recorded on the truck’s FTC Computer, downloaded at our service locations and transmitted to our corporate headquarters where the data is assimilated into detailed service reports and invoices for the customer. This information can be delivered to the customer by a number of methods, including the internet, and data may also be delivered to the customer at his vehicle location at the time of fueling.

Because some service applications require both commercial mobile fueling and the use by the customer of his own on-site storage tanks, we have adapted the FTC Computer to track the use by the customer of its own fixed-site tanks. Upon installation of an FTC Computer, we service and manage fuel delivery to a customer’s on-site storage tank, providing reports detailing fuel dispensed from the tank into each of the customer’s vehicles, either alone or in combination with the customer’s mobile fueling use. The SMF Group also utilizes third party systems as required for certain of its operations and applications.

Fuel and Lubricant Supply

Diesel fuel and gasoline are commodities which are refined and distributed by numerous sources. SMF Group purchases the fuel delivered to its customers from multiple suppliers at daily market prices and in some cases qualifies for discounts. We monitor fuel prices and trends in each of our service markets on a daily basis and seek to purchase our supply at the lowest prices and under the most favorable terms. Commodity price risk is mitigated since we purchase and deliver fuel supplies daily and generally utilize cost-plus pricing when billing customers. We also deliver customer and third-party supplied fuel.

SMF Group purchases lubricants from branded and unbranded suppliers in bulk and in prepackaged containers. Lubricants are distributed and sold to our customers in bulk, prepackaged or repackaged by us to meet customer needs. The pricing of lubricants to our customers is on a cost plus basis. Lubricants inventory generally turns every 15 days and is not subject to significant market price volatility.

MANAGEMENT TEAM

In order to successfully implement its acquisition and corporate development strategy (see “ACQUISITION AND DEVELOPMENT STRATEGY”), SMF Group has significantly increased the depth and breadth of its management team in the last 18 months. The Company has augmented the existing core of Richard Gathright, Chief Executive Officer; Michael Shore, Chief Financial Officer; Paul Vinger, Senior Vice President of Fleet Operations and Corporate Planning; Gary Williams, Senior Vice President of Commercial Operations; Robert E. Creasman, Vice President of ESOH and Fleet Maintenance; and Tim Koshollek, Vice President of Marketing and Sales, with five new executives. Robert W. Beard was named Vice President, Corporate Development in July 2005, and is now responsible for product line strategy and development as well as vendor, investor and public relations. Sharon M. Glickman was named Vice President of Accounting, Controller and Chief Accounting Officer in August 2005. William R. Rominger, Jr. became the Company’s Vice President, Information Systems and Services and Chief Information in July 2005 and is responsible for upgrading the Company’s information management systems and technology, including active participation in the process of preparing the Company for compliance with the internal control systems and assessment requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the Company’s February 2005 acquisition of Shank Services, Stephen M. Skidmore, Vice President, Marketing and Sales, of SMF Services, Inc. d/b/a Shank Services, was added to the SMF Group management team. In connection with the October 1, 2005 H & W Acquisition, the President of H & W, E. Wayne Wetzel, also became the Company’s Senior Vice President, Lubricants.

The Company believes that, with these new executives, it has substantially improved its ability to manage and operate the Company. The Company believes that its expanded management team will help the Company to achieve its plan for future growth.

EMPLOYEES

At June 30, 2005, SMF Group had 250 full-time employees.

AVAILABLE INFORMATION

SMF Group maintains a website at www.mobilefueling.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with the Securities Exchange Commission pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available on the “Investor Relations” section of our website shortly after we electronically file the reports with the Commission. Also available on our website is our Code of Business Conduct. All of these documents are available in print without charge to our shareholders who request them. Information on our website is not incorporated into this report.

EFFECT OF GOVERNMENTAL REGULATION

SMF Group’s operations are affected by numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment and worker safety. Various federal, state and local agencies have broad powers under these laws, regulations and ordinances. In particular, the operation of our commercial mobile fueling fleet and its transportation of diesel fuel and gasoline are subject to extensive regulation by the U.S. Department of Transportation (“DOT”) under the Federal Motor Carrier Safety Act (“FMCSA”) and the Hazardous Materials Transportation Act (“HMTA”). We are subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, its services. In addition, we depend on the supply of diesel fuel and gasoline from the oil and gas industry and, therefore, we are affected by changing taxes, price controls and other laws and regulations generally relating to the oil and gas industry. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for acts of which we were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liability for remediation of spills and releases of hazardous substances. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.

Although we believe that we are in substantial compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. There could be an adverse affect upon our operations if there were any substantial violations of these rules and regulations. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to us.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The following important factors have affected, and may in the future continue to affect, our business results of operations and financial condition, and could cause operating results to differ materially from those expressed in any forward-looking statements made by or on behalf of us elsewhere in this report.

No Assurances of Future Profitability; Losses from Operations; Need for Capital. SMF Group incurred net losses for the fiscal years ended June 30, 2005, 2004 and 2003. In order to earn profits in the future, we need to increase volumes at profitable margins, control costs and generate sufficient cash flow to support working capital and debt service requirements. There is no assurance that our management will be able to accomplish our business plan or continue to raise capital at terms which are acceptable to us in order to support working capital requirements or debt service shortfalls during any business downturns. At June 30, 2005, our working capital was $5.9 million compared to $2.5 million on June 30, 2004. The $3.4 million increase principally relates to an increase in net margin per gallon of 2.2 cents per gallon and the increase in gallons sold of 11.8 million for the year ended June 30, 2005 compared to the year ended June 30, 2004. There can be no assurance that this trend will continue in the future. In the event of adverse market conditions, negative customer reactions to new or existing marketing strategies, or depressed economic conditions generally, margins may not improve further or even diminish.

Trading Market for SMF Group’s Common Stock. During the year ended June 30, 2005, our common stock frequently traded in large daily volumes and at wide price variances which could make it difficult for shareholders to sell shares at a predictable price or at specific times. In addition, there may be volatility in the market price of the common stock due to factors beyond our control. Quarterly operating results, changes in general conditions in the economy, the financial markets or other developments affecting us could cause the market price of our common stock to fluctuate.

Growth Dependent Upon Future Expansion; Risks Associated With Expansion into New Markets. We intend to continue to expand through the acquisition of existing companies or their operations and customer bases. Our growth will also depend upon the ability to achieve greater penetration in existing markets and to successfully enter new markets in both additional major and secondary metropolitan areas. Expansion will largely be dependent on our ability to demonstrate the benefits of our services and products to potential new customers; successfully establish and operate new locations; hire, train and retain qualified management, operating, marketing and sales personnel; finance capital expenditures and working capital requirements; secure reliable sources of product supply on a timely basis and on commercially acceptable credit terms; and successfully manage growth by effectively supervising operations, controlling costs and maintaining appropriate quality controls. There can be no assurance that we will be able to successfully expand our operations into new markets.

Acquisition Availability; Integrating Acquisitions. SMF Group’s future growth strategy involves the acquisition of wholesale fuel or petroleum lubricants marketers and distributors; wholesale fuel and other commercial mobile fueling companies; and transportation logistics services businesses in existing and new markets. There can be no assurance that we will be able to identify or make suitable acquisitions on acceptable terms or that any future acquisitions will be effectively and profitably integrated into our operations. Acquisitions involve risks that could adversely affect our operating results, including management commitment; integration of the operations and personnel of the acquired business; future write downs of acquired intangible assets; and the failure to retain key personnel of the acquired business.

In February 2005, SMF Group acquired substantially all of the assets and business operations of Shank Services, a Houston, Texas based provider of commercial fuel, petroleum lubricants distribution and sales, and heavy and ultra-heavy haul transportation services. On October 1, 2005, SMF Group acquired the stock of H & W, a Houston based distributor of lubricants, fuels, other petroleum products and chemicals. There can be no assurance that we will be able to fully integrate these operations with our pre-existing operations or that we will be in a position to make additional acquisitions or obtain acceptable financing for such acquisitions in the future.

Dependence on Key Personnel. The future success of SMF Group will be largely dependent on the continued services and efforts of Richard E. Gathright, our President and Chief Executive Officer, and on other key executive personnel. The loss of the services of Mr. Gathright or other executive personnel could have a material adverse effect on our business and prospects. Our success and plans for future growth will also depend on our ability to attract and retain additional qualified management, operating, marketing, sales and financial personnel. There can be no assurance that we will be able to hire or retain such personnel on terms satisfactory to us. Mr. Gathright and the Company have recently extended his existing employment agreement so that it now expires February 28, 2006. We have also entered into written employment agreements with certain other key executive personnel.

Fuel Pricing and Supply Availability; Effect on Profitability. Diesel fuel and gasoline are commodities which are refined and distributed by numerous sources. SMF Group purchases the fuel delivered to our customers from multiple suppliers at daily market prices and in some cases qualifies for certain discounts. We monitor fuel prices and trends in each of our service markets on a daily basis and seek to purchase our supply at the lowest prices and under the most favorable terms. Commodity price risk is mitigated since we purchase and deliver our fuel supply daily and generally utilize cost-plus pricing when billing our customers. If we cannot continue to utilize cost-plus pricing when billing our customers, margins would likely decrease and a loss could be incurred.  We have not engaged in derivatives or futures trading to hedge fuel price movements. In addition, diesel fuel and gasoline may be subject to supply interruption due to a number of factors, including natural disasters, refinery and/or pipeline outages and labor disruptions. The reduction of available supplies could impact our ability to provide commercial mobile and bulk fueling, and emergency response services and impact profitability.

Risks Associated with Customer Concentration; Absence of Written Agreements. Although SMF Group provides services to a substantial number of customers, a significant portion of our revenues are generated from a few of our larger customers. While we have formal, length of service written contracts with some larger customers, these types of agreements are not customary and we do not have them with the majority of our customers. As a result, most of our customers can terminate our services at any time and for any reason, and we can similarly discontinue service to any customer. SMF Group may discontinue service to a customer if changes in the service conditions or other factors cause us not to meet our minimum level of margins and rates, and the pricing or delivery arrangements cannot be re-negotiated. As a result of this customer concentration and absence of written agreements, our business, results of operations and financial condition could be materially adversely affected if one or more of our large customers were lost or if we were to experience a high rate of service terminations.

Management of Growth; Accounting and Information Technology Systems Implementation. SMF Group’s future growth strategy is dependent on effective operational, financial and other internal systems, and the ability to attract, train, motivate, manage and retain our employees. If we are unable to manage growth effectively, results of operations will be adversely affected. In particular, the results of operations will be influenced by the redesign and implementation of our accounting and information technology systems to reduce operating costs and improve our ability to effectively manage our business and integrate acquisitions. There can be no assurance that such redesign and implementation will be completed as planned, or that it will have the intended results.

Competition. SMF Group competes with other service providers, including several large regional, and numerous small, local independent operators who provide services similar to those which we offer to our customers. We also compete with retail marketing where fleet operators have the option of fueling their own equipment at retail stations and other third-party service locations such as cardlock facilities. Our ability to compete is dependent on numerous factors, including price, complexity and technical nature of the services required, delivery dependability, credit terms, service locations, as well as the type of reporting and invoicing services provided. There can be no assurance that we will be able to continue to compete successfully as a result of these or other factors.

Operating Risks May Not Be Covered by Insurance. SMF Group’s operations are subject to the operating hazards and risks normally incidental to handling, storing and transporting diesel fuel and gasoline, which are classified as hazardous materials. We maintain insurance policies in amounts and with coverages and deductibles we believe are reasonable and prudent. However, there can be no assurance that our insurance will be adequate to protect us from liabilities and expenses that may arise from claims for personal and property damage arising in the ordinary course of business, that we will be able to maintain acceptable levels of insurance or that insurance will be available at economical prices.

Governmental Regulation. See the discussion of governmental regulations and their impact on the Company in the “Governmental Regulation” section above.

Changes in Environmental Requirements. SMF Group expects to generate future business by converting certain fleet operators, currently utilizing underground fuel storage tanks for their fueling needs, to commercial mobile fueling. The owners of underground storage tanks have been required to remove or retrofit those tanks to comply with technical regulatory requirements pertaining to their construction and operation. If other more economical means of compliance are developed or adopted by owners of underground storage tanks, the opportunity to market our services to these owners may be adversely affected.

Item 2.	Description of Property

The following table sets forth certain information concerning significant property and facilities we own or lease for use in our operations as of June 30, 2005:

Description	Location	Lease Expiration With All Options
Truck yard and office	Gardena, California	7/15/07
Corporate office	Ft. Lauderdale, Florida	2/28/06
Corporate office	Ft. Lauderdale, Florida	5/31/11
Truck yard and office	Port Everglades, Florida	2/28/06
Truck yard and office	Orlando, Florida	11/30/09
Truck yard and office	Tampa, Florida	Owned
Truck yard and office	Doraville, Georgia	1/1/08
Truck yard and office	Houston, Texas	10/31/05
Truck yard and office	Ft. Worth, Texas	12/31/05

Item 3.	Legal Proceedings

The National Relations Board previously filed an application with the United States Court of Appeals for enforcement of its October 31, 2003 order requiring the Company to bargain with the International Brotherhood of Teamsters, Local 385, AFL-CIO as the exclusive bargaining representative of the 14 full-time and regular part-time truck drivers employed by the Company at its Orlando, Florida facility, and alleging unfair labor practices in connection with that refusal to bargain [NLRB v. Streicher Mobile Fueling, Inc., No. 03-16340-AA, U.S. Court of Appeals (11th Cir.)] On April 18, 2005, the Court of Appeals upheld the decision of the Board. Since that time, the Company had some preliminary discussions with representatives of the union but, to date, the union has not initiated negotiations for a labor agreement at the Orlando facility and may not do so in the foreseeable future.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 2005.

PART II

Item 5.	Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Streicher Mobile Fueling, Inc. common stock, par value $.01 (“common stock”) and Redeemable Common Stock Purchase Warrants (“warrants”) have traded in the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) Small-Cap Market under the symbols “FUEL” and “FUELW”, respectively, since December 11, 1996, the date of the Company’s initial public offering. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock and warrants, as reported by NASDAQ.

	Common Stock		Warrants
	High	Low	High	Low

Year Ended June 30, 2005
1st quarter	$1.83	$1.01	$0.18	$0.01
2nd quarter	$2.86	$1.08	$0.25	$0.01
3rd quarter	$4.06	$1.50	$0.55	$0.01
4th quarter	$3.36	$1.35	$0.34	$0.01

Year Ended June 30, 2004
1st quarter	$1.36	$0.80	$0.19	$0.08
2nd quarter	$1.55	$1.01	$0.29	$0.03
3rd quarter	$3.30	$1.03	$0.35	$0.15
4th quarter	$2.40	$1.20	$0.26	$0.01

Year Ended June 30, 2003
1st quarter	$1.33	$0.80	$0.08	$0.06
2nd quarter	$1.40	$0.72	$0.13	$0.01
3rd quarter	$1.09	$0.73	$0.11	$0.02
4th quarter	$1.07	$0.62	$0.27	$0.04

On June 30, 2005, the closing bid price of the common stock was $2.17 per share and the closing bid price of the warrants was $0.25 per warrant. As of September 23, 2005, there were approximately 63 holders of record of our common stock and over 1,000 beneficial owners of our common stock.

We have never declared or paid any dividends on our common stock. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend upon our earnings, our capital requirements and financial condition and other relevant factors. The Board of Directors does not intend to declare dividends in the foreseeable future and intends to retain any future earnings for use in our business operations.

Item 6.	Selected Financial Data

The following selected financial data of SMF Group and our consolidated subsidiaries are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial table below is for each of the fiscal years ended June 30, 2005, 2004, 2003 and 2002, the transition period ended June 30, 2001, and the fiscal year ended January 31, 2001. Except for the unaudited financial and statistical information section, and the unaudited selected financial data for the fiscal year ended June 30, 2001 which is presented for 12-month comparison information only, the selected financial data is derived from our audited Consolidated Financial Statements for the fiscal years ended June 30, 2005, 2004, 2003 and 2002, the transition period ended June 30, 2001, and the fiscal year ended January 31, 2001.

(in thousands, except net margin per gallon and per share data)
	Fiscal Years Ended June 30,					Five-month Transition Period Ended June 30,	Fiscal Year Ended January 31,
	2005	2004 (5)	2003	2002	2001	2001	2001
Selected Income Statement Data:					(unaudited)
Total revenue	135,166	89,997	72,194	60,849	79,486	29,510	86,457
Gross profit	6,588	4,298	4,023	4,591	2,520	740	3,093
Operating income (loss)	443	661	(693)	209	(1,273)	(1,386)	241
Beneficial conversion of debt to equity interest expense	–	–	–	(241)	–	–	–
Net loss	(1,460)	(698)	(1,581)	(1,162)	(2,774)	(1,951)	(1,335)

Share Data:
Basic net loss per share	(0.19)	(0.10)	(0.22)	(0.20)	(0.84)	(0.47)	(0.49)
Diluted net loss per share	(0.19)	(0.10)	(0.22)	(0.20)	(0.84)	(0.47)	(0.49)
Basic weighted average common shares outstanding (‘000)	7,857	7,261	7,221	5,698	3,315	4,194	2,717
Diluted weighted average common shares outstanding (‘000)	7,857	7,261	7,221	5,698	3,315	4,194	2,717

Selected Balance Sheet Data:
Cash and cash equivalents	4,108	2,708	211	815	6	6	447
Accounts receivable, net	14,129	8,280	6,113	6,382	8,669	8,669	9,638
Bank line of credit payable	4,801	4,919	4,410	4,680	6,905	6,905	7,286
Long-term debt (including current portion)	11,141	5,558	4,478	5,152	8,182	8,182	8,173
Shareholders’ equity	6,838	5,348	4,111	5,676	3,332	3,332	5,218
Total Assets	30,125	20,018	16,011	18,560	22,194	22,194	24,645

EBITDA (1)	2,278	1,983	737	1,712	223	(748)	1,659
Working Capital (deficit) (4)	5,861	2,472	(2,430)	(1,576)	(3,093)	(3,093)	(1,891)
Net Margin (2)	8,055	5,428	5,426	6,049	3,946	1,354	4,442
Net Margin per gallon (in dollars) (3)	0.121	0.099	0.115	0.122	0.073	0.062	0.077
Total Gallons (000’s)	66,427	54,594	47,294	49,500	54,102	21,800	57,600

Non-GAAP Measure Reconciliation EBITDA Calculation:
Net loss	(1,460)	(698)	(1,581)	(1,162)	(2,774)	(1,951)	(1,335)
Add back:
Interest expense, net of interest income	1,903	1,361	915	1,175	1,571	590	1,645
Beneficial conversion of debt to equity interest expense	–	–	–	241	–	–	–
Depreciation and amortization expense	1,835	1,320	1,403	1,458	1,426	613	1,349
EBITDA	2,278	1,983	737	1,712	223	(748)	1,659

(1)	EBITDA = Earnings before interest, taxes, depreciation and amortization.
(2)	Net Margin = Gross profit plus cost of sales depreciation
(3)	Net margin per gallon = Net Margin / Total Gallons
(4)	Working Capital (deficit)= current assets - current liabilities
(5)	Operating income, net income and EBITDA for fiscal year ended June 30, 2004, includes a $757,000 gain on extinguishment of debt

Unaudited Quarterly Selected Financial Data for Fiscal Year Ended June 30, 2005 and 2004

(in thousands, except net margin per gallon and per share data)
	June 30, 2005					June 30, 2004
Selected Income Statement Data:	Q1	Q2	Q3	Q4	YTD 2005	Q1 (5)	Q2	Q3	Q4	YTD 2004
Total revenue	28,909	29,647	33,083	43,527	135,166	19,417	21,136	22,906	26,539	89,997
Gross profit	1,800	1,444	1,042	2,302	6,588	822	1,074	976	1,426	4,298
Operating income (loss)	677	212	(830)	384	443	487	(20)	(120)	314	661
Net income (loss)	295	(181)	(1,349)	(225)	(1,460)	206	(382)	(465)	(57)	(698)

Per Share Data:
Basic net income (loss) per share	0.04	(0.02)	(0.17)	(0.03)	(0.19)	0.03	(0.05)	(0.06)	(0.01)	(0.10)
Diluted net income (loss) per share	0.04	(0.02)	(0.17)	(0.03)	(0.19)	0.03	(0.05)	(0.06)	(0.01)	(0.10)
Basic weighted average common shares outstanding (‘000)	7,332	7,436	7,813	8,859	7,857	7,248	7,248	7,248	7,301	7,261
Diluted weighted average common shares outstanding (‘000)	7,870	7,436	7,813	8,859	7,857	7,505	7,248	7,248	7,301	7,261

Selected Balance Sheets Data:
Cash and cash equivalents	3,213	4,463	3,759	4,108	4,108	2,086	2,037	2,454	2,708	2,708
Accounts receivable, net	10,654	8,290	12,705	14,129	14,129	6,119	6,997	7,657	8,280	8,280
Bank line of credit payable	6,278	5,316	3,707	4,801	4,801	3,541	4,412	4,855	4,919	4,919
Long-term debt (including current portion)	5,639	5,726	11,057	11,141	11,141	5,344	5,424	5,481	5,558	5,558
Shareholders’ equity	5,738	5,620	6,887	6,838	6,838	6,200	5,815	5,336	5,348	5,348
Total Assets	22,459	21,537	28,278	30,125	30,125	17,932	18,796	19,725	20,018	20,018

Financial and Statistical Information:
EBITDA (1)	992	522	(2)	766	2,278	824	313	211	635	1,983
Working Capital (Deficit) (4)	2,563	2,792	5,830	5,861	5,861	2,155	2,157	2,053	2,472	2,472
Net Margin (2)	2,071	1,706	1,653	2,625	8,055	1,107	1,359	1,259	1,703	5,428
Net Margin per gallon (in dollars) (3)	0.137	0.115	0.101	0.131	0.121	0.083	0.099	0.095	0.119	0.099
Total Gallons (000’s)	15,153	14,795	16,402	20,077	66,427	13,273	13,746	13,314	14,261	54,594

Non-GAAP Measure Reconciliation EBITDA Calculation:
Net income/(loss)	295	(181)	(1,349)	(225)	(1,460)	206	(382)	(465)	(57)	(698)
Add back:
Interest expense, net of interest income	382	393	519	609	1,903	284	362	345	370	1,361
Depreciation and amortization:
Cost of sales	271	262	611	323	1,467	285	285	283	277	1,130
Sales, general, and administrative	44	48	217	59	368	49	48	48	45	190
EBITDA	992	522	(2)	766	2,278	824	313	211	635	1,983

(1)	EBITDA = Earnings before interest, taxes, depreciation and amortization.
(2)	Net Margin = Gross profit plus cost of sales depreciation
(3)	Net margin per gallon = Net Margin / Total Gallons
(4)	Working Capital (deficit)= current assets - current liabilities
(5)	June 30, 2004, first quarter operating income, net income and EBITDA includes a $757,000 gain on extinguishment of debt

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with SMF Group’s audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

FORWARD LOOKING STATEMENTS

This report on Form 10-K, including but not limited to this Item 7 and the footnotes to the financial statements found in Section F, contains “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words “believes,”“expects,”“anticipates,” or similar expressions are generally considered to be forward-looking statements.

The forward-looking statements include, but are not limited, to the following:

•
Our beliefs regarding our position in the commercial mobile fueling; bulk fueling; lubricant packaging, distribution and sales; integrated out-sourced fuel management services; and transportation logistics markets

•	Our strategies, plan, objectives and expectations concerning our future operations, cash flow, margins, revenue, profitability, liquidity and capital resources

•	Our efforts to improve operational, financial and management controls and reporting systems and procedures

•	Our plans to expand and diversify our business through acquisitions of existing companies or their operations and customer bases

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We caution readers of this report that certain important factors may have affected, and could in the future affect, its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors discussed elsewhere in this report and in Item 1 under the caption “Certain Risk Factors Affecting Future Operating Results,” could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	future net losses

•	adverse consequences relating to our outstanding debt

•
ability to pay interest and principal on our bank line of credit; the $6.925 million of August 2003 Notes; the $6.1 million of January 2005 Notes; and the $3.0 million of September 2005 Notes and to pay our accounts payable and other liabilities when due

•	ability to comply with financial covenants contained in our credit agreements

•	ability to obtain, if necessary, waivers of covenant violations of our debt agreements

•	significant provisions for bad debt reserves on our accounts receivable

•
declines in demand for our services and the margins generated resulting from adverse market conditions; negative customer reactions to new or existing marketing strategies; or depressed economic conditions generally

•	ability to acquire sufficient trade credit from fuel and lubricants suppliers and other vendors

•	ability to maintain competitive pricing for our services at acceptable margins

•
ability to integrate Shank Services’ and H & W’s operations into our existing operations and to enhance the profitability of the integrated businesses through joint operating efficiencies and improved management

•	ability to execute our acquisition and diversification strategy and obtain sufficient capital to acquire additional businesses and support the infrastructure requirements of a larger combined company

•	competition from other providers of similar services

OVERVIEW

Historically, SMF Group has generated substantially all of its revenues from commercial mobile and bulk fueling and integrated out-sourced fuel management services. As a result of the acquisitions of Shank Services and H & W, including the assets of Harkrider, we now generate revenues from the packaging, distribution and sales of lubricants, other petroleum products and chemicals and transportation logistic services in addition to a substantially greater volume of commercial mobile and bulk fueling and fuel management services. Revenues are comprised primarily of delivery service charges; the related sale of diesel fuel, gasoline and lubricants products; and charges for heavy haul and ultra-heavy haul transportation logistics services. Cost of sales is comprised primarily of the cost of fuel and lubricants and direct operating expenses. Included in both revenues and cost of sales are federal and state fuel taxes, which are collected by us from customers, when required, and then remitted to the appropriate taxing authorities.

We generally provide our commercial mobile fueling and other services at a competitive rate for those services plus the cost of products and procurement based on market prices of fuels and lubricants. As a result, revenue levels for much of the SMF Group are largely dependent on the upward or downward movement of petroleum product prices in each market and are not as significantly influenced by the revenues derived from the service component of our fuel and lubricant based business. Although dramatic fuel price volatility can affect customers’ demand for fuel and increase the fuel costs of operating our fleet of trucks and equipment, our gross profit on sales is generally not directly affected by fuel price fluctuations since we pass on fuel price changes to our customers and charge for our services on a per gallon basis based on a targeted rate per hour. While there may be a perceived correlation between customer resistance to payment of higher service charges, or margin, to us when fuel prices rise sharply, as they have recently, we believe that we are marketing labor savings, fuel theft reduction and other services which reduce or limit the overall cost of our customers’ fuel supply. We also believe that higher fuel prices should not have a long-term effect on our margins. During the fiscal year ended June 30, 2005, market prices for fuel were significantly higher than the two prior fiscal years. Delivered volumes in the current twelve-month period increased primarily due to the addition of new accounts, market expansion and the acquisition of Shank Services. The increase in revenues, while significantly greater, is not as meaningful as the increase in volume because we pass through price increases to our customers.

We believe that significant opportunities exist to expand our services business, including: commercial mobile and bulk fueling; integrated out-sourced fuel management; the packaging, distribution and sale of lubricants; emergency response services; and transportation logistics. The growth of our petroleum related services would result in increased volumes of fuel and lubricants sold and delivered. Our marketing and sales function is responsible for growing our business. This growth is dependent upon a number of business and economic factors, including the success of our sales and marketing and other business strategies; availability of sufficient acceptable margin business in new and existing markets; retention of qualified personnel to provide the level of service required by customers; generation of acceptable cash flow from operating activities; sufficiency of debt or equity capital to meet our financing requirements; and changes in market conditions in the related transportation or petroleum industries, some of which factors are beyond our control.

	(All amounts in thousands of dollars, except share and volume data)

	3 Months Ended (Unaudited)				12 Months Ended
			Increase	Increase			Increase	Increase
	6/30/2005	6/30/2004	(Decrease)	(Decrease)	6/30/2005	6/30/2004	(Decrease)	(Decrease)

Total revenues	43,527	26,539	16,988	64%	135,166	89,997	45,169	50%
Gross profit	2,302	1,426	876	61%	6,588	4,298	2,290	53%
Operating income[1]	384	314	70	22%	443	661	(218)	(33)%
Net loss [1]	(225)	(57)	(168)	(295)%	(1,460)	(698)	(762)	(109)%
EBITDA 1, [2]	766	635	131	21%	2,278	1,983	295	15%

Basic and diluted net loss per share	(0.03)	(0.01)	(0.02)	(200)%	(0.19)	(0.10)	(0.09)	(90)%
Weighted avg shares outstanding	8,859,375	7,300,548	1,558,827	21%	7,857,434	7,261,372	596,062	8%

Depreciation and amortization [3]	382	322	60	19%	1,835	1,320	515	39%

Total assets	30,125	20,018	10,107	50%	30,125	20,018	10,107	50%

Shareholders’ equity	6,838	5,348	1,490	28%	6,838	5,348	1,490	28%

Volume (gallons in thousands)	20,077	14,261	5,816	41%	66,427	54,594	11,833	22%
Avg net margin per gallon (in cents)[4]	13.1	11.9	1.2	10%	12.1	9.9	2.2	22%

1 Includes $757,000 gain on extinguishment of debt during the first quarter ended September 30, 2003
2 EBITDA is defined as earnings before interest, taxes, depreciation and amortization and is a non-GAAP measure
3 Depreciation and amortization included in cost of sales was $323,000, $277,000, $1,467,000 and $1,130,000 for the respective periods noted
4 Net margin per gallon equals Gross profit plus cost of sales depreciation and amortization divided by number of gallons

Non-GAAP Measure Reconciliation - EBITDA Reconciliation Table:

	3 Months Ended				12 Months Ended
	6/30/2005	6/30/2004	Increase (Decrease)	Increase (Decrease)	6/30/2005	6/30/2004	Increase (Decrease)	Increase (Decrease)

Net loss	(225)	(57)	(168)	(295)%	(1,460)	(698)	(762)	(109)%
Add back:
Interest, net	609	370	239	65%	1,903	1,361	542	40%
Depreciation and amortization:
Cost of sales	323	277	46	17%	1,467	1,130	337	30%
Sales, general, and administrative	59	45	14	31%	368	190	178	94%
EBITDA	766	635	131	21%	2,278	1,983	295	15%

The $45.2 million, or 50.2%, increase in revenues in the year ended June 30, 2005 compared to the year ended June 30, 2004 was primarily due to higher fuel prices per gallon and higher volume of gallons delivered as well as to our acquisition of Shank Services in February 2005 which contributed to $20.6 million of the increase. The increase in gross profit of $2.3 million, or 53.3%, was primarily due to higher margins generated from services provided and an increase in gallons sold as well as the acquisition of Shank Services, which accounted for $0.8 million of the increase. These increases were slightly offset by an acceleration of depreciation of $0.3 million due to the write-down of 12 units of excess equipment abandoned after the reevaluation of the fleet routing schedules following the Shank Services acquisition. The $1.460 million net loss for the year ended June 30, 2005 was $0.76 million higher than the $0.7 million net loss for the year ended June 30, 2004. Included in the prior year net loss was a gain of $0.757 million on the extinguishment of equipment debt in connection with our August 2003 financing.

During the fiscal year ending June 30, 2005, we added approximately 11.8 million gallons of net new commercial mobile and bulk fueling business, representing an increase of 21.7% over the fiscal year ending June 30, 2004, of which Shank Services contributed 9.0 million gallons, or 16.5%. Our net margin per gallon increased by 2.2 cents, from 9.9 cents in fiscal year 2004 to 12.1 cents in fiscal year 2005. This higher annual net margin per gallon primarily resulted from 2.8 million incremental gallons delivered, excluding the additional Shank Services gallons.

In the fourth quarter ending June 30, 2005, net margin per gallon of services and products sold improved to 13.1 cents per gallon, representing an 8.3% increase over the fiscal year ending 2005 annual average net margin per gallon of 12.1 cents. This fourth quarter increase was due primarily to the effect on the annual average net margin of the third quarter write-down amounting to approximately $0.3 million or 1.8 cents per gallon for equipment abandoned after the reevaluation of fleet routing schedules following the Shank Services acquisition in February 2005. Although this recent trend in net margin per gallon increase is positive, there is no assurance that net margin improvement will continue in the future and margins may even decrease.

Earnings before interest, taxes, depreciation and amortization, “EBITDA”, a non-GAAP measure, improved $0.3 million and $0.1 million respectively, in both the comparable fiscal years and fourth quarters ending June 30, 2005 and 2004. The current fiscal year increase related primarily to the higher net margin per gallon of 2.2 cents as well as depreciation and interest expense comprising a larger proportion of the net loss. In addition, fiscal year 2004 EBITDA included the $0.757 million gain on extinguishment of equipment debt. The current fourth quarter increase was attributable to a higher net margin per gallon of 1.2 cents.

EBITDA is determined before providing for debt service payments and capital expenditures. EBITDA, while a non-GAAP measure, is a key indicator used by management and the financial community to gauge financial performance of the actual operations of a business without considering the impact of non-cash charges for equipment aging, debt financing expenses and income taxes. EBITDA isolates actual financial performance of operations independent of the utilization of capital resources, level of debt financing and the tax position of the business owning those operations.

We believe that pricing for commercial mobile fueling and fuel management services will continue to increase as below cost pricing by competitors for these services declines and existing and new customers recognize that the services represent a net cost savings when compared to other refueling alternatives.

CAPITAL RESOURCES AND LIQUIDITY

General

At June 30, 2005 and 2004, SMF Group had total cash and cash availability on its bank line of credit of $9.3 million and $3.8 million, respectively. The $5.5 million increase in our cash and cash availability was due to an increase in net cash and cash equivalents of $1.4 million and a $4.1 million increase in the bank line of credit availability.

In January 2005, SMF Group raised $6.1 million from the issuance of five-year 10% promissory notes (the “January 2005 Notes”) and 1,006,500 four-year warrants to purchase our common stock at $1.60 per share (the “January 2005 Warrants”). The funding provided by the January 2005 Notes was used for the Shank Services acquisition and for other general corporate purposes. The January 2005 Notes are secured by a first priority security interest in the Shank Services assets.

In August 2003, SMF Group raised $6.925 million from the issuance of five-year 10% promissory notes (the “August 2003 Notes”) and 2,008,250 five-year warrants to purchase our common stock at $1.00 per share (the “August 2003 Warrants”). The August 2003 Notes are collateralized by a first priority security interest in our specialized fueling truck fleet and related equipment and by the patents on our proprietary fuel management system. The liquidity impact of this financing transaction was the repayment of all outstanding equipment and subordinated debt; the generation of $2.8 million of additional working capital for business expansion; and a $2.8 million improvement in cash flow resulting from a moratorium of principal payments during the first two years of the five-year term of the August 2003 Notes.

The August 2003 and January 2005 financings significantly strengthened our financial position, enabling us to achieve a stronger balance sheet as well as to improve cash flow as a result of the two-year moratorium on principal payments under both the August 2003 Notes and January 2005 Notes. We believe that this has enhanced our business credibility with present and prospective customers, fuel suppliers, trade creditors, other lenders and the investment community, and our ability to compete more effectively.

During the year ended June 30, 2004, SMF Group recorded a pre-tax gain of $0.757 million from the prepayment of the outstanding balance owed to our former principal equipment lender. In addition, we recorded an increase in shareholders’ equity of $1.87 million for the value of the 2,008,250 warrants issued in connection with our August 2003 financing. Also, during the year ended June 30, 2004, 112,500 of these warrants were exercised resulting in $0.1 million increase in both cash and stockholders’ equity. During the year ended June 30, 2005, 1,565,684 of the detachable common stock warrants issued in connection with the August 2003 Notes and other previously issued and repaid notes were exercised at prices ranging from $0.86 to $1.00 for approximately $1.6 million in cash proceeds. Further, during the year ended June 30, 2005, 69,800 employee stock options were exercised, resulting in approximately $0.1 million in both cash proceeds and additional stockholders’ equity. Also, during the year ended June 30, 2005, SMF Group issued 1,006,500 four-year warrants to purchase shares of common stock at $1.60 per share to the purchasers of the January 2005 Notes, recording an increase to stockholders’ equity of approximately $1.3 million.

Our debt agreements have covenants establishing certain financial requirements and operating restrictions. Failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in the debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements, which would have a material adverse effect on our liquidity and capital resources.

Our business requires us to use substantial working capital for fuel, labor and equipment costs prior to receiving payments from customers. The fuel we purchase for resale to customers generally must be paid for within 10 to 15 days of purchase, with labor costs and taxes paid bi-weekly and equipment related costs generally paid within 30 days. We invoice customers both daily and weekly and generally collect on our accounts within 30 to 45 days. Days of sales outstanding at June 30, 2005 and 2004 were 30 days and 28 days, respectively.

Net cash provided by operating activities was $1.3 million for fiscal year ending June 30, 2005, an increase of $2.0 million over the prior year. Net cash used in operating activities was $0.7 million for fiscal year end June 30, 2004 and net cash provided by operating activities was $0.4 million for fiscal year ending June 30, 2003. The increase in cash provided by operations in the current fiscal year resulted primarily from the net effect of an increase in accounts payable, accrued liabilities and inventory and the non-cash expense components of depreciation and amortization representing a larger component of net loss, offset by the gain on extinguishment of debt recorded in the prior year. Depreciation of fixed assets and amortization of debt related costs and discounts totaled $2.5 million and $1.8 million for the fiscal year ended June 30, 2005 and 2004, respectively. EBITDA (a non-GAAP measure) was $2.3 million and $2.0 million for the fiscal year ended June 30, 2005 and 2004, respectively.

During the fiscal year ended June 30, 2005, SMF Group’s material financial commitments, other than fuel purchases, payroll and general expenses, primarily related to maintaining its bank line of credit and servicing the August 2003 and January 2005 Notes. We are required to make semi-annual interest payments at a rate of 10% per annum on our August 2003 Notes which began December 31, 2003 and beginning August 28, 2005, we are required to make six $692,500 semi-annual principal payments, with a balloon payment of $2,770,000 due August 28, 2008. On August 28, 2005, we made our first principal payment of $692,500. We are required to make semi-annual interest payments at a rate of 10% per annum on the January 2005 Notes beginning July 24, 2005; and beginning January 24, 2007; we will be required to make six $610,000 semi-annual principal payments, with a balloon payment of $2,440,000 due January 24, 2010.

In September 2005, we closed a $3.0 million private debt placement with institutional and other accredited investors to fund the H & W Acquisition, develop our operations, including the integration of the lubricants distribution operations of Shank Services and H & W, and for other general working capital purposes. We issued $3.0 million in 10% five-year Senior Secured Notes (the “September 2005 Notes”) that require six semi-annual payments commencing on August 31, 2007 and a 40% balloon payment on August 31, 2010. In connection with the September 2005 Notes, we issued 360,000 four year warrants to purchase shares of common stock at $2.28 per share to the purchasers of Notes and to the Company’s placement agent.

Our liquidity and ability to meet our financial obligations is dependent on, among other things, the generation of cash flow from operating activities; obtaining or maintaining sufficient trade credit from vendors; complying with debt covenants; and/or raising any required additional capital through the issuance of debt or equity securities or additional borrowings.

We believe the additional liquidity derived from the January 2005 Notes and the August 2003 Notes and the two-year principal payment moratorium on the January 2005 Notes and September 2005 Notes will satisfy our anticipated liquidity requirements for the foreseeable future, although we may seek additional sources of financing if a cash flow deficiency were to arise in the future. There is no assurance that additional financing would be available to us on acceptable terms, or at all. If we do not comply with the covenants in our debt agreements, or if adequate funds are not available to finance operations or to pay debt service obligations as they become due, we may be required to significantly alter our operations.

At June 30, 2005, we had cash and cash equivalents of $4.1 million as compared to $2.7 million at June 30, 2004. We also had $5.2 million available on our bank line of credit as of June 30, 2005.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2005.

PAYMENTS DUE BY PERIOD (in 000’s)
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt	$13,025	$1,385	$4,600	$7,040	$--
Operating leases for real estate and equipment	2,435	728	992	639	76
Employment Agreement	337	226	111	--	--
Bank line of credit	4,801	4,801	--	--	--
Total	$20,598	$7,140	$5,703	$7,679	$76

The contractual obligations and commitments should be read in conjunction with the notes to our consolidated financial statements. To highlight the table above:

•	Long-term debt principal payments are described above. Anticipated interest payments associated with long-term debt obligations are not included in the table above.

•
The payment obligations shown in the table for real estate and equipment operating leases are lower in future years due to the short-term nature of the current contracted operating leases. The largest operating lease payment is for the new corporate office located in Fort Lauderdale, Florida, which has a lease term of 42 months and begins in November 2005.

•
We have a $10,000,000 bank line of credit security agreement until September 25, 2006 with a financial institution that is collateralized by accounts receivable. The line of credit balance fluctuates daily and can differ significantly from the June 30, 2005 balance shown above. The line of credit bears interest at variable interest rates although the table above does not reflect any anticipated future payments of interest. We anticipate renewing the bank line of credit with the same or an alternative financial institution under similar terms and conditions. While there can be no assurance that we will be able to renew this bank line of credit or that any renewal will be on terms acceptable to us, any new bank line of credit will likely extend past the present termination date when it is renewed. Although the line of credit expires on September 25, 2006, the amount outstanding as of June 30, 2005 is shown as due in less than one year due to certain provisions within the agreement related to subjective acceleration clauses and due to the agreement requiring the Company to maintain a lockbox arrangement whereby cash deposits are automatically utilized to reduce amounts outstanding under the line of credit.

•	The employment agreement anticipates the compensation payable to our Chief Executive Officer, including $14,000 of payroll taxes and health insurance costs.

With the acquisition of H & W, the Company has incurred additional contractual obligations and commitments, including operating leases for real estate and equipment and other customary liabilities.

$10 Million Credit Facility

As of June 30, 2005, we had a three-year $10 million credit facility with a national financial institution, which permitted us to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (at an annual rate of 8.0 % at June 30, 2005) and outstanding borrowings under the line of credit are secured by substantially all of our assets other than its truck fleet and related equipment. As of June 30, 2005, the maturity date of the line of credit was September 25, 2006.

In August 2003, the loan and security agreement for the credit facility was amended in connection with the August 2003 financing which (1) released the lender’s lien on patents, patent rights and patent applications; (2) increased the unused line of credit fee by .50%; (3) revised the effective book net worth covenant to include the August 2003 promissory notes in its calculation; (4) established a covenant to maintain a minimum cumulative quarterly fixed charge coverage ratio as defined in the amended loan agreement; (5) established a covenant for us to maintain a minimum excess availability of $500,000; and (6) eliminated the loan prepayment fee. We utilized a portion of the proceeds of the August 2003 financing to pay down the line of credit. The proceeds that were used to pay down the outstanding line of credit balance are available to us for future working capital purposes.

On February 18, 2005, the credit facility was again amended in connection with the issuance of the January 2005 Notes and the Shank Services acquisition. This amendment (1) lowered the requirements on the fixed charge covering ratio; (2) eliminated the effective net worth requirement except when availability is below $1.0 million;(3) extended the term to September 25, 2006; (4) after September 25, 2005, reduces the unused line fee from .75% to .25%; and (5) if we terminate the line of credit after September 26, 2005, but prior to September 26, 2006, imposes a .50% fee.

As of June 30, 2005 and 2004, we had outstanding borrowings of $4.8 and $4.9 million, respectively, under our $10 million bank line of credit. Based on eligible receivables outstanding at June 30, 2005, we had $5.2 million of cash availability on the line of credit, and we were in compliance with all financial covenants required by the loan and security agreement.

Concurrently with the October 1, 2005 H & W Acquisition, in order to finance the acquired accounts receivable and inventory, the Company and its primary lender amended the credit facility. Among other changes, the amendment (1) added H & W as a borrower; (2) increased the facility to $20 million; (3) provided financing for the newly acquired and ongoing accounts receivable and inventory resulting from the H & W Acquisition; (4) extended the term of the original loan and security agreement to September 26, 2007; (5) reduced the interest rate to prime plus 0.75% per annum; (6) replaced the effective net worth covenant with a maximum capital expenditures covenant; and (7) lowered the fixed charge coverage ratio covenant to 1.0 to 1.0 and made such covenant effective only when there is less than $3 million available on the facility.

Management believes, although there can be no assurance, that our line of credit and cash on hand should provide the working capital needed to maintain and grow our business and to accomplish our business plan. If additional financing is required, there can be no assurance that we will be able to obtain such financing from our present line of credit or another lender at acceptable terms, or at all. Since borrowings under the line of credit bear interest at variable interest rates and represent a large portion of outstanding debt, our financial results could be materially affected by significant increases or decreases in interest rates.

DEBT SECURITIES

January 2005 Notes

On January 25, 2005, we closed an offering of $6.1 million five year 10% promissory notes (the “January 2005 Notes”) and four-year warrants to purchase 1,006,500 shares our common stock at $1.60 to a limited group of institutions and other accredited investors in connection with the acquisition of the assets and business of Shank Services. The January 2005 Notes provide for (1) no principal payments until January 24, 2007; (2) six $610,000 semi-annual principal payments commencing on January 24, 2007 through July 24, 2009; (3) a balloon payment of $2,440,000 at maturity on January 24, 2010; and (4) semi-annual interest payments on June 30, and December 31, commencing on June 30, 2005. The funding provided by the January 2005 Notes was used for the Shank Services acquisition and for other general corporate purposes. The net cash proceeds from the financing were $5.8 million, after payment of related fees and expenses, professional fees and other costs totaling $282,000. The total transaction costs were $471,000, inclusive of the $291,000 cash costs and non-cash broker commission warrants valued at $180,000, which are being amortized over the five-year term of the notes. The January 2005 Notes are secured by a first priority security interest in the Shank Services assets.

The issuance of the approximately one million warrants in connection with the January 2005 notes resulted in our recording an increase to shareholders’ equity of $1.3 million; a $1.1 million debt discount; and an increase to deferred debt costs of $0.2 million for the warrants related to the broker commissions. The debt discount and the deferred debt costs are being amortized as interest expense over the five-year term of the notes.

The $1.1 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments we are required to make on the outstanding balance of $6.1 million owed at June 30, 2005.

August 2003 Promissory Notes

On August 29, 2003, we closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes ( the “August 2003 Notes”) and five-year warrants to purchase a total of 2,008,250 shares of our common stock at $1.00 per share. The August 2003 Notes are collateralized by a first priority security interest in our specialized fueling truck fleet and related equipment and by patents on our proprietary fuel management system. The August 2003 Notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31, which payments commenced on December 31, 2003; and (5) a right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing was $2.8 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the August 2003 Notes, we negotiated a settlement with our former primary equipment lender and received a $757,000 cash discount by prepaying the $2,204,800 outstanding balance on August 29, 2003. The transaction costs, including commissions, professional fees and other costs, totaled $824,000 and are being amortized over the five-year term of the notes. The $757,000 cash discount was accounted for as a gain on extinguishment of debt in the first quarter of the fiscal year ended June 30, 2004.

The issuance of the approximately two million warrants from the August 2003 financing resulted in our recording an increase to shareholders’ equity of $1.87 million; a $1.61 million debt discount; and an increase in deferred debt costs of $0.3 million for the warrants related to the broker commissions. The debt discount and deferred debt costs are being amortized as interest expense over the five-year term of the notes.

The $1.61 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments we are required to make for the outstanding balance of $6.925 million owed at June 30, 2005.

Repayment of Debt Securities

We also used a portion of the proceeds of the August 2003 financing to repay outstanding subordinated convertible and non-convertible promissory notes totaling $1,033,600 as indicated below:

January 2002 Conversion of Subordinated Debt - total outstanding and repaid $283,600

•
In January 2002, certain holders of the convertible subordinated promissory notes converted an aggregate of $2.617 million to unregistered shares of our common stock at a conversion price of $1.24 per share, for a total of 2,110,322 shares of common stock. The notes converted contained conversion rates ranging from $1.35 to $1.50 per share. The holders of the remaining $283,600 of convertible subordinated promissory notes we issued and who did not convert their notes in January 2002 waived any conversion price adjustment. With the consent of the holder, interest on two of these notes could be paid in our common stock, with the stock value based on the average closing price of the stock during the most recent quarter. In September 2002, the maturity dates of these non-converted notes were extended to August 31, 2004.

Subordinated Promissory Notes - total outstanding and repaid $750,000

•
On December 23, 2002, we issued a $150,000 short-term promissory note to a shareholder. The note was due on January 31, 2003, with interest at 5% over the prime interest rate. On January 21, 2003 we and the holder of the note substituted the note for a $150,000 subordinated promissory note due on January 31, 2005, with an annual interest rate of 9%. With the consent of the holder, interest on the note could be paid in unregistered shares of our common stock, with the stock value based on the closing bid price of the stock for the five trading days before the last day of the quarter in which the interest was due but in no event less than the closing bid price at the time of issuance or the average of the closing bid prices for the five trading days prior to such time, whichever was lower.

•
On January 21, 2003, we issued $300,000 of subordinated promissory notes to two shareholders. The notes were due on January 31, 2005, with an annual interest rate of 9%. With the consent of the holders, interest on the notes could be paid in our common stock, with the stock value based on the closing bid price of the stock for the five trading days before the last day of the quarter in which the interest was due but in no event less than the closing bid price at the time of issuance or the average of the closing bid prices for the five trading days prior to such time, whichever was lower.

•
On May 12, 2003, we issued $300,000 of subordinated promissory notes to certain shareholders. The notes had an annual interest rate of 14% and were payable on demand. We repaid $235,500 of these notes with the proceeds of the May 20, 2003 private placement issuance of subordinated promissory notes and common stock purchase warrants. The exercise price of the warrants was $0.86 per share.

•
On May 20, 2003, we issued $235,500 of subordinated promissory notes to officers, directors and certain shareholders. The notes were due on November 19, 2003, with an annual interest rate of 14%. With the consent of the holders, we could elect to pay interest on the notes in shares of our common stock, with the stock value based on the most recent closing bid price of the stock at the time the notes were executed or for the five trading days before such date, whichever was lower. We also issued warrants to purchase 82,425 shares of common stock exercisable at $0.86 per share in connection with the notes. The warrants issued are exercisable for a period of three (3) years from and after the date on which the notes are repaid or otherwise surrendered to us, but in no event later than November 19, 2006.

Warrants Exercised

During the fiscal year ended June 30, 2005, 1,565,684 of the detachable common stock warrants issued in connection with the August 2003 Notes and other previously issued and repaid notes were exercised at prices ranging from $0.86 to $1.00 for approximately $1,560,000 in gross cash proceeds. Between July 1, 2005 and October 1, 2005 approximately 243,000 warrants issued in connection with the August 2003 promissory notes were exercised at an exercise price of $1.00 per share, resulting in cash proceeds of approximately $243,000. Additionally, between July 1, 2005 and October 1, 2005, approximately 569,000 warrants issued in connection with the January 2005 notes were exercised at a price of $1.60 per share, resulting in cash proceeds of approximately $911,000.

During the fiscal year ended June 30, 2004, certain note holders of the May 20, 2003 and August 2003 debt issuances exercised 69,500 warrants for $68,520, of which 62,500 warrants were related to the $1.00 warrants issued in conjunction with the August 2003 refinancing and 7,000 warrants related to the $0.86 warrants issued in the May 20, 2003 debt issuance.

Recent Developments -- September 2005 H & W Financing

On October 1, 2005, the Company acquired all of the outstanding shares of H & W Petroleum Company, Inc., a Texas corporation (“H & W”). H & W, based in Houston, is engaged in the marketing and distribution of lubricants, fuels and other petroleum products in Texas. Immediately prior to the acquisition by the Company, H & W purchased the operating assets and limited inventory of Harkrider Distributing Company, Incorporated (“Harkrider”), also a Houston-based company and related to H & W through some common shareholder ownership, that is engaged in the marketing and distribution of dry cleaning solvents, chemicals and petroleum products (together with the acquisition of the shares of H & W, the “H & W Acquisition”).

The purchase price of approximately $6.3 million, which was based on a multiple of 4.5 times a projected annualized EBITDA (earnings before interest, taxes, depreciation and amortization - a non-GAAP financial measure) of approximately $1.4 million, was adjusted to $5.964 million at closing by working capital and other closing adjustments. The purchase price was paid with a combination of cash, the assumption of specified liabilities and the issuance of two year 10% promissory notes totaling $2.463 million, which are subject to an earn out provision based on the performance of the H & W and Harkrider operations after the acquisition.

On September 1, 2005, in contemplation of the then pending H & W Acquisition, the Company issued $3.0 million in five-year 10% redeemable promissory notes (the “September 2005 Notes”) to a small group of institutions and other accredited lenders. Installment payments of six (6) equal semi-annual principal payments of ten percent (10%) of the principal amount of the September 2005 Notes will commence on August 31, 2007 and continue on February 28 and August 31 of each year thereafter, with the remaining balance of forty percent (40%), a $1.2 million balloon payment, due at maturity on August 31, 2010. The amounts due under the September 2005 Notes will become due and payable immediately upon the occurrence of customary events of default. The September 2005 Notes are redeemable by the Company, in whole or in part, by payment of a percentage of the principal amount of the note, together with accrued but unpaid interest, if any, as follows: September 1, 2005 - August 31, 2006, 102%; September 1, 2006 - August 31, 2007, 101%; and September 1, 2007 - August 31, 2010, 100%.

A portion of the proceeds of the September 2005 Notes were used by the Company to fund the approximately $1.5 million of the H & W Acquisition purchase price that was paid in cash at closing. The balance of the proceeds will be used to develop the combined operations of H & W and Harkrider, including the integration of the lubricant distribution operations of Shank Services and H & W, and for other general working capital purposes. In connection with the issuance of the September 2005 Notes and related security agreement, the Company entered into an indenture with a third party trustee for the payment of the September 2005 Notes.

The September 2005 Notes are secured by a first priority security interest in the vehicles, equipment and other physical assets, except for inventory, of H & W. The H & W inventory is subject to the first priority security interest on the Company’s assets held by its primary lender.

In connection with the September 2005 Notes, the Company also issued 360,000 four-year warrants to purchase shares of common stock at $2.28 per share to the purchasers of the Notes and to the Company’s placement agent for the financing transaction.

NEW ACCOUNTING STANDARDS AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, we will be required to recognize the expense attributable to stock options granted or vested subsequent to June 30, 2005. We adopted SFAS 123R on July 1, 2005 using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after July 1, 2005 and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to July 1, 2005 that remain unvested on July 1, 2005. For the year ended June 30, 2006, we are estimating that the cost relating to this pronouncement will be approximately $275,000 or $0.03 per basic share; however, due to the uncertainty of the level of share-based payments to be granted in the future, these amounts are estimates and may be subject to change.

Critical Accounting Policies and Estimates

We have identified the policies outlined below as critical to our business operations and an understanding of the results of operations. The listing is not intended to be a comprehensive list of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 8 on Form 10-K. Note that the preparation of this Form 10-K requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

We recognize revenue when fuel and other products are delivered and the customer takes ownership and assumes risk of loss or when services are performed. Collections are reasonably assured at the time of delivery.

Accounts Receivable and Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current credit worthiness, as determined by a review of their current credit information. Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that are identified. While such credit losses have historically been within expectations and the provisions established, we cannot assure that we will continue to experience the same credit loss rates that have occurred in the past. Our accounts receivable as of June 30, 2005 and 2004 were $14.1 and $8.3 million, respectively, net of an allowance for doubtful accounts of $1.8 million and $0.4 million. The increase in accounts receivable relates to higher prices and more volume being delivered.

Property and Equipment

We record property and equipment at cost and depreciate that cost over the estimated useful life of the asset on a straight-line basis. Ordinary maintenance and repairs are expensed as incurred and improvements that significantly increase the useful life of property and equipment are capitalized.

Impairment of Long-lived Assets

We test property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The conditions that would trigger an impairment assessment of property, plant and equipment would include, but not be limited to, a significant, sustained negative trend in operating results or cash flows; a decrease in demand for our services; a change in the competitive environment; and other industry and economic factors. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets based on the projected net cash flows discounted at a rate commensurate with the risk of the assets.

Income Taxes

In connection with the preparation of our financial statements, income taxes are required to be estimated. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the balance sheet. The likelihood that deferred tax assets will be recovered from future taxable income is assessed and to the extent that recovery is not likely, a valuation allowance is established. To the extent a valuation allowance is established or an increase in the allowance is recorded in a period, a tax is provided in the statement of operations. Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. A valuation allowance of approximately $4.0 million was recorded as of June 30, 2005, due to uncertainties related to utilizing some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, it may be necessary to establish an additional valuation allowance which could materially impact the Company’s financial position and results of operations. The net deferred tax asset as of June 30, 2005 was zero, net of the valuation allowance.

RESULTS OF OPERATIONS:

Comparison of Year Ended June 30, 2005 to Year Ended June 30, 2004

Revenues

Revenues increased $45.2 million, or 50.2%, in the year ended June 30, 2005 compared to the year ended June 30, 2004. This increase was primarily due to: (1) the acquisition of Shank Services in February 2005; (2) higher average fuel price per gallon; and (3) greater number of gallons of fuel sold. Revenues were $135.2 million and $90.0 million for the year ended June 30, 2005 and 2004, respectively. The acquisition of Shank Services in February 2005 contributed $20.6 million of the increase in revenues, as well as an additional 9.0 million gallons of fuel sold. Not including the effect of the Shank Services acquisition, we sold fuel at a 35 cent per gallon higher average price which resulted in an approximately $18.8 million increase in revenues. The increase in fuel prices was directly attributable to the volatility of the world fuel market and economic conditions, including higher crude oil prices, greater global fuel demand and refiner fuel supply limitations. Not including the gallons from the Shank Services acquisition, we sold 2.8 million more gallons of fuel in the current year representing a 5.2% increase in net new business. Not including the gallons from the Shank Services acquisition, we sold 57.4 million gallons of fuel in the current year compared to 54.6 million gallons sold in the prior year accounting for approximately $5.7 million additional revenues.

Gross Profit

Gross profit was $6.6 million for the year ended June 30, 2005 compared to $4.3 million for the year ended June 30, 2004, an increase of $2.3 million or 53.4%. The acquisition of Shank Services in February 2005 contributed approximately $0.8 million of the increase. Gross profit increased $1.8 million due to higher margins generated from services provided including emergency response services related to the four hurricanes impacting parts of Florida and the southeastern United States during August and September 2004. The increase in gross profit was reduced by increased depreciation expense of $0.3 million due to the write-down of excess equipment abandoned after reevaluating fleet utilization requirements following the Shank Services acquisition. Net margin per gallon during the current year was 12.1 cents per gallon compared to 9.9 cents per gallon for the prior year, an increase of 2.2 cents or 22.2%.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $6.1 million for the year ended June 30, 2005 compared to $4.4 million for the year ended June 30, 2004, an increase of $1.7 million or 38.6%. The acquisition of Shank Services in February 2005 caused approximately $0.7 million of the increase. In addition, credit card fees increased approximately $0.4 million due to a major customer’s switch to a credit card method of payment. We also incurred higher accounting and legal fees of approximately $0.2 million due to increased costs related to public company reporting requirements. Further, $0.2 million of the increase was due to the write-down and acceleration of depreciation for the shortened useful lives of computer software.

Interest Expense

As a result of the issuance of the January 2005 Notes, interest expense increased by approximately $0.550 million for the year ended June 30, 2005 compared to the year ended June 30, 2004. The components of interest expense are as follows (in thousands):

	Year Ended June 30,
	2005	2004
Stated Rate Interest Expense:
Bank line of credit	$239	$246
Long term debt	959	623
Subordinated debt	--	20
Other	18	44
Total stated rate interest expense	1,216	933

Non-Cash Interest Amortization:
Amortization of deferred debt costs	270	187
Amortization of debt discount	425	241
Total amortization of interest expense	695	428
Total interest expense	$1,911	$1,361

Income Taxes

No income tax expense was recorded for the year ended June 30, 2005 or for the year ended June 30, 2004. The net operating loss carryforward at June 30, 2005 was $15.1 million.

Net Loss

The $1.460 million net loss for the year ended June 30, 2005 was $0.762 higher than the $0.698 million net loss for the year ended June 30, 2004. During the year ended June 30, 2004 we recorded a gain of $0.757 million for the extinguishment of debt in connection with our August 2003 financing; the absence of that gain in the year ended June 30, 2005 was a primary reason for the increase in the net loss. While we also experienced increases in selling, general and administrative expense, as well as interest expense, in the current year, these increases were offset by the increase in our gross profit.

EBITDA - Non-GAAP Measure

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was $2.278 million for the year ended June 30, 2005 compared to $1.983 million the year ended June 30, 2004, an increase of $0.295 million or 14.9%. Although the current year net loss increased by $0.762 million, a larger component of the net loss was interest expense and depreciation and amortization expense, which increased by $0.550 million and $0.515 million, respectively. These expenses are add backs to the net loss in determining EBITDA. The components of EBITDA are as follows (in thousands):

	Year ended June 30,
	2005	2004

Net loss	$(1,460)	$(698)
Add back: Interest expense, net of interest income	1,208	933
Non-cash interest expense	695	428
Depreciation and amortization expense (*):
Cost of sales	1,467	1,130
Selling, general and administrative expenses	368	190
EBITDA	$2,278	$1,983

(*) For the year ended June 30, 2005, includes $461 of depreciation expense of excess equipment abandoned after fleet rerouting following the Shank Services acquisition and accelerated depreciation expense of computer software for changes in infrastructure technology.

Comparison of Year Ended June 30, 2004 to Year Ended June 30, 2003

Revenues

Revenues increased $17.8 million, or 24.7%, in the year ended June 30, 2004 compared to the year ended June 30, 2003. This increase was principally due to a 15.4 % increase in net new business and a 12-cent per gallon higher average product fuel price. We sold 54.6 million gallons of fuel in the year ended June 30, 2004, compared to the 47.3 million gallons in the year ended June 30, 2003, a 7.3 million gallon increase of net new business. The increase in fuel product prices was directly attributable to the volatility of world fuel market and economic conditions, including higher crude oil prices and greater global fuel demand.

Gross Profit

The increase in gross profit was principally due to the $173,000 net impact of the 15% increase in net new business offset by a lower net margin per gallon of 1.6 cents per gallon. The remaining increase related to an $102,000 reduction in depreciation included in cost of sales attributable to our specialized equipment fleet. Net margin per gallon was 9.9 cents for the year ended June 30, 2004 compared to 11.5 cents for the prior year. The decrease in net margin per gallon related to the residual effect of the aggressive price-cutting of our former competitor which has ceased operations.

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

Interest Expense

As a result of the August 2003 financing, the components of interest expense changed. The table below shows the interest expense (in thousands) recorded for the twelve months ending June 30, 2004 and 2003:

	Year Ended June 30,
	2004	2003
Stated Rate Interest Expense:
Bank line of credit	$246	$389
Long term debt	623	428
Subordinated debt	20	47
Other	44	—
Total stated rate interest expense	933	864
Non-Cash Interest Amortization:
Amortization of deferred debt costs	187	51
Amortization of debt discount	241	—
Total amortization of interest expense	428	51
Total interest expense	$1,361	$915

The interest expense increase of $446,000 for the year ended June 30, 2004 was primarily due to the non-cash interest amortization related to the August 2003 financing as well as the increase in long term debt outstanding offset by the lower average balance on our bank line of credit during the year.

Income Taxes

No income tax expense was recorded for the years ended June 30, 2004. The net operating loss carryforward at June 30, 2004 was $14.3 million.

Net Loss

The $698,000 net loss for the year ended June 30, 2004 was $883,000 lower than the $1,581,000 net loss for the year ended June 30, 2003, primarily as a result of the gain of $757,000 for extinguishment of debt in connection with the August 2003 financing as well as a $173,000 improvement in gross profit and a $321,000 reduction in sales, general and administrative expense, offset by an increase of $446,000 in additional interest expense.

EBITDA - Non-GAAP Measure

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was $1,983,000 for the year ended June 30, 2004 compared to $737,000 for the year ended June 30, 2003, an increase of $1,246,000. The increase was primarily due to the $757,000 gain on extinguishment of debt included in the current year’s net loss and the $377,000 increase in non-cash interest expense related to the amortization of debt discount and deferred debt costs associated with the August 2003 financing. The components of EBITDA for the years ended June 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Net loss	$(698)	$(1,581)
Add back: Interest expense	1,361	915
Depreciation and amortization expense	1,320	1,403
EBITDA	$1,983	$737

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate debt outstanding to finance working requirements. This debt bears interest at the United States prime interest rate plus a fixed markup and is subject to change based upon interest rate changes in the United States. We do not currently use, and have not historically used, derivative instruments to hedge against such market interest rate risk. Increases or decreases in market interest rates could have a material impact on our financial condition, results of operations and cash flows. The interest on both our $6.1 million January 2005 promissory notes and our August 2003 $6.925 subordinated convertible promissory notes are fixed for the life of the notes at 10% per annum. The interest on our bank line of credit of up to $10,000,000 is variable and may increase or decrease with future changes in interest rates but interest rates are not the only factor which could affect interest expense on the bank line of credit. For example, interest expense on the bank line of credit for fiscal 2005 was $236,000, $10,000 lower than the $246,000 in fiscal 2004, due to the pay down of the line with the proceeds of the August 2003 financing and improved collections offset by an increase in the average fuel prices and gallons sold. If our bank line of credit average outstanding balance were $2.5 million, an increase of 1% in the variable interest rate would result in additional interest expense of $25,000 per annum.

Item 8.	Financial Statements and Supplementary Data

Our financial statements required by Form 10-K are attached following Part III of this report, commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 16, 2005, the Audit Committee of our Board of Directors approved the termination of KPMG LLP (“KPMG”) as our principal independent registered public accounting firm and the appointment of Grant Thornton LLP (“Grant Thornton”) to serve as the Company’s principal independent registered public accounting firm for the year ending June 30, 2005. We filed a current report on Form 8-K with the SEC on June 22, 2005 to report the change.

During our two most recent fiscal years ended June 30, 2004 and the subsequent interim periods through June 16, 2005, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports; and there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K.

The audit reports of KPMG on the consolidated financial statements of the Company as of June 30, 2004, and for the fiscal years ended June 30, 2004 and 2003, as included elsewhere herein, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A. Controls and Procedures

As of the end of the period reported on in this report, we have undertaken an evaluation under the supervision and with the participation of our management, including the Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed in the reports that are filed or submitted under the Exchange Act.

There have been no significant changes in our internal controls during the quarter ended June 30, 2005, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

Item 9B. Other Information

None

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with its 2005 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with its 2005 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with its 2005 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with its 2005 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with its 2005 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Exhibits

Exhibits	Description

2.1
Asset Purchase Agreement by and among Streicher Mobile Fueling, Inc., SMF Services, Inc., Shank C&E Investments, L.L.C., Jerry C. Shanklin and Claudette Shanklin dated January 25, 2005 filed as Exhibit 2.1 to the Company’s Form 8-K dated January 25, 2005 and incorporated by reference herein.

2.2
Supplemental Agreement dated February 18, 2005 to the Asset Purchase Agreement by and among Streicher Mobile Fueling, Inc., SMF Services, Inc., Shank C&E Investments, L.L.C., Jerry C. Shanklin and Claudette Shanklin dated January 25, 2005 filed as Exhibit 2.1 to the Company’s Form 8-K dated February 18, 2005 and incorporated by reference herein.

2.3
Stock Purchase Agreement by and among Streicher Mobile Fueling, Inc., H & W Petroleum Co., Inc., Eugene Wayne Wetzel, Mary Kay Wetzel, Sharon Harkrider, William M. Harkrider II, W. M. Harkrider Testamentary Trust, Harkrider Distributing Company, Inc. and W & H Interests dated September 7, 2005 filed as Exhibit 2.1 to the Company’s Form 8-K dated September 1, 2005 and incorporated by reference herein.

3.1	Restated Articles of Incorporation filed as Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended June 30, 2003 and incorporated by reference herein.

3.2	Amended and Restated Bylaws filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2003 and incorporated by reference herein.

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (No. 333-11541) and incorporated by reference herein.

4.2	Form of Redeemable Common Stock Purchase Warrant filed as Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (No. 333-11541) and incorporated by reference herein.

4.3
Underwriters’ Purchase Option Agreement between the Company and Argent Securities, Inc. filed as Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 (No. 333-11541) and incorporated by reference herein.

4.4
Warrant Agreement between the Company and American Stock Transfer & Trust Company filed as Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 (No. 333-11541) and incorporated by reference herein.

10.1	Registrant’s 1996 Stock Option Plan filed as Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (No. 333-1154) and incorporated by reference herein.

10.2	2000 Stock Option Plan filed as Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended January 31, 2001 and incorporated by reference herein.

10.3
Promissory Note, dated July 7, 2000, between the Registrant and C. Rodney O’Connor filed as Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended January 31, 2001 and incorporated by reference herein.

10.4	Form of Convertible Subordinated Promissory Note filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended January 31, 2001 and incorporated by reference herein.

10.5	2001 Directors Stock Option Plan filed as Exhibit A of the Company’s Proxy Statement for the Annual Meeting of Shareholders on July 19, 2001 and incorporated by reference herein.

10.6	Loan and Security Agreement with Congress Financial Corporation dated September 26, 2002 filed as Exhibit 99.1 to the Company’s Form 8-K dated September 30, 2002 and incorporated by reference herein.

10.7
First Amendment to Loan and Security Agreement with Congress Financial Corporation dated March 31, 2003 filed as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended June 30, 2003 and incorporated by reference herein.

10.8	Indenture with The Bank of Cherry Creek dated August 29, 2003 filed as Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended June 30, 2003 and incorporated by reference herein.

10.9	Security Agreement with The Bank of Cherry Creek dated August 29, 2003 filed as Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended June 30, 2003 and incorporated by reference herein.

10.10
Second Amendment to Loan and Security Agreement with Congress Financial Corporation dated August 29, 2003 filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.

10.11
Third Amendment to Loan and Security Agreement with Congress Financial Corporation dated August 3, 2003 filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2004 and incorporated by reference herein.

10.12	Form of Securities Purchase Agreement dated January 25, 2005 filed as Exhibit 10.1 to the Company’s Form 8-K dated January 25, 2005 and incorporated by reference herein.

10.13	Form of 10% Promissory Note dated January 25, 2005 filed as Exhibit 10.2 to the Company’s Form 8-K dated January 25, 2005 and incorporated by reference herein.

10.14	Form of Investor Warrant dated January 25, 2005 filed as Exhibit 10.3 to the Company’s Form 8-K dated January 25, 2005 and incorporated by reference herein.

10.15	Indenture Agreement with American National Bank dated January 25, 2005 filed as Exhibit 10.4 to the Company’s Form 8-K dated January 25, 2005 and incorporated by reference herein.

10.16	Form of Placement Agent Warrants dated January 25, 2005 filed as Exhibit 10.5 to the Company’s Form 8-K dated January 25, 2005 and incorporated by reference herein.

10.17
Fourth Amendment to Loan and Security Agreement by and among Streicher Mobile Fueling, Inc., SMF Services, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated February 18, 2005 filed as Exhibit 10.1 to the Company’s Form 8-K dated February 18, 2005 and incorporated by reference herein.

10.18
Subordination Agreement by, between and among Shank C&E Investments, L.L.C., Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida), SMF Services, Inc. and Streicher Mobile Fueling, Inc. dated February 18, 2005 filed as Exhibit 10.2 to the Company’s Form 8-K dated February 18, 2005 and incorporated by reference herein.

10.19
Amended and Restated Employment Agreement by and between Streicher Mobile Fueling, Inc. and Richard E. Gathright executed May 14, 2005, effective as of March 1, 2005 filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005, and incorporated by reference herein.

10.20	Form of Note for Stock Purchase Agreement in Exhibit 2.3 herein filed as Exhibit 10.1 to the Company’s Form 8-K dated September 1, 2005 and incorporated by reference herein.

10.21	Form of Note Purchase Agreement filed as Exhibit 10.2 to the Company’s Form 8-K dated September 1, 2005 and incorporated by reference herein.

10.22	Form of 10% Promissory Note filed as Exhibit 10.3 to the Company’s Form 8-K dated September 1, 2005 and incorporated by reference herein.

10.23	Form of Investor Warrant filed as Exhibit 10.4 to the Company’s Form 8-K dated September 1, 2005 and incorporated by reference herein.

10.24	Form of Indenture Agreement filed as Exhibit 10.5 to the Company’s Form 8-K dated September 1, 2005 and incorporated by reference herein.

10.25	Form of Security Agreement filed as Exhibit 10.6 to the Company’s Form 8-K dated September 1, 2005 and incorporated by reference herein.

10.26
Fifth Amendment to Loan and Security Agreement by among Streicher Mobile Fueling, Inc., SMF Services, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated October 1, 2005. Filed as Exhibit 10.1 to the Company’s Form 8-K dated October 1, 2005 and incorporated by reference herein.

10.27
Subordination Agreement executed effective as of the 1st day of October, 2005, by, between and among Eugene Wayne Wetzel, Mary Kay Wetzel, Sharon Harkrider, William M. Harkrider II, W. M. Harkrider Testamentary Trust, Harkrider Distributing Company, Inc. and W & H Interests, Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (FLORIDA), and Streicher Mobile Fueling, Inc. Filed as Exhibit 10.2 to the Company’s Form 8-K dated October 1, 2005 and incorporated by reference herein.

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP

23.2	Consent of Grant Thornton LLP

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)	Financial Statements and Schedule

Our financial statements are attached following Part III of this report, commencing on page F-1. Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREICHER MOBILE FUELING, INC.

Date: October 10, 2005	By:	/s/ Richard E. Gathright

Richard E. Gathright, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Richard E. Gathright	Chairman of the Board, Chief Executive Officer and President	October 10, 2005
Richard E. Gathright	(Principal Executive Officer)

By: /s/ Michael S. Shore	Senior Vice President - Chief Financial Officer	October 10, 2005
Michael S. Shore	(Principal Financial and Accounting Officer)

By: /s/ Wendell R. Beard	Director	October 10, 2005
Wendell R. Beard

By: /s/ Steven R. Goldberg	Director	October 10, 2005
Steven R. Goldberg

By: /s/ Larry S. Mulkey	Director	October 10, 2005
Larry S. Mulkey

By: /s/ C. Rodney O’Connor	Director	October 10, 2005
C. Rodney O’Connor

By: /s/ Robert S. Picow	Director	October 10, 2005
Robert S. Picow

By: /s/ W. Greg Ryberg	Director	October 10, 2005
W. Greg Ryberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Streicher Mobile Fueling, Inc.

We have audited the accompanying consolidated balance sheet of Streicher Mobile Fueling, Inc. and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streicher Mobile Fueling, Inc. and subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Fort Lauderdale, Florida
September 14, 2005 (except for Note 11, as to
which the date is October 1, 2005)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Streicher Mobile Fueling, Inc.:

We have audited the accompanying consolidated balance sheets of Streicher Mobile Fueling, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streicher Mobile Fueling, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2004 in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Fort Lauderdale, Florida
September 13, 2004

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND 2004
( in 000’s, except share and per share data)

ASSETS	June 30, 2005	June 30, 2004

Current assets:
Cash and cash equivalents	$4,108	$2,708
Restricted cash	–	13
Accounts receivable, less allowances of $1,806 and $426	14,129	8,280
Inventories	495	183
Prepaid expenses and other current assets	660	400
Total current assets	19,392	11,584

Property and equipment, net	9,555	7,602
Deferred debt costs, net	991	770
Other assets	187	62
Total assets	$30,125	$20,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank line of credit payable	$4,801	$4,919
Accounts payable and other liabilities	7,345	4,193
Current portion of long-term debt	1,385	–
Total current liabilities	13,531	9,112

Long-term liabilities:
Promissory notes, net of unamortized debt discount of $2,056 and $1,367	9,584	5,558
Note payable	172	–
Long-term debt, net	9,756	5,558
Total liabilities	23,287	14,670

Shareholders’ equity:
Common stock, par value $.01 per share; 50,000,000 shares authorized; 8,953,444 and 7,317,960 issued and outstanding at June 30, 2005 and 2004, respectively	90	73
Additional paid-in capital	16,325	13,392
Accumulated deficit	(9,577)	(8,117)
Total shareholders’ equity	6,838	5,348
Total liabilities and shareholders’ equity	$30,125	$20,018

See accompanying notes to consolidated financial statements.

STREICHER MOBILE FUELING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(in 000’s, except share and per share data)

	Fiscal Year June 30, 2005	Fiscal Year June 30, 2004	Fiscal Year June 30, 2003

Fuel sales and service revenues	$109,207	$67,663	$53,579
Fuel taxes	25,959	22,334	18,615
Total revenues	135,166	89,997	72,194

Cost of fuel sales and service	102,619	63,365	49,556
Fuel taxes	25,959	22,334	18,615
Total cost of sales	128,578	85,699	68,171

Gross profit	6,588	4,298	4,023

Selling, general and administrative expenses	6,145	4,394	4,716
Gain on extinguishment of debt	—	757	—

Operating income (loss)	443	661	(693)

Interest expense	(1,911)	(1,361)	(915)
Interest and other income	8	2	27

Loss before income taxes	(1,460)	(698)	(1,581)

Income tax expense	—	—	—
Net loss	$(1,460)	$(698)	$(1,581)

Basic and diluted net loss per share	$(0.19)	$(0.10)	$(0.22)
Basic and diluted weighted average common shares outstanding	7,857,434	7,261,372	7,221,070

See accompanying notes to consolidated financial statements.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(in 000’s, except share data)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2002	7,211,751	72	11,442	(5,838)	5,676

Net loss	--	--	--	(1,581)	(1,581)
Cost associated with extension of warrants	--	--	(9)	--	(9)
Issuance of stock in lieu of debt	22,417	--	25	--	25
BALANCE, June 30, 2003	7,234,168	$72	$11,458	$(7,419)	$4,111

Net loss	--	--	--	(698)	(698)
Issuance of stock in lieu of debt	14,292	--	14	--	14
Exercise of warrants	69,500	1	68	--	69
Issuance of warrants	--	--	1,866	--	1,866
Cost associated with registration of shares	--	--	(14)	--	(14)
BALANCE, June 30, 2004	7,317,960	$73	$13,392	$(8,117)	$5,348

Net loss	--	--	--	(1,460)	(1,460)
Exercise of warrants and stock options	1,635,484	17	1,640	--	1,657
Issuance of warrants	--	--	1,293	--	1,293
BALANCE, June 30, 2005	8,953,444	$90	$16,325	$(9,577)	$6,838

See accompanying notes to consolidated financial statements.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(in 000’s, except supplemental disclosure and share data)

	Fiscal Year June 30, 2005	Fiscal Year June 30, 2004	Fiscal Year June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,460)	$(698)	$(1,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization:
Cost of sales	1,467	1,130	1,232
Selling, general and administrative	368	190	171
Amortization of deferred debt cost	270	195	47
Amortization of debt discount	425	241	–
Gain on extinguishment of debt	–	(757)	–
(Decrease) increase in allowance for doubtful accounts	(59)	(54)	263
Changes in operating assets and liabilities (excluding the effect of the acquisition of Shank Services):
Decrease in restricted cash	13	65	167
(Increase) decrease in accounts receivable	(2,454)	(2,225)	118
(Increase) decrease in inventories, prepaid expenses and other assets	(430)	(21)	43
Increase (decrease) in accounts payable and other liabilities	3,152	1,196	(15)
Net cash provided by (used in) operating activities	1,292	(738)	445

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in acquisition of Shank Services	(6,436)	–	–
Purchases of property and equipment	(811)	(175)	(248)
Proceeds from disposal of equipment	28	112	4
Decrease note receivable from related party	–	52	148
Net cash used in investing activities	(7,219)	(11)	(96)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	6,100	6,925	–
Net proceeds (costs) from issuance of common stock	1,656	55	(9)
Net (repayments) increase on bank line of credit payable	(118)	509	(270)
Payments of debt issuance costs	(311)	–	–
Repayments on subordinated promissory notes	–	(522)	(155)
Repayment of subordinated debt	–	(1,034)	–
Principal payments on long-term debt	–	(2,687)	(1,424)
Proceeds from the issuance of subordinated promissory notes	–	–	905
Net cash provided by (used in) financing activities	7,327	3,246	(953)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,400	2,497	(604)
CASH AND CASH EQUIVALENTS, beginning of period	2,708	211	815
CASH AND CASH EQUIVALENTS, end of period	$4,108	$2,708	$211

See accompanying notes to consolidated financial statements.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(in 000’s, except supplemental disclosure and share data)

(Continued)	Fiscal Year June 30, 2005	Fiscal Year June 30, 2004	Fiscal Year June 30, 2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$876	$826	$880

Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Fiscal Year ended June 30, 2005:

In connection with the issuance of the January 2005 promissory notes, the Company issued warrants resulting in $1.113 million of non-cash debt discount costs and $180,000 non-cash deferred debt costs.

Fiscal Year ended June 30, 2004:

In connection with the August 2003 refinancing, the Company issued warrants resulting in $1.61 million of non-cash debt discount costs and $257,000 non-cash deferred debt costs. The Company also issued 14,292 shares of common stock in lieu of payments on convertible promissory notes.

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

Streicher Mobile Fueling, Inc., a Florida corporation (the “Company”) was formed in 1996.

The Company provides commercial mobile and bulk fueling; integrated out-sourced fuel management; the packaging, distribution and sale of lubricants; transportation logistics and emergency response services. The Company’s fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles deliver diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems; and distribute a wide variety of specialized petroleum products and lubricants to refineries, manufacturers and other industrial customers. In addition, the Company’s fleet of special duty tractor-trailer units provides heavy and ultra-heavy haul transportation services over short and long distances to customers requiring the movement of over-sized and/or over-weight equipment and heavy manufactured products. The Company’s commercial mobile fueling operations include the use of its patented proprietary electronic fuel tracking control system to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. At June 30, 2005, the Company was conducting operations in California, Florida, Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Texas, Virginia and Washington, D.C.

The Company has historically generated substantially all of its revenues from commercial mobile and bulk fueling and integrated out-sourced fuel management services. As a result of the Shank Services acquisition, as discussed below, the Company now generates revenues from lubricant packaging, distribution and sales and transportation logistic services in addition to commercial mobile and bulk fueling and fuel management services. Revenues are comprised primarily of delivery service charges; the related sale of diesel fuel, gasoline and lubricants products; and charges for transportation logistics services. Cost of sales is comprised primarily of the cost of fuel and lubricants and direct operating expenses. Included in both revenues and cost of sales are federal and state fuel taxes, which are collected by the Company from customers, when required, and then remitted to the appropriate taxing authorities.

The Company makes a majority of the commercial mobile and bulk fueling service deliveries on workdays, Monday through Friday, to coincide with customers’ fuel service requirements. Thus, the number of workdays in any given month will impact the quarterly financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset during the fiscal year by emergency mobile fueling services and fuel deliveries resulting from impending or actual severe meteorological or geological events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes.

In February 2005 the Company acquired substantially all of the assets and business operations of Shank C&E Investments, L.L.C. (“Shank Services”) a Houston, Texas based provider of commercial fuel, petroleum lubricants distribution and sales and heavy haul transportation services. Shank Services, which conducts its operations in the Company’s subsidiary, SMF Services, Inc., generates revenues from the sale of commercial fuel, petroleum lubricants and heavy haul operations. See Note (7) for additional information regarding the Shank Services acquisition.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiaries, SMF Services, Inc. and Streicher Realty, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents in the accompanying consolidated balance sheets are $4,108,000 and $2,708,000 as of June 30, 2005 and 2004, respectively. The Company has cash deposited with a financial institution above the FDIC insurance coverage limit.

(c)	Restricted Cash

The Company does not have any restricted cash at June 30, 2005. At June 30, 2004 restricted cash consisted of $13,000 in collections on customer accounts receivable, which were deposited in a restricted account and used to repay advances made to the Company on its bank line of credit.

(d)	Accounts Receivable

Accounts receivable are due from customers within a broad range of industries and are generally unsecured. Additionally, accounts receivable are composed of refunds due from state and federal governments for fuel taxes which are not billable to certain customers, yet have been paid to vendors by the Company. The Company provides for credit losses based on management's evaluation of collectibility using current and historical performance of each customer and from state and federal governments from whom refunds are expected.

A roll-forward of the activity in the allowance for doubtful accounts for the indicated periods is as follows (in thousands):

	Fiscal Year June 30, 2005	Fiscal Year June 30, 2004	Fiscal Year June 30, 2003

Balance - beginning of period	$426	$530	$509
Acquisition of Shank Services	1,877	--	--
(Decrease) increase in provision for bad debts	(59)	(54)	263
Write-offs, net of recoveries	(438)	(50)	(242)
Balance - end of period	$1,806	$426	$530

(e)	Inventories

Inventories, consisting primarily of diesel fuel, gasoline and lubricants, are stated at the lower of cost or market and include federal and state fuel taxes payable to vendors. Cost is determined using the first-in, first-out method.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Ordinary maintenance and repairs are expensed as incurred. Improvements which significantly increase the value or useful life of property and equipment are capitalized. Property and equipment are depreciated or amortized using the straight-line method over the asset’s estimated useful lives. Depreciation expense was $1,835,000, $1,320,000 and $1,403,000 for the years ended June 30, 2005, 2004 and 2003, respectively. Property and equipment balances and the estimated useful lives were as follows at the indicated dates (in thousands):

	June 30,		Estimated Useful
	2005	2004	Life

Fuel trucks, tanks and vehicles	$16,747	$14,395	5 - 25 years
Machinery and equipment	443	346	3 - 5 years
Furniture and fixtures	274	262	5 - 10 years
Leasehold improvements	30	22	Lesser of lease term or useful life
Software	276	351	3 years
Land	67	67	–
	17,837	15,443
Less: Accumulated depreciation and amortization	(8,282)	(7,841)
Property and equipment, net	$9,555	$7,602

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs used in the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades and enhancements. At June 30, 2005 and 2004 the cost relating to internal use software is $276,000 and $343,000, respectively. At June 30, 2005 and 2004 the accumulated depreciation relating to internal use software is $71,000 and $137,000 respectively. These amounts are included in the property and equipment balances above.

(g)	Income Taxes

Income taxes are accounted for under the asset and liability method, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h)	Revenue Recognition

The Company recognizes revenues at the time services are performed which is when the fuel and other products are delivered and the customer takes ownership and assumes risk of loss. Collections are reasonably assured at the time of delivery.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(k)	Deferred Debt Cost and Debt Discount

The Company is amortizing as interest expense its deferred debt costs and debt discount over the respective term of the debt issued under the effective interest method. Amounts related to the deferred debt costs and debt discount are as follows (in thousands):

	June 30, 2005	June 30, 2004

Deferred debt costs:
Cost	$1,481	$990
Accumulated amortization	490	220
Interest expense	270	187

Debt discount:
Cost	$2,722	$1,608
Accumulated amortization	666	241
Interest expense	425	241

(l)	Net Loss Per Share

Net loss per share is determined by dividing net loss by the weighted average common shares outstanding. Common stock equivalents, consisting of employee stock options and common stock warrants, in the amount of 4,251,793, 4,675,402 and 2,604,477 for the years ended June 30, 2005, 2004 and 2003, respectively, were antidilutive and were not included in the computation of net loss per share in those fiscal years.

(m)	Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset based on the projected net cash flows discounted at a rate commensurate with the risk of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(n)	Stock Options

SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Entities electing to account for employee stock options or similar equity instruments under APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to apply the provisions of APB 25 in the preparation of its consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123 (dollars in thousands, except share data).

	Fiscal Year Ended June 30,
	2005	2004	2003
Net loss, as reported	$(1,460)	$(698)	$(1,581)

Stock-based employee compensation expense not included in reported net loss, net of tax	$(107)	$(194)	$(556)

Net loss - pro forma	$(1,567)	$(892)	$(2,137)

Basic and diluted net loss per share - as Reported	$(0.19)	$(0.10)	$(0.22)
Basic and diluted net loss per share - Proforma	$(0.20)	$(0.12)	$(0.30)

Risk free interest rate	4.3%	3%	3%
Dividend yield	0%	0%	0%
Expected volatility	107.6%	100%	100%
Expected life	8.6 years	10 years	10 years

The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future years as options vest over several years and the Company may continue to grant options to employees.

(o)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, the Company will be required to recognize the expense attributable to stock options granted or vested subsequent to June 30, 2005. The Company adopted SFAS 123R on July 1, 2005 using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after July 1, 2005 and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to July 1, 2005 that remain unvested on July 1, 2005. For the year ended June 30, 2006, the Company is estimating that the cost relating to this pronouncement will be approximately $275,000 or $0.03 per basic share; however, due to the uncertainty of the level of share-based payments to be granted in the future, these amounts are estimates and may be subject to change.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	BANK LINE OF CREDIT PAYABLE

The Company has a three-year $10 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (8.0% at June 30, 2005) and outstanding borrowings under the line are secured by substantially all Company assets other than its truck fleet and related equipment. The credit facility maturity has been extended by mutual consent of the Company and the financial institution from September 25, 2005 to September 25, 2006. Although the line of credit expires on September 25, 2006, it is classified as a current liability due to certain provisions within the agreement related to subjective acceleration clauses and due to the agreement requiring the Company to maintain a lockbox arrangement whereby cash deposits are automatically utilized to reduce amounts outstanding under the line of credit.

In February 2005, the Company and its bank line of credit lender amended the loan and security agreement for the credit facility in connection with the Company’s issuance of the 2005 Notes and the Shank Services acquisition. This amendment 1) lowered the requirements on the fixed charge covering ratio; 2) eliminated the effective net worth requirement except when availability is below $1.0 million; 3) extended the term to September 25, 2006; 4) after September 25, 2005, reduces the unused line fee from .75% to .25%; and 5) if the Company terminates the line of credit after September 26, 2005, but prior to September 26, 2006, imposes a .50% fee.

As of June 30, 2005 and 2004, the Company had outstanding borrowings of $4.8 and $4.9 million, respectively, under its $10 million bank line of credit. Based on eligible receivables outstanding at June 30, 2005, the Company had $5.2 million of cash availability on the bank line of credit, and was in compliance with all financial covenants required by the loan and security agreement.

(4)	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,
	2005	2004
Promissory Notes (10% interest due semi-annually, December 31 and June 30); principal payments of $692,500 due beginning August 28, 2005, semi-annually on August 28 and February 28; balloon payment of $2,770,000 due at maturity on August 28, 2008; effective interest rate of 23.7% includes cost of warrants and other debt issue costs	$6,925	$6,925
Promissory Notes (10% interest due semi-annually, July 24 and January 24); principal payments of $610,000 due beginning January 24, 2007, semi-annually on January 24 and July 24; balloon payment of $2,440,000 due at maturity on January 24, 2010; effective interest rate of 19.6% includes cost of warrants and other debt issue costs	6,100	—
Note Payable (contingent deferred promissory note subject to earn-out provisions related to Shank Services acquisition if payable, due March 31, 2007)	172	—
Unamortized debt discount, net of amortization	(2,056)	(1,367)
Less: current portion	(1,385)	—

Long-term debt, net	$9,756	$5,558

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future principal payments on long-term debt are due as follows as of June 30, 2005 (in thousands):

Year Ended June 30,

2006	$1,385
2007	1,995
2008	2,605
2009	3,990
2010	3,050
Total	$13,025

During August and September 2003, the Company repaid all the remaining long-term and current portions of equipment debt, convertible subordinated debt and promissory notes outstanding at June 30, 2003 from the proceeds of the August 2003 financing. The former equipment lender was repaid in full. The Company received a $757,000 cash discount from the lender in consideration of the prepayment of the equipment debt. The current notes are collateralized by a first priority security interest in the Company’s specialized fueling truck fleet and related equipment and by the patents on its proprietary fuel management system.

January 2005 Promissory Notes

On January 25, 2005, the Company closed an offering of $6.1 million five year 10% promissory notes (the “January 2005 Notes”) and four-year warrants to purchase 1,006,500 shares of the Company’s common stock at $1.60 to a limited group of institutions and other accredited investors in connection with the acquisition of the assets and business of Shank Services. The January 2005 Notes provide for (1) no principal payments until January 24, 2007; (2) six $610,000 semi-annual principal payments commencing on January 24, 2007 through July 24, 2009; (3) a balloon payment of $2,440,000 at maturity on January 24, 2010; and (4) semi-annual interest payments on July 24, and January 24, commencing on July 24, 2005. The funding provided by the January 2005 Notes was used for the Shank Services acquisition and for other general corporate purposes. The net cash proceeds from the financing were $5.8 million, after payment of related fees and expenses, professional fees and other costs totaling $282,000. The total transaction costs were $471,000, inclusive of the $291,000 cash costs and non-cash broker commission warrants valued at $180,000, which are being amortized over the five-year term of the notes. The January 2005 Notes are secured by a first priority security interest in the Shank Services assets.

August 2003 Promissory Notes

On August 29, 2003, the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes and five-year warrants to purchase a total 2,008,250 shares of the Company’s common stock at $1.00 per share (the “August 2003 Notes”). The August 2003 Notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The August 2003 Notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31 which commenced on December 31, 2003; and (5) the Company’s right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing was $2.8 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. In connection with the issuance of the August 2003 Notes, the Company negotiated a settlement with its former primary equipment lender and received a $757,000 cash discount by prepaying the $2,204,800 outstanding balance on August 29, 2003. The transaction costs related to these promissory notes included commissions, professional fees and other costs, totaling $824,000 and are being amortized over the five-year term of the notes. The Company made its first semi-annual principal payment on August 28, 2005.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2005, 1,566,000 of detachable common stock warrants issued in connection with the 2003 Notes and other previously issued and repaid notes were exercised at prices ranging from $0.86 to $1.00, resulting in an aggregate of $1,560,000 in cash proceeds to the Company.

Note Payable

In connection with the Shank Services acquisition on February 18, 2005, the Company issued a contingent two-year deferred payment promissory note due March 31, 2007, in the amount of $1,913,000. As of June 30, 2005, this contingent liability has been recorded under purchase accounting only to the extent of negative goodwill of $172,000 associated with the acquisition. See Note 7 for additional information.

Other

Unamortized debt discounts of $2,056,000 and $1,367,000 in 2005 and 2004, respectively, were recorded in connection with the August 2003 Notes and January 2005 Notes and are being amortized as interest expense over the respective term of the debt issued under the effective interest method. These are non-cash discounts related to the valuation of the common stock warrants issued to the note holders and the placement agent in the financing transactions that do not reduce the amount of principal cash repayments required to be made by the Company for the outstanding balance of $11.640 million and $6.925 million of the notes at June 30, 2005 and June 30, 2004, respectively. The common stock warrants were valued using the Black-Scholes option pricing model and recorded as an increase to additional paid in capital.

The Company’s debt agreements for its line of credit facility and for the August 2003 Notes and January 2005 Notes have covenants establishing certain financial requirements and operating restrictions. The Company’s failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate the Company’s debt repayment obligations under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements. A default under any of the debt agreements would have a material adverse effect on the Company’s liquidity and capital resources. At June 30, 2005 the Company was in compliance with all covenants required by the debt agreements.

(5)	WARRANTS AND UNDERWRITER’S OPTION

(a)	Public Offering Warrants

The Company issued 1,150,000 common stock warrants in conjunction with its initial public offering in December 1996. Each warrant entitles the holder to purchase one share of common stock at a exercise price of $6.90 per share. In October 2003, the Company extended the expiration date of the warrants from December 11, 2003 to December 11, 2004. In November 2004, the Company extended the expiration date of the warrants to December 11, 2005. The common stock underlying the warrants has been registered with the Securities and Exchange Commission. As of June 30, 2005, 100 of these warrants have been exercised.

The number of shares of common stock that may be purchased upon exercise of the warrants will be adjusted if the Company makes a dividend distribution to its shareholders or subdivides, combines or reclassifies its outstanding shares of common stock. In addition, the exercise price of the warrants will be adjusted, subject to certain exceptions, if the Company issues additional common stock or rights to acquire common stock at a price per share that is less than the current market price per share of common stock. For this purpose, the term "current market price" means the average of the daily closing prices for the twenty consecutive trading days ending three days prior to the issuance or record date. The exercise price of the warrants will also be adjusted if the Company consolidates or merges and make a distribution to its shareholders of assets or evidences of indebtedness (other than cash or stock dividends).

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

(b)	Underwriter’s Option

In connection with the initial public offering the Company sold the underwriter an option to purchase up to 100,000 shares of common stock at $9.30 per share and warrants at an exercise price of $.19375 to purchase an additional 100,000 shares, at an exercise price of $9.30 per share. The underwriter's option was extended concurrent with the warrants and currently expires on December 11, 2005. The exercise price of the warrants subject to the underwriter's option and the number of shares of common stock covered by these warrants, are subject to adjustment on similar terms as the Company’s other outstanding warrants. As of June 30, 2005 none of these warrants have been exercised.

(c)	May 2003 Warrants

On May 20, 2003, the Company issued $235,500 of subordinated promissory notes to officers, directors and certain shareholders. The notes were due on November 19, 2003 and bore interest at an annual rate of 14%. The Company also issued non-detachable warrants to purchase 82,425 shares of common stock exercisable at $0.86 per share in connection with the notes. The Company repaid these notes in September 2003 with the proceeds of the August 2003 refinancing. As of June 30, 2005, 47,425 of these warrants were exercised, of which 40,425 were exercised during the year ended June 30, 2005 and the remaining 35,000 are exercisable.

The number of shares of common stock that may be purchased upon exercise of the warrants will be adjusted if the Company makes a dividend distribution to its shareholders or subdivides, combines or reclassifies its outstanding shares of common stock. The exercise price of the warrants will also be adjusted if the Company consolidates or merges.

(d)	August 2003 Warrants

As a result of the August 2003 refinancing, the Company raised $6.925 million and issued 2,008,250 five-year warrants to purchase the Company’s common stock at $1.00 per share. As of June 30, 2005, 1,587,759 warrants were exercised, of which 1,525,259 were exercised during the year ended June 30, 2005.

(e)	January 2005 Warrants

On January 25, 2005, the Company raised $6.1 million and issued 1,006,500 four-year warrants to purchase the Company’s common stock at an exercise price of $1.60 per share. As of June 30, 2005, none of these warrants had been exercised.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	STOCK OPTIONS

(a)	Employee Stock Options

The Company has adopted two stock option plans (the “1996 Plan” and the “2000 Plan”) under which options to purchase shares of the Company’s common stock may be granted to employees. The purpose of the 1996 Plan and the 2000 Plan is to provide an incentive to attract, motivate and retain qualified competent employees whose efforts and judgment are important to the Company’s success through the encouragement of the ownership of stock by such persons.

Under the 1996 Plan 500,000 shares of common stock are reserved for issuance upon exercise of options granted. Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options, with the amount reserved being increased each year by ten percent of the total shares subject to the 2000 Plan at the end of the previous calendar year. Options to purchase 0 shares of stock are outstanding under the 1996 Plan and options to purchase 171,000 shares of stock are available to be granted under the 2000 Plan. The Board of Directors has determined that no additional options will be granted under the 1996 Plan.

Options granted under the 1996 Plan and the 2000 Plan expire no later than ten years from the date of grant. Options granted under the 1996 Plan and the 2000 Plan are not exercisable after the period or periods provided in the respective option agreements. The following table summarizes stock option activity for both plans for the periods indicated:

	1996 and 2000 Plans	Weighted Average Exercise Price
Options outstanding as of June 30, 2002	1,014,452	$1.89

Granted	—	$—
Cancelled	(27,000)	$2.08
Exercised	—	$—

Options outstanding as of June 30, 2003	987,452	$1.88

Granted	120,000	$1.30
Cancelled	(22,500)	$3.95
Exercised	—	$—

Options outstanding as of June 30, 2004	1,084,952	$1.77

Granted	235,000	$1.66
Cancelled	(44,000)	$1.58
Exercised	(69,800)	$1.37

Options outstanding as of June 30, 2005	1,206,152	$1.78

Exercisable	887,152	$1.87

Available for future grant (2000 Plan only)	171,000

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding under both plans as of June 30, 2005:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.07 to $2.16	1,090,200	6.72	1.49	771,200	1.46
$3.37 to $4.13	89,952	2.30	3.75	89,952	3.75
$6.56 to $7.63	26,000	3.81	7.40	26,000	7.40

Totals	1,206,152			887,152

(b)	Director Stock Options

The Company adopted effective as of May 2001 a separate stock option plan for non-employee members of the Company’s Board of Directors (the “Directors Plan”). The purpose of the Directors Plan is to provide an additional incentive to attract and retain qualified competent directors upon whose efforts and judgment are important to the Company’s success through the encouragement of the ownership of stock by such persons.

Under the Directors Plan, 350,000 shares of common stock are reserved for issuance upon the exercise of options granted. Each non-employee who serves as a member of the Company’s board of directors as of the effective date of the Directors Plan, and each non-employee who is elected or otherwise appointed as one of the Company’s directors thereafter, will receive a fully vested option to purchase 20,000 shares of stock. On the last day of each fiscal quarter while the Directors Plan is in effect, each non-employee director will receive an additional grant of an option to purchase 625 shares of stock. Further, in accordance with the Directors Plan, additional options may be granted to non-employee directors from time to time. Options to purchase 233,750 shares of common stock are outstanding at June 30, 2005 under the Directors Plan and 116,250 shares of stock are available to be granted in the future.

Options granted under the Directors Plan expire no later than ten years from the date of grant and are with limited exceptions exercisable as of the grant date.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock option activity under the Directors’ Plan for the periods indicated:

	2000 Plan	Weighted Average Exercise Price
Options outstanding as of June 30, 2002	152,500	$1.57

Granted	53,125	$1.21
Cancelled	(20,625)	$1.25
Exercised	—	$—

Options outstanding as of June 30, 2003	185,000	$1.51

Granted	34,375	$1.41
Cancelled	—	$—
Exercised	—	$—

Options outstanding as of June 30, 2004	219,375	$1.50

Granted	14,375	$1.93
Cancelled	—	$—
Exercised	—	$—

Options outstanding as of June 30, 2005	233,750	$1.52

Exercisable	233,750	$1.52

Available for future grant	116,250

The following table summarizes information about the Directors stock options outstanding under the Plan as of June 30, 2005:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ .92 to $1.11	12,500	7.50	1.02	12,500	1.02
$1.21 to $1.36	40,000	7.61	1.27	40,000	1.27
$1.40 to $1.85	174,375	6.42	1.59	174,375	1.59
$2.08 to $7.20	6,875	9.87	2.13	6,875	2.13
Totals	233,750			233,750

(7)	SHANK SERVICES ACQUISITION

On February 18, 2005, the Company acquired substantially all of the assets and related business of Shank Services, a Houston, Texas-based provider of commercial fueling and heavy haul transportation services for a purchase price of $8.3 million, which includes a $1.9 million performance based contingency and $0.6 million in acquisition costs. The Company acquired a fleet of 24 commercial fueling vehicles, including specialized fuel delivery, transport, oil and lubricant flatbed and tanker trucks and related support equipment; over 600 portable fuel and lubricant tanks with more than 500,000 gallons of capacity used by customers to store products provided by Shank Services; 15 heavy haul tractor-trailer units designed to transport heavy construction equipment and other over-sized loads weighing up to 250,000 pounds; a limited quantity of fuel and lubricant inventories; office and computer equipment and related specialized software technology; customer lists and agreements; certain other intangible assets; and outstanding customer accounts receivable. The Company did not assume any material Shank Services’ liabilities or debt.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the $8.3 million purchase price for the acquired assets and related business, $5.8 million was paid in cash at closing, $1.9 million of the purchase price is a contingent two-year deferred payment promissory note, and $0.6 million was incurred in acquisition costs. The payment of the promissory note is dependent on Shank Services meeting a specific target performance objective, and is subject to reduction up to the $1.9 million principal amount and accrued interest if the performance target is not achieved. Additionally, the Company will pay the previous owner 50% of collections on receivables deemed ineligible at the time of acquisition.

On January 25, 2005, in anticipation of closing the Shank Services acquisition in February 2005, the Company completed a $6.1 million private placement with a small group of institutions and other accredited investors to fund the acquisition, to develop its operations and for other general corporate purposes. The Company issued $6.1 million in 10%, five-year Senior Secured Notes that require six semi-annual principal payments commencing January 24, 2007 and a 40% balloon payment on January 24, 2010. The investors also received four year Warrants to purchase 866,200 shares of the Company’s common stock at an exercise price of $1.60 per share, including customary redemption and registration rights. In addition, 140,300 warrants with substantially similar terms were issued to the financing placement agent. These warrants were valued using a Black-Scholes Valuation Model and accounted for as a debt discount and a corresponding increase in shareholders’ equity. Results of Shank Services’ operations have been included in the consolidated financial statements since the February 18, 2005 acquisition date.

The purchase price of the acquisition at closing was less than the fair value of the assets, which created negative goodwill. As required under FASB Statement 141, “Business Combinations,” the negative goodwill has been offset against the contingent two-year deferred payment promissory note that was issued by the Company. The payment of the note is dependent on Shank Services achieving a specific performance objective through the fiscal year ended December 31, 2005 and will not be recorded as a liability by the Company until and unless the performance objective’s achievement is probable. Additionally, the holder of the note may elect to be paid up to 50% of the amount owed with the Company’s common stock, subject to certain ceilings imposed by the Company. Should the performance objective be achieved and payments due under the deferred payment promissory note become issuable, the Company will recognize the additional cost of the acquired entity and the related liability. The current estimate of negative goodwill as of the acquisition date is subject to further refinement based upon the ultimate resolution of contingent consideration.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To reflect the excess estimated fair value of tangible net assets acquired, the purchase price and the preliminary purchase price allocation are summarized as follows (in thousands):

Cash at closing	$5,797
Acquisition costs — direct	639
Contingent earnout	1,913
Total purchase price		$8,349

Less: Fair value of identifiable assets acquired:
Plant, property and equipment	$3,005
Accounts receivable	3,336
Inventory	150
Other current assets	17
Intangible assets	100
Fair value of identifiable assets acquired		$6,608
Less:
Contingent earnout not achieved		$1,913
Excess of cost over fair value of net assets acquired; negative goodwill, recorded as Note Payable on the Consolidated Balance Sheet at June 30, 2005		$(172)

The following unaudited pro forma condensed consolidated statements of operations have been prepared as if the acquisition of Shank Services had occurred at July 1, 2004 and July 1, 2003, respectively, (in thousands, except per share data).

	Year ended June 30, 2005	Year ended June 30, 2004

Fuel, tax and service revenue	$158,018	$125,453
Cost of fuel, tax and service	149,609	120,102
Gross Profit	$8,409	$5,351

Net loss	$(2,773)	$(4,585)

Basic net loss per share	$(0.35)	$(0.63)
Diluted net loss per share	$(0.35)	$(0.63)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Shank Services acquisition been consummated as of those dates, nor is it intended to be a projection of future results.

(8)	SIGNIFICANT CUSTOMERS

Revenues from one significant customer, the United States Postal Service, totaled $11.4 million or 8.4%, $9.5 million or 14%, and $8.5 or 16% of total revenues in the fiscal years ended June 30, 2005, 2004 and 2003, respectively. The Company’s current agreement with the United States Postal Service expires in August 2006.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	INCOME TAXES

The actual tax benefit of the Company for the years ended June 30, 2005, 2004 and 2003 differs from the statutory Federal tax rate of 34% due to the following (in thousands):

	Fiscal Year June 30, 2005	Fiscal Year June 30, 2004	Fiscal Year June 30, 2003

Expected benefit for income taxes at the statutory Federal income tax rate of 34%	$496	$237	$538
Net operating loss carryforward adjustment	–	133	–
Change in tax rate	(12)	172	–
State income taxes, net of federal benefit	53	59	37
Other	34	14	13
Nondeductible expenses	(10)	(12)	(9)
Deferred tax valuation allowance	(561)	(603)	(579)
Benefit (provision) for income taxes	$—	$—	$—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their income tax bases, and operating loss carryforwards.

The tax effects of temporary differences and operating loss carryforwards that give rise the significant portions of the deferred tax assets and liabilities at June 30, 2005 and 2004 are presented below (in thousands):

	June 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$5,995	$5,684
Asset basis adjustment for Reorganization	222	257
Allowance for doubtful accounts	–	170
Accrued expenses	131	42
Contributions carryover	2	2
Total gross deferred tax assets	6,350	6,155

Less: valuation allowance	(4,027)	(3,466)
Total deferred tax assets	2,323	2,689

Deferred tax liabilities:
Property and equipment	(2,286)	(2,666)
Software development costs	(1)	(23)
Allowance for doubtful accounts	(6)	–
Deductible contingent payment	(30)	–
Total deferred tax liabilities	(2,323)	(2,689)
Net deferred tax assets	$–	$–

Realization of deferred tax assets is dependent upon generating sufficient taxable income in future periods. SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if, based on management’s analysis, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the information available, management has determined that a $4,027,000 and $3,466,000 valuation allowance at June 30, 2005 and 2004, respectively, is necessary to reduce the deferred tax assets to the amount that will likely be realized.

The net change in the valuation allowance for the years ended June 30, 2005, 2004 and 2003 was an increase of $561,000, $603,000, $579,000, respectively. All increases to the valuation allowance during these periods were recorded through the provision for taxes. As of June 30, 2005, the Company has net operating loss carryforwards of approximately $15.1 million which will begin to expire in the year 2011.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	COMMITMENTS AND CONTINGENCIES

(a)	Operating Leases

Rent expense amounted to approximately $594,000, $480,000 and $496,000 for the years ended June 30, 2005, 2004 and 2003, respectively. The Company leases real property and equipment under operating leases that expire at various times through the year 2015. Future minimum lease payments under non-cancelable operating leases as of June 30, 2005 are (in thousands):

Year ended June 30,	Operating Lease Payments

2006	$728
2007	504
2008	488
2009	607
2010	32
Thereafter	76
$2,435

The Company was obligated to Stanley H. Streicher, the Company’s former President and Chief Executive Officer, under two operating leases covering property utilized for division truck yards and offices, one of which expired in April 2002. While the second lease does not expire until August 2015, Mr. Streicher sold the property covered by it to an unrelated third party in April 2003. In conjunction with the sale, Mr. Streicher assigned the lease to the purchaser of the property extinguishing any further obligation of the Company to Mr. Streicher under it. Rent expense paid to Mr. Streicher by the Company for the lease of its former corporate offices and the two division facilities was $0, $0 and $12,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

(b)	Governmental Regulation

Numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment and worker safety, affect the Company’s operations. Various federal, state and local agencies have broad powers under these laws, regulations and ordinances. In particular, the operation of the Company’s mobile fueling fleet and its transportation of diesel fuel and gasoline are subject to extensive regulation by the U.S. Department of Transportation (“DOT”) under the Federal Motor Carrier Safety Act (“FMCSA”) and the Hazardous Materials Transportation Act (“HMTA”). The Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, its services. On January 4, 2004, new federal safety rules took effect reducing the number of hours truck drivers can be on duty, including any time spent fueling their trucks or equipment. In addition, the Company depends on the supply of diesel fuel and gasoline from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations generally relating to the oil and gas industry. The Company cannot determine the extent to which its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company entered into an employment agreement with Richard E. Gathright on October 26, 2000 pursuant to which Mr. Gathright serves as President and Chief Executive Officer of the Company. The agreement has a term of three years, commencing on October 26, 2000, provides for an annual base salary of $300,000; participation, with other members of management, in a bonus program, whereby up to 10% of the Company’s pretax profits will be set aside for bonus payments; and the grant of 500,000 options to purchase shares of the Company’s common stock at a price of $1.50 per share. The agreement further provides that it may be terminated by the Company at any time and for any reason. If the agreement is terminated by the Company without cause, Mr. Gathright shall be due the greater of all base salary payable through the term of the agreement or eighteen months base salary. If the agreement is terminated for cause, as defined, Mr. Gathright will not be entitled to the severance payments specified. On September 25, 2003, the Company and Mr. Gathright amended the terms of the agreement extending it from three to four years and increasing his annual base salary to $323,000. Additionally, this agreement was amended and restated in March 2005 and now expires on February 28, 2006.

The Company has also entered into written employment agreements with certain other Company officers. The agreements vary in terms up to one year and automatically renew for successive periods unless notice of termination and severance are given by the Company prior to a renewal period.

(d)	Absence of Written Agreements

Most of the Company's customers do not have written agreements with the Company and can terminate the Company's services at any time and for any reason. If the Company were to experience a high rate of terminations, the Company's business and financial performance could be adversely affected.

(e)	Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, after consulting with legal counsel, no litigation or claims exist that should have a material effect on the consolidated financial position or results of operations of the Company as of June 30, 2005.

(f)
The Company paid $78,000, $71,500 and $60,500 for the years ended June 30, 3005, 2004 and 2003, respectively, to a provider of investor relations and public relations services whose Chief Executive Officer is a member of the Company’s Board of Directors.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	SUBSEQUENT EVENTS

H & W Acquisition

On October 1, 2005, the Company acquired H & W Petroleum Company, Inc. (“H & W”), a Houston-based marketer and distributor of lubricants, fuels and petroleum products, with additional operating locations in Lufkin, Freeport, Waco, Waxahachie and Longview, Texas. Immediately prior to the Company’s acquisition, H & W purchased the operating assets of Harkrider Distributing Company, Incorporated (“Harkrider”), also a Houston-based business related to H & W through some common shareholder ownership engaged in the marketing and distribution of dry cleaning solvents, chemicals and petroleum products. In addition to the operating locations of H&W, Harkrider has an operating location in Converse, Texas.

The adjusted purchase price of $5.964 million consists of a combination of (i) cash, (ii) the assumption of specified liabilities, and (iii) the issuance of two year 10% promissory notes totaling $2.463 million, which are subject to an earn out provision based on the performance of a combined H & W and Harkrider business after the acquisition. The price paid for H & W was adjusted by working capital and other closing adjustments, including the effect of the purchase of a limited amount of Harkrider inventory.

The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values.

Private Debt Placement

On September 1, 2005, the Company closed a $3.0 million private debt placement with institutional and other accredited investors to fund the H & W acquisition referred to above, develop its operations and for other general working capital purposes. The Company issued $3.0 million in 10% five-year Senior Secured Notes that require six semi-annual payments commencing on August 31, 2007 and a 40% balloon payment on August 31, 2010. In connection with the financing, the Company also issued four year warrants to purchase a total of 360,000 shares of the Company’s common stock at an exercise price of $2.28 per share, including customary redemption and registration rights.

Amendment of Credit Facility

Concurrently with the October 1, 2005 H & W Acquisition, in order to finance the acquired accounts receivable and inventory, the Company and its primary lender amended the credit facility. Among other changes, the amendment (1) added H & W as a borrower; (2) increased the facility to $20 million; (3) provided financing for the newly acquired and ongoing accounts receivable and inventory resulting from the H & W Acquisition; (4) extended the term of the original loan and security agreement to September 26, 2007; (5) reduced the interest rate to prime plus 0.75% per annum; (6) replaced the effective net worth covenant with a maximum capital expenditures covenant; and (7) lowered the fixed charge coverage ratio covenant to 1.0 to 1.0 and made such covenant effective only when there is less than $3 million available on the facility.

Exercise of Warrants

Between July 1, 2005 and October 1, 2005 approximately 243,000 warrants issued in connection with the August 2003 promissory notes were exercised at a price of $1.00 per share, resulting in cash proceeds of approximately $243,000. Additionally, between July 1, 2005 and October 1, 2005, approximately 569,000 warrants issued in connection with the January 2005 notes were exercised at a price of $1.60 per share, resulting in cash proceeds of approximately $911,000.