Form 10-Q
period 2005-09-30
STREICHER MOBILE FUELING INC
filed 2005-11-14
CIK 1024452

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes  ☐ No  ☒

As of November 8, 2005 there were 9,766,762 shares of the registrant’s common stock outstanding.

STREICHER MOBILE FUELING, INC.

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

Part I	Financial Information:

	Item 1.	Condensed Unaudited Consolidated Financial Statements

		Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and June 30, 2005	3

		Condensed Unaudited Consolidated Statements of Operations for the three-months ended September 30, 2005 and 2004	4

		Condensed Unaudited Consolidated Statements of Cash Flows for the three-months ended September 30, 2005 and 2004	5

		Notes to Condensed Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.	Controls and Procedures	23

Part II	Other Information

	Items 1. thru 6.		24

	Signature Page		25

	Certifications		26 - 28

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND JUNE 30, 2005
( in 000’s, except share and per share data)

ASSETS	September 30, 2005 (Unaudited)	June 30, 2005
Current assets:
Cash and cash equivalents	$1,657	$4,108
Accounts receivable, less allowances of $1,975 and $1,806	22,426	14,129
Inventories	603	495
Prepaid expenses and other current assets	342	660
Total current assets	25,028	19,392

Property and equipment, net	9,325	9,555
Deferred debt costs, net	1,045	991
Other assets	181	187

Total assets	$35,579	$30,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank line of credit payable	$3,353	$4,801
Accounts payable and other liabilities	9,908	7,345
Current portion of long-term debt	1,385	1,385
Total current liabilities	14,646	13,531

Long-term liabilities:
Promissory notes, net of unamortized debt discount of $2,497 and $2,056	11,450	9,584
Note payable	178	172
Long-term debt, net	11,628	9,756

Total liabilities	26,274	23,287

Shareholders’ equity:
Common stock, par value $.01 per share; 50,000,000 shares authorized; 9,766,762 and 8,953,444 issued and outstanding at September 30, 2005 and June 30, 2005, respectively	98	90
Additional paid-in capital	18,169	16,325
Accumulated deficit	(8,962)	(9,577)
Total shareholders’ equity	9,305	6,838

Total liabilities and shareholders’ equity	$35,579	$30,125

See accompanying notes to condensed unaudited consolidated financial statements.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED
SEPTEMBER 30, 2005 and 2004
(in 000’s, except share and per share data)

	2005	2004

Petroleum product sales and service revenues	$46,196	$22,731
Fuel taxes	7,443	6,178
Total revenues	53,639	28,909

Cost of petroleum product sales and service	42,383	20,931
Fuel taxes	7,443	6,178
Total cost of sales	49,826	27,109

Gross profit	3,813	1,800

Selling, general and administrative expenses	2,534	1,123

Operating income	1,279	677

Interest expense	(675)	(382)
Interest and other income	11	—

Income before income taxes	615	295

Income tax expense	—	—
Net income	$615	$295

Basic net income per share	$0.07	$0.04
Diluted net income per share	$0.06	$0.04

Basic weighted average common shares outstanding	9,339,196	7,331,945
Diluted weighted average common shares outstanding	10,197,828	7,869,780

See accompanying notes to condensed unaudited consolidated financial statements.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 and 2004
(in 000’s)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$615	$295
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization:
Cost of sales	336	271
Sales, general, and administrative	66	44
Amortization of deferred debt costs	92	55
Amortization of debt discount	164	81
Amortization of stock compensation expense	92	—
Gain on disposal of asset	(11)	—
Provision for allowance for doubtful accounts	200	15
Changes in operating assets and liabilities:
Increase in restricted cash	—	(28)
Increase in accounts receivable	(8,497)	(2,389)
Decrease in inventories, prepaid expenses, and other assets	200	153
Increase in accounts payable and other liabilities	2,571	611
Net cash used in operating activities	(4,172)	(892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(185)	(57)
Proceeds from disposal of property and equipment	40	—
Other	(2)	—
Net cash used in investing activities	(147)	(57)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	3,000	—
Net (repayments) borrowings on line of credit payable	(1,448)	1,359
Proceeds from exercise of common stock warrants and options	1,155	95
Payments of debt issuance costs	(146)	—
Principal payment on promissory notes	(693)	—
Net cash provided by financing activities	1,868	1,454

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	(2,451)	505
CASH AND CASH EQUIVALENTS, beginning of period	4,108	2,708
CASH AND CASH EQUIVALENTS, end of period	$1,657	$3,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-
Interest	$380	$71
Income taxes	$—	$—
Supplemental Cash Flow Information of Non-Cash Activities:

In the period ended September 30, 2005, the Company recorded unamortized debt discount of $605 related to the valuation of the common stock warrants issued in connection with its September 2005 issuance of private placement debt.

See accompanying notes to condensed unaudited consolidated financial statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

Streicher Mobile Fueling, Inc., a Florida corporation (the “Company”) was formed in 1996.

The Company provides commercial mobile and bulk fueling; integrated out-sourced fuel management; packaging, distribution and sale of lubricants; transportation logistics and emergency response services. The Company’s fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems; and distributes a wide variety of specialized petroleum products, lubricants and chemicals to refineries, manufacturers and other industrial customers. In addition, the Company’s fleet of special duty tractor-trailer units provides heavy and ultra-heavy haul transportation logistics services over short and long distances to customers requiring the movement of over-sized and/or over-weight equipment and heavy manufactured products. At September 30, 2005, the Company was conducting operations in California, Florida, Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Texas, Virginia and Washington, D.C.

The Company has historically generated substantially all of its revenues from commercial mobile and bulk fueling and integrated out-sourced fuel management services. As a result of the Shank Services and H & W Petroleum Company, Inc. acquisitions, discussed below, the Company now generates revenues from packaging, distribution and sales of lubricants and chemicals and transportation logistic services in addition to commercial mobile and bulk fueling and fuel management services. Revenues are comprised primarily of delivery service charges; the related sale of diesel fuel, gasoline, lubricants and chemicals; and charges for transportation logistics services. Cost of sales is comprised primarily of the cost of fuel, lubricants and chemicals and direct operating expenses. Included in both revenues and cost of sales are federal and state fuel taxes, which are collected by the Company from customers, when required, and then remitted to the appropriate taxing authorities.

The Company’s commercial mobile fueling operations include the use of its patented proprietary electronic fuel tracking control system to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. The Company makes a majority of the commercial mobile and bulk fueling service deliveries on workdays, Monday through Friday, to coincide with customers’ fuel service requirements. Thus, the number of workdays in any given month will impact the quarterly financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset during a fiscal year by emergency mobile fueling services and fuel deliveries resulting from impending or actual severe meteorological or geological events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes.

In February 2005 the Company acquired substantially all of the assets and business operations of Shank C&E Investments, L.L.C. (“Shank Services”) a Houston, Texas based provider of commercial fuel, petroleum lubricants distribution and sales and heavy haul transportation services. Shank Services, which conducts its operations through the Company’s subsidiary, SMF Services, Inc., generates revenues from the sale of commercial fuel, petroleum lubricants and heavy haul operations.

On October 1, 2005, the Company acquired all of the stock of H & W Petroleum Company, Inc. (“H & W”), a Houston, Texas based marketer and distributor of lubricants, commercial fuels and petroleum products. Immediately prior to the consummation of this transaction, H & W acquired the operating assets of Harkrider Distributing Company, Incorporated (“Harkrider”), a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products, which was related to H & W through some common shareholder ownership (together with the acquisition of the shares of H & W, the “H & W Acquisition”). In addition to providing service to the greater Houston metropolitan area, the combined H & W and Harkrider operations also serve the Dallas/Fort Worth, Freeport, Longview, Lufkin, San Antonio, and Waco markets in Texas.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(2)	BASIS OF PRESENTATION

The condensed unaudited consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiaries, SMF Services, Inc. and Streicher Realty, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed unaudited financial statements do not include the accounts of H & W Petroleum Company, Inc. which the Company acquired on October 1, 2005.

The condensed unaudited consolidated financial statements included herein have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current period presentation. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending June 30, 2006. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

(3)    LINE OF CREDIT PAYABLE

The Company has a three-year $10 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (prime plus 1.75% at September 30, 2005) and outstanding borrowings under the line are secured by substantially all of the Company assets other than its truck fleet and related equipment. The credit facility maturity was extended by mutual consent of the Company and the financial institution from September 25, 2005 to September 25, 2006. Although the line of credit expires on September 25, 2006, it is classified as a current liability due to certain provisions in the agreement related to subjective acceleration clauses and due to an agreement requiring the Company to maintain a lockbox arrangement whereby cash deposits are automatically utilized to reduce amounts outstanding under the line of credit.

In February 2005, the Company and its bank line of credit lender amended the loan and security agreement for the credit facility in connection with the Company’s issuance of the 2005 Notes and the Shank Services acquisition. This amendment (1) lowered the requirements on the fixed charge covering ratio; (2) eliminated the effective net worth requirement except when availability is below $1.0 million; (3) extended the term to September 25, 2006; (4) reduced the unused line fee from .75% to .25% after September 25, 2005; and (5) imposes a .50% fee if the Company terminates the line of credit after September 26, 2005, but prior to September 26, 2006.

Concurrently with the October 1, 2005 H & W Acquisition, in order to finance the acquired accounts receivable and inventory, the Company and its bank line of credit lender amended the credit facility. Among other changes, the amendment (1) added H & W as a borrower; (2) increased the facility to $20 million; (3) provided financing for the acquired and ongoing accounts receivable and inventory resulting from the H & W Acquisition; (4) extended the term of the original loan and security agreement to September 26, 2007; (5) reduced the interest rate to prime plus 0.75% per annum; (6) eliminated the effective net worth covenant; and (7) lowered the fixed charge coverage ratio covenant to 1.0 to 1.0 and made such covenant effective only when there is less than $3 million available on the facility.

As of September 30 2005 and June 30, 2005, the Company had outstanding borrowings of $3.4 and $4.8 million, respectively, under its $10 million bank line of credit. Based on eligible receivables outstanding at September 30, 2005, the Company had $6.6 million of cash availability on its bank line of credit, and was in compliance with all financial covenants required by the loan and security agreement.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(4)	NET INCOME PER SHARE

Basic income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

At September 30, 2005 and 2004, there were 3,926,525 and 4,574,511, respectively, of common stock equivalents outstanding consisting of employee, director and unrelated third party stock options and common stock warrants at prices ranging from $0.86 to $9.49 per share. For the period ended September 30, 2005 and 2004, 858,632 and 537,835, respectively, of these outstanding common stock equivalents were dilutive and were included in the computation of diluted net income per share.

For the period ended September 30, 2005, the Company earned net income of $615,000 or $0.07 and $0.06 per basic and diluted share, respectively. For the period ended September 30, 2004 the Company earned $295,000 or $0.04 per basic or diluted share.

(5)    STOCK-BASED COMPENSATION

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

Under the 1996 Plan 500,000 shares of common stock are reserved for issuance upon exercise of options granted. Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options, with the amount reserved being increased each year by ten percent of the total shares subject to the 2000 Plan at the end of the previous calendar year. Options to purchase 0 shares of stock are available to be granted under the 1996 Plan and options to purchase 195,300 shares of stock are available to be granted under the 2000 Plan. The Board of Directors has determined that no additional options will be granted under the 1996 Plan.

Options granted under the 1996 Plan and the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant. Options granted under the 1996 Plan and the 2000 Plan are not exercisable after the period or periods provided in the respective option agreements.

Information concerning both the 1996 and 2000 employee stock option plans for the three months ending September 30, 2005 is summarized as follows:

	Shares	Weighted average exercise price
Outstanding July 1, 2005	1,206,152	$1.78
Granted	120,000	$2.29
Exercised	(800)	$1.24
Terminated	(15,700)	$2.60
Outstanding September 30, 2005	1,309,652	$1.82
Exercisable September 30, 2005	873,852	$1.85

The weighted average remaining contractual life for employee stock options outstanding and exercisable at September 30, 2005 is 6.5 years and 5.1 years, respectively. The weighted average remaining contractual life for 1,214,282 options vested or expected to vest in future periods at September 30, 2005 is 6.2 years with a weighted average exercise price of $1.84.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s nonvested employee stock options as of September 30, 2005 is presented below:

	Shares	Weighted average grant-date fair value
Nonvested at July 1, 2005	319,000	$1.51
Granted	120,000	$2.03
Vested	—	—
Forfeited	(3,200)	$1.27
Nonvested at September 30, 2005	435,800	$1.65

The Company adopted effective as of May 2001 a separate stock option plan for non-employee members of the Company’s Board of Directors (the “Directors Plan”). The purpose of the Directors Plan is to provide an additional incentive to attract and retain qualified competent directors whose efforts and judgment are important to the Company’s success by encouraging ownership of stock by such persons.

Under the Directors Plan, 350,000 shares of common stock are reserved for issuance upon the exercise of options granted. Each non-employee who serves as a member of the Company’s board of directors as of the effective date of the Directors Plan, and each non-employee who is elected or otherwise appointed as one of the Company’s directors thereafter, will receive a fully vested option to purchase 20,000 shares of stock. On the last day of each fiscal quarter while the Directors Plan is in effect, each non-employee director will receive an additional grant of an option to purchase 625 shares of stock. Further, in accordance with the Directors Plan, additional options may be granted to non-employee directors from time to time. Options to purchase 257,500 shares of common stock are outstanding at September 30, 2005 under the Directors Plan and 92,500 shares of stock are available to be granted in the future. The weighted average grant date fair-value of director options granted during the three months ended September 30, 2005 was $1.87.

Options granted under the Directors Plan expire no later than ten years from the date of grant and are with limited exceptions exercisable as of the grant date. All outstanding options as of September 30, 2005 are vested. The weighted average remaining contractual life for the outstanding and vested director stock options is 6.8 years.

Information concerning the Director stock option plan for the three months ending September 30, 2005 is summarized as follows:

	Shares	Weighted average exercise price
Outstanding July 1, 2005	233,750	$1.52
Granted	23,750	$2.81
Exercised	—	—
Terminated	—	—
Outstanding September 30, 2005	257,500	$1.64
Exercisable September 30, 2005	257,500	$1.64

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation granted to employees. The Company adopted SFAS 123R on July 1, 2005 using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after July 1, 2005 and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to July 1, 2005 that remain unvested on July 1, 2005. The amortization of stock compensation expense for the three months ended September 30, 2005 was $92,000 and is included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statement of Operations. The effect of this accounting change is reflected prospectively; therefore no stock based employee compensation expense was recognized in the Company’s Condensed Consolidated Statement of Operations for the three months ended September 30, 2004. As a result of adopting SFAS 123R, there was a reduction of net income for the three months ended September 30, 2005 of $92,000 and a reduction in basic and diluted income per share of $0.01. There was no effect on cash flow from operations or cash flow from financing activities. Supplemental disclosure, as if the change had been retroactively applied is as follows (dollars in thousands, except share data):

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended September 30,
		2004
Net income, as reported		$295

Stock-based employee compensation expense included in reported net income		$—

Stock-based employee compensation expense not included in reported net income		$(31)

Net income - pro forma		$264

Basic net income per share - as reported		$0.04

Basic net income per share - proforma		$0.04

Diluted net income per share - as reported		$0.04

Diluted net income per share - proforma		$0.03

Assumptions:
	2005	2004
Risk free interest rate	4.3%	3%
Dividend yield	0%	0%
Expected volatility	110%	100%
Expected life	7.8 years	10 years

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the above table. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the rate for U.S. Treasury bonds. As of September 30, 2005 there was $484,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The fair value of the stock options are expensed on a straight-line basis over the vesting period..

(6)    LONG TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2005	June 30, 2005
September 2005 promissory notes (the “September 2005 Notes) (10% interest due semi-annually, February 28 and August 31); principal payments of $300,000 due beginning August 31, 2007, semi-annually on August 31 and February 28; balloon payment of $1,200,000 due at maturity on August 31, 2010; effective interest rate of 18.9% includes cost of warrants and other debt issue costs	$3,000	$—

January 2005 promissory notes (the “January 2005 Notes”) (10% interest due semi-annually, July 24 and January 24); principal payments of $610,000 due beginning January 24, 2007, semi-annually on January 24 and July 24; balloon payment of $2,440,000 due at maturity on January 24, 2010; effective interest rate of 19.6% includes cost of warrants and other debt issue costs	6,100	6,100

August 2003 promissory notes (the August 2003 Notes) (10% interest due semi-annually, December 31 and June 30); principal payments of $692,500 due beginning August 28, 2005, semi-annually on August 28 and February 28; balloon payment of $2,770,000 due at maturity on August 28, 2008; effective interest rate of 23.7% includes cost of warrants and other debt issue costs	$6,232	$6,925

Note Payable (contingent deferred promissory note subject to earn-out provisions related to Shank Services acquisition if payable, due March 31, 2007)	178	172

Unamortized debt discount, net of amortization	(2,497)	(2,056)

Less: current portion	(1,385)	(1,385)

Long-term debt, net	$11,628	$9,756

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 2005 Promissory Notes

On September 1, 2005, the Company closed a $3.0 million private debt placement (the “September 2005 Notes”) with institutional and other accredited investors to fund the H & W acquisition referred to above, develop its operations and for other general working capital purposes. The Company issued $3.0 million in 10% five-year Senior Secured Notes that require six semi-annual payments commencing on August 31, 2007 and a 40% balloon payment on August 31, 2010. The September 2005 Notes are redeemable by the Company, in whole or in part, by payment of a percentage of the principal amount, together with accrued but unpaid interest, if any, as follows: September 1, 2005 - August 31, 2006, 102%; September 1, 2006 - August 31, 2007, 101%; and September 1, 2007 - August 31, 2010, 100%. In connection with the financing, the Company also issued four year warrants to purchase a total of 360,000 shares of the Company’s common stock at an exercise price of $2.28 per share, including customary redemption and registration rights. These warrants were valued at $605,000 and are being amortized over the four-year life of the Notes.

Other

Unamortized debt discounts of $2,497,000 at September 30, 2005 and $2,056,000 at June 30, 2005 were recorded in connection with the August 2003 Notes, January 2005 Notes and September 2005 Notes and are being amortized as interest expense over the respective term of the debt issued under the effective interest method. These are non-cash discounts related to the valuation of the common stock warrants issued to the note holders and the placement agent in the financing transactions that do not reduce the amount of principal cash repayments required to be made by the Company for the outstanding balance of $13.947 million and $11.640 million of the notes at September 30 and June 30, 2005, respectively. The common stock warrants were valued using the Black-Scholes option pricing model and recorded as an increase to additional paid in capital.

The Company’s debt agreements for its line of credit facility and for the August 2003 Notes, January 2005 Notes and September 2005 Notes have covenants establishing certain financial requirements and operating restrictions. The Company’s failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate the Company’s debt repayment obligations under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements. A default under any of the debt agreements would have a material adverse effect on the Company’s liquidity and capital resources. At September 30, 2005 the Company was in compliance with all covenants required by the debt agreements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(7)    SHAREHOLDERS’ EQUITY

For the three-month period ended September 30, 2005 shareholder’s equity increased by $2,467,000 due to: (1) $1,155,000 in proceeds realized from the exercise of warrants related to the issuance of the January 2005 Notes and the August 2003 Notes, which exercises were at prices ranging from $1.00 to $1.60; (2) $605,000 from the valuation of warrants issued in connection with the September 2005 Notes; and (3) $615,000 in net income for the period. The following reflects the change in shareholders equity for three-month period ended September 30, 2005 (in thousands):

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity

June 30, 2005	$90	$16,325	$(9,577)	$6,838

Exercise of options and warrants	8	1,147	—	1,155

Issuance of warrants	—	605	—	605

Amortization of stock compensation expense	—	92	—	92

Net income	—	—	615	615

September 30, 2005	$98	$18,169	$(8,962)	$9,305

(8)    H & W PETROLEUM COMPANY, INC. ACQUISITION

On October 1, 2005, the Company acquired all of the stock of H & W Petroleum Company, Inc. (“H & W”), a Houston, Texas based marketer and distributor of lubricants, commercial fuels and petroleum products. Immediately prior to the consummation of this transaction, H & W acquired the operating assets of Harkrider Distributing Company, Incorporated (“Harkrider”), a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products, which was related to H & W through some common shareholder ownership (together with the acquisition of the shares of H & W, the “H & W Acquisition”). In addition to providing service to the greater Houston metropolitan area, the combined H & W and Harkrider operations also serve the Dallas/Fort Worth, Freeport, Longview, Lufkin, San Antonio, and Waco markets in Texas.

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

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The purchase price of approximately $6.3 million, which was based on a multiple of 4.5 times a projected annualized EBITDA (earnings before interest, taxes, depreciation and amortization - a non-GAAP financial measure) of approximately $1.4 million, was adjusted to $5.964 million at closing by working capital and other closing adjustments. The purchase price was paid with a combination of cash, the assumption of specified liabilities and the issuance of two year 10% promissory notes totaling $2.463 million, which are subject to an earn out provision based on the performance of H & W and Harkrider after the H & W acquisition. The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values. Due to the recent nature of the transaction, it is not yet practicable to include additional disclosures required under SFAS 141.

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

The forward-looking statements include, but are not limited, to the following:

•
Our beliefs regarding our position in the commercial mobile fueling and bulk fueling; lubricant and chemical packaging, distribution and sales; integrated out-sourced fuel management services; and transportation logistics markets

•	Our strategies, plan, objectives and expectations concerning our future operations, cash flows, margins, revenues, profitability, liquidity and capital resources

•	Our efforts to improve operational, financial and management controls and reporting systems and procedures

•	Our plans to expand and diversify our business through acquisitions of existing companies or their operations and customer bases

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We caution readers of this report that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors discussed under the caption “Certain Factors Affecting Future Operating Results,” included in the Company’s filing on Form 10-K for the fiscal year ended June 30, 2005, and in this Form 10-Q could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	future net losses

•	adverse consequences relating to our outstanding debt

•
ability to pay interest and principal on our bank line of credit; the $6.232 million of August 2003 Notes; the $6.1 million of January 2005 Notes; and the $3.0 million of September 2005 Notes and to pay our accounts payable and other liabilities when due

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

•
ability to integrate the Shank Services and H & W operations into our existing operations and to enhance the profitability of the integrated businesses through joint operating efficiencies and improved management

•	ability to execute our acquisition and diversification strategy and obtain sufficient capital to acquire additional businesses and support the infrastructure requirements of a larger combined company

•	competition from other providers of similar services

Overview

We have historically generated substantially all of our revenues from commercial mobile and bulk fueling and integrated out-sourced fuel management services. As a result of the acquisitions of Shank Services and H & W (as of October 1, 2005), including the assets of Harkrider, we now generate revenues from the packaging, distribution and sales of lubricants, other petroleum products and chemicals and transportation logistic services in addition to a substantially greater volume of commercial mobile and bulk fueling and fuel management services. Revenues are comprised primarily of delivery service charges; the related sale of diesel fuel, gasoline and lubricants products; and charges for heavy haul and ultra-heavy haul transportation logistics services. Cost of sales is comprised primarily of the cost of fuel and lubricants and direct operating expenses. Included in both revenues and cost of sales are federal and state fuel taxes, which are collected by us from customers, when required, and then remitted to the appropriate taxing authorities.

We generally provide our commercial mobile fueling and other services at a competitive rate for those services plus the cost of products and procurement based on market prices of fuels and lubricants. As a result, revenue levels for much of our operations are largely dependent on the upward or downward movement of petroleum product prices in each market and are not as significantly influenced by the revenues derived from the service component of our fuel and lubricant based business. Although dramatic fuel price volatility can affect customers’ demand for fuel and increase the fuel costs of operating our fleet of trucks and equipment, our gross profit on sales is generally not directly affected by fuel price fluctuations since we pass on fuel price changes to our customers and charge for our services on a per gallon basis based on a targeted rate per hour. While there may be a perceived correlation between customer resistance to payment of higher service charges when fuel prices rise sharply, as they have recently, we believe that we are marketing labor savings, fuel theft reduction and other services which reduce or limit the overall cost of our customers’ fuel supply. We also believe that higher fuel prices should not have a long-term effect on our margins. During the fiscal year ended June 30, 2005 and the three months ended September 30, 2005, market prices for fuel were significantly higher than in the two prior fiscal years. Delivered volumes in the current three-month period increased primarily due to the addition of new accounts, market expansion, the acquisition of Shank Services business and the increase in emergency response services related to Hurricanes Dennis, Katrina and Rita in Florida and the Gulf Coast Region. The increase in revenues, while significantly greater, is not as meaningful as the increase in volume since we pass through petroleum product price increases to our customers.

We believe that significant opportunities exist to expand our services business, including commercial mobile and bulk fueling; integrated out-sourced fuel management; the packaging, distribution and sale of lubricants and chemicals; emergency response services; and transportation logistics services. The growth of our petroleum related services would result in increased volumes of fuel and lubricants sold and delivered. Our marketing and sales function is responsible for growing our business. This growth is dependent upon a number of business and economic factors, including the success of our sales and marketing and other business strategies; availability of sufficient acceptable margin business in new and existing markets; retention of qualified personnel to provide the level of service required by customers; generation of acceptable cash flow from operating activities; sufficiency of debt or equity capital to meet our financing requirements; and changes in market conditions in the related transportation or petroleum industries, some of which factors are beyond our control.

The following table provides selected comparative financial information for the three month periods ended September 30, 2005 and 2004:

(All amounts in thousands of dollars, except share and volume data)

	Three-Month Periods Ended (Unaudited)		Increase
	9/30/2005(1)	9/30/2004	$	%

Total revenues	$53,639	$28,909	$24,730	86%
Gross profit	3,813	1,800	2,013	112%
Operating income	1,279	677	602	89%
Net income	615	295	320	108%
EBITDA [2,5]	1,784	992	792	80%

Basic net income per share	$0.07	$0.04	$0.03	75%
Diluted net income per share	$0.06	$0.04	$0.02	50%

Basic weighted average shares outstanding	9,339,196	7,331,945	2,007,251	27%
Diluted weighted average shares outstanding	10,197,828	7,869,780	2,328,048	30%

Depreciation and amortization [3]	$402	$315	$87	28%

Gallons sold (in thousands)	20,819	15,153	5,666	37%
Average net margin per gallon (in cents) [4]	19.9	13.7	6.2	45%

[1]
Reflects the Company’s September 1, 2005 issuance of $3,000,000 in Five Year 10% Senior Subordinated Notes (the “September 2005 Notes”) and 360,000 four year stock purchase warrants at $2.28 per share but does not reflect the October 1, 2005 acquisition of H & W, certain assets of which secure the payment of the September 2005 Notes.

[2]	Earnings before interest, taxes, depreciation and amortization and amortization of stock compensation expense
[3]	Depreciation and amortization included in cost of sales was $336,000 and $271,000 for the respective periods
[4]	Net margin per gallon equals gross profit plus cost of sales depreciation and amortization divided by number of gallons sold
[5]	See non-GAAP measure EBITDA Reconciliation Table as follows:

Non-GAAP Measure Reconciliation - EBITDA Reconciliation Table

	3 Months Ended
			Increase	Increase
	9/30/2005	9/30/2004	$	%

Net income	$615	$295	$320	108%
Add back:
Interest, net	675	382	293	77%
Depreciation and amortization:
Cost of sales	336	271	65	24%
Sales, general and administrative	66	44	22	50%
Amortization of stock compensation expense	92	—	92	—
EBITDA	$1,784	$992	$792	80%

In the quarter ended September 30, 2005, our gross profit, operating income and net income increased over the same period in the prior year by $2,013,000, $602,000 and $320,000, respectively. These improvements primarily relate to a higher net margin per gallon and a 37% increase in net new business (defined as the incremental change in the volume delivered and sold) as discussed below.

Commercial mobile and bulk fueling services business continues to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved (“net margin per gallon” is defined as gross profit plus depreciation included in cost of sales divided by gallons sold). We increased our net new business in the current year quarter by 5.7 million gallons to 20.8 million gallons, or 37%, over 15.2 million gallons in the prior year quarter.

For the three months ended September 30, 2005, our net margin per gallon increased to 19.9 cents per gallon compared to 13.1 and 13.7 cents per gallon for the fourth quarter ended June 30, 2005 and first quarter ended September 30, 2004, respectively. This increase resulted from overall higher margins for the services we provide, the 5.7 million gallons of net new business and the emergency response mobile fueling and delivery service related to Hurricanes Dennis, Katrina and Rita that affected Florida and the Gulf Coast region. There can be no assurance that the net margin improvement trend will continue in the future or that margins will not decrease as the result of increased competition or customer resistance to higher prices for our services and/or reduction in emergency response services.

Earnings before interest, taxes, depreciation and amortization and amortization of stock compensation expense, “EBITDA”, a non-GAAP measure, improved by $0.8 million to $1.8 million for the current quarter compared to the prior year quarter of $992,000, an 80% increase. This increase related primarily to a higher net margin per gallon of 6.2 cents.

EBITDA is determined before providing for debt service payments and capital expenditures. EBITDA, while a non-GAAP measure, is a key indicator used by management and the financial community to gauge financial performance of the actual operations of a business without considering the impact of non-cash charges for equipment aging, debt financing expenses, stock compensation expense and income taxes. EBITDA isolates actual financial performance of operations independent of the utilization of capital resources, level of debt financing and the tax position of the business owning those operations.

We believe that pricing for commercial mobile and bulk fueling and fuel management services will continue to increase as below cost pricing by competitors for similar services declines, and existing and new customers recognize that our services represent a net cost savings when compared to other refueling alternatives.

Capital Resources and Liquidity

At September 30, 2005 and June 30, 2005, we had a total of cash and cash availability on our line of credit of $8.3 million and $9.3 million, respectively.

On September 1, 2005, we closed a $3.0 million private debt placement with institutional and other accredited investors (the “September 2005 Notes”) to fund the H & W Acquisition, develop our operations and for other general working capital purposes. We issued $3.0 million in 10% five-year Senior Secured Notes that require six semi-annual payments commencing on August 31, 2007 and a 40% balloon payment on August 31, 2010. The September 2005 Notes are redeemable by us, in whole or in part, by payment of a percentage of the principal amount, together with accrued but unpaid interest, if any, as follows: September 1, 2005 - August 31, 2006, 102%; September 1, 2006 - August 31, 2007, 101%; and September 1, 2007 - August 31, 2010, 100%. In connection with the financing, we also issued four year warrants to purchase a total of 360,000 shares of our common stock at an exercise price of $2.28 per share, including customary redemption and registration rights.

In January 2005, we raised $6.1 million from the issuance of five-year 10% promissory notes (the “January 2005 Notes”) and 1,006,500 four-year warrants to purchase our common stock at $1.60 per share. The funding provided by the January 2005 Notes was used for the Shank Services acquisition and for other general corporate purposes. The January 2005 Notes are secured by a first priority security interest in the Shank Services assets.

In August 2003, we raised $6.925 million from the issuance of five-year 10% promissory notes (the “August 2003 Notes”) and 2,008,250 five-year warrants to purchase the Company’s common stock at $1.00 per share. The August 2003 Notes are collateralized by a first priority security interest in our truck fleet and related equipment and by the patents on our proprietary fuel management system. The liquidity impact of this financing transaction was the repayment of all outstanding equipment and subordinated debt; the generation of $2.8 million of additional working capital for business expansion; and a $2.8 million improvement in cash flow resulting from a moratorium of principal payments during the first two years of the five-year term of the August 2003 Notes. We made our first semi-annual principal payment on August 28, 2005.

The September 2005, January 2005 and August 2003 financings significantly strengthened our financial position, enabling us to achieve a stronger balance sheet as well as to improve cash flow as a result of the two-year moratorium on principal payments under all the financings. We believe that this has enhanced our business credibility with present and prospective customers, fuel suppliers, trade creditors, other lenders and the investment community, as well as our ability to compete more effectively.

During the quarter ended September 30, 2005, we recorded an increase in shareholders’ equity of $0.6 million for the value of the 360,000 warrants issued in connection with the September 2005 Notes. Also, during the quarter ended September 30, 2005 warrants issued in connection with the January 2005 Notes and August 2003 Notes were exercised resulting in cash proceeds of approximately $1.2 million.

Our debt agreements have covenants establishing certain financial requirements and operating restrictions. Our failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements, which would have a material adverse effect on our liquidity and capital resources.

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

During the three months ended September 30, 2005, our cash used in operating activities was $4.2 million compared to $0.9 million in the prior year, representing a change of $3.3 million. This use of working capital primarily related to the net increase in accounts receivable of $6.1 million offset by other operating activities netting to the $3.3 million change. The higher receivable balance at September 30, 2005 compared to June 30, 2005, was principally due to increased billings for September emergency response services due to Hurricanes Dennis, Katrina and Rita.

Our material financial commitments, other than fuel purchases, payroll and general expenses, primarily relate to maintaining our bank line of credit and servicing the September 2005 Notes, the January 2005 Notes and August 2003 Notes.

Our liquidity and ability to meet financial obligations is dependent on, among other things, the generation of cash flow from operating activities; obtaining or maintaining sufficient trade credit from vendors; complying with our debt covenants; and/or raising any required additional capital through the issuance of debt or equity securities or additional borrowings.

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

$10 Million Three-Year Credit Facility

As of September 30, 2005, we had a three-year $10 million credit facility with a national financial institution, which permitted us to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (at an annual rate of prime plus 1.75 % at September 30, 2005) and outstanding borrowings under the line of credit are secured by substantially all of our assets other than our truck fleet and related equipment. As of September 30, 2005, the maturity date of the line of credit was September 25, 2006.

In August 2003, the loan and security agreement for the credit facility was amended in connection with the August 2003 financing which (1) released the lender’s lien on patents, patent rights and patent applications; (2) increased the unused line of credit fee by .50%; (3) revised the effective book net worth covenant to include the August 2003 Notes in its calculation; (4) established a covenant to maintain a minimum cumulative quarterly fixed charge coverage ratio as defined in the amended loan agreement; (5) established a covenant to maintain a minimum excess availability of $500,000; and (6) eliminated the loan prepayment fee. We utilized a portion of the proceeds of the August 2003 Notes to pay down the line of credit. The proceeds that were used to pay down the outstanding line of credit balance are available to us for future working capital purposes.

On February 18, 2005, the credit facility was again amended in connection with the issuance of the January 2005 Notes and the Shank Services acquisition. This amendment (1) lowered the requirements on the fixed charge covering ratio; (2) eliminated the effective net worth requirement except when availability is below $1.0 million; (3) extended the term to September 25, 2006; (4) reduced the unused line fee from .75% to .25% after September 25, 2005, and (5) imposes a .50% fee if we terminate the line of credit after September 26, 2005, but prior to September 26, 2006.

As of September 30, 2005 and June 30, 2005, we had outstanding borrowings of $3.4 and $4.8 million, respectively, under our $10 million bank line of credit. Based on eligible receivables outstanding at September 30, 2005, we had $6.6 million of cash availability on the line of credit, and we were in compliance with all financial covenants required by the loan and security agreement.

Concurrently with the October 1, 2005 H & W Acquisition, in order to finance the acquired accounts receivable and inventory, we and our primary lender amended the credit facility. Among other changes, the amendment (1) added H & W as a borrower; (2) increased the facility to $20 million; (3) provided financing for the acquired and ongoing accounts receivable and inventory resulting from the H & W Acquisition; (4) extended the term of the original loan and security agreement to September 26, 2007; (5) reduced the interest rate to prime plus 0.75% per annum; (6) eliminated the effective net worth covenant; and (7) lowered the fixed charge coverage ratio covenant to 1.0 to 1.0, and made such covenant effective only when there is less than $3 million available on the facility.

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

Debt Securities

September 2005 Promissory Notes

On September 1, 2005, we closed a $3.0 million private debt placement with institutional and other accredited investors to fund the H & W Acquisition, develop our operations and for other general working capital purposes. We issued $3.0 million in 10% five-year Senior Secured Notes (the “September 2005 Notes”) that require six semi-annual payments commencing on August 31, 2007 and a 40% balloon payment on August 31, 2010. The September 2005 Notes are redeemable by us, in whole or in part, by payment of a percentage of the principal amount, together with accrued but unpaid interest, if any, as follows: September 1, 2005 - August 31, 2006, 102%; September 1, 2006 - August 31, 2007, 101%; and September 1, 2007 - August 31, 2010, 100%. In connection with the financing, we also issued four year warrants to purchase a total of 360,000 shares of our common stock at an exercise price of $2.28 per share, including customary redemption and registration rights.

January 2005 Promissory Notes

On January 25, 2005, we closed an offering of $6.1 million five year 10% promissory notes (the “January 2005 Notes”) and four-year warrants to purchase 1,006,500 shares our common stock at $1.60 to a limited group of institutions and other accredited investors in connection with the acquisition of the assets and business of Shank Services. The January 2005 Notes provide for (1) no principal payments until January 24, 2007; (2) six $610,000 semi-annual principal payments commencing on January 24, 2007 through July 24, 2009; (3) a balloon payment of $2,440,000 at maturity on January 24, 2010; and (4) semi-annual interest payments on June 30, and December 31, which payments commence on June 30, 2005. The funding provided by the January 2005 Notes was used for the Shank Services acquisition and for other general corporate purposes. The net cash proceeds from the financing were $5.8 million, after payment of related fees and expenses, professional fees and other costs totaling $282,000. The total transaction costs were $471,000, including $291,000 cash costs and non-cash broker commission warrants valued at $180,000, which are being amortized over the five-year term of the notes. The January 2005 Notes are secured by a first priority security interest in the Shank Services assets.

The issuance of approximately one million warrants in connection with the January 2005 Notes resulted in our recording an increase to shareholders’ equity of $1.3 million; a $1.1 million debt discount; and an increase to deferred debt costs of $0.2 million for the warrants related to the broker commissions. The debt discount and the deferred debt costs are being amortized as interest expense over the five-year term of the notes.

The $1.1 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments we are required to make on the outstanding balance of $6.1 million owed at September 30, 2005.

August 2003 Promissory Notes
On August 29, 2003, we closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes ( the “August 2003 Notes”) and five-year warrants to purchase a total of 2,008,250 shares of our common stock at $1.00 per share. The August 2003 Notes are collateralized by a first priority security interest in our specialized fueling truck fleet and related equipment and by patents on our proprietary fuel management system. The August 2003 Notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31, which payments commenced on December 31, 2003; and (5) a right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing were $2.8 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. The transaction costs, including commissions, professional fees and other costs, totaled $824,000 and are being amortized over the five-year term of the notes. We made our first semi-annual principal payment on August 28, 2005.

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

The $1.61 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments we are required to make for the outstanding balance of $6.232 million owed at September 30, 2005.

Results of Operations

The following is a summary of selected condensed consolidated results of operations for the three-month periods ending September 30, 2005 and 2004 (in thousands):

	For the Three-Month Periods Ended September 30,

			Increase (decrease)
	2005	2004	Dollars	Percent

Total revenues	$53,639	$28,909	$24,730	85.5%
Total cost of sales and services	49,826	27,109	22,717	83.8%
Gross profit	3,813	1,800	2,013	111.8%
Selling, general, and administrative
expenses	2,534	1,123	1,411	125.6%
Interest expense	(675)	(382)	293	76.7%
Interest and other income	11	—	11	—
Net income	$615	$295	$320	108.5%
Gallons Delivered	20,819	15,153	5,666	37.4%

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004

Revenues

Revenues increased $24.7 million, or 85.5%, in the current quarter compared to the prior year quarter. This increase was principally due to a 37.4 % increase in net new business and higher fuel prices which averaged 73 cents per gallon higher than the earlier period. We sold 20.8 million gallons of fuel in the current quarter, compared to the 15.2 million gallons in the prior year quarter, a 5.7 million gallon, or 37%, increase in net new business. The results for the current quarter include the revenue contribution from Shank Services. The increase in fuel prices was directly attributable to the volatility of world fuel markets and uncertain economic and political conditions, including unprecedented escalation in crude oil prices and greater global fuel demand.

Gross Profit

Gross profit increased by $2.0 million for the current quarter compared to the prior year quarter. The improvement in gross profit resulted from an increase of 5.7 million gallons of net new business sold and overall higher margins generated from the services provided, including the emergency response services related to the hurricanes that devastated wide areas of Florida and the Gulf Coast region, including Hurricanes Dennis, Katrina and Rita. The net margin per gallon was 19.9 cents for the current quarter compared to 13.7 cents for the prior year quarter representing an overall 6.2 cent increase in net margin per gallon. There can be no assurance that the net margin improvement trend will continue in the future or that margins will not decrease as the result of increased competition or customer resistance to higher prices for our services and/or reduction in emergency response services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.4 million in the current quarter compared to the prior year quarter. The increase in these expenses resulted primarily from an increase in payroll of $579,000 due to the hiring of new officers in July and August 2005 to strengthen our corporate infrastructure; the addition of Shank Services personnel in February 2005; and the new accounting rules requiring amortization of stock based compensation expense of $92,000 which became effective July 1, 2005. In addition, credit card fees and bad debt expense increased by $346,000 in the current quarter.

Interest Expense Summary

As a result of the issuance of the September 2005 Notes and the January 2005 Notes, interest expense increased by approximately $293,000 in the current quarter compared to the prior year quarter. The components of interest expense are as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Stated Rate Interest Expense:
Bank line of credit	$68	$66
Long term debt	346	173
Other	5	5
Total stated rate interest expense	419	244

Non-Cash Interest Amortization:
Amortization of deferred debt costs	92	56
Amortization of debt discount	164	82
Total amortization of interest expense	256	138

Total interest expense	$675	$382

Income Taxes

We recorded no income tax expense for the current year quarter. The net operating loss carryforward at June 30, 2005 was $15.1 million.

Net Income

The $320,000 improvement in net income for the current year quarter over the prior year quarter was related to the increase in gross profit of $2.0 million, partially offset by the increase in selling, general and administrative expenses of $1.4 million and higher interest expense of $0.3 million.

EBITDA - Non-GAAP Measure

Earnings before interest, taxes, depreciation, and amortization and amortization of stock compensation expense (“EBITDA”) increased $0.8 million in the current year quarter compared to the three months ended September 30, 2004. The increase in EBITDA was primarily due to the increase in gross profit of $2.0 million, partially offset by the increase in selling, general, and administrative expenses of $1.4 million. Components of EBITDA for the quarters ended September 30, 2005 and 2004 are as follows (in thousands):

	For the Three Months Ended
	September 30, 2005	September 30, 2004

Net income	$615	$295
Add back:
Interest expense	419	244
Non-cash interest expense	256	138
Depreciation and amortization expense:
Cost of sales	336	271
Selling, general and administrative	66	44
Amortization of stock compensation expense	92	—
EBITDA	$1,784	$992

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The interest on the our bank line of credit of up to $20,000,000 is variable and may increase or decrease with future changes in interest rates but interest rates are not the only factor which could affect interest expense on the bank line of credit. If the our line of credit average outstanding balance was $2.5 million, an increase of 1% in the variable interest rate would result in additional annual interest expense of $25,000. The interest on our $3.0 million, $6.1 million and $6.925 million promissory notes is fixed for the term of the notes at 10% per annum.

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

During the three months ended September 30, 2005, the impact of Hurricanes Dennis, Katrina and Rita on Florida and the Gulf Coast region led us to deploy emergency response procedures and controls in order to manage some of our operations and administration. Certain of these procedures and controls required us to use alternative technology and/or different processes than we customarily use for communication and documentation. We believe that these alternatives were adequate to ensure the proper recording of our expenses and revenues during this period. Other than these temporary emergency response procedures and controls, however, there have been no significant changes in the Company’s internal controls during the quarter ended September 30, 2005, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2005, on April 18, 2005, the Court of Appeals for the 11th Circuit upheld the decision of the National Labor Relations Board (“NLRB”) naming the International Brotherhood of Teamsters, Local 385, AFL-CIO (the “Union”) as the exclusive bargaining representative of the 14 full-time and regular part-time truck drivers employed by the Company at its Orlando, Florida facility. Subsequent to the Court of Appeals' decision, however, in an order dated October 21, 2005, the NLRB declared that the Union had disclaimed any interest in further representing the employees at the Orlando facility. In addition, by letter dated October 20, 2005, the NLRB informed the Company that it had satisfactorily complied with the requirements of the Board Order and the case was therefore closed. Accordingly, the Union is no longer the bargaining representative for any of the Company's Orlando employees and there will be no further proceedings in this matter.

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

STREICHER MOBILE FUELING, INC.

Date: November 14, 2005	By:	/s/ Richard E. Gathright
Richard E. Gathright
Chief Executive Officer and President

By:	/s/ Michael S. Shore
Michael S. Shore
Chief Financial Officer and Senior Vice President