Form 10-Q
period 2005-12-31
STREICHER MOBILE FUELING INC
filed 2006-02-14
CIK 1024452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21825

STREICHER MOBILE FUELING, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0707824
(State of Incorporation)	(IRS Employer Identification Number)

200 West Cypress Creek Road, Suite 400, Fort Lauderdale, Florida,	33309
(Address of principal executive offices)	(Zip Code)

(954) 308-4200
(Issuer's telephone number, including area code)

800 West Cypress Creek Road, Suite 580
Fort Lauderdale, FL 33309
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒. No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) (Check one):
Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐. No ☒.

As of February 7, 2006 there were 9,813,962 shares of the registrant’s common stock outstanding.

STREICHER MOBILE FUELING, INC.
FORM 10-Q
INDEX

Form 10-Q Part and Item No.

Part I	Financial Information:

	Item 1.	Condensed Unaudited Consolidated Financial Statements

		Condensed Consolidated Balance Sheets as of December 31, 2005 and June 30, 2005	3

		Condensed Unaudited Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2005 and 2004	4

		Condensed Unaudited Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2005 and 2004	5

		Notes to Condensed Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

	Item 4.	Controls and Procedures	29

Part II	Other Information

	Items 1. thru 6.		30 - 34

	Signature Page		35

	Certifications		36 - 38

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 and JUNE 30, 2005
(in 000’s, except share and per share data)

ASSETS	December 31, 2005	June 30, 2005
Current assets:	Unaudited
Cash and cash equivalents	$3,445	$4,108
Accounts receivable, less allowances of $2,682 and $1,806	25,625	14,129
Inventories	3,661	495
Prepaid expenses and other current assets	227	660
Total current assets	32,958	19,392

Property and equipment, net	10,930	9,555
Goodwill and intangible assets	5,166	100
Deferred debt costs, net	1,028	991
Other assets	97	87

Total assets	$50,179	$30,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank line of credit payable	$13,236	$4,801
Accounts payable and other liabilities	13,020	7,345
Current portion of long-term debt	1,385	1,385
Total current liabilities	27,641	13,531

Long-term liabilities:
Promissory notes, net of unamortized debt discount of $2,327 and $2,056	11,620	9,584
Deferred tax liability	1,400	—
Note payable	178	172
Long-term debt, net	13,198	9,756

Total liabilities	40,839	23,287

Shareholders’ equity:
Common stock, par value $.01 per share; 50,000,000 shares authorized; 9,813,962 and 8,953,444 issued and outstanding at December 31, 2005 and June 30, 2005, respectively	98	90
Additional paid-in capital	18,346	16,325
Accumulated deficit	(9,104)	(9,577)
Total shareholders’ equity	9,340	6,838

Total liabilities and shareholders’ equity	$50,179	$30,125

See accompanying notes to condensed unaudited consolidated financial statements.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIODS ENDED
DECEMBER 31, 2005 and 2004
(in 000’s, except share and per share data)

	Three-Month Periods Ended		Six-Month Periods Ended
	December 31,		December 31,
	2005	2004	2005	2004

Petroleum product sales and service revenues	$59,437	$23,493	$105,633	$46,224
Fuel taxes	8,113	6,154	15,556	12,332
Total revenues	67,550	29,647	121,189	58,556

Cost of petroleum product sales and service	55,608	22,049	97,991	42,980
Fuel taxes	8,113	6,154	15,556	12,332
Total cost of sales	63,721	28,203	113,547	55,312

Gross profit	3,829	1,444	7,642	3,244

Selling, general and administrative expenses	3,007	1,232	5,541	2,355

Operating income	822	212	2,101	889

Interest expense	(964)	(393)	(1,639)	(775)
Interest and other income	—	—	11	—

Income (loss) before income taxes	(142)	(181)	473	114

Income tax expense	—	—	—	—

Net income (loss)	$(142)	$(181)	$473	$114

Basic net income (loss) per share	$(0.01)	$(0.02)	$0.05	$0.02
Diluted net income (loss) per share	$(0.01)	$(0.02)	$0.05	$0.01
Basic weighted average common shares Outstanding	9,776,362	7,435,835	9,557,761	7,384,174
Diluted weighted average common shares outstanding	9,776,362	7,435,835	10,453,356	8,185,749

See accompanying notes to condensed unaudited consolidated financial statements

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2005 and 2004
(in 000’s)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$473	$114
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization:
Cost of sales	735	532
Selling, general and administrative	199	93
Amortization of deferred debt costs	182	112
Amortization of debt discount	334	168
Amortization of stock compensation expense	194	—
Provision for allowance for doubtful accounts	86	45
Changes in operating assets and liabilities:
Decrease in restricted cash	—	13
Increase in accounts receivable	(5,309)	(55)
Decrease (increase) in inventories, prepaid expenses and other assets	1,056	(345)
Decrease in accounts payable and other liabilities	(126)	(318)
Net cash (used in) provided by operating activities, net of acquisition effect	(2,176)	359

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(970)	(158)
Cash used in business acquisition	(2,124)	—
Net cash used in investing activities	(3,094)	(158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance on private placement note offering	—	1,000
Net borrowings on line of credit payable	1,741	397
Net proceeds from exercise of common stock warrants	1,230	157
Proceeds from issuance of promissory notes	3,000	—
Payments of debt issuance costs	(219)	—
Repayments of promissory notes	(452)	—
Principal payment on promissory notes	(693)	—
Net cash provided by financing activities	$4,607	$1,554

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(663)	1,755

CASH AND CASH EQUIVALENTS, beginning of period	4,108	2,708
CASH AND CASH EQUIVALENTS, end of period	$3,445	$4,463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-
Interest	$628	$486
Income taxes	$—	$—

Supplemental Cash Flow Information of Non-Cash Activities:

In the period ended December 31, 2005, the Company recorded unamortized debt discount of $605 related to the valuation of the common stock warrants issued in connection with its September 2005 issuance of private placement debt.

See accompanying notes to condensed unaudited consolidated financial statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

Streicher Mobile Fueling, Inc., a Florida corporation (the “Company”) was formed in 1996.

The Company provides commercial mobile and bulk fueling; integrated out-sourced fuel management; packaging, distribution and sale of lubricants and chemicals; transportation logistics; and emergency response services. The Company’s fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems; and distributes a wide variety of specialized petroleum products, lubricants and chemicals to refineries, manufacturers and other industrial customers. In addition, the Company’s fleet of special duty tractor-trailer units provides heavy and ultra-heavy haul transportation logistics services over short and long distances to customers requiring the movement of over-sized and/or over-weight equipment and heavy manufactured products. At December 31, 2005, the Company was conducting operations in California, Florida, Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Texas, Virginia and Washington, D.C.

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

On February 18, 2005 the Company acquired substantially all of the assets and business operations of Shank C&E Investments, L.L.C. (“Shank Services”) a Houston, Texas based provider of commercial fuel, petroleum lubricants distribution and sales and heavy haul transportation services. Shank Services, which conducts its operations through the Company’s subsidiary, SMF Services, Inc., generates revenues from the sale of commercial fuel, petroleum lubricants and heavy haul operations in the Houston, Dallas/Fort Worth, Austin and San Antonio markets in Texas.

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

The condensed unaudited consolidated financial statements include the accounts of Streicher Mobile Fueling, Inc. and its wholly owned subsidiaries, SMF Services, Inc., H & W Petroleum Company, Inc. and Streicher Realty, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed unaudited consolidated financial statements included herein have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current period presentation. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending June 30, 2006. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

(3)	LINE OF CREDIT PAYABLE

The Company has a $20 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (prime plus 0.75% at December 31, 2005) and outstanding borrowings under the line are secured by substantially all of the Company assets other than its truck fleet and related equipment. The credit facility maturity was extended by mutual consent of the Company and the financial institution from September 25, 2006 to September 25, 2007. Although the line of credit expires on September 25, 2007, it is classified as a current liability due to certain provisions in the agreement related to subjective acceleration clauses and due to an agreement requiring the Company to maintain a lockbox arrangement whereby cash deposits are automatically utilized to reduce amounts outstanding under the line of credit.

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

As of December 31, 2005 and June 30, 2005, the Company had outstanding borrowings of $13.2 and $4.8 million, respectively, under its $20 million bank line of credit. Based on eligible receivables outstanding at December 31, 2005, the Company had $6.8 million of cash availability on its bank line of credit, versus $5.2 availability on June 30, 2005, and remained in compliance with all financial covenants required by the loan and security agreement.

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

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2005 and 2004, 2,665,175 and 4,605,761 common stock equivalents, respectively, consisting of employee, director and unrelated third party stock options and common stock warrants, were outstanding at prices ranging from $.86 to $9.49 per share. For the six month period ended December 31, 2005 893,595 of these common stock equivalents were dilutive and included in the computation of diluted net income per share. For the six month period ended December 31, 2004, 801,575 of these common stock equivalents were dilutive and were included in the computation of diluted net income per share. For the three month periods ended December 31, 2005 and 2004 none of these common stock equivalents were dilutive and were not included in the computation of diluted net income per share.

For the three month periods ending December 31, 2005 and 2004, the Company lost $0.01and $0.02 per share, respectively. For the six month period ended December 31, 2005, the Company earned net income of $473,000 or $0.05 per basic and $0.05 per dilutive share. For the six month period ended December 31, 2004, the Company earned net income of $114,000 or $0.02 per basic and $0.01 per dilutive share.

On December 6, 2005, the Company extended from December 11, 2005 to December 27, 2005 the exercise period for 1,349,900 outstanding common stock warrants that were issued in connection with the December 11, 1996 initial public offering. In addition, the Company lowered the exercise price of the warrants to $3.50 per share. Prior to the expiration date of December 27, 2005, 240 of these warrants were exercised for gross proceeds of $840. The remaining warrants expired unexercised on December 27, 2005 and are no longer outstanding.

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

Under the 1996 Plan 500,000 shares of common stock are reserved for issuance upon exercise of options granted. Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options, with the amount reserved being increased each year by ten percent of the total shares subject to the 2000 Plan at the end of the previous calendar year. Options to purchase 0 shares of stock are available to be granted under the 1996 Plan and options to purchase 209,710 shares of stock are available to be granted under the 2000 Plan. The Board of Directors has determined that no additional options will be granted under the 1996 Plan.

Options granted under the 1996 Plan and the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant. Options granted under the 1996 Plan and the 2000 Plan are not exercisable after the period or periods provided in the respective option agreements.

Information concerning both the 1996 and 2000 employee stock option plans for the six months ending December 31, 2005 is summarized as follows:

	Shares	Weighted average exercise price
Outstanding July 1, 2005	1,206,152	$1.78
Granted	302,000	$2.89
Exercised	(2,000)	$1.24
Terminated	(65,700)	$2.27
Outstanding December 31, 2005	1,440,452	$1.99
Exercisable December 31, 2005	896,652	$1.84

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining contractual life for employee stock options outstanding and exercisable at December 31, 2005 is 6.6 years and 4.9 years, respectively. The weighted average remaining contractual life for 543,800 options vested or expected to vest in future periods at December 31, 2005 is 9.3 years with a weighted average exercise price of $2.06.

A summary of the status of the Company’s nonvested employee stock options as of December 31, 2005 is presented below:

	Shares	Weighted average grant-date fair value
Nonvested at July 1, 2005	319,000	$1.51
Granted	302,000	$2.63
Vested	(24,000)	$1.27
Forfeited	(53,200)	$2.30
Nonvested at December 31, 2005	543,800	$2.06

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

Under the Directors Plan, 350,000 shares of common stock are reserved for issuance upon the exercise of options granted. Each non-employee who serves as a member of the Company’s Board of Directors as of the effective date of the Directors Plan, and each non-employee who is elected or otherwise appointed as one of the Company’s directors thereafter, will receive a fully vested option to purchase 20,000 shares of stock. On the last day of each fiscal quarter while the Directors Plan is in effect, each non-employee director will receive an additional grant of an option to purchase 625 shares of stock. Further, in accordance with the Directors Plan, additional options may be granted to non-employee directors from time to time. Options to purchase 261,250 shares of common stock are outstanding at December 31, 2005 under the Directors Plan and 88,750 shares of stock are available to be granted in the future. The weighted average grant date fair-value of director options granted during the six months ended December 31, 2005 was $2.42.

Options granted under the Directors Plan expire no later than ten years from the date of grant and are with limited exceptions exercisable as of the grant date. All outstanding options as of December 31, 2005 are vested. The weighted average remaining contractual life for the outstanding and vested director stock options is 6.6 years.

Information concerning the Director stock option plan for the six months ending December 31, 2005 is summarized as follows:

	Shares	Weighted average exercise price
Outstanding July 1, 2005	233,750	$1.52
Granted	27,500	$2.81
Exercised	—	—
Terminated	—	—
Outstanding December 31, 2005	261,250	$1.66
Exercisable December 31, 2005	261,250	$1.66

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation granted to employees. The Company adopted SFAS 123R on July 1, 2005 using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after July 1, 2005 and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to July 1, 2005 that remain unvested on July 1, 2005. The amortization of stock compensation expense for the three months and six months ended December 31, 2005 was $102,000 and $194,000, respectively, and is included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statement of Operations. The effect of this accounting change is reflected prospectively; therefore no stock based employee compensation expense was recognized in the Company’s Condensed Consolidated Statement of Operations for the three months and six months ended December 31, 2004. As a result of adopting SFAS 123R, there was a reduction of net income for the three months and six months ended December 31, 2005 of $102,000 and $194,000, respectively, and a reduction in basic and diluted income per share of $0.01 for the three months ended December 31, 2005 and $0.02 for the six months ended December 31, 2005. There was no effect on cash flow from operations or cash flow from financing activities. Supplemental disclosure, as if the change had been retroactively applied is as follows (dollars in thousands, except share data):

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended December 31,	For the Six Months Ended December 31,
	2004	2004
Net (loss) income, as reported	$(181)	$114

Stock-based employee compensation expense included in reported net income	$—	$—

Stock-based employee compensation expense not included in reported net income	$(24)	$(55)

Net income - pro forma	$(205)	$59

Basic net (loss) income per share - as reported	$(0.02)	$0.02

Basic net (loss) income per share - proforma	$(0.03)	$0.01

Diluted net (loss) income per share - as reported	$(0.02)	$0.01

Diluted net (loss) income per share - proforma	$(0.03)	$0.01

	For the Three Months Ended December 31,		For the Six Months Ended December 31,

Assumptions:	2005	2004	2005	2004
Risk free interest rate	6.75%	4.25%	5.68%	4.25%
Dividend yield	0%	0%	0%	0%
Expected volatility	110%	100%	110%	100%
Expected life	9.6 years	10 years	8.8 years	10 years

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the above table. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the rate for U.S. Treasury bonds. As of December 31, 2005 there was $859,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The fair value of the stock options are expensed on a straight-line basis over the vesting period.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(6)	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2005	June 30, 2005
September 2005 promissory notes (the “September 2005 Notes) (10% interest due semi-annually, February 28 and August 31); principal payments of $300,000 due beginning August 31, 2007, semi-annually on August 31 and February 28; balloon payment of $1,200,000 due at maturity on August 31, 2010; effective interest rate of 18.9% includes cost of warrants and other debt issue costs	$3,000	$—

January 2005 promissory notes (the “January 2005 Notes”) (10% interest due semi-annually, July 24 and January 24); principal payments of $610,000 due beginning January 24, 2007, semi-annually on January 24 and July 24; balloon payment of $2,440,000 due at maturity on January 24, 2010; effective interest rate of 19.6% includes cost of warrants and other debt issue costs	$6,100	$6,100

August 2003 promissory notes (the August 2003 Notes) (10% interest due semi-annually, December 31 and June 30); principal payments of $692,500 due beginning August 28, 2005, semi-annually on August 28 and February 28; balloon payment of $2,770,000 due at maturity on August 28, 2008; effective interest rate of 23.7% includes cost of warrants and other debt issue costs	$6,232	$6,925

Note Payable (contingent deferred promissory note subject to earn-out provisions related to Shank Services acquisition if payable, due March 31, 2007)	178	172

Unamortized debt discount, net of amortization	(2,327)	(2,056)

Less: current portion	(1,385)	(1,385)

Long-term debt, net	$11,798	$9,756

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

Other

Unamortized debt discounts of $2,327,000 at December 31, 2005 and $2,056,000 at June 30, 2005 were recorded in connection with the August 2003 Notes, January 2005 Notes and September 2005 Notes and are being amortized as interest expense over the respective term of the debt issued under the effective interest method. These are non-cash discounts related to the valuation of the common stock warrants issued to the note holders and the placement agent in the financing transactions that do not reduce the amount of principal cash repayments required to be made by the Company for the outstanding balance of $15.332 million and $13.025 million of the notes at December 31 and June 30, 2005, respectively. The common stock warrants were valued using the Black-Scholes option pricing model and recorded as an increase to additional paid-in capital.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s debt agreements for its line of credit facility and for the August 2003 Notes, January 2005 Notes and September 2005 Notes have covenants establishing certain financial requirements and operating restrictions. The Company’s failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate the Company’s debt repayment obligations under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements. A default under any of the debt agreements would have a material adverse effect on the Company’s liquidity and capital resources. At December 31, 2005 the Company was in compliance with all covenants required by the debt agreements.

(7)	SHAREHOLDERS’ EQUITY

For the six-month period ended December 31, 2005 shareholder’s equity increased by $2,502,000 due to: (1) $1,230,000 in proceeds realized from the exercise of warrants related to the issuance of the January 2005 Notes and the August 2003 Notes, which exercises were at prices ranging from $1.00 to $1.60; (2) $605,000 from the valuation of warrants issued in connection with the September 2005 Notes; and (3) $473,000 in net income for the period. The following reflects the change in shareholders equity for six-month period ended December 31, 2005 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

June 30, 2005	$90	$16,325	$(9,577)	$6,838

Exercise of options and warrants	8	1,222	—	1,230

Issuance of warrants	—	605	—	605

Amortization of stock compensation expense	—	194	—	194

Net income	—	—	473	473

December 31, 2005	$98	$18,346	$(9,104)	$9,340

(8)	H & W PETROLEUM COMPANY, INC. ACQUISITION

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

The purchase price of approximately $5.9 million, when including the payments due upon collection of certain receivables totaling $1.964 million, was paid with a combination of cash, the assumption of specified liabilities and the issuance of two year 10% promissory notes totaling $2.463 million, which are subject to an earn out provision based on the performance of H & W and Harkrider after the H & W acquisition. The preliminary purchase price allocation, including goodwill and intangibles, which represents the excess of the purchase price over the fair value of the net assets acquired, may change during the year of acquisition as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available. To reflect the excess purchase price over the estimated fair value of the tangible net assets acquired, the purchase price and the preliminary purchase price allocation are summarized as follows (in thousands):

Cash at closing	$82
Borrowings under bank line of credit	1,454
Acquisition costs — direct	588
Contingent earnout	2,463
Total purchase price		$4,587

Less: Fair value of identifiable assets acquired:
Cash	$392
Plant, property and equipment	1,206
Accounts receivable (Includes $250 from Harkrider)	5,961
Inventory	3,565
Other current assets	249
Fair value of identifiable assets acquired		$11,373

Plus: Fair value of liabilities assumed:
Bank line of credit payable (Includes $387 from Harkrider)	$7,086
Accounts payable and other liabilities	5,489
Deferred taxes on intangible assets	1,400
Current portion of long-term debt	452
		$14,427

Less: Contingent earnout not achieved		$2,463

Excess of purchase price over fair value of net assets acquired to be allocated among intangible assets and goodwill		$5,178

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is the allocation of the fair value of net assets acquired over cost (in thousands):

Amortizable intangible assets:
Customer relationships	$1,673
Supplier contracts	801
Trademarks	687
Favorable leases	196
Total amortizable intangible assets	3,357
Accumulated amortization	(90)
Net book value at 12/31/05	$3,267

Goodwill	$1,821

Amortization expense is computed by straight-line method over the useful lives of the assets, which range from five to fifteen years. Amortization expense for the three months ended December 31, 2005 was $90,000. Estimated amortization expense for the remainder of fiscal year 2006, for the five succeeding fiscal years and thereafter is as follows (in thousands):

Fiscal year:
2006 (remainder)	$180
2007	360
2008	360
2009	360
2010	360
2011	208
Thereafter	1,439
$3,267

The following unaudited pro forma condensed consolidated statements of operations have been prepared as if the H & W Acquisition had occurred at July 1, 2005 and July 1, 2004, respectively, (in thousands, except per share data).

	Six months ended December 31, 2005	Year ended June 30, 2005

Fuel, tax and service revenue	$138,690	$191,417
Cost of fuel, tax and service	129,615	179,975
Gross Profit	$9,075	$11,442

Net income (loss)	$201	$(1,988)

Basic net income (loss) per share	$0.02	$(0.25)
Diluted net income (loss) per share	$0.02	$(0.25)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the H & W Acquisition been consummated as of those dates, nor is it intended to be a projection of future results.

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

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We caution readers of this report that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. In addition to the Risk Factors included in Part II, Item 1A, of this report, the inaccuracy of any of the following assumptions could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	the avoidance future net losses

•	the avoidance of adverse consequences relating to our outstanding debt

•
our continuing ability to pay interest and principal on our bank line of credit; the $6.232 million of August 2003 Notes; the $6.1 million of January 2005 Notes; and the $3.0 million of September 2005 Notes and to pay our accounts payable and other liabilities when due

•	our continuing ability to comply with financial covenants contained in our credit agreements

•	our continuing ability to obtain all necessary waivers of covenant violations, if any, in our debt agreements

•	the avoidance of significant provisions for bad debt reserves on our accounts receivable

•	continuing demand for our products and services at competitive prices and acceptable margins

•	the avoidance of negative customer reactions to new or existing marketing strategies

•	generally positive economic and market conditions

•	our continuing ability to acquire sufficient trade credit from fuel and lubricants suppliers and other vendors

•	successful completion of the process of integrating the Shank Services and H & W operations into our existing operations, enhancing the profitability of the integrated businesses

•
successful execution of our acquisition and diversification strategy, including the availability of sufficient capital to acquire additional businesses and to support the infrastructure requirements of a larger combined company

•	success in responding to competition from other providers of similar services

Overview

•	Our Business

We provide commercial mobile and bulk fueling; integrated out-sourced fuel management; packaging, distribution and sale of lubricants and chemicals; transportation logistics; and emergency response services. Our fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems; and distributes a wide variety of specialized petroleum products, lubricants and chemicals to refineries, manufacturers and other industrial customers. In addition, our fleet of special duty tractor-trailer units provides heavy and ultra-heavy haul transportation logistics services over short and long distances to customers requiring the movement of over-sized and/or over-weight equipment and heavy manufactured products. At December 31, 2005, we were conducting operations in California, Florida, Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Texas, Virginia and Washington, D.C.

On February 18, 2005, we acquired substantially all of the assets and business operations of Shank Services, a Houston, Texas based provider of commercial fuel, petroleum lubricants distribution and sales and heavy haul transportation services in the Houston, Dallas/fort Worth, Austin and San Antonio markets in Texas.

On October 1, 2005, we acquired all of the stock of H & W Petroleum Company, Inc. (‘H & W”), a Houston, Texas based marketer and distributor of lubricants, commercial fuels and petroleum products. Prior to closing this acquisition, H & W acquired the operating assets of Harkrider Distributing Company, a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products. The combined H & W and Harkrider operations serve the Houston, Dallas/Fort Worth, Freeport, Longview, Lufkin, San Antonio, and Waco markets. The purchase price of approximately $5.9 million, which was based on a multiple of 4.5 times a projected annualized EBITDA (earnings before interest, taxes, depreciation and amortization - a non-GAAP financial measure) of approximately $1.4 million, was adjusted to $5.964 million at closing by working capital and other closing adjustments.

We provide our commercial mobile and bulk fueling and other services at a competitive rate for those services plus the cost of products and procurement, generally based on market prices of fuels and lubricants. As a result, revenue levels for much of our operations are largely dependent on the upward or downward movement of petroleum product prices in each market and are not as significantly influenced by the revenues derived from the service component of our fuel and lubricant based business. Although dramatic fuel price volatility can affect customers’ demand for fuel and can also increase the fuel costs of operating our fleet of trucks and equipment, our gross profit on sales is generally not directly affected by fuel price fluctuations since we pass on fuel price changes to customers and charge for our services on a per gallon basis based on a targeted rate per hour. While there may be a perceived correlation between customer resistance to payment of higher service charges when fuel prices rise sharply, as they have recently, we believe that we market labor savings, fuel theft reduction and other benefits of our services which reduce or limit the overall cost of our customers’ fuel supply. We also believe that higher fuel prices should not have a long-term effect on our margins. During the fiscal year ended June 30, 2005 and the six months ended December 31, 2005, market prices for fuel were significantly higher than in the two prior fiscal years. Our delivered volumes in the current six-month period increased primarily due to the addition of new accounts, market expansion, the acquisition of Shank Services and H & W and the increase in emergency response services related to Hurricanes Dennis, Katrina, Rita and Wilma. The increase in our revenue, while significant, was not as meaningful as the increase in volume, since we pass through petroleum product price increases to our customers.

•	Financial Performance

During the quarter and six months ended December 31, 2005 total revenues, gross profit, operating income, net income and EBITDA all were positively impacted by the inclusion of both the Shank and H & W acquisitions and the emergency response services contribution in the aftermath of the devastation caused by the summer and fall hurricanes. The Shank and H & W acquisitions, together with our ongoing marketing and sales programs, resulted in a 10.5 and 16.1 million increase in gallons sold and a net margin improvement per gallon of over five cents aggregating $2.5 and $4.5 million. We believe that our financial results for the quarter and six months ended December 31, 2005 are highly encouraging. Those results reflect the progress we have made in our continuing acquisition and services diversification program that began during the past fiscal year. For the current quarter and last six months, our operating profit has improved over last year by $610,000 and $1.2 million, respectively, and the bottom line result has improved by $39,000 and $359,000, respectively. Our earnings before interest, taxes, depreciation and amortization (“EBITDA”) which are discussed below have improved for the quarter and six months ended December 31, 2005 by $933,000 and $1.7 million, respectively. EBITDA is determined before providing for debt service payments and capital expenditures. EBITDA, while a non-GAAP measure, is a key indicator used by management and the financial community to gauge financial performance of the actual operations of a business without considering the impact of non-cash charges for equipment aging, debt financing expenses, stock compensation expense and income taxes. EBITDA isolates actual financial performance of operations independent of the utilization of capital resources, level of debt financing and the tax position of the business owning those operations.

Additionally, during the quarter and six months ended December 31, 2005, we continued to incur costs associated with the integration of both Shank and H & W, as well as non-cash charges from the recently required implementation of FASB 123R amounting to $102,000 and $194,000, respectively, of stock option amortization expense which were not incurred in the same periods last year. We also incurred during the quarter and six months ended December 31, 2005 non-cash interest of $127,000 and $227,000, respectively, from debt incurred in connection with the acquisitions of Shank and H & W which was not incurred in the prior periods. Importantly, for the current quarter and six months we incurred total non-cash interest of $260,000 and $516,000, respectively, in connection with all of our debt securities and total interest expense was $964,000 and $1.639 million. We are currently pursuing alternatives to convert or retire a substantial portion of this debt which would significantly reduce this interest cost, after a one-time, non-cash write-off of the related debt discount and deferred debt costs.

We consider the implementation of our new information management system to be essential to our efforts to fully integrate and manage, on an ongoing basis, the acquired Shank and H & W operations. We are confident that this new system will increase operational efficiencies, facilitate integration and improve management of pre-existing commercial mobile and bulk fueling operations as well as those of the acquired companies and help control our operating costs and improve our profitability. When this system is fully implemented on or before the end of the Company’s current fiscal year, we believe that we will have the information available to achieve efficiencies and streamline the management of our operations. We also believe that it will facilitate the integration of future acquisitions, shortening the ramp up time to efficiently integrate newly acquired locations and operations. The new information management system involves a significant investment by the Company. As of December 31, 2005 we had capitalized $850,000 in property and equipment related to the design and installation of the system with a total estimated cost of up to $1.5 million.

The following is selected comparative financial information for the three and six month periods ended December 31, 2005 and 2004:

(All amounts in thousands of dollars, except share and volume data)

	Three Month Periods Ended (Unaudited)		Increase

	12/31/2005(1)	12/31/2004	$	%

Total revenues	$67,550	$29,647	$37,903	128%
Gross profit	3,829	1,444	2,385	165%
Operating income	822	212	610	288%
Net (loss)	(142)	(181)	39	22%
EBITDA [2,5]	1,455	522	933	179%

Basic net loss per share	$(0.01)	$(0.02)	$0.01	50%
Diluted net loss per share	$(0.01)	$(0.02)	$0.01	50%

Basic weighted average shares outstanding	9,776,362	7,435,835	2,340,527	31%
Diluted weighted average shares outstanding	9,776,362	7,435,835	2,340,527	31%

Depreciation and amortization [3]	$531	$310	$221	71%

Gallons sold (in thousands)	25,249	14,795	10,454	71%
Average net margin per gallon (in cents) [4]	16.7	11.5	5.2	45%

	Six-Month Periods Ended (Unaudited)		Increase

	12/31/2005(1)	12/31/2004	$	%

Total revenues	$121,189	$58,556	$62,633	107%
Gross profit	7,642	3,244	4,398	136%
Operating income	2,101	889	1,212	136%
Net income	473	114	359	315%
EBITDA [2,5]	3,240	1,514	1,726	114%

Basic net income per share	$0.05	$0.02	$0.03	150%
Diluted net income per share	$0.05	$0.01	$0.04	400%

Basic weighted average shares outstanding	9,557,761	7,384,174	2,173,587	29%
Diluted weighted average shares outstanding	10,453,356	8,185,749	2,267,607	28%

Depreciation and amortization [3]	$934	$625	$309	49%

Gallons sold (in thousands)	46,068	29,948	16,120	54%
Average net margin per gallon (in cents) [4]	18.2	12.6	5.6	44%

1 Reflects the Company’s September 1, 2005 issuance of $3,000,000 in Five Year 10% Senior Subordinated Notes (the “September 2005 Notes”) and 360,000 four year stock purchase warrants at $2.28 per share and reflects the October 1, 2005 acquisition of H & W, certain assets of which secure the payment of the September 2005 Notes.

2 Earnings before interest, taxes, depreciation and amortization and amortization of stock compensation expense
3 Depreciation and amortization included in cost of sales was $397,000 and $735,000 for the three and six months ended December 31, 2005 and $262,000 and $532,000 for the three and six months ended December 31, 2004
4 Net margin per gallon equals gross profit plus cost of sales depreciation and amortization divided by number of gallons sold
5 See Non-GAAP measure EBITDA Reconciliation:

Non-GAAP Measure EBITDA Reconciliation:

	3 Months Ended
			Increase	Increase
	12/31/2005	12/31/2004	$	%

Net income (loss)	$(142)	$(181)	$39	22%
Add back:
Interest, net	964	393	571	145%
Depreciation and amortization:
Cost of sales	397	262	135	52%
Sales, general and administrative	134	48	86	179%
Amortization of stock compensation expense	102	—	102	100%
EBITDA	$1,455	$522	$933	179%

	6 Months Ended
			Increase	Increase
	12/31/2005	12/31/2004	$	%

Net income	$473	$114	$359	315%
Add back:
Interest, net	1,639	775	864	111%
Depreciation and amortization:
Cost of sales	735	532	203	38%
Sales, general and administrative	199	93	106	114%
Amortization of stock compensation expense	194	—	194	100%
EBITDA	$3,240	$1,514	$1,726	114%

Additional paid-in capital included in shareholder equity increased during the six months ended December 31, 2005 by $2.0 million as a result of the issuance and exercise of warrants to purchase our stock, and the recording of stock option compensation equity resulting from the implementation of FASB 123R.

During the six months ended December 31, 2005 total revenues, gross profit, operating income and EBITDA all were positively impacted by the inclusion of both the Shank and H & W acquisitions and the emergency response services contribution in the aftermath of the devastation caused by the summer and fall hurricanes.

The Shank and H & W acquisitions together with our on-going marketing and sales programs resulted in a 16.1 million increase in gallons sold and a net margin improvement per gallon of over five cents aggregating $4.5 million.

The current six month performance was also affected by non-cash amortization expenses of deferred debt costs, debt discount and stock compensation totaling $710,000 while stated rate interest expense of $1.1 million represented a 127% increase over the prior year period of which both had a significant impact in reducing net income for the period.

•	Organic Growth Opportunities

Besides our ongoing commitment to evaluate our existing operations, one of our primary objectives continues to be the expansion of our market presence in the packaging, distribution and sale of lubricant products in the areas where we presently have operating locations. As one of the largest Chevron Texaco lubricants distributors in the United States, we believe that H & W provides us with an opportunity to grow our specialized lubricants volume and revenues at higher margins than those typically generated from commercial mobile and bulk fueling businesses. On the other hand, we also believe that our existing fueling customers, as well as our new business development initiatives, will be integral to the growth we hope to achieve in our lubricants program.

Because of effective advance planning and preparation we were able to successfully respond to the emergency fueling service demands and opportunities which resulted from the unprecedented 2005 hurricane season. We were able to mobilize and deliver uninterrupted fuel supplies to utilities, governmental agencies, communication services and numerous others at margins which fairly compensated us for the emergency, and frequently hazardous, services provided. We consider our emergency response services to be an increasingly important part of our business, which has been bolstered by Shank Services, since that transaction gave us greater depth, in personnel, equipment and facilities to respond to emergency conditions. While weather conditions are unpredictable, we expect that emergency response services, especially in the Gulf Coast area, will be a recurring and profitable source of business; and that our ability to provide this critical support will be further enhanced by the H & W acquisition.

We recognize that our internal growth will largely depend on a well organized and effectively implemented market and sales effort and we are committing the necessary financial resources and personnel to achieve targeted volume and margin objectives. Our operations in several of the fastest growing business and population centers in the United States offers us the opportunity to grow without incurring significant incremental start-up and overhead costs.

•	Expansion and Diversification Through Acquisitions

Our business model reflects an acquisition program to further develop existing business and diversify into other energy products and related services markets. Our objective is to selectively identify and evaluate those companies which would immediately be accretive to our cash flow and earnings goals; would provide compatible and capable management to further grow the acquired business; would enable us to expand into markets which offer an opportunity to become a leading product and service provider; and can be acquired on terms and prices which recognize our value as a growing public company.

We intend to follow the 2005 Shank services and H & W acquisitions with the addition of other businesses which can be efficiently integrated into our corporate structure resulting in specific, realizable operating and administrative cost reduction synergies. Our new management reporting and operating system will enable us to rapidly integrate acquisitions without incurring significant incremental costs or experiencing business disruptions. We recognize that acquisitions will likely involve business operations which have both different management styles as well as operating procedures and reporting systems. Our objectives will be to achieve cost-effective and controlled integration of each acquisition.

Our acquisition plan could be affected by the size, nature, cost, contribution and availability of acquisition targets; debt and equity financing alternatives; regulatory reporting and compliance considerations; and overall market and economic conditions.

•	Challenges to Progress

The present highly competitive business environment requires that we have an understanding of the markets in which we operate; that we effectively utilize our management skills and financial resources; that we remain committed to and focused on our strategic growth plan; and that our organization is structured for effective and efficient performance. Our senior management is responsible for decisions relating to overall business strategy, business acquisitions, cash management, risk management, debt and equity financing and information, reporting and internal control systems. As our operations expand we expect to identify and add to our executive group those experienced individuals who will increase our management depth and expertise.

We view the future of our business optimistically yet realistically and recognize that continuing improvements, modifications and upgrading will be necessary in order to successfully compete, grow and enhance the value of our shareholders’ investment. We intend to:

•	Continue our aggressive marketing and sales programs

•	Re-engineer our balance sheet by reducing debt and increasing shareholder equity

•	Identify acquire, finance and integrate diversified business opportunities

•	Compete effectively with both larger and smaller companies without adversely affecting our service quality, margins or customer retention

•	Control our operating and administrative costs at all levels

•	Manage our cash requirements, expand our credit lines and reduce our interest expense

•	Achieve quarter-to-quarter improvements in our cash flows and earnings performance

Capital Resources and Liquidity

At December 31, 2005 and June 30, 2005, we had a total of cash and cash availability on our line of credit of $10.2 million and $9.3 million, respectively.

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

In August 2003, we raised $6.925 million from the issuance of five-year 10% promissory notes (the “August 2003 Notes”) and 2,008,250 five-year warrants to purchase our common stock at $1.00 per share. The August 2003 Notes are collateralized by a first priority security interest in our truck fleet and related equipment and by the patents on our proprietary fuel management system. The liquidity impact of this financing transaction was the repayment of all outstanding equipment and subordinated debt; the generation of $2.8 million of additional working capital for business expansion; and a $2.8 million improvement in cash flow resulting from a moratorium of principal payments during the first two years of the five-year term of the August 2003 Notes. We made our first semi-annual principal payment on August 28, 2005.

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

During the six months ended December 31, 2005, we recorded an increase in shareholders’ equity of $0.6 million for the value of the 360,000 warrants issued in connection with the September 2005 Notes. Also, during the six months ended December 31, 2005, warrants issued in connection with the January 2005 Notes and August 2003 Notes were exercised resulting in cash proceeds of approximately $1.2 million.

On December 6, 2005, we extended from December 11, 2005 to December 27, 2005 the exercise period for 1,349,900 outstanding common stock warrants related to the December 11, 1996 initial public offering. In addition, we lowered the exercise price to $3.50 per share. Prior to the expiration date of December 27, 2005, 240 of these warrants were exercised for gross proceeds of $840. The remaining warrants expired unexercised on December 27, 2005 and are no longer outstanding.

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

During the six months ended December 31, 2005, our cash used in operating activities was $2.2 million compared to cash provided by operations of $0.4 million in the prior year, representing a change of $2.6 million. This use of working capital primarily related to the net increase in accounts receivable of $5.3 million offset by other operating activities netting to the $2.6 million change. This change in receivables does not include the acquisition of H & W. The higher receivable balance at December 31, 2005 compared to June 30, 2005, was principally due to increased billings for first and second quarter emergency response services due to Hurricanes Dennis, Katrina, Rita and Wilma.

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

We believe the additional liquidity derived from the January 2005 Notes and the August 2003 Notes and the two-year principal payment moratorium on the January 2005 Notes and September 2005 Notes will satisfy our anticipated liquidity requirements for the foreseeable future, although we may seek additional sources of financing if a cash flow deficiency were to arise in the future or if we close an acquisition requiring a cash investment. There is no assurance that additional financing would be available to us on acceptable terms, or at all. If we do not comply with the covenants in our debt agreements, or if adequate funds are not available to finance operations or to pay debt service obligations as they become due, we may be required to significantly alter our operations.

$20 Million Credit Facility

As of December 31, 2005, we had a $20 million credit facility with a national financial institution, which permitted us to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (at an annual rate of prime plus 0.75 % at December 31, 2005) and outstanding borrowings under the line of credit are secured by substantially all of our assets other than our truck fleet and related equipment. As of December 31, 2005, the maturity date of the line of credit was September 26, 2007.

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

As of December 31, 2005 and June 30, 2005, we had outstanding borrowings of $13.2 and $4.8 million, respectively, under our $20 million (at June 30, 2005 it was $10 million) bank line of credit. Based on eligible receivables outstanding at December 31, 2005, we had $6.8 million of cash availability on the line of credit, and we were in compliance with all financial covenants required by the loan and security agreement.

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

January 2005 Promissory Notes

On January 25, 2005, we closed an offering of $6.1 million five year 10% promissory notes (the “January 2005 Notes”) and four-year warrants to purchase 1,006,500 shares of our common stock at $1.60 to a limited group of institutions and other accredited investors in connection with the acquisition of the assets and business of Shank Services. The January 2005 Notes provide for (1) no principal payments until January 24, 2007; (2) six $610,000 semi-annual principal payments commencing on January 24, 2007 through July 24, 2009; (3) a balloon payment of $2,440,000 at maturity on January 24, 2010; and (4) semi-annual interest payments on June 30, and December 31, which payments commence on June 30, 2005. The funding provided by the January 2005 Notes was used for the Shank Services acquisition and for other general corporate purposes. The net cash proceeds from the financing were $5.8 million, after payment of related fees and expenses, professional fees and other costs totaling $282,000. The total transaction costs were $471,000, including $291,000 cash costs and non-cash broker commission warrants valued at $180,000, which are being amortized over the five-year term of the notes. The January 2005 Notes are secured by a first priority security interest in the Shank Services assets.

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

The $1.1 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments we are required to make on the outstanding balance of $6.1 million owed at December 31, 2005.

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

The $1.61 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments we are required to make for the outstanding balance of $6.232 million owed at December 31, 2005.

Results of Operations

The following is a summary of the Company’s selected condensed consolidated results of operations for the three-month and six-month periods ending December 31, 2005 and 2004 (in 000s):

	For the Three-Month Periods Ended December 31				For the Six-Month Periods Ended December 31

			Increase (decrease)				Increase (decrease)
	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent

Total revenues	$67,550	$29,647	$37,903	128%	$121,189	$58,556	$62,633	107%

Total cost of sales and Services	63,721	28,203	35,518	126%	113,547	55,312	58,235	105%

Gross profit	3,829	1,444	2,385	165%	7,642	3,244	4,398	136%

Selling, general and administrative expenses	3,007	1,232	1,775	144%	5,541	2,355	3,186	135%

Interest expense	(964)	(393)	(571)	145%	(1,639)	(775)	(864)	111%

Interest and other income	—	—	—	—	11	—	11	100%

Net (loss) income	$(142)	$(181)	$39	22%	$473	$114	$359	315%

Gallons delivered	25,249	14,795	10,454	71%	46,068	29,948	16,120	54%

EBITDA non GAAP Measure	$1,455	$522	$933	179%	$3,240	$1,514	$1,726	114%

Comparison of Three Months Ended December 31, 2005 to December 31, 2004

Revenues

Revenues increased $37.9 million, or 128%, in the current quarter compared to the prior year quarter. This increase was principally due to a 71% increase in net new business and higher fuel prices which averaged 55 cents per gallon higher than the earlier period. We sold 25.2 million gallons of fuel in the current quarter, compared to the 14.8 million gallons in the prior year quarter, a 10.4 million gallon increase in net new business. The results for the current quarter include a revenue contribution of $17.0 million and gallons sold of 5.9 million from Shank Services and a revenue contribution of $16.1 million and gallons sold of 5.4 million from H & W. The increase in fuel prices was directly attributable to the volatility of world fuel markets and continuing uncertain economic and political conditions, including unprecedented escalation in crude oil prices and greater global fuel demand.

Gross Profit

Gross profit increased by $2.4 million or 165%, for the current quarter compared to the prior year quarter. This improvement resulted from the increase of 10.4 million gallons in net new business sold and an overall gross profit increase of 165% generated from the services provided and the emergency response services related to hurricanes that devastated wide areas of Florida and the Gulf Coast region, including Hurricanes Katrina, Rita and Wilma. The overall net margin per gallon was 16.7 cents for the current quarter compared to 11.5 cents for the prior year quarter representing a 5.2 cent, or 45%, increase in net margin per gallon. There can be no assurance that the gross and net margin improvement trends will continue in the future or that margins will not decrease as a result of increased competition, customer resistance to higher prices for our services and/or reduction in emergency response services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.8 million, or 144%, in the current quarter compared to the prior year quarter. This increase resulted primarily from an increase in payroll of $256,000 due to the hiring of new officers in July and August 2005 to strengthen our corporate infrastructure; the addition of Shank Services in February 2005 and H & W in October 2005 resulting in $1,133,000 of additional expense; the new FASB 123R accounting rule requiring amortization of stock based compensation expense of $102,000 which became effective July 1, 2005 and $101,000 of additional professional service fees related to our public company reporting costs.

Interest Expense

As a result of the issuance of the September 2005 Notes and the January 2005 Notes, and increased borrowings under our $20 million bank line of credit, interest expense increased $571,000, or 145%, in the current quarter compared to the prior year quarter. The increase in the bank line of credit principally relates to the H & W acquisition. The components of interest expense are as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Stated Rate Interest Expense:
Bank line of credit	$276	$71
Long term debt	383	173
Other	45	5
Total stated rate interest expense	704	249

Non-Cash Interest Amortization:
Amortization of deferred debt costs	90	57
Amortization of debt discount	170	87
Total amortization of interest expense	260	144

Total interest expense	$964	$393

Income Taxes

We recorded no income tax expense for the current year quarter. Our net operating loss carryforward at June 30, 2005 was $15.1 million.

Net Income

The $39,000 decrease in net loss for the current year quarter over the prior year quarter resulted from the increase in gross profit of $2.4 million offset by the increase in selling, general and administrative expenses of $1.8 million and higher interest expense of $0.6 million.

EBITDA - Non-GAAP Measure

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) increased $0.9 million, or 170%, in the current year quarter compared to the prior year quarter. This increase was primarily due to the increase in gross profit of $2.4 million, offset by the increase in selling, general and administrative expenses of $1.8 million less $102,000 of amortization of stock compensation expense and $134,000 of depreciation included in selling, general and administrative expense. Components of EBITDA for the quarters ended December 31, 2005 and 2004 are as follows (in thousands):

	For the Three Months Ended
	December 31, 2005	December 31, 2004

Net income (loss)	$(142)	$(181)
Add back:
Interest expense	704	249
Non-cash interest expense	260	144
Depreciation and amortization expense:
Cost of sales	397	262
Selling, general and administrative	134	48
Amortization of stock compensation expense	102	—
EBITDA	$1,455	$522

Comparison of Six Months Ended December 31, 2005 to December 31, 2004

Revenues

Revenues increased $62.6 million, or 107%, in the six months ended December 31, 2005 compared to the same period in the prior year. This increase was principally due to a 54% increase in net new business and higher fuel prices which averaged 64 cents per gallon higher than the earlier period. We sold 46.1 million gallons of fuel during the six months ended December 31, 2005, compared to the 29.9 million gallons during the same period in the prior year, a 16.1 million gallon, or 54%, increase in net new business. The results for the six months ended December 31, 2005 include a revenue contribution of $34.5 million and gallons sold of 12.3 million from Shank Services acquired in February 2005, and a revenue contribution of $16.1 million and gallons sold of 5.4 million for the three months ended December 31, 2005 from H & W since it was acquired as of October 1, 2005. The increase in fuel prices was directly attributable to the volatility of world fuel markets and uncertain economic and political conditions, including unprecedented escalation in crude oil prices and greater global fuel demand.

Gross Profit

Gross profit increased by $4.4 million, or 136%, for the six months ended December 31, 2005 compared to the same period in the prior year. This improvement resulted from the increase of 16.1 million gallons in net new business sold and an overall higher gross profit of 136% margin generated from the services provided and the emergency response services related to hurricanes that devastated wide areas of Florida and the Gulf Coast region, including Hurricanes Dennis, Katrina, Rita and Wilma. The overall net margin per gallon was 18.2 cents for the six months ended December 31, 2005 compared to 12.6 cents for the same period in the prior year representing an overall 5.6 cent, or 44% increase in net margin per gallon. There can be no assurance that the gross and net margin improvement trend will continue in the future or that margins will not decrease as the result of increased competition, customer resistance to higher prices for our services and/or reduction in emergency response services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.2 million, or 135%, in the six months ended December 31, 2005 compared to the same period in the prior year. This increase in these expenses resulted primarily from an increase in payroll of $418,000 due to the hiring of new officers in July and August 2005 as well as additional personnel to strengthen our corporate infrastructure; the addition of Shank Services in February 2005 and H & W in October 2005 resulting in an increase of $1,710,000 of additional expense; the new FASB 123R accounting rule requiring amortization of stock based compensation expense of $194,000 which became effective July 1, 2005; credit card fees of $216,000 and professional service fees of $222,000 for our public company reporting requirements.

Interest Expense

As a result of the issuance of the September 2005 Notes and the January 2005 Notes and increased borrowings under the bank line of credit, interest expense increased $864,000, or 111%, in the six months ended December 31, 2005 compared to the same period in the prior year. This increase in the bank line of credit primarily relates to the H & W acquisition. The components of interest expense are as follows (in thousands):

	Six Months Ended December 31,
	2005	2004
Stated Rate Interest Expense:
Bank line of credit	$344	$137
Long term debt	728	346
Other	51	12
Total stated rate interest expense	1,123	495

Non-Cash Interest Amortization:
Amortization of deferred debt costs	182	112
Amortization of debt discount	334	168
Total amortization of interest expense	516	280

Total interest expense	$1,639	$775

Income Taxes

We recorded no income tax expense for the six months ended December 31, 2005. Our net operating loss carryforward at June 30, 2005 was $15.1 million.

Net Income

The $359,000 improvement in net income for the six months ended December 31, 2005 compared to the six months ended December 31, 2004 resulted from the increase in gross profit of $4.4 million, partially offset by the increase in selling, general and administrative expenses of $3.2 million and higher interest expense of $0.9 million.

EBITDA - Non-GAAP Measure

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) increased $1.7 million, or 114%, in the current year quarter compared to the prior year quarter. This increase was primarily due to the increase in gross profit of $4.4 million, offset by the increase in selling, general and administrative expenses of $3.2 million less $194,000 of amortization of stock compensation expense and $199,000 of depreciation included in selling, general and administrative expense. Components of EBITDA for the quarters ended December 31, 2005 and 2004 are as follows (in thousands):

	For the Six Months Ended
	December 31, 2005	December 31, 2004

Net income	$473	$114
Add back:
Interest expense	1,123	495
Non-cash interest expense	516	280
Depreciation and amortization expense:
Cost of sales	735	532
Selling, general and administrative	199	93
Amortization of stock compensation expense	194	—
EBITDA	$3,240	$1,514

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The interest on the Company’s bank line of credit of up to $20,000,000 is variable and may increase or decrease with future changes in interest rates, but interest rates are not the only factor which could affect interest expense on the bank line of credit. If the Company’s line of credit average outstanding balance was $2.5 million, an increase of 1% in the variable interest rate would result in additional interest expense of $25,000 per annum. The interest on our $3.0 million, $6.1 million and $6.925 million promissory notes is fixed for the term of the notes at 10% per annum.

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

During the three and six months ended December 31, 2005, the impact of Hurricanes Dennis, Katrina, Rita and Wilma on Florida and the Gulf Coast region led us to deploy emergency response procedures and controls in order to manage some of our operations and administration. Certain of these procedures and controls required us to use alternative technology and/or different processes than we customarily use for communication and documentation. We believe that these alternatives were adequate to ensure the proper recording of our expenses and revenues during this period. Other than these temporary emergency response procedures and controls, however, there have been no significant changes in the Company’s internal controls during the quarter ended December 31, 2005, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

No Assurances of Future Profitability; Losses from Operations; Need for Capital. We incurred net losses for the fiscal years ended June 30, 2005, 2004 and 2003. In order to earn profits in the future, we need to increase volumes at profitable margins, control costs, fully integrate acquisitions and generate sufficient cash flow to support working capital and debt service requirements. There is no assurance that our management will be able to accomplish our business plan or continue to raise capital at terms which are acceptable to us in order to support working capital requirements or debt service shortfalls during any business downturns. At June 30, 2005, our working capital was $5.9 million compared to $2.5 million on June 30, 2004. The $3.4 million increase principally relates to an increase in net margin per gallon of 2.2 cents per gallon and the increase in gallons sold of 11.8 million for the year ended June 30, 2005 compared to the year ended June 30, 2004. There can be no assurance that this trend will continue in the future. The October 1, 2005 acquisition of H & W Petroleum Company, Inc. is likely to affect the Company’s future profitability and working capital. While we believe that this acquisition will have a positive impact on the Company’s future profitability and working capital, there can be no assurance that it will be positive. Moreover, the interest and associated costs of the $3.0 million September 2005 notes used to finance the H & W acquisition are expected to burden the generation of future income from operations and working capital,; the extent to which such costs will be offset by income from H & W cannot be assured. In addition, adverse market conditions, negative customer reactions to new or existing marketing strategies, or depressed economic conditions generally may cause net margins not to improve further or even to diminish.

Trading Market for Common Stock. During the six months ended December 31, 2005, our common stock frequently traded in large daily volumes and at wide price variances. This volatility could make it difficult for our shareholders to sell shares at a predictable price or at specific times. In addition, there may be volatility in the market price of the common stock due to factors beyond our control. Quarterly operating results, changes in general conditions in the economy, the financial markets or other developments affecting us could cause the market price of our common stock to fluctuate.

Growth Dependent Upon Future Expansion; Risks Associated With Expansion into New Markets. We intend to continue to expand through the acquisition of existing companies or their operations and customer bases. Our growth will also depend upon the ability to achieve greater penetration in existing markets and to successfully enter new markets in both additional major and secondary metropolitan areas. Market penetration and expansion into new markets will largely be dependent on our ability to demonstrate the benefits of our services and products to potential new customers; successfully establish and operate new locations; hire, train and retain qualified management, operating, marketing and sales personnel; finance capital expenditures and working capital requirements; secure reliable sources of product supply on a timely basis and on commercially acceptable credit terms; and successfully manage growth by effectively supervising operations, controlling costs and maintaining appropriate quality controls. There can be no assurance that we will be able to successfully expand our operations into new markets.

Acquisition Availability; Integrating Acquisitions. Our future growth strategy contemplates the acquisition of businesses engaged in wholesale commercial bulk and mobile fueling, marketers and distributors of petroleum lubricants and chemicals and transportation logistics services businesses in existing and new markets. On February 18, 2005, we acquired substantially all of the assets and business operations of Shank Services, a Houston, Texas based provider of commercial fuel, petroleum lubricants distribution and sales, and heavy and ultra-heavy haul transportation services. On October 1, 2005, we acquired the stock of H & W, a Houston based distributor of lubricants, fuels, other petroleum products and chemicals. There can be no assurance that we will be able to fully integrate the acquired operations with our pre-existing operations or that we will identify or be in a position to make suitable acquisitions on acceptable terms in the future. Similarly, there is no certainty that we will be able to obtain acceptable financing for such acquisitions or that any future acquisitions will be effectively and profitably integrated into our operations. In particular, to finance future acquisitions, we believe that it will be important for us to control our interest expense, by the issuance of equity securities or otherwise, since that expense increased significantly as a result of the debt financing used for our recent acquisitions. All acquisitions involve risks that could adversely affect our operating results, including management commitment; integration of the operations and personnel of the acquired business; future write downs of acquired intangible assets; and the failure to retain key personnel of the acquired business.

Management of Growth; Accounting and Information Technology Systems Implementation. Our future growth strategy is dependent on effective operational, financial and other internal systems, and the ability to attract, train, motivate, manage and retain our employees. If we are unable to manage growth effectively, results of operations will be adversely affected. In particular, the results of operations will be influenced by the redesign and implementation project relating to our accounting and information technology systems in order to reduce operating costs and improve our ability to effectively manage our business and integrate acquisitions. While we are optimistic about this project based on preliminary results, there can be no assurance that such redesign and implementation will be completed as planned, or that it will have the intended results.

Dependence on Key Personnel. Our future success will be largely dependent on the continued services and efforts of Richard E. Gathright, our Chief Executive Officer and President, and on other key executive personnel. The loss of the services of Mr. Gathright or other executive personnel could have a material adverse effect on our business and prospects. Our success and plans for future growth will also depend on our ability to attract and retain additional qualified management, operating, marketing, sales and financial personnel. There can be no assurance that we will be able to hire or retain such personnel on terms satisfactory to us. While we have recently extended Mr. Gathright’s existing employment agreement so that it now expires February 28, 2007, and automatically renews each year for additional one year terms unless either party gives prior notice of an intent to terminate, his long term future employment is not guaranteed by such agreement. We have also entered into written employment agreements with certain other key executive personnel.

Fuel Pricing and Supply Availability; Effect on Profitability. Diesel fuel and gasoline are commodities which are refined and distributed by numerous sources. We purchase the fuel delivered to our customers from multiple suppliers at daily market prices and in some cases qualify for certain discounts. We monitor fuel prices and trends in each of our service markets on a daily basis and seek to purchase our supply at the lowest prices and under the most favorable terms. For our fueling operations, commodity price risk is mitigated since we purchase and deliver our fuel supply daily and generally utilize cost-plus pricing when billing our customers. If we cannot continue to utilize cost-plus pricing when billing our customers, margins would likely decrease and losses could be incurred. We have not engaged in derivatives or futures trading to hedge fuel price movements. In addition, diesel fuel and gasoline may be subject to supply interruptions due to a number of factors, including natural disasters, refinery and/or pipeline outages and labor disruptions. The reduction of available supplies could impact our ability to provide commercial bulk and mobile fueling, and emergency response services and impact profitability. While we maintained our record of obtaining supplies for our customers and for emergency work during difficult conditions encountered in the extraordinary hurricane season of 2005, particularly Hurricane Katrina and the resulting massive flooding in the New Orleans area, there is no assurance that this record will continue in the future or that our business will not be adversely affected by supply problems in the future.

Dependence on Suppliers. While multiple suppliers of diesel fuel and gasoline are typically available to our wholesale commercial bulk and mobile fueling operations, our lubricants and chemicals operations are more dependent on relationships with a limited number of suppliers. While there can be no assurance that our relationship with any supplier of lubricants or chemicals will not change, we believe that, if it became necessary to change suppliers or to alter the nature or extent of the relationship with one or more of these suppliers, we have the ability to do so without a material adverse effect on our lubricants and chemicals operations.

Risks Associated with Customer Concentration; Absence of Written Agreements. Although we provide services to numerous customers, a significant portion of our revenue is generated from a few of our larger customers. While we have formal, length of service written contracts with some of these larger customers, such agreements are not customary in our business and have not been entered into with the majority of our customers. As a result, most of our customers can terminate their business with us at any time and for any reason, and we can similarly discontinue providing products or services to any of those customers. We may elect to discontinue service to a customer if changes in the service conditions or other factors cause us not to meet minimum levels of margins and rates, and the pricing or delivery arrangements cannot be re-negotiated. As a result of this customer concentration and the limited number of written agreements, our business, results of operations and financial condition could be materially adversely affected if one or more of our larger customers were lost or if we were to experience a high rate of service terminations.

Competition. In our commercial mobile fueling operations, we compete with other mobile fueling service providers, including several regional companies and numerous small, independent operators who provide these services. We also compete with retail marketing where fleet operators have the option of fueling their own equipment at retail stations and other third-party service locations such as card lock facilities. Our heavy and ultra-heavy haul transportation business competes with other providers, including larger regional companies and smaller local companies. Our lubricants, chemicals and wholesale commercial fuel distribution operations compete with other large and small providers of similar services. Our ability to compete is dependent on numerous factors, including price, delivery dependability, credit terms, service locations and the quality of the customer service we provide, including reporting and invoicing services. There can be no assurance that we will be able to continue to compete successfully as a result of these or other factors.

Operating Risks May Not Be Covered by Insurance. The bulk of our operations are subject to operating hazards and risks normally incidental to handling, storing and transporting diesel fuel, gasoline, petroleum lubricants and chemicals, almost all of which are classified as hazardous materials. We maintain insurance policies in amounts and with coverages and deductibles we believe are reasonable and prudent. However, there can be no assurance that our insurance will be adequate to protect us from liabilities and expenses that may arise from claims for personal and property damage arising in the ordinary course of business; that we will be able to maintain acceptable levels of insurance; or that insurance will be available at economical prices.

Changes in Environmental Requirements. We hope to generate future business for our commercial mobile fueling operations by converting fleet operators who are currently utilizing underground fuel storage tanks for their fueling needs to commercial mobile fueling. The owners of underground fuel storage tanks are being required to remove or retrofit those tanks to comply with technical regulatory requirements pertaining to their construction and operation. If other more economical means of compliance are developed or adopted by owners of underground storage tanks, the opportunity to market our services to these owners may be adversely affected. Correspondingly, new or changed environmental regulations could also affect the costs involved in providing commercial mobile fueling services or the sale of petroleum lubricants and chemicals.

Governmental Regulation. Our operations are affected by numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment and worker safety. Various federal, state and local agencies have broad powers under these laws, regulations and ordinances. In particular, the operation of our commercial mobile fueling fleet and its transportation of diesel fuel and gasoline are subject to extensive regulation by the U.S. Department of Transportation (“DOT”) under the Federal Motor Carrier Safety Act (“FMCSA”) and the Hazardous Materials Transportation Act (“HMTA”). We are subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, its services. In addition, we depend on the supply of diesel fuel, gasoline, petroleum based lubricants and chemicals from the oil and gas industry so that we are affected by changing taxes, price controls and other laws and regulations generally relating to the oil and gas industry. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

Although we believe that we are in substantial compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. There could be an adverse affect upon our operations if there were any substantial violations of these rules and regulations. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies, could result in additional, presently unquantifiable, costs or liabilities to us.

The compliance requirements of the Sarbanes-Oxley Act of 2002 have placed an increasing time burden on our personnel and significantly increased the costs associated with being a publicly traded company. We cannot determine the future costs of compliance with this Act; whether our compliance efforts will satisfy its compliance requirements; or whether, or the extent to which, our future operations or earnings may be affected by the Act’s impact on our business operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Shareholders of Streicher Mobile Fueling, Inc. was held at the Westin Hotel, Fort Lauderdale, 400 Corporate Drive, Ft. Lauderdale, Florida on December 9, 2005. At the meeting, the shareholders approved the following proposal with the vote as set forth thereunder:

•	Election of seven directors to the Company’s Board of Directors to serve until the next Annual Meeting of Shareholders or until their successors are elected:

Director	FOR	WITHHELD
Wendell R. Beard	7,507,380	53,790
Richard E. Gathright	7,479,680	81,490
Steven R. Goldberg	7,509,600	51,570
Larry S. Mulkey	7,513,290	47,880
C. Rodney O’Connor	7,497,890	63,280
Robert S. Picow	7,513,290	47,880
W. Greg Ryberg	7,512,810	48,360

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

STREICHER MOBILE FUELING, INC.

February 14, 2006	By:	/s/ Richard E. Gathright
Richard E. Gathright
Chief Executive Officer and President

By:	/s/ Michael S. Shore
Michael S. Shore
Senior Vice President and Chief Financial Officer