Form 10-Q
period 2006-03-31
STREICHER MOBILE FUELING INC
filed 2006-05-22
CIK 1024452

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21825

STREICHER MOBILE
                    FUELING, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0707824
(State of Incorporation)	(IRS Employer Identification Number)

200 West Cypress Creek Road, Suite 400, Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)

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
Yes ☐. No ☒.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of May 15, 2006 there were 10,491,143 shares of the registrant’s common stock outstanding.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

STREICHER MOBILE FUELING, INC.

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

Part I:	Financial Information

	Item 1.	Condensed Unaudited Consolidated Financial Statements

		Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and June 30, 2005	4

		Condensed Unaudited Consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 2006 and 2005	5

		Condensed Unaudited Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2006 and 2005	6

		Notes to Condensed Unaudited Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

	Item 4.	Controls and Procedures	34

Part II	Other Information

	Items 1. thru 6.		35 - 38

	Signature Page		39

	Certifications		40 - 42

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 and JUNE 30, 2005
(in 000’s, except share and per share data)

ASSETS	March 31, 2006	June 30,2005
Current assets:	(Unaudited)
Cash and cash equivalents	$1,914	$4,108
Accounts receivable, less allowances of $2,844 and $1,806	23,488	14,129
Inventories, net	3,522	495
Prepaid expenses and other current assets	403	660
Total current assets	29,327	19,392

Property and equipment, net	11,515	9,555
Goodwill and intangible assets	3,689	100
Deferred debt costs, net	950	991
Other assets	72	87

Total assets	$45,553	$30,125

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Bank line of credit payable	$13,347	$4,801
Accounts payable and other liabilities	11,676	7,345
Current portion of long-term debt	1,995	1,385
Total current liabilities	27,018	13,531

Long-term liabilities:
Promissory notes, net of unamortized debt discount of $2,143 and $2,056	10,502	9,584
Note payable	161	172
Long-term debt, net	10,663	9,756
Other long-term liabilities	103	—
Deferred revenues	578	—

Total liabilities	38,362	23,287

Shareholders’ equity:
Common stock, par value $.01 per share; 50,000,000 shares authorized; 9,814,202 and 8,953,444 issued and outstanding at March 31, 2006 and June 30, 2005, respectively	98	90
Additional paid-in capital	18,413	16,325
Accumulated deficit	(11,320)	(9,577)
Total shareholders’ equity	7,191	6,838

Total liabilities and shareholders’ equity	$45,553	$30,125

See accompanying notes to condensed unaudited consolidated financial statements.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED
MARCH 31, 2006 and 2005
(in 000’s, except per share data)

	Three-Month Periods Ended		Nine-Month Periods Ended
	March 31,		March 31,
	2006	2005	2006	2005
Petroleum product sales and service revenues	$51,946	$26,609	$157,547	$72,695
Fuel taxes	8,235	6,474	23,795	18,944
Total revenues	60,181	33,083	181,342	91,639

Cost of petroleum product sales and service	49,688	25,567	147,650	68,409
Fuel taxes	8,235	6,474	23,795	18,944
Total cost of sales	57,923	32,041	171,445	87,353

Gross profit	2,258	1,042	9,897	4,286

Selling, general and administrative expenses	3,569	1,872	9,112	4,227

Operating (loss) income	(1,311)	(830)	785	59

Interest expense	(905)	(527)	(2,539)	(1,302)
Interest and other income	—	8	11	8

Loss before income taxes	(2,216)	(1,349)	(1,743)	(1,235)

Income tax expense	—	—	—	—

Net loss	$(2,216)	$(1,349)	$(1,743)	$(1,235)

Net loss per common share:
Basic and diluted	$(.23)	$(.17)	$(.18)	$(.16)

Weighted average shares outstanding:
Basic and diluted	9,814	7,813	9,642	7,525

See accompanying notes to condensed unaudited consolidated financial statements.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2006 and 2005
(in 000’s)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,743)	$(1,235)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization:
Cost of sales	1,130	1,143
Selling, general and administrative	342	310
Amortization of deferred debt costs	276	183
Amortization of debt discount	518	283
Amortization of stock compensation expense	280	—
Provision for allowance for doubtful accounts	248	45
Changes in operating assets and liabilities:
Decrease in restricted cash	—	13
Increase in accounts receivable	(3,646)	(1,134)
Decrease (increase) in inventories, prepaid expenses and other assets	1,059	(360)
(Decrease) increase in accounts payable and other liabilities	(477)	2,248
Net cash (used in) provided by operating activities, net of acquisition effect	(2,013)	1,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for business acquisitions, net of cash acquired	(1,751)	(6,134)
Purchases of property and equipment, net	(2,018)	(428)
Net cash used in investing activities	(3,769)	(6,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit payable	1,460	(1,212)
Net proceeds from exercise of common stock options and warrants	1,211	1,529
Proceeds from issuance of promissory notes	3,000	6,100
Payments of debt issuance costs	(235)	(300)
Repayments of promissory notes	(452)	—
Principal payment on promissory notes	(1,385)	—
Repayment of note payable	(11)	—
Net cash provided by financing activities	3,588	6,117

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,194)	1,051

CASH AND CASH EQUIVALENTS, beginning of period	4,108	2,708
CASH AND CASH EQUIVALENTS, end of period	$1,914	$3,759

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-
Interest	$1,083	$538
Income taxes	$—	$—

Supplemental Cash Flow Information of Non-Cash Activities:

During the period ended March 31, 2006, the Company recorded unamortized debt discount of $605 related to the valuation of common stock warrants issued in connection with the September 2005 private placement of debt.

See accompanying notes to condensed unaudited consolidated financial statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

Streicher Mobile Fueling, Inc., a Florida corporation (the “Company”) was formed in 1996.

The Company provides commercial mobile and bulk fueling; integrated out-sourced fuel management; packaging, distribution and sale of lubricants and chemicals; transportation logistics; and emergency response services. The Company’s fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and re-supplying fixed-site, temporary bulk storage tanks and emergency power generation systems. A wide variety of specialized petroleum products, lubricants and chemicals are also distributed to refineries, manufacturers and other industrial customers. In addition, the Company’s fleet of special duty tractor-trailer units provides heavy and ultra-heavy haul transportation logistics services over short and long distances to customers requiring the movement of over-sized and/or over-weight equipment and heavy manufactured products. At March 31, 2006, the Company was conducting operations in Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

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

On October 1, 2005, the Company acquired all of the stock of H & W Petroleum Company, Inc. (“H & W”), a Houston, Texas based marketer and distributor of lubricants, commercial fuels and petroleum products. Immediately prior to the consummation of this transaction, H & W acquired the operating assets of Harkrider Distributing Company, Incorporated (“Harkrider”), a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products, which was related to H & W through some common shareholder ownership (together with the acquisition of the shares of H & W, the “H & W Acquisition”). In addition to providing service to the greater Houston metropolitan area, the combined H & W and Harkrider operations also serve the Dallas/Fort Worth, Freeport, Longview, Lufkin, San Antonio, Beaumont and Waco markets in Texas.

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

The condensed unaudited consolidated financial statements included herein have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current period presentation. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending June 30, 2006. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

(3)	INVENTORIES, NET

The inventory balance at March 31, 2006 related principally to the lubricants warehouse in Texas, see Note 11. Inventories, consisting primarily of lubricants, diesel fuel, and gasoline, are stated at the lower of cost or market and include federal and state fuel taxes payable to vendors. Cost is determined on a first-in, first-out basis. At March 31, 2006 $104,327 was reserved for slow moving inventory.

(4)	LINE OF CREDIT PAYABLE

The Company has a $20 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory. Interest is payable monthly (8.25% at March 31, 2006) and outstanding borrowings under the line are secured by substantially all of the Company assets other than its truck fleet and related equipment. The credit facility maturity was extended by mutual consent of the Company and the financial institution from September 25, 2006 to September 26, 2007. Although the line of credit expires on September 26, 2007, it is classified as a current liability due to certain provisions in the agreement related to subjective acceleration clauses and due to an agreement requiring the Company to maintain a lockbox arrangement whereby cash deposits are automatically utilized to reduce amounts outstanding under the line of credit.

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

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006 and June 30, 2005, the Company had outstanding borrowings of $13.3 and $4.8 million, respectively, under its $20 million bank line of credit. Based on eligible receivables and inventory at March 31, 2006, the Company had approximately $4.7 million of cash availability on its bank line of credit, compared to $5.2 million availability on June 30, 2005. The Company is in compliance with all financial covenants required by the loan and security agreement.

(5) OTHER LONG-TERM LIABILITIES

The Company accounts for asset retirement obligations in accordance with the provisions of FASB Statement No. 143, Liability Recognition - Asset Retirement Obligations with Indeterminate Settlement Dates. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Retirement is defined as the other-than-temporary-removal of a long-lived asset from service. The term encompasses sale, abandonment, recycling or disposal in some other manner. The Company has estimated an associated liability for the removal and clean-up of three underground fuel storage tanks and has estimated the remaining useful life of those tanks to be ten years, with an estimated liability associated with the asset retirement obligation of the tanks to be $103,000 at March 31, 2006.

(6) DEFERRED REVENUE

At March 31, 2006, the Company recorded deferred revenues of $578,000 related to a 5 year supply contract which amount is being recognized as a reduction to cost of sales ratably upon the sale of certain petroleum products. For the period ended March 31, 2006 the Company recognized $22,000 of deferred revenue.

(7) NET LOSS PER SHARE

Basic loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

At March 31, 2006 and 2005, 2,580,525 and 4,605,761 common stock equivalents, respectively, consisting of employee, director and unrelated third party stock options and common stock warrants, were outstanding at prices ranging from $.86 to $9.49 per share. For the three and nine month periods ended March 31, 2006 and 2005 these common stock equivalents were excluded from the calculation of diluted loss per share because their impact would be anti-dilutive.

For the three month periods ended March 31, 2006 and 2005, the Company incurred a loss of $0.23 and $0.17 per basic and dilutive share, respectively. For the nine month periods ended March 31, 2006 and 2005, the Company incurred a loss of $0.18 and $0.16 per basic and diluted share, respectively.

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

(8) STOCK-BASED COMPENSATION

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

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Under the 1996 Plan 500,000 shares of common stock are reserved for issuance upon exercise of options granted. Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options, with the amount reserved being increased each year by ten percent of the total shares subject to the 2000 Plan at the end of the previous calendar year. Options to purchase 0 shares of stock are available to be granted under the 1996 Plan and options to purchase 298,710 shares of stock are available to be granted under the 2000 Plan. The Board of Directors has determined that no additional options will be granted under the 1996 Plan.

Options granted under the 1996 Plan and the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant. Options granted under the 1996 Plan and the 2000 Plan are not exercisable after the period or periods provided in the respective option agreements.

Information concerning both the 1996 and 2000 employee stock option plans for the nine months ending March 31, 2006 is summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2005	1,206,152	$1.78
Granted	312,000	$2.89
Exercised	(2,000)	$1.24
Terminated	(164,700)	$2.36
Outstanding March 31, 2006	1,351,452	$1.97	$1,177,307
Exercisable March 31, 2006	948,052	$1.81	$972,747

The weighted average remaining contractual life for employee stock options outstanding and exercisable at March 31, 2006 is 6.1 years and 4.9 years, respectively. The weighted average grant date fair value of stock options granted during the nine months ended March 31, 2006 and 2005 was $2.63 and $1.38, respectively. For the nine months ended March 31, 2006 and 2005, 2,000 and 69,800 stock options were exercised and the Company received $2,480 and $205,132 in cash proceeds, respectively. The aggregate intrinsic value of stock options exercised was $2,782 and $109,240 for the nine months ended March 31, 2006 and 2005, respectively. The weighted average remaining contractual life for 403,400 options unvested or expected to vest in future periods at March 31, 2006 is 9.06 years with a weighted average exercise price of $2.33. The fair value of stock options vested during the nine months ended March 31, 2006 and 2005 was $16,859 and $3,058, respectively.

A summary of the status of the Company’s nonvested employee stock options as of March 31, 2006 is presented below:
	Shares	Weighted average grant- date fair value
Nonvested at July 1, 2005	319,000	$1.51
Granted	312,000	$2.63
Vested	(128,600)	$1.30
Forfeited	(99,000)	$2.20
Nonvested at March 31, 2006	403,400	$2.10

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

Under the Directors Plan, 350,000 shares of common stock are reserved for issuance upon the exercise of options granted. Each non-employee who serves as a member of the Company’s Board of Directors as of the effective date of the Directors Plan, and each non-employee who is elected or otherwise appointed as one of the Company’s directors thereafter, will receive a fully vested option to purchase 20,000 shares of stock. On the last day of each fiscal quarter that the Directors Plan is in effect each non-employee director receives an additional option grant to purchase 625 shares of stock. By resolution of the Board of Directors on December 9, 2005, effective with the quarter beginning January 1, 2006, the stock option awards were increased for each non-employee Director from 625 to 725. Further, in accordance with the Directors Plan, additional options may be granted to non-employee directors from time to time. Options to purchase 265,600 shares of common stock are outstanding at March 31, 2006 under the Directors Plan and options to purchase 84,400 shares of stock are available to be granted in the future. The weighted average grant date fair-value of director options granted during the nine months ended March 31, 2006 was $2.50.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Options granted under the Directors Plan expire no later than ten years from the date of grant and are, with limited exceptions, exercisable as of the grant date. All outstanding options as of March 31, 2006 are vested. The weighted average remaining contractual life for the outstanding and vested director stock options is 6.6 years.

Information concerning the Director’s Plan for the nine months ending March 31, 2006 is summarized as follows:
	Shares	Weighted average exercise price
Outstanding July 1, 2005	233,750	$1.52
Granted	31,850	$2.80
Exercised	—	—
Terminated	—	—
Outstanding March 31, 2006	265,600	$1.67
Exercisable March 31, 2006	265,600	$1.67

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation granted to employees. The Company adopted SFAS 123R on July 1, 2005 using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after July 1, 2005 and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to July 1, 2005 that remain unvested on July 1, 2005. The amortization of stock compensation expense for the three and nine months ended March 31, 2006 was $85,890 and $280,258, respectively, and is included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statement of Operations. The effect of this accounting change is reflected prospectively; therefore no stock based employee compensation expense was recognized in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2005. As a result of adopting SFAS 123R, there was an increase in net losses for the three and nine months ended March 31, 2006 of $85,890 and $280,258, respectively, and an increase in basic and diluted loss per share of $.01 and $.03 for the three and nine months ended March 31, 2006, respectively. There was no effect on cash flow from operations or cash flow from financing activities. Supplemental disclosure, as if the change had been retroactively applied is as follows (dollars in thousands, except share data):

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended March 31, 2005	For the Nine Months Ended March 31, 2005
Net loss, as reported	$(1,349)	$(1,235)

Stock-based employee compensation expense included in reported net loss	$—	$—

Stock-based employee compensation expense not included in reported net loss	$(21)	$(76)

Net loss - pro forma	$(1,370)	$(1,311)

Basic and diluted net loss per share - as reported	$(.17)	$(.16)

Basic and diluted net loss per share - proforma	$(.18)	$(.17)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Assumptions:	2006	2005	2006	2005
Risk free interest rate	4.69%	4.30%	4.69%	4.30%
Dividend yield	0%	0%	0%	0%
Expected volatility	108.7%	107.4%	108.7%	107.4%
Expected life	9.29 years	8.6 years	9.29 years	8.6 years

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the above table. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the rate for 10 year U.S. Treasury bonds. As of March 31, 2006 there was $558,540 of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted average period of 3 years. The fair value of the stock options are expensed on a straight-line basis over the vesting period.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(9) LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2006	June 30, 2005
September 2005 promissory notes (the “September 2005 Notes) (10% interest due semi-annually, February 28 and August 31); principal payments of $300,000 due beginning August 31, 2007, semi-annually on August 31 and February 28; balloon payment of $1,200,000 due at maturity on August 31, 2010; effective interest rate of 19.1% includes cost of warrants and other debt issue costs	$3,000	$—

January 2005 promissory notes (the “January 2005 Notes”) (10% interest due semi-annually, July 24 and January 24); principal payments of $610,000 due beginning January 24, 2007, semi-annually on January 24 and July 24; balloon payment of $2,440,000 due at maturity on January 24, 2010; effective interest rate of 19.7% includes cost of warrants and other debt issue costs	6,100	6,100

August 2003 promissory notes (the August 2003 Notes) (10% interest due semi-annually, December 31 and June 30); principal payments of $692,500 due beginning August 28, 2005, semi-annually on August 28 and February 28; balloon payment of $2,770,000 due at maturity on August 28, 2008; effective interest rate of 23.7% includes cost of warrants and other debt issue costs	5,540	6,925

Note Payable (contingent deferred promissory note subject to earn-out provisions related to Shank Services acquisition if payable, due March 31, 2007)	161	172

Unamortized debt discount, net of amortization	(2,143)	(2,056)

Less: current portion	(1,995)	(1,385)

Long-term debt, net	$10,663	$9,756

September 2005 Promissory Notes

On September 1, 2005, the Company closed a $3.0 million private debt placement (the “September 2005 Notes”) with institutional and other accredited investors in order to fund the H & W acquisition referred to above, develop its operations and for other general working capital purposes. The Company issued $3.0 million in 10% five-year Senior Secured Notes that require six semi-annual payments commencing on August 31, 2007 and a 40% balloon payment on August 31, 2010. The September 2005 Notes are redeemable by the Company, in whole or in part, by payment of a percentage of the principal amount, together with accrued but unpaid interest, if any, as follows: September 1, 2005 - August 31, 2006, 102%; September 1, 2006 - August 31, 2007, 101%; and September 1, 2007 - August 31, 2010, 100%. In connection with the financing, the Company also issued four year warrants to purchase a total of 360,000 shares of the Company’s common stock at an exercise price of $2.28 per share, including customary redemption and registration rights. These warrants were valued at $605,000 and are being amortized over the five-year life of the Notes.

Other

Unamortized debt discounts of $2.143 million at March 31, 2006 and $2.056 million at June 30, 2005 were recorded in connection with the August 2003, January 2005 and September 2005 Notes and are being amortized as interest expense over the respective term of the debt issued under the effective interest method. These are non-cash discounts related to the valuation of the common stock warrants issued to the note holders and the placement agent in the financing transactions that do not reduce the amount of principal cash repayments required to be made by the Company. The outstanding balance of these Notes was $14.640 and $13.025 million at March 31, 2006 and June 30, 2005, respectively. The common stock warrants issued were valued using the Black-Scholes option pricing model and were recorded as an increase to additional paid-in capital.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s debt agreements for its line of credit facility and for the August 2003, January 2005 and September 2005 Notes have covenants establishing certain financial requirements and operating restrictions. The Company’s failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate the Company’s debt repayment obligations under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements. A default under any of the debt agreements would have a material adverse effect on the Company’s liquidity and capital resources. At March 31, 2006, the Company was in compliance with all covenants required by the debt agreements.

(10)	SHAREHOLDERS’ EQUITY

For the nine-month period ended March 31, 2006 shareholders’ equity increased by $353,000 due to: (1) $1.23 million in proceeds realized from the exercise of warrants and options primarily related to the issuance of the January 2005 and the August 2003 Notes, with exercise prices ranging from $1.00 to $1.60; (2) $605,000 from the valuation of warrants issued in connection with the September 2005 Notes, net of $19,000 in professional fees related to the registration of the warrants; and (3) $280,000 in amortization of stock compensation; offset by (4) $1.743 million in net losses for the period. The following reflects the change in shareholders’ equity for the nine-month period ended March 31, 2006 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

June 30, 2005	$90	$16,325	$(9,577)	$6,838

Exercise of options and warrants	8	1,222	—	1,230

Issuance of warrants	—	586	—	586

Amortization of stock compensation expense	—	280	—	280

Net loss	—	—	(1,743)	(1,743)

March 31, 2006	$98	$18,413	$(11,320)	$7,191

(11)	H & W PETROLEUM COMPANY, INC. ACQUISITION

On October 1, 2005, the Company acquired all of the stock of H & W Petroleum Company, Inc. (“H & W”), a Houston, Texas based marketer and distributor of lubricants, commercial fuels and petroleum products. Immediately prior to the consummation of this transaction, H & W acquired the operating assets of Harkrider Distributing Company, Incorporated (“Harkrider”), a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products, which was related to H & W through some common shareholder ownership (together with the acquisition of the shares of H & W, the “H & W Acquisition”). In addition to providing service to the greater Houston metropolitan area, the combined H & W and Harkrider operations also serve the Dallas/Fort Worth, Freeport, Longview, Lufkin, San Antonio, Beaumont and Waco markets in Texas.

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

The purchase price of approximately $5.9 million, which includes the payments due upon collection of certain receivables totaling $1.964 million, was paid with a combination of cash, the assumption of specified liabilities and the issuance of two year 10% promissory notes totaling $2.463 million. The promissory notes are subject to an earn out provision based on the performance of H & W and Harkrider after the H & W acquisition. The preliminary purchase price allocation, including goodwill and intangibles, which represents the excess of the purchase price over the fair value of the net assets acquired, may be changed at any time within the year following the transaction as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available. To reflect the excess purchase price over the estimated fair value of the tangible net assets acquired, the purchase price and the preliminary purchase price allocation are summarized as follows (in thousands):

Cash at closing	$82
Borrowings under bank line of credit	1,454
Acquisition costs — direct	607
Contingent earnout	2,463
Total purchase price		$4,606

Less: Fair value of identifiable assets acquired:
Cash	$392
Plant, property and equipment	1,206
Accounts receivable (Includes $250 from Harkrider)	5,961
Inventory	3,565
Other current assets	249
Fair value of identifiable assets acquired		$11,373

Plus: Fair value of liabilities assumed:
Bank line of credit payable (Includes $387 from Harkrider)	$7,086
Accounts payable and other liabilities	5,489
Current portion of long-term debt	452
		$13,027

Less: Contingent earnout not achieved		$2,463

Excess of purchase price over fair value of net assets acquired to be allocated among intangible assets and goodwill		$3,797

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is the allocation of the fair value of net assets acquired over cost (in thousands):

Amortizable intangible assets:
Customer relationships	$1,673
Supplier contracts	801
Trademarks	687
Favorable leases	196
Total amortizable intangible assets	3,357
Accumulated amortization	(180)
Net book value at 3/31/2006	$3,177

Goodwill	$440

Amortization expense is computed by straight-line method over the useful lives of the assets, which range from five to fifteen years. Amortization expense for the nine months ended March 31, 2006 was $180,000. Estimated amortization expense for the remainder of fiscal year 2006, for the five succeeding fiscal years and thereafter is as follows (in thousands):

Fiscal year:
2006 (remainder)	$90
2007	360
2008	360
2009	360
2010	360
2011	208
Thereafter	1,439
$3,177

The following unaudited pro forma condensed consolidated statements of operations have been prepared as if the H & W Acquisition had occurred at July 1, 2005 and July 1, 2004, respectively, (in thousands, except per share data).

	Nine months ended March 31, 2006	Year ended June 30, 2005

Fuel, tax and service revenue	$198,871	$191,417
Cost of fuel, tax and service	187,538	179,975
Gross Profit	$11,333	$11,442

Net loss	$(2,015)	$(1,988)

Basic and diluted net loss per share	$(.21)	$(0.25)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the H & W Acquisition been consummated as of those dates, nor is it intended to be a projection of future results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including but not limited to this Item 2 and the footnotes to the financial statements in Section F, contains “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements proceeded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements.

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

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We caution readers of this report that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. In addition to the Risk Factors included in Part II, Item 1A, of this report, the inaccuracy of any of the following assumptions could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	the avoidance of future net losses

•	the avoidance of adverse consequences relating to our outstanding debt

•
our continuing ability to pay interest and principal on our bank line of credit; the $5.54 million of August 2003 Notes; the $6.1 million of January 2005 Notes; and the $3.0 million of September 2005 Notes; and to pay our accounts payable and other liabilities when due

•	our continuing ability to comply with financial covenants contained in our credit agreements

•	our continuing ability to obtain all necessary waivers of covenant violations, if any, in our debt agreements

•	the avoidance of significant provisions for bad debt reserves on our accounts receivable

•	continuing demand for our products and services at competitive prices and acceptable margins

•	the avoidance of negative customer reactions to new or existing marketing strategies

•	avoidance of significant inventory reserves for slow moving products

•	our continuing ability to acquire sufficient trade credit from fuel and lubricants suppliers and other vendors

•	successful completion of the process of integrating the Shank Services and H & W operations into our existing operations, and enhancing the profitability of the integrated businesses

•
successful execution of our acquisition and diversification strategy, including the availability of sufficient capital to acquire additional businesses and to support the infrastructure requirements of a larger combined company

•	successful implementation of our new information management system

•	success in responding to competition from other providers of similar services

•	generally positive economic and market conditions

Overview

•	Our Business

We provide commercial mobile and bulk fueling; integrated out-sourced fuel management; packaging, distribution and sale of lubricants and chemicals; transportation logistics; and emergency response services. Our fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and providing fuel for emergency power generation systems; and distributes a wide variety of specialized petroleum products, lubricants and chemicals to refineries, manufacturers and other industrial customers. In addition, our fleet of special duty tractor-trailer units provides heavy and ultra-heavy haul transportation logistics services over short and long distances to customers requiring the movement of over-sized and/or over-weight equipment and heavy manufactured products. At March 31, 2006, we were conducting operations in Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

On February 18, 2005, we acquired substantially all of the assets and business operations of Shank Services, a Houston, Texas based provider of commercial fuel, petroleum lubricants distribution and sales and heavy haul transportation services in the Houston, Dallas/Fort Worth, Austin and San Antonio markets in Texas.

On October 1, 2005, we acquired all of the stock of H & W Petroleum Company, Inc. (“H & W”), a Houston, Texas based marketer and distributor of lubricants, commercial fuels and petroleum products. Prior to closing this acquisition, H & W acquired the operating assets of Harkrider Distributing Company, a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products. The combined H & W and Harkrider operations serve the Houston, Dallas/Fort Worth, Freeport, Longview, Lufkin, San Antonio, Beaumont and Waco markets. The purchase price was based on a multiple of 4.5 times projected annualized EBITDA (earnings before interest, taxes, depreciation and amortization - a non-GAAP financial measure) of approximately $1.4 million and was adjusted to $5.964 million at closing by working capital and other closing adjustments.

We provide our commercial mobile and bulk fueling and other services at a competitive rate for those services plus the cost of products and procurement, generally based on market prices of fuels and lubricants. As a result, revenue levels for much of our operations are largely dependent on the upward or downward movement of petroleum product prices in each market and are not as significantly influenced by the revenues derived from the service component of our fuel and lubricant based business. Although dramatic fuel price volatility can affect customers’ demand for fuel and can also increase the fuel costs of operating our fleet of trucks and equipment, our gross profit on sales is generally not directly affected by fuel price fluctuations since we pass on fuel price changes to customers and we charge customers for our services on a per gallon basis based on a targeted rate per hour. While there may be a perceived correlation between customer resistance to paying higher service charges when fuel prices rise sharply, as they have recently, we believe that we market labor savings, fuel theft reduction and other benefits of our services which reduce or limit the overall cost of our customers’ fuel supplies. We also believe that higher fuel prices should not have a long-term effect on our margins, except as they relate to overall customer credit risk. During the fiscal year ended June 30, 2005 and the nine months ended March 31, 2006, market prices for fuel were significantly higher than in the two prior fiscal years. Our delivered volumes and revenues in the current nine-month period increased primarily due to the addition of new accounts, market expansion, the acquisitions of Shank Services and H & W and the increase in emergency response services related to Hurricanes Dennis, Katrina, Rita and Wilma. The increase in our revenue, while significant, was not as meaningful as the increase in delivered gallons, since we pass through petroleum product price increases to customers.

Our business is highly competitive with numerous large and small distributors, jobbers and others offering services in the same markets in which we also provide services. We believe that these markets offer us opportunities for consolidation as customers increasingly demand one-stop shopping for their fueling and specialty lubricants requirements as well as assured supply deliveries particularly to prevent business interruptions during emergencies, both of which we can provide. Competitors, many of which are family owned and operated, are frequently unable to provide the level of services required due to capital constraints, supplier credit limitations, out-dated technology and after-sale support services.

•	Financial Performance

During the quarter and nine months ended March 31, 2006, total revenues and gross profit increased as a result of the acquisitions of Shank and H & W, our ongoing marketing and sales programs, as well as the emergency response services contribution in the aftermath of the devastation caused by the summer and fall hurricanes in 2005. These factors resulted in a 7.7 and 23.8 million increase in gallons sold for the three and nine month periods and related average net margin improvements per gallon of 0.9 and 4 cents aggregating $1.0 and $5.6 million, respectively, over the prior year periods. Our results of operation for the quarter, however, were severely impacted by a marked increase in selling, general and administrative (“SG&A”) expenses attributable to the continuing burden of the SG&A expenses of H & W and Shank even while we were making substantial expenditures to develop a new, integrated operations and accounting management system that is expected to reduce the subsidiaries’ and the Company’s overall SG&A expenses when it is fully implemented.

For the current quarter and last nine months, an improvement in gross profit over last year of $1.2 and $5.6 million, respectively, was more than offset by increases in SG&A of $1.7 million and $4.9 million, respectively and interest expense of $378,000 and $1.2 million, respectively. The result was net losses of $2.2 million and $1.7 million, respectively, representing increases of $867,000 and $508,000 over the prior year periods. While we believe that our improved margin and increased volumes for the quarter and the nine month period continue to reflect the progress we have made during the past fiscal year, our results of operation were adversely affected by a number of other factors, including the sudden and dramatic surge in the prices of fuel and other petroleum products, which depressed demand for our products and services and led to lower than expected sales volumes, at least on a short term basis. As a result, while sales volumes and gross profit did increase from year ago levels, those increases were not as great as we had anticipated entering the quarter. The sharp increases in petroleum prices during the quarter also contributed to other unexpected increases in costs during the quarter, ranging from higher running fuel and other delivery costs to increased bad debt expense resulting from customer bankruptcies.

The increased SG&A expenses in the quarter ended March 31, 2006, reflect our continued spending on building a new corporate infrastructure with capability to support our current and future subsidiary companies, which expenses are treated as period costs, even while we continue to bear substantially all of the SG&A burden historically associated with Shank, H & W and the Company. While it is expensive to bear both the historical SG&A expenses of the individual units of the Company and the expenses of developing a new integrated infrastructure, we believe that the additional expenses we are incurring now will eventually permit us to reduce the historical SG&A expenses of acquired companies as well as of the Company’s previously held operations. We have accelerated these expenditures in this current quarter, including the strengthening of our mid-management team, increased support personnel, temporary labor/consulting, relocation of our Fort Lauderdale corporate office to a larger, better equipped, facility relocating Shank’s Houston office to H & W’s regional Houston office and other similar integration costs of these recent acquisitions. As previously disclosed, we are engaged in the implementation of our new back and front office operating and accounting systems, which will replace the three legacy systems of SMF, Shank and H & W. Upon the completion of this process, we expect to realize economies of scale and eliminate duplicative costs of Shank and H & W while creating an enhanced capability to integrate future acquisitions on an accelerated basis.

SG&A expense for the quarter ended March 31, 2006 was also significantly affected by the unexpected bankruptcy of two of our customers, resulting in most of the $260,000 increase in bad debt expense for the quarter. Other SG&A increases from a year ago resulted from the changes in accounting for Stock Based Compensation (FASB 123R) of $86,000 for the quarter, and $280,000 year to date, and higher credit card fees of $74,000 and $372,000, respectively.

Significant components of the increases in Selling, General and Administrative Expenses over last year for the same period:

DESCRIPTION	Increase in Three Months Ended March 31, 2006 Compared to March 31, 2005	Increase in Nine Months Ended March 31, 2006 Compared to March 31, 2005

Acquired SGA of Shank and H & W	$912,000	$2,638,000
Corporate infrastructure and ongoing integration costs	439,000	1,240,000
Bad debt expense	260,000	322,000
FASB 123R Stock Based Compensation Expense	86,000	280,000
Credit card fees and other costs	74,000	372,000
Total	$1,771,000	$4,852,000

The increase in net margin for the third quarter was less than anticipated since the increased volumes delivered related primarily to petroleum products sold at lower gross margins, as well as reduced volumes resulting from below cost pricing practices by a competitor seeking market share in California. We also incurred increased operating costs during the quarter, most of which related to driver turnover and compensation. In addition to increased benefits, hiring, training and retention costs, the Company incurred higher costs for truck repairs and maintenance, running fuel, regulatory compliance and security. The Company incurred some of these additional costs with a view toward generating greater efficiency and other improvements in its driver workforce, vehicles and other equipment that will yield over time a significant net benefit to the Company.

During the quarter and the nine month period ended March 31, 2006, we continued to incur costs for non-cash interest charges of $118,000 and $316,000, respectively, from debt incurred in connection with the acquisitions of Shank and H & W which was only partially incurred in the prior periods. For the current quarter and nine month period we amortized deferred debt costs and debt discount to interest expense of $277,000 and $793,000, respectively, in connection with our debt securities and recorded total interest expense of $905,000 and $2.5 million, respectively. We are currently pursuing alternatives to convert or retire a substantial portion of this debt to shareholders’ equity in order to reduce interest costs, although such a transaction would probably result in a one-time, non-cash write-off of the related debt discount and deferred debt costs.

Our earnings before interest, taxes, depreciation and amortization (“EBITDA”) which are discussed below decreased in the quarter by $685,000 to $(687,000) and increased $1.0 million to $2.5 million for the nine month period. EBITDA is determined before providing for debt service payments and capital expenditures. EBITDA, while a non-GAAP measure, is a key indicator used by our management and the financial community to gauge financial performance of the actual operations of a business without considering the impact of non-cash charges for equipment aging, debt financing expenses, stock compensation expense and income taxes. EBITDA isolates actual financial performance of operations independent of the utilization of capital resources, level of debt financing and the tax position of the business owning those operations.

We consider the implementation of our new operations, accounting and information management system to be essential to our efforts to fully integrate and manage, on an ongoing basis, the acquired Shank and H & W operations as well as future acquisitions. We are confident that this new system will increase operational efficiencies, facilitate integration and improve management of pre-existing commercial mobile and bulk fueling operations as well as those of the acquired companies and help control operating costs and improve profitability. When this new system is fully implemented, we believe that we will have the information available to achieve new efficiencies and reduce the overhead costs of our operations. In addition to facilitating the integration of future acquisitions, we believe that the new system and the other aspects of our infrastructure development effort will shorten the time and reduce the effort needed to efficiently integrate newly acquired locations and operations. At March 31, 2006, we had capitalized $1.5 million in property and equipment related to its design and installation with a total estimated cost of $2.5 million.

Selected comparative financial information for the three and nine month periods ended March 31, 2006 and 2005 (unaudited):
(in thousands, except share and per share data)

	Three Month Periods Ended		Increase (Decrease)
	3/31/2006	3/31/2005	$	%
Total revenues	$60,181	$33,083	27,098	82%
Gross profit	2,258	1,042	1,216	117%
Selling, general and administrative expense	3,569	1,872	1,697	91%
Operating loss	(1,311)	(830)	(481)	(58)%
Interest expense	905	527	378	72%
Net loss	(2,216)	(1,349)	(867)	(64)%
EBITDA [2,5]	(687)	(2)	(685)	—

Basic and diluted net loss per share	$(0.23)	$(0.17)	(0.06)	(35)%

Basic and diluted weighted average shares Outstanding	9,814,202	7,812,651	2,001,551	26%

Depreciation and amortization [3]	$538	$828	(290)	(35)%

Gallons sold	24,079	16,402	7,677	47%
Average net margin per gallon (in cents) [4]	11.0	10.1	0.9	9%

	Nine Month Periods Ended		Increase (Decrease)
	3/31/2006(1)	3/31/2005	$	%
Total revenues	$181,342	$91,639	89,703	98%
Gross profit	9,897	4,286	5,611	131%
Selling, general and administrative expense	9,112	4,227	4,885	116%
Operating income	785	59	726	—
Interest expense	2,539	1,302	1,237	95%
Net loss	(1,743)	(1,235)	(508)	(41)%
EBITDA [2,5]	2,548	1,512	1,036	69%

Basic and diluted net loss per share	$(0.18)	$(0.16)	(0.02)	(13)%

Basic and diluted weighted average shares Outstanding	9,641,996	7,524,672	2,117,324	28%

Depreciation and amortization [3]	$$1,472	$1,453	19	1%

Gallons sold	70,147	46,350	23,797	51%
Average net margin per gallon (in cents) [4]	15.7	11.7	4.0	34%

1 Reflects the September 1, 2005 issuance of $3,000,000 in Five Year 10% Senior Subordinated Notes (the “September 2005 Notes”) and 360,000 four year stock purchase warrants at $2.28 per share and reflects the October 1, 2005 acquisition of H & W, certain assets of which secure the payment of the September 2005 Notes.
2 Earnings before interest, taxes, depreciation and amortization and amortization of stock compensation expense.
3 Depreciation and amortization included in cost of sales was $.394 million and $1.129 million for the three and nine months ended March 31, 2006 and $.611 million and $1.143 million for the three and nine months ended March 31, 2005.
4 Net margin per gallon equals gross profit plus cost of sales depreciation and amortization divided by number of gallons sold.
5 See Non-GAAP measure EBITDA Reconciliation:

Non-GAAP Measure EBITDA Reconciliation (in thousands):

	3 Months Ended		Increase (Decrease)	Increase (Decrease)
	3/31/2006	3/31/2005	$	%

Net loss	$(2,216)	$(1,349)	(867)	(64)%
Add back:
Interest, net	905	519	386	74%
Depreciation and amortization (*):
Cost of sales	394	611	(217)	(36)%
Sales, general and administrative	144	217	(73)	(34)%
Amortization of stock compensation expense	86	—	86	100%
EBITDA	$(687)	$(2)	(685)	—

	9 Months Ended		Increase (Decrease)	Increase (Decrease)
	3/31/2006	3/31/2005	$	%

Net loss	$(1,743)	$(1,235)	(508)	(41)%
Add back:
Interest, net	2,539	1,294	1,245	96%
Depreciation and amortization (*):
Cost of sales	1,130	1,143	(13)	(1)%
Sales, general and administrative	342	310	32	10%
Amortization of stock compensation expense	280	—	280	100%
EBITDA	$2,548	$1,512	1,036	69%

(*) Includes depreciation related to the write down of excess equipment abandoned after fleet rerouting following the Shank acquisition and accelerated depreciation and write-off for computer software for changes in infrastructure totaling $461,000 for the three and nine month periods ended March 31, 2005.

Additional paid-in capital included in shareholders’ equity increased during the nine months ended March 31, 2006 by $2.1 million as a result of the issuance and exercise of options and warrants to purchase our stock, and the recording of stock option compensation equity resulting from the implementation of FASB 123R.

The current nine month performance was also affected by non-cash amortization expenses of deferred debt costs, debt discount and stock compensation totaling $1.074 million compared to $466,000 for the prior year period, while stated rate interest expense of $1.746 million represented a 109% increase over the prior year period both of which had a significant impact on the net loss for the period.

•	Organic Growth Opportunities

In addition to our ongoing commitment to evaluate existing operations, one of our primary business objectives continues to be the expansion of our market presence in the packaging, distribution and sale of lubricant products in the areas where we presently have operating locations. As one of the largest Chevron Texaco lubricant distributors in the United States, we believe that H & W provides us with an opportunity to grow our specialized lubricant volumes and revenues at higher margins than those typically generated from commercial mobile and bulk fueling businesses. On the other hand, we also believe that our existing fueling customers, as well as our new business development initiatives, will be integral to the growth we hope to achieve in our lubricant program.

Because of effective advance planning and preparation we were able to successfully respond to the emergency fueling service demands and opportunities which resulted from the unprecedented 2005 hurricane season. We were able to mobilize and deliver uninterrupted fuel supplies to utilities, governmental agencies, communication services and numerous others at margins which fairly compensated us for the emergency, and frequently hazardous services provided. We consider our emergency response services to be an increasingly important part of our business, which has been bolstered by the acquisitions of Shank Services and H & W. These acquisitions have given us greater depth in personnel, equipment and facilities so that we could respond more efficiently to emergency conditions. While weather conditions are unpredictable, we expect that emergency response services, especially in the Gulf Coast area, will be a recurring and profitable source of business.

We recognize that our internal growth will largely depend on a well organized and effectively implemented marketing and sales effort and we are committing the necessary financial resources and personnel to achieve targeted volume and margin objectives. Our operations in several of the fastest growing business and population centers in the United States offers us the opportunity to grow without incurring significant incremental start-up and overhead costs.

•	Expansion and Diversification Through Acquisitions

Our business model reflects an acquisition program to further develop our existing business and diversify into other energy products and related services markets. Our objective is to selectively identify and evaluate those companies which would immediately be accretive to our cash flow and earnings goals; would provide compatible and capable management to further grow the acquired businesses; would enable us to expand into markets which offer an opportunity to become a leading product and service provider; and can be acquired on terms and prices which recognize our value as a growing public company.

We intend to follow the 2005 Shank and H & W acquisitions with the addition of other businesses which can be efficiently integrated into our corporate structure resulting in specific, realizable operating and administrative cost reduction synergies. Our new operations, accounting and information management system that is currently under development will enable us to rapidly integrate acquisitions without incurring significant incremental costs or experiencing business disruptions. We recognize that acquisitions will likely involve business operations which have both different management styles as well as operating procedures and reporting systems. Our objectives will be to achieve cost-effective and controlled integration of each acquisition.

Our acquisition plan could be affected by the size, nature, cost, contribution and availability of acquisition targets; debt and equity financing alternatives; regulatory reporting and compliance considerations; and overall market and economic conditions.

•	Challenges to Progress

The present highly competitive business environment requires that we have an understanding of the markets in which we operate; that we effectively utilize our management skills and financial resources; that we remain committed to and focused on our strategic growth plan; and that our organization is structured for effective and efficient performance. Our senior management is responsible for decisions relating to overall business strategy, business acquisitions, cash management, risk management, debt and equity financing and information, reporting and internal control systems. As our operations expand we expect to incur costs to retain existing executive management and add to our senior group those additional experienced individuals who will increase our management depth and expertise.

We view the future of our business optimistically yet realistically and recognize that continuing improvements, modifications and upgrading will be necessary in order to successfully compete, grow and enhance the value of our shareholders’ investment. We intend to:

•	Continue our aggressive marketing and sales programs

•	Re-engineer our balance sheet by reducing debt and increasing shareholder equity

•	Identify, acquire, finance and integrate diversified business opportunities

•	Compete effectively with both larger and smaller companies without adversely affecting our service quality, margins or customer retention

•	Manage our operating and administrative costs at all levels

•	Manage our cash requirements, expand our credit lines and reduce our interest expense

Capital Resources and Liquidity

At March 31, 2006 and June 30, 2005, we had a total of cash and cash availability on our line of credit of $6.6 million and $9.3 million, respectively.

On September 1, 2005, we closed a $3.0 million private debt placement with institutional and other accredited investors (the “September 2005 Notes”) in order to fund the H & W acquisition, develop our operations and for other general working capital purposes. We issued $3.0 million in 10% five-year Senior Secured Notes that require six semi-annual payments commencing on August 31, 2007 and a 40% balloon payment on August 31, 2010. The September 2005 Notes are redeemable by us, in whole or in part, by payment of a percentage of the principal amount, together with accrued but unpaid interest, if any, as follows: September 1, 2005 - August 31, 2006, 102%; September 1, 2006 - August 31, 2007, 101%; and September 1, 2007 - August 31, 2010, 100%. In connection with the financing, we also issued four year warrants to purchase a total of 360,000 shares of our common stock at an exercise price of $2.28 per share, including customary redemption and registration rights.

In January 2005, we raised $6.1 million from the issuance of five-year 10% promissory notes (the “January 2005 Notes”) and 1,006,500 four-year warrants to purchase our common stock at $1.60 per share. The funding provided by the January 2005 Notes was used for the Shank Services acquisition and for other general corporate purposes. The January 2005 Notes are secured by a first priority security interest in the Shank Services’ assets. Our first principal payment of $610,000 will be due in January 2007 and is included in our current portion of long-term debt.

In August 2003, we raised $6.925 million from the issuance of five-year 10% promissory notes (the “August 2003 Notes”) and issued 2,008,250 five-year warrants to purchase our common stock at $1.00 per share. The August 2003 Notes are collateralized by a first priority security interest in our truck fleet and related equipment and by the patents on our proprietary fuel management system. The liquidity impact of this financing transaction was the repayment of all outstanding equipment and subordinated debt; the generation of $2.8 million of additional working capital for business expansion; and a $2.8 million improvement in cash flow resulting from a moratorium of principal payments during the first two years of the five-year term of the August 2003 Notes. We made two semi-annual principal payments totaling $1.385 million during the nine months ending March 31, 2006 and no principal payments were due a year ago for the same period.

The September 2005, January 2005 and August 2003 financings significantly strengthened our financial position, enabling us to achieve a stronger balance sheet and to improve cash flow as a result of the two-year moratorium on principal payments under all the financings. We believe that this has enhanced our business credibility with present and prospective customers, fuel suppliers, trade creditors, other lenders and the investment community, as well as our ability to compete more effectively. On the other hand, the increased interest burden associated with these financings, including the imputed non-cash interest charges resulting from our issuance of common stock purchase warrants in connection with those financings, has negatively affected our reported earnings since that time. Accordingly, as noted previously, we are actively pursuing the conversion to equity or retirement of some or all of this debt to reduce recurring interest costs, notwithstanding the possibility of a one-time, non-cash write-off of the related debt discount and deferred debt costs.

During the nine months ended March 31, 2006, we recorded an increase in shareholders’ equity of $586,000 for the value of the 360,000 warrants issued in connection with the September 2005 Notes, net of $19,000 in professional fees related to the registration of the warrants. Also, during the nine months ended March 31, 2006, warrants issued in connection with the January 2005 and August 2003 Notes were exercised resulting in cash proceeds of approximately $1.23 million.

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

During the nine months ended March 31, 2006, our cash used in operating activities was $2.0 million compared to cash provided by operations of $1.5 million in the prior year, representing a change of $3.5 million. This use of working capital primarily related to the net increase in accounts receivable of $2.5 million, a decrease in accounts payable and other liabilities of $2.7 million, offset by an increase of $1.4 million in inventory relating to the H & W operations since acquisition and other operating activities netting to $0.3 million. This change in receivables does not include the accounts receivable acquired from H & W on October 1, 2005. The higher receivable balance at March 31, 2006 compared to June 30, 2005, was principally due to the acquisition of H & W Petroleum and the higher market price for petroleum products.

Our material financial commitments, other than fuel purchases, payroll and general expenses, is primarily related to maintaining our bank line of credit and servicing the September 2005, the January 2005 and August 2003 Notes.

In January 2006, the Company amended a lease agreement for its new corporate facility that was entered into on August 3, 2005. The amended lease agreement has terms of 78 months with a termination option. The commencement date of the lease was January 23, 2006 and it expires July 31, 2012. The minimum annual rent is as follows:

Lease Year	Annual	Monthly

1	$217,577.25	$18,131.44
2	$224,104.57	$18,675.38
3	$230,827.71	$19,235.64
4	$237,752.54	$19,812.71
5	$244,885.12	$20,407.09
6	$252,231.67	$21,019.31
7 (Partial)	$129,899.34	$21,649.89

In addition, estimated annual operating expenses are due and payable monthly and are subject to annual increases. Beginning January 23, 2006, the estimated annual operating expenses due monthly is $9,834 excluding applicable sales tax.

Our liquidity and ability to meet financial obligations is dependent on, among other things, the generation of cash flow from operating activities; obtaining or maintaining sufficient trade credit from vendors; complying with our debt covenants; and/or raising any required additional capital through the issuance of debt or equity securities or additional borrowings.

We believe the additional liquidity derived from the January 2005 and the August 2003 Notes, our line of credit and the two-year principal payment moratorium on the January 2005 and September 2005 Notes should satisfy our anticipated liquidity requirements for the foreseeable future. On the other hand, the ongoing expenditures for development of the corporate infrastructure, including the new operating, accounting and information management system for the recent acquisitions and ease of integration of any future acquisitions, coupled with our higher debt service requirements, may cause us to seek additional capital in the future if the debt service burden is not reduced and anticipated cost savings do not materialize in the amounts or at the times we currently anticipate. Cash flow deficiencies from adverse business conditions or a new acquisition requiring a cash investment could also cause us to seek additional capital. There is no assurance, however, that any such additional capital would be available to us on acceptable terms, or at all. Moreover, if we fail to comply with the covenants in our debt agreements, or if adequate funds are not available to fund our operations or to pay debt service obligations as they become due, we may be required to make substantial changes to our capital structure or significantly alter our operations or both.

$20 Million Credit Facility

As of March 31, 2006, we had a $20 million credit facility with a national financial institution, which permitted us to borrow up to 85% of the total amount of eligible accounts receivable and 65% of H & W’s eligible inventory. Interest is payable monthly (8.25% at March 31, 2006) and outstanding borrowings under the line of credit are secured by substantially all of our assets other than our truck fleet and related equipment. As of March 31, 2006, the maturity date of the line of credit was September 26, 2007.

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

As of March 31, 2006 and June 30, 2005, we had outstanding borrowings of $13.3 million and $4.8 million, respectively, under our $20 million (at June 30, 2005 it was $10 million) bank line of credit. Based on eligible receivables outstanding at March 31, 2006, we had $4.7 million of cash availability on the line of credit, and we were in compliance with all financial covenants required by the loan and security agreement.

Although there can be no assurance, management believes that our line of credit and cash on hand should provide the working capital needed to maintain and grow our business and to accomplish our business plan. If additional financing is required, there can be no assurance that we will be able to obtain such financing from our present line of credit or from another lender or investor at acceptable terms, or at all. Since borrowings under the line of credit bear interest at variable interest rates and represent a large portion of outstanding debt, our financial results could be materially affected by significant increases or decreases in interest rates.

Debt Securities

September 2005 Promissory Notes

On September 1, 2005, we closed a $3.0 million private debt placement with institutional and other accredited investors in order to fund the H & W Acquisition, develop our operations and for other general working capital purposes. We issued $3.0 million in 10% five-year Senior Secured Notes (the “September 2005 Notes”) that require six semi-annual payments commencing on August 31, 2007 and a 40% balloon payment on August 31, 2010. The September 2005 Notes are redeemable by us, in whole or in part, by payment of a percentage of the principal amount, together with accrued but unpaid interest, if any, as follows: September 1, 2005 - August 31, 2006, 102%; September 1, 2006 - August 31, 2007, 101%; and September 1, 2007 - August 31, 2010, 100%. In connection with the financing, we also issued four year warrants to purchase a total of 360,000 shares of our common stock at an exercise price of $2.28 per share, including customary redemption and registration rights. Total transaction costs related to the registration of the warrants was $19,000 and was included in additional paid-in capital.

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

The $1.1 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments we are required to make on the outstanding balance of $6.1 million owed at March 31, 2006.

August 2003 Promissory Notes

On August 29, 2003, we closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes (the “August 2003 Notes”) and issued five-year warrants to purchase a total of 2,008,250 shares of our common stock at $1.00 per share. The August 2003 Notes are collateralized by a first priority security interest in our specialized fueling truck fleet and related equipment and by patents on our proprietary fuel management system. The August 2003 Notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31, which payments commenced on December 31, 2003; and (5) a right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing were $2.8 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. The transaction costs, including commissions, professional fees and other costs, totaled $824,000 and are being amortized over the five-year term of the notes.

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

The $1.61 million debt discount is a non-cash discount related to the issuance of the warrants and does not reduce the amount of cash payments we are required to make for the outstanding balance of $5.54 million owed at March 31, 2006.

Results of Operations

The following is a summary of the Company’s selected condensed (unaudited) consolidated results of operations (in thousands):

	For the Three-Month Period Ended March 31,				For the Nine-Month Period Ended March 31,
			Increase (decrease)				Increase (decrease)
	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent

Total revenues	$60,181	$33,083	$27,098	82%	$181,342	$91,639	$89,703	98%

Total cost of sales and Services	57,923	32,041	25,882	81%	171,445	87,353	84,092	96%

Gross profit	2,258	1,042	1,216	117%	9,897	4,286	5,611	131%

Selling, general and administrative expenses	3,569	1,872	1,697	91%	9,112	4,227	4,885	116%

Interest expense	905	527	378	72%	2,539	1,302	1,237	95%

Interest and other income	—	8	(8)	(100%)	11	8	3	38%

Net loss	$(2,216)	$(1,349)	$(867)	(64%)	$(1,743)	$(1,235)	$(508)	(41%)

Gallons delivered	24,079	16,402	7,677	47%	70,147	46,350	23,797	51%

EBITDA Non-GAAP Measure	$(687)	$(2)	$(685)	—	$2,548	$1,512	$1,036	69%

Comparison of Three Months Ended March 31, 2006 to March 31, 2005

Revenues

Revenues increased $27.1 million, or 82%, in the current quarter compared to the prior year quarter. This increase was principally due to a 14% increase in net new business and higher fuel prices which averaged 41 cents per gallon higher than the earlier period. We sold 24.1 million gallons of fuel in the current quarter, compared to the 16.4 million gallons in the prior year quarter, a 7.7 million gallon increase in net new business. The results for the current quarter include a revenue contribution of $13.8 million and gallons sold of 5.4 million from Shank Services and a revenue contribution of $14.2 million and gallons sold of 5.4 million from H & W. The increase in fuel prices was directly attributable to the volatility of world fuel markets and continuing uncertain economic and political conditions, including unprecedented escalation in crude oil prices and greater global fuel demand.

Gross Profit

Gross profit increased by $1.2 million or 117%, for the current quarter compared to the prior year quarter. This improvement resulted from the increase of 7.7 million gallons in net new business sold primarily attributable to the Shank and H & W acquisitions. In addition, gross profit increased due to changes in the mix of products sold as a result of management’s diversification strategy associated with lubricants, chemicals and heavy haul. The overall average net margin per gallon was 11 cents for the current quarter compared to 10.1 cents for the prior year quarter representing a 0.9 cent, or 9%, increase in net margin per gallon. There can be no assurance that the gross and net margin improvement trends will continue in the future or that margins will not decrease as a result of increased competition, customer resistance to higher prices for our services or reduction in emergency response services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.7 million, or 91%, in the current quarter compared to the prior year quarter. This increase was primarily attributable to $912,000 for the inclusion of Shank Services and H & W; $274,000 in corporate infrastructure development costs; $165,000 in relocation and integration expenses from the move of our corporate offices and the consolidation of the Shank and H & W’s offices and yard facilities in Houston; a $260,000 increase in bad debt expense; a $74,000 increase in credit card fees; and $86,000 for amortization of stock based compensation expense.

Interest Expense

As a result of the issuance of the September 2005 Notes and the January 2005 Notes, and increased borrowings under our $20 million bank line of credit, interest expense increased $378,000, or 72%, in the current quarter compared to the prior year quarter. The increase in the bank line of credit principally relates to the H & W acquisition. The components of interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005	Increase
Stated Rate Interest Expense:
Bank line of credit	$221	$45	$176
Long term debt	377	287	90
Other	30	9	21
Total stated rate interest expense	628	341	287

Non-Cash Interest Amortization:
Amortization of deferred debt costs	94	72	22
Amortization of debt discount	183	114	69
Total amortization of interest expense	277	186	91

Total interest expense	$905	$527	$378

Income Taxes

We recorded no income tax expense for the quarter. Our net operating loss carryforward at June 30, 2005 was $15.1 million.

Net Loss

The $867,000 increase in net loss for the current year quarter over the prior year quarter primarily resulted from the increase in selling, general and administrative expenses of $1.7 million and an increase in interest expense of $378,000 offset by an increase in gross profit of $1.2 million.

EBITDA - Non-GAAP Measure

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) decreased $685,000 in the current year quarter compared to the prior year quarter. This decrease was primarily due to the increase in net loss of $867,000, decrease in depreciation and amortization of $204,000, offset by an increase in net interest of $386,000. Components of EBITDA for the quarters ended March 31, 2006 and 2005 are as follows (in thousands):

	For the Three Months Ended March 31,		Increase
	2006	2005	(decrease)

Net loss	$(2,216)	$(1,349)	$(867)
Add back:
Interest expense	628	341	287
Non-cash interest expense	277	186	91
Depreciation and amortization expense:
Cost of sales	394	611	(217)
Selling, general and administrative	144	217	(73)
Amortization of stock compensation expense	86	—	86
Less:
Interest income	—	8	(8)
EBITDA	$(687)	$(2)	$(685)

Comparison of Nine Months Ended March 31, 2006 to March 31, 2005

Revenues

Revenues increased $89.7 million, or 98%, in the nine months ended March 31, 2006 compared to the same period in the prior year. This increase was principally due to the acquisitions of Shank and H & W and higher fuel prices, which averaged 54 cents per gallon higher than the earlier period. We sold 70.1 million gallons of fuel during the nine months ended March 31, 2006, compared to the 46.4 million gallons during the same period in the prior year, a 23.8 million gallon; or 51%, increase in net new business. The results for the nine months ended March 31, 2006 include a revenue contribution of $48.4 million and gallons sold of 17.7 million from Shank Services acquired in February 2005, and a revenue contribution of $30.2 million and gallons sold of 10.8 million for the nine months ended March 31, 2006 from H & W acquired as of October 1, 2005. The increase in fuel prices was directly attributable to the volatility of world fuel markets and uncertain economic and political conditions, including unprecedented escalation in crude oil prices and greater global fuel demand.

Gross Profit

Gross profit increased by $5.6 million, or 131%, for the nine months ended March 31, 2006 compared to the same period in the prior year. This improvement resulted primarily from the acquisitions of Shank and H & W which accounted for most of the increase of 23.8 million gallons in net new business sold. The overall average net margin per gallon was 15.7 cents for the nine months ended March 31, 2006 compared to 11.7 cents for the same period in the prior year representing an overall 4 cent, or 34% increase in net margin per gallon. The increase in gross profit is also the direct result of management’s diversification strategy associated with adjusting the mix of products sold in the lubricant, chemical and heavy haul area. There can be no assurance that the gross and net margin improvement trend will continue in the future or that margins will not decrease as the result of increased competition, customer resistance to higher prices for our services and/or reduction in emergency response services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.9 million, or 116%, in the nine months ended March 31, 2006 compared to the same period in the prior year. This increase is primarily attributable to the following: costs of $2.6 million attributable to the inclusion of Shank and H & W; $743,000 in corporate infrastructure development costs; $497,000 in moving and integration expenses related to the relocation of our corporate office and the consolidation of Shank and H & W’s office and yard facilities in Houston; an increase in bad debt expense of $322,000; an increase in credit card fees of $309,000; and amortization of stock based compensation expense of $280,000.

Interest Expense

As a result of the issuance of the September 2005 and the January 2005 Notes and increased borrowings under the bank line of credit, interest expense increased $1.2 million, or 95%, in the nine months ended March 31, 2006 compared to the same period in the prior year. The increase in interest on the bank line of credit primarily relates to the H & W acquisition. The components of interest expense are as follows (in thousands):

	Nine Months Ended March 31,
	2006	2005	Increase
Stated Rate Interest Expense:
Bank line of credit	$535	$182	$353
Long term debt	1,105	633	472
Other	106	21	85
Total stated rate interest expense	1,746	836	910

Non-Cash Interest Amortization:
Amortization of deferred debt costs	276	183	93
Amortization of debt discount	517	283	234
Total amortization of interest expense	793	466	327

Total interest expense	$2,539	$1,302	$1,237

Income Taxes

We recorded no income tax expense for the nine months ended March 31, 2006. Our net operating loss carryforward at June 30, 2005 was $15.1 million.

Net Loss

The $508,000 increase in net loss for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 resulted from the increase in selling, general and administrative expenses of $4.9 million and higher interest expense of $1.2 million, partially offset by the increase in gross profit of $5.6 million.

EBITDA - Non-GAAP Measure

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) increased $1.0 million, or 69%, in the current year period compared to the prior year period. This increase was primarily due to an increase in net loss of $508,000 offset by increases in interest of $1.2 million and amortization of stock compensation expense of $280,000. Components of EBITDA for the nine months ended March 31, 2006 and 2005 are as follows (in thousands):

	For the Nine Months Ended March 31,		Increase
	2006	2005	(decrease)
Net loss	$(1,743)	$(1,235)	$(508)
Add back:
Interest expense	1,746	836	910
Non-cash interest expense	793	466	327
Depreciation and amortization expense:
Cost of sales	1,130	1,143	(13)
Selling, general and administrative	342	310	32
Amortization of stock compensation expense	280	—	280
Less:
Interest Income	—	8	(8)
EBITDA	$2,548	$1,512	$1,036

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

The interest on the Company’s bank line of credit of up to $20,000,000 is variable and may increase or decrease with future changes in interest rates, but interest rates are not the only factor which could affect interest expense on the bank line of credit. If the Company’s line of credit average outstanding balance was $12 million, an increase of 1% in the variable interest rate would result in additional interest expense of $120,000 per annum. The interest on our $3.0 million, $6.1 million and $6.925 million promissory notes is fixed for the term of the notes at 10% per annum.

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

During the three and nine months ended March 31, 2006, the impact of Hurricanes Dennis, Katrina, Rita and Wilma on Florida and the Gulf Coast region led us to deploy emergency response procedures and controls in order to manage some of our operations and administration. Certain of these procedures and controls required us to use alternative technology and/or different processes than we customarily use for communication and documentation. We believe that these alternatives were adequate to ensure the proper recording of our expenses and revenues during this period. Other than these temporary emergency response procedures and controls, however, there have been no significant changes in the Company’s internal controls during the quarter ended March 31, 2006, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

No Assurances of Future Profitability; Losses from Operations; Need for Capital. We incurred net losses for the fiscal years ended June 30, 2005, 2004 and 2003. In order to earn profits in the future, we need to increase volumes at profitable margins, control costs, fully integrate acquisitions and generate sufficient cash flow to support working capital and debt service requirements. There is no assurance that our management will be able to accomplish our business plan or continue to raise capital at terms which are acceptable to us in order to support working capital requirements or debt service shortfalls during any business downturns. At June 30, 2005, our working capital was $5.9 million compared to $2.5 million on June 30, 2004. The $3.4 million increase principally relates to an increase in net margin per gallon of 2.2 cents per gallon and the increase in gallons sold of 11.8 million for the year ended June 30, 2005 compared to the year ended June 30, 2004. There can be no assurance that this trend will continue in the future. The October 1, 2005 acquisition of H & W Petroleum Company, Inc. is likely to affect the Company’s future profitability and working capital. While we believe that this acquisition will have a positive impact on the Company’s future profitability and working capital, there can be no assurance that it will be positive. Moreover, the interest and associated costs of the $3.0 million September 2005 notes used to finance the H & W acquisition are expected to burden the generation of future income from operations and working capital; the extent to which such costs will be offset by income from H & W cannot be assured. In addition, adverse market conditions, negative customer reactions to new or existing marketing strategies, or depressed economic conditions generally may cause net margins not to improve further or even to diminish.

Trading Market for Common Stock. During the nine months ended March 31, 2006, our common stock frequently traded in large daily volumes and at wide price variances. This volatility could make it difficult for our shareholders to sell shares at a predictable price or at specific times. In addition, there may be volatility in the market price of the common stock due to factors beyond our control. Quarterly operating results, changes in general conditions in the economy, the financial markets or other developments affecting us could cause the market price of our common stock to fluctuate.

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

Competition. In our commercial mobile fueling operations, we compete with other mobile fueling service providers, including several regional companies and numerous small, independent operators who provide these services. We also compete with retail marketing where fleet operators have the option of fueling their own equipment at retail stations and other third-party service locations such as card lock facilities. Our heavy and ultra-heavy haul transportation business competes with other providers, including larger regional companies and smaller local companies. Our lubricants, chemicals and wholesale commercial fuel distribution operations compete with other large and small providers of similar services. Our ability to compete is dependent on numerous factors, including price, delivery dependability, credit terms, service locations and the quality of the customer service we provide, including reporting and invoicing services. In the past our business has been adversely affected by below cost price cutting by competitors, including recent actions by a competitor in California. There can be no assurance that we will be able to continue to compete successfully as a result of these or other factors.

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

STREICHER MOBILE FUELING, INC.

May 19, 2006	By:	/s/ Richard E. Gathright
Richard E. Gathright Chief Executive Officer and President

By:	/s/ Michael S. Shore
Michael S. Shore Chief Financial Officer and Senior Vice President