Form 10-Q/A
period 2006-03-31
STREICHER MOBILE FUELING INC
filed 2006-05-22
CIK 1024452

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

STREICHER MOBILE FUELING, INC.

May 22, 2006	By:	/s/ Richard E. Gathright
Richard E. Gathright Chief Executive Officer and President

By:	/s/ Michael S. Shore
Michael S. Shore Chief Financial Officer and Senior Vice President