Form 10-K
period 2006-06-30
STREICHER MOBILE FUELING INC
filed 2006-10-13
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  0-21825

STREICHER MOBILE FUELING, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0707824 (I.R.S. Employer Identification No.)

200 West Cypress Creek Road, Suite 400, Fort Lauderdale, Florida 33309
(Address of principal executive offices) (Zip Code)
(954) 308-4200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class Common Stock, $.01 Par Value	Name of exchange on which registered Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

☐ Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates was $15,626,160. The aggregate market value was computed by reference to the last sale price of the registrant’s Common Stock on the Nasdaq Capital Market on October 11, 2006.

As of October 12, 2006 there were 10,508,643 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain Portions of Registrant’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.  Business

SUMMARY

Streicher Mobile Fueling, Inc., a Florida corporation formed in 1996, and its subsidiaries (“SMF”) provide petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecom and government services industries. SMF trades on the NASDAQ under the stock ticker symbol, “FUEL”.

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

Our sophisticated mobile fueling solutions include the use of our patented proprietary electronic fuel tracking control system to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location. This system allows customer verification of the amount and type of fuel delivered and provides customers with customized fleet fuel data, which data can be used for various types of management analysis as well as tax reporting. The commercial mobile fueling services we provide offer numerous advantages to customers, including: lower labor and administrative costs associated with fueling vehicles; centralized control over fuel inventories and usage; tax reporting benefits; elimination of costs and the risk of environmental liabilities associated with on-site fuel storage and dispensing facilities; lower risk of employee theft of fuel; and elimination of security risks associated with off-site fueling by employees.

As a result of our recent acquisition activity, we are now a leading distributor of both packaged and bulk branded lubricants and of other unbranded petroleum products and chemicals. Our acquisitions have also strengthened our historical business of providing emergency service and fuel delivery services in response to natural disasters and other widespread emergency conditions, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes. We conducted extensive operations supporting the storm relief work in the aftermath of the September 2005 Hurricane Katrina and Rita disasters.

We presently operate 225 specialized commercial vehicles from 26 operating locations serving major metropolitan markets in Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. Since our recent acquisitions, we have actively pursued measured and profitable growth in these markets by selling existing services to new clients, cross selling new services to existing clients, and offering existing and new services to new clients. In addition, we continue to pursue expansion through the strategic acquisition of similar or complementary businesses that meet our criteria for long term growth and profitability.

We also own over 800 fuel and lubricant storage tanks with over 1,700,000 gallons of capacity. These tanks include bulk storage tanks located at our facilities and portable tanks used for the temporary storage and dispensing of fuels and lubricants at a customer’s job site. Our portable tanks are delivered to the customer by our fleet of specialized flatbed trucks. In addition, we provide bulk fueling and lubricant services as well as transportation and delivery services for fuel and other petroleum products to customers who own their own storage facilities on a scheduled, or as needed basis.

Our recent acquisitions are (a) the February 2005 purchase of substantially all of the assets and business operations of Shank C&E Investments, L.L.C. (“Shank Services”) a Houston, Texas based provider of commercial mobile and bulk fueling services, petroleum lubricants packaging and distribution and heavy and ultra-heavy haul transportation services serving the Houston, Dallas/Fort Worth, Austin and San Antonio markets; (b) the October 2005 acquisition of H & W Petroleum Company, Inc. (“H & W”), a Houston based marketer and distributor of lubricants, commercial fuels and petroleum products; and (c) by virtue of a transaction by H & W immediately prior to our own acquisition of H & W, the October 2005 acquisition of the operating assets of Harkrider Distributing Company, Incorporated (“Harkrider”), a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products. In addition to providing service to the greater Houston metropolitan area, the combined H & W and Harkrider operations also serve the Beaumont, Dallas/Fort Worth, Freeport, Longview, Lufkin, San Antonio,  Waco and Waxahachie markets in Texas, and the New Orleans market in Louisiana. (See RECENT DEVELOPMENTS below).

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

Specifically, commercial mobile fueling and out-sourced fuel management services offer numerous benefits over traditional fueling methods:

•
Reduced Operating Costs and Increased Labor Productivity. Fleet operators are able to reduce operating costs and lower payroll hours by eliminating the need for their employees to fuel vehicles either on-site or at local retail stations and other third party facilities. Overnight fueling prepares fleet vehicles for operation at the beginning of each workday and increases labor productivity by allowing employees to use their vehicles during time that would otherwise be spent fueling while maximizing vehicle use since fueling is conducted during non-operating hours. The fuel necessary to operate vehicles is reduced since fueling takes place at customer locations. The administrative burden required to manage fuel programs and monitor vehicle utilization is also reduced.

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

•
Elimination of Expenses and Liabilities of On-site Storage. Fleet operators who previously satisfied their fuel requirements using on-site storage tanks can eliminate the capital and costs relating to installing, equipping and maintaining fuel storage and dispensing facilities, including the cost and price volatility associated with fuel inventories; complying with escalating environmental government regulations; and carrying increasingly expensive insurance. By removing on-site storage tanks and relying on commercial mobile fueling, customers are able to avoid potential liabilities related to both employees and equipment in connection with fuel storage and handling. Customers’ expensive and inefficient use of business space and the diminution of property values associated with environmental concerns is also eliminated.

•
Lower Risk of Fuel Theft. Fleet operators relying on employees to fuel vehicles, whether at on-site facilities or at retail stations, often experience shrinkage of fuel inventories or excess fuel purchases due to employee fraud. Our fuel management system prevents the risk of employee theft by dispensing fuel only to authorized vehicles. Utilizing our fueling services, rather than allowing employees to purchase fuel at local retail stations, also eliminates employee fraud due to credit card abuse.

•
Access to Emergency Fuel Supplies and Security. Emergency preparedness, including fuel availability, is critical to the operation of governmental agencies, utilities, delivery services and numerous other fleet operators. We provide access to emergency fuel supplies at times and locations chosen by our customers, allowing them to react more quickly and effectively to emergency situations, such as severe weather conditions and related disasters. For example, SMF responded to Hurricanes Katrina and Rita by mobilizing personnel and our fleet of specialized trucks and equipment to provide emergency fuel supply and support services following the devastation caused by those storm systems. Fueling by fleet operators at their own on-site storage facilities, and/or at retail and other third party locations may be limited due to power interruptions, supply outages or access and other natural limitations. In addition, since security concerns of fleet operators to terrorism, hijacking and sabotage are increasing, fueling vehicles at customers’ facilities eliminates security risks to the fleet operators’ employees and equipment rather than fueling at retail service stations and other third party facilities.

Historically, we have generated substantially all of our revenues from commercial mobile and bulk fueling and integrated out-sourced fuel management services. With the recent acquisitions of Shank Services, H & W and Harkrider, we have substantially increased the size of our commercial fueling operations and expanded our market area for those operations. The addition of lubricants and chemicals has diversified our products and services so that we can often meet all or substantially all of our customers’ requirements for petroleum products.

Some of our bulk fueling and lubricant services customers require the use of our portable storage tanks. We deliver these tanks to the customer’s job-site or other location and we reposition, re-supply and maintain them as required, on a scheduled or an as needed basis. We also provide bulk fueling services to customers who maintain their own above or below ground storage facilities. We also work with a number of nationwide fuel and card lock networks to provide an all-inclusive transportation fueling and fleet optimization solution for customers.

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

Packaging, Distribution and Sale of Lubricants, Other Petroleum Products and Chemicals

As a result of its acquisition of Shank Services and H & W, SMF packages and distributes petroleum based lubricants to numerous customers from its Texas facilities. The acquisition of Harkrider further broadened the range of products distributed by SMF to include the dry cleaning solvents and other chemicals distributed by Harkrider.

Transportation Logistics Services

With the acquisition of Shank Services, we began to provide specialized transportation and logistics services utilizing a fleet of re-configurable tractor-trailer units to provide the delivery of specialized commodities, including heavy or ultra-heavy haul over-size and/or over-weight machinery and equipment throughout the U.S. and Canada.

Our heavy haul and ultra heavy haul customers range from construction companies, for whom we handle the movement of “yellow iron”, such as cranes, bulldozers, and road grading equipment, as well as prefabricated concrete and metal building materials, to petroleum refiners and chemical plant operators, for whom we transport large vessels, processing equipment and other equipment used in the construction or “turnaround” maintenance of their facilities.

RECENT DEVELOPMENTS

Shank Services Acquisition and Related Financing

In its February 2005 acquisition of Shank Services, SMF acquired a fleet of 24 commercial fueling vehicles, including specialized fuel delivery, transport, oil and lubricant flatbed and tanker trucks and related support equipment; over 600 portable fuel and lubricant tanks with more than 500,000 gallons of capacity used by customers to store products provided by Shank Services; 15 heavy and ultra-heavy haul tractor-trailer units designed to transport heavy construction equipment and other over-sized and/or over weight loads weighing up to 250,000 pounds; a limited quantity of fuel and lubricant inventories; office and computer equipment and related specialized software technology; customer lists and agreements; certain other intangible assets; and outstanding customer accounts receivable. We did not assume any material Shank Services’ liabilities or debt. Shank Services employs approximately 80 personnel. SMF continues to operate the business under the trade name Shank Services; and we have integrated our pre-existing Houston and Dallas/Fort Worth commercial mobile and bulk fueling operations with those of Shank Services and H & W.

We agreed to purchase Shank Services for $8.3 million, comprised of $5.8 million in cash, $1.9 million in a contingent two-year deferred payment promissory note, and $0.6 million in acquisition costs. The payment of the promissory note was dependent on Shank Services meeting a specific target performance objective. Because the performance target was not achieved during the relevant time period, the $1.9 million note was not required be paid and is of no further force or effect. See Note 11 to the consolidated financial statements.

In January 2005, in anticipation of the February closing of the Shank Services acquisition, we completed a $6.1 million private placement to fund the acquisition, to develop its operations and for other general corporate purposes. We issued $6.1 million in 10%, five-year Senior Secured Notes (the “January 2005 Notes”) that require six semi-annual principal payments commencing January 24, 2007 and a 40% balloon payment on January 24, 2010. The investors also received four year warrants to purchase 866,200 shares of our common stock at an exercise price of $1.60 per share, including customary redemption and registration rights. In addition, 140,300 warrants with substantially similar terms were issued to the financing placement agent. Results of Shank Services’ operations have been included in our consolidated financial statements since the acquisition date.

The January 2005 Notes are secured by a first priority security interest in the tangible assets acquired from Shank Services. In connection with the issuance of the January 2005 Notes and related security agreement, we entered into an indenture with a third party trustee for payment of the January 2005 Notes.

The Shank Services acquisition materially extended SMF’s footprint in major Texas markets and provided a platform for further growth in the Southwest. SMF now provides commercial mobile fueling services to over 400 active Shank Services customers, including many in the construction, agriculture, energy, manufacturing and marine industries. This acquisition also expanded SMF’s business into related bulk commercial fueling operations, generator services and the marketing and distribution of lubricants and related petroleum products.

The Shank Services heavy and ultra-heavy haul transportation operations has provided us a new and growing opportunity to provide this specialized logistical service to numerous businesses that regularly transport heavy construction, refinery and chemical equipment, and other unusually large payloads, locally, regionally and nationally. It also gives us the opportunity to provide other products and services to these new customers, including commercial mobile and bulk fueling, fuel management and the sale and distribution of lubricants.

The Shank Services and H & W operating, marketing, sales and administrative functions are being integrated into SMF enabling cross-utilization of personnel in multiple geographic operating locations and combining all petroleum products and services functions and responsibilities. Since Shank Services is experienced in delivering emergency response fueling services in disaster relief situations, the acquisition also increased our capability to provide this vital support, regionally and nationally. By establishing a greater operating presence in the Texas market, together with continued growth in the Southeast and Mid-Atlantic states, the Shank Services and H & W acquisitions are expected to facilitate further acquisitions by SMF businesses in petroleum product distribution and sales, out-sourced fuel management services and transportation logistics.

Acquisition of H & W Petroleum and Related Financing

By our October 2005 acquisition of H & W, we obtained H & W’s longstanding business of marketing and distributing branded and non-branded lubricants, fuels and other petroleum products in Texas. Because H & W purchased the operating assets and limited inventory of Houston-based Harkrider Distributing Company, Incorporated (“Harkrider”) immediately prior to the SMF acquisition, we also obtained Harkrider’s business of marketing and distributing dry cleaning solvents, chemicals and petroleum products. H & W and Harkrider service the Houston, Beaumont, Dallas/Fort Worth, Freeport, Longview, Lufkin, San Antonio, Waco and Waxahachie markets in Texas, and the New Orleans market in Louisiana.

H & W provides lubricants and fueling services to over 3,800 customers, with its primary emphasis on those companies requiring large volumes of specialty industrial oils, motor and gear lubricants and greases that must adhere to rigid technical and performance specifications. Harkrider has distributed solvents and specialty petroleum products to dry cleaners and industrial customers in the Houston, Beaumont and San Antonio areas since 1946 and is one of the largest dry cleaning solvents distributors in those Texas markets with over 800 customers. H & W and Harkrider operate a combined fleet of 52 specialized lubricant, fuel and chemical delivery “bobtail” trucks; oil and lubricant flatbed and box trucks; tanker transports; and related support equipment, including approximately 200 storage tanks with over 1,200,000 gallons of capacity.

SMF agreed to purchase H & W and Harkrider for approximately $6.3 million, which was based on a multiple of 4.5 times a projected annualized EBITDA (earnings before interest, taxes, depreciation and amortization - a non-GAAP financial measure) of approximately $1.4 million, but the purchase price was adjusted at closing to $5.964 million by working capital and other closing adjustments. The purchase price was paid with a combination of cash, the assumption of specified liabilities and the issuance of two year 10% promissory notes totaling $2.463 million, which are subject to an earn out provision based on the performance of H & W and Harkrider after the acquisition.

On September 1, 2005, in contemplation of the then pending H & W acquisition, we issued $3.0 million in five-year 10% redeemable promissory notes (the “September 2005 Notes”) to a small group of institutions and other accredited lenders. Installment payments of six (6) equal semi-annual principal payments of ten percent (10%) of the principal amount of the September 2005 Notes will commence on August 31, 2007 and continue on February 28 and August 31 of each year thereafter, with the remaining balance of forty percent (40%), a $1.2 million balloon payment, due at maturity on August 31, 2010. The amounts due under the September 2005 Notes will become due and payable immediately upon the occurrence of customary events of default. The September 2005 Notes are redeemable, in whole or in part, by payment of a percentage of the principal amount of the note, together with accrued but unpaid interest, if any, as follows: September 1, 2005 - August 31, 2006, 102%; September 1, 2006 - August 31, 2007, 101%; and September 1, 2007 - August 31, 2010, 100%. A portion of the proceeds of the September 2005 Notes were used to fund the approximately $1.5 million cash portion of the H & W acquisition purchase price. The balance of the proceeds were used to develop the operations of H & W and Harkrider, including the integration of the lubricant distribution operations of Shank Services and H & W, and for other general working capital purposes. In connection with the issuance of the September 2005 Notes and related security agreement, we entered into an indenture with a third party trustee for the payment of the September 2005 Notes.

The September 2005 Notes are secured by a first priority security interest in the vehicles, equipment and other physical assets, other than inventory, of H & W. The H & W inventory is subject to the first priority security interest held by our primary lender.

In connection with the September 2005 Notes, we also issued 360,000 four-year warrants to purchase shares of common stock at $2.28 per share.

ACQUISITION AND DIVERSIFICATION STRATEGY

The operating, marketing, sales and some administrative functions of Shank Services and H & W have now been integrated into SMF, enabling cross-utilization of personnel in multiple geographic operating locations as well as combining all petroleum products and services functions and responsibilities. Since Shank Services is experienced in delivering emergency response fueling services in disaster relief situations, that acquisition also increased our capability to provide this vital support, regionally and nationally. By establishing a greater operating presence in the Texas market, together with continued growth in the Southeast and Mid-Atlantic states, the Shank Services and H & W acquisitions are expected to facilitate further acquisitions by SMF of other strategic businesses and assets, such as companies involved in petroleum product distribution and sales, out-sourced fuel management services and transportation logistics.

An objective of our business model is to become the leading “single source” provider of petroleum products and services provider in the ten states in which we presently have operating locations, as well as additional markets in the Southeast, Mid-Atlantic and Mid-Continent regions, by offering to our end-user customers a diversified package of quality and reliable petroleum products service with 24 hour around the clock availability at competitive prices in order to meet their fueling, lubricants and chemicals requirements. In order to achieve this objective we have initiated an acquisition and diversification strategy to grow through selective acquisitions and organic growth.

We intend to acquire companies, assets or business operations which will compliment or offer diversified opportunities for us to grow in those markets where we have an established presence or that permit us to expand into new markets. We believe that carefully selected future acquisitions can provide SMF with valuable market share, volumes and margins. Such acquisitions can enhance operational and administrative efficiencies, by economies of scale and otherwise, that in turn has a material positive impact on our cash flow and earnings. Our strategic plan is to identify and evaluate suitable targets and negotiate acquisitions at fair prices and on reasonable business terms. While numerous factors will receive close consideration in determining the suitability of an acquisition, emphasis will be placed on market presence; growth potential of product and service lines; margin contribution; competition impact; customer loyalty and retention; management and other personnel commitment; integration efficiencies and controls; and transaction financing alternatives. An important objective is to achieve timely and cost-effective integration of all future acquisitions.

Our organic growth strategy is based on increasing market share in existing operating locations and geographically compatible areas through a concentrated market penetration and sales program aimed at offering a broader line of product services to both existing and prospective customers based on providing a value-added service initiative to what is generally perceived as a commodity business. The implementation of our new corporate infrastructure capability, including new ERP (Enterprise Resource Planning) operating systems technologies should enable us to reduce operating costs and administrative expenses; meet the compliance requirements of the Sarbanes-Oxley Act of 2002 when they become applicable to SMF; more efficiently integrate new acquisitions; consolidate financial management reporting and analysis functions; improve management controls; and facilitate a paperless environment from data capture to accounting. It will also provide a wide range of operating information to customers’ management on a virtual real time basis which is anticipated to further distinguish the level of our services from competitors. Further, as we continue to emphasize our ability to serve more lubricants customers, we believe we will gain market share and recognition as the supplier of choice based on dependability, technical knowledge and price acceptability.

Shank Services and H & W were the initial acquisitions undertaken in our strategy to grow and diversify through acquisitions. During fiscal 2006 and the last half of fiscal 2005, we incurred substantial costs developing the infrastructure needed to support our acquisition, expansion and diversification strategy for growth. These incremental costs will continue into fiscal 2007 as we continue our infrastructure development as well as evaluate, negotiate and complete prospective acquisitions. We expect to incur additional costs during fiscal 2007 to retain and expand our senior and line management team; undertake new sales and marketing initiatives; introduce new and expected new services and products; evaluate and optimize our specialized routing equipment to achieve more efficiencies in our fuel delivery system; and redesign our accounting and information technology systems to reduce operating costs and improve our ability to rapidly integrate acquisitions.

Our interest costs will continue to increase to the extent that we incur additional debt to finance acquisitions and diversification, we will also continue to bear the risk of disruptions in our existing core business, causing possible higher costs, lower volumes and/or, lower margins. These types of disruptions, coupled with the infrastructure development costs needed to support our strategy, could lead to significant fluctuations in our results of operations in future reporting periods as indicated by the $1.04 and $2.3 million of selling, general and administrative expenses we incurred for corporate infrastructure and ongoing integration costs during the last quarter and year ended June 30, 2006.

For future acquisitions, we expect to obtain a separate pool of capital to fund each transaction, as we did in connection with the Shank Services and H & W acquisitions. This capital may be in the form of equity, debt or a combination of both. While we expect to be able to satisfy these capital requirements, there is no assurance that we will be able to do so, and any such failure will necessarily impede the implementation of our growth strategy.

MARKETING AND CUSTOMERS

SMF markets its commercial mobile and bulk fueling services and its lubricant sales and distribution services to customers operating all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. While large fleet operators offer immediate market penetration on a regional basis, small fleet operators can be equally important customers since they can provide the geographic market density which optimizes delivery efficiency and minimizes cost. Once engaged to provide commercial mobile fueling services, we are usually the exclusive service provider for the fueling of a customer’s entire fleet or a particular location of vehicles and equipment in a market which is consistent with the other products and services we provide to our expanding customer base.

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

As of June 30, 2006, SMF distributed diesel, gasoline, alternative fuels, lubricants, chemicals and other related products and services to approximately 4,000 customers. Revenue (excluding petroleum product taxes) from one large customer, the United States Postal Service, totaled $15 million or 6.8%, $11.4 million or 10.4% and $9.5 million or 14% of total petroleum product revenues in the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Our current agreement with the United States Postal Service expires in August 2008. Although we have formal, length of service written contracts with certain larger customers, these types of agreements are not customary in the commercial mobile fueling business and we do not have them with the majority of our customers. Most customers can terminate our services at any time and for any reason, and we can similarly discontinue service to any customer. SMF will discontinue service to a customer if changes in service conditions or other factors cause us not to meet our minimum level of volumes and margins, and we are unable to re-negotiate a satisfactory arrangement with the customer.

COMPETITION

SMF competes with other distributors of fuels, lubricants and other petroleum products, including several large regional distributors and numerous small independent local operators. Our mobile fueling operations also compete with retail marketing outlets since fleet operators often have the option of fueling their own equipment at retail stations and other third-party service locations. In addition, our heavy and ultra-heavy haul transportation operations compete with other local, regional and national providers of these services. Our ability to compete effectively is dependent on numerous factors, including price, complexity and technical nature of the services required, delivery dependability, credit terms, service locations, as well as the type of reporting and invoicing services provided.

We believe that SMF has several competitive advantages, including a reputation for timely, efficient and reliable delivery of products and services; well trained drivers and support personnel available twenty-four hours a day, seven days a week; and strong business relationships with our principal suppliers that allow us to provide competitive pricing for our products and services.

OPERATIONS

Truck Fleet, Equipment, Warehouses, Bulk-Tank Farms and Portable Trucks

SMF currently provides commercial mobile and bulk fueling; packaging, distribution and lubricants sales; integrated out-sourced fuel management; heavy and ultra heavy haul transportation logistics and emergency response services from 26 locations serving Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

Our fleet of 225 specialized commercial mobile fueling tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles deliver diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, as well as, emergency power generation systems; and distribute a wide variety of specialized petroleum products and lubricants to refineries, manufacturers and other heavy industry customers. Our custom commercial mobile fueling trucks have multi-compartmented tanks with fuel carrying capacities ranging from 2,800 to 4,500 gallons. Generally, each truck services between five and fifteen customer locations per night or day, on specified delivery routes, depending on customer size and fueling logistics. The fuel supply to be delivered is acquired daily at local third-party terminal storage facilities. Each truck is operated by a “fueler/operator” driver who also handles the actual fueling of the customers’ vehicles.

As a result of the Shank Services and H & W acquisitions, SMF owns over 800 fuel and lubricant storage tanks with over 1,700,000 gallons of capacity. These tanks include bulk storage tanks located at our facilities and portable tanks used for the temporary storage and dispensing of fuels and lubricants at a customer’s job site. Our portable tanks are delivered to the customer by our fleet of specialized flatbed trucks. In addition, we provide bulk fueling and lubricant services to customers who own their own storage facilities. We transport and deliver fuel and other petroleum products to these customers on a scheduled, or as needed, basis utilizing our fleet of customized tank wagons or 7,500 gallon transports units.

Our fleet of 18 special duty tractor-trailer units provides specialized logistical heavy and ultra-heavy haul transportation services over short and long distances with 45,000 - 160,000 pound capacities to customers requiring the movement of over-sized/over-weight loads of equipment and heavy manufactured products. These units consist of tractor and trailer combinations which can be reconfigured to meet the specific load and routing requirements.

Fuel Tracking and Reporting System

Our patented proprietary fuel tracking and reporting management system is widely used in SMF’s commercial mobile fueling operations. We own all patents covering the system, the rights to which are registered with the United States Patent and Trademark Office. Our system is specifically designed for use in commercial mobile fueling and is certified for accuracy by The National Conference on Weights and Measures. Data is derived from the Fuel Tracking Controller (“FTC”) Computer which is installed on each truck and is linked to the fueler/operator by a hand-held radio controlled scanning and transmitting device. The FTC Computer is programmed to control any variety of truck configurations, including single or multiple products and any number of pumps and hoses attached to the truck. The FTC fuel management system electronically records date, time, customer vehicle identification number, product type and volume of fuel delivered by SMF’s trucks into each customer vehicle. For security and tracking purposes, the FTC Computer will not permit fuel to be dispensed from our truck unless both the customer’s fleet yard and the individual vehicle or piece of equipment to be fueled are electronically verified by the FTC Computer registration. All fueling transactions are recorded on the truck’s FTC Computer, downloaded at our service locations and transmitted to our corporate headquarters where the data is assimilated into detailed service reports and invoices for the customer. This information can be delivered to the customer by a number of methods, including the internet, and data may also be delivered to the customer at his vehicle location at the time of fueling.

Because some service applications require both commercial mobile fueling and the use by the customer of his own on-site storage tanks, we have adapted the FTC Computer to track the use by the customer of its own fixed-site tanks. Upon installation of an FTC Computer, we service and manage fuel delivery to a customer’s on-site storage tank, providing reports detailing fuel dispensed from the tank into each of the customer’s vehicles, either alone or in combination with the customer’s mobile fueling use. SMF also utilizes third party systems as required for certain of its operations, applications and equipment.

Fuel and Lubricant Supply

Diesel fuel and gasoline are commodities which are refined and distributed by numerous sources. We purchase the fuel delivered to our customers from multiple suppliers at daily market prices and in some cases qualify for discounts. We monitor fuel prices and trends in each of our service markets on a daily basis and seek to purchase our supply at the lowest prices and under the most favorable terms. Commodity price risk is mitigated since we purchase and deliver fuel supplies daily and generally utilize cost-plus pricing when billing customers. We also deliver customer and third-party supplied fuel.

SMF purchases lubricants from branded and unbranded suppliers in bulk and in pre-packaged containers. H & W purchases substantially all of its lubricants from a single supplier pursuant to a long term supply arrangement, in which supplier offers marketing and financing assistance to H & W customers. Lubricants are distributed and sold to our customers in bulk, prepackaged or repackaged by us to meet customer needs. The pricing of lubricants to our customers is on a cost plus basis. Lubricants inventory generally is not subject to significant market price volatility like fuel, and the sales price per gallon is generally substantially higher than fuel. We provide to our customers a wide array of lubricant products, including gear oil, engine oil, heavy duty motor oil, hydraulic oil, transmission oil, specialty high temperature grease and synthetics.

MANAGEMENT TEAM

In order to successfully implement its acquisition and corporate development strategy (see “ACQUISITION AND DEVELOPMENT STRATEGY”), SMF has expanded the depth and breadth of its management team. We have augmented the existing core senior management of Richard Gathright, Chief Executive Officer; Michael Shore, Chief Financial Officer; Paul Vinger, Senior Vice President of Fleet Operations and Corporate Planning; Gary Williams, Senior Vice President of Commercial Operations; and Robert E. Creasman, Vice President of ESOH and Fleet Maintenance with three new executives. Robert W. Beard was named Vice President, Corporate Development in July 2005, and is now responsible for product line strategy and development as well as vendor, investor and public relations. In October 2005 in connection with the H & W acquisition, the President of H & W, E. Wayne Wetzel, also became SMF’s Senior Vice President, Lubricants. Timothy E. Shaw was named Vice President of Information Systems Services and Chief Information Officer in April 2006 and is responsible for our systems infrastructure requirements.

We believe that with this senior management team we have the ability to effectively manage and operate SMF’s business and to execute and achieve its plan for future growth through acquisitions.

EMPLOYEES

At June 30, 2006 and 2005, SMF had 326 and 250 full-time employees.

AVAILABLE INFORMATION

SMF maintains a website at www.mobilefueling.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with the Securities Exchange Commission pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available on the “Investor Relations” section of our website shortly after we electronically file the reports with the Commission. Also available on our website is our Code of Business Conduct. All of these documents are available in print without charge to our shareholders who request them. Information on our website is not incorporated into this report.

EFFECT OF GOVERNMENTAL REGULATION

SMF’s operations are affected by numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment and worker safety. Various federal, state and local agencies have broad powers under these laws, regulations and ordinances. In particular, the operation of our commercial mobile fueling fleet and its transportation of diesel fuel and gasoline are subject to extensive regulation by the U.S. Department of Transportation (“DOT”) under the Federal Motor Carrier Safety Act (“FMCSA”) and the Hazardous Materials Transportation Act (“HMTA”). We are subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, its services. In addition, we depend on the supply of diesel fuel and gasoline from the oil and gas industry and, therefore, we are affected by changing taxes, price controls and other laws and regulations generally relating to the oil and gas industry. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

There can be no assurance that we will be able to comply with existing and future regulatory requirements in the future without incurring substantial costs or otherwise adversely affecting our operations.

Item 1A. Risk Factors

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The following important factors have affected, and may in the future continue to affect, our business results of operations and financial condition, and could cause operating results to differ materially from those expressed in any forward-looking statements made by or on behalf of us elsewhere in this report.

No Assurances of Future Profitability; Losses from Operations; Need for Capital. SMF incurred net losses for the fiscal years ended June 30, 2006, 2005 and 2004. In order to generate profits in the future, we need to reduce cash and non-cash interest expense, increase volumes at profitable margins, control costs and generate sufficient cash flow to support working capital and debt service requirements. There is no assurance that our management will be able to accomplish our business plan or continue to raise capital at terms which are acceptable to us in order to support working capital requirements or debt service shortfalls during any business downturns. At June 30, 2006, our working capital was $1.3 million compared to $5.9 million on June 30, 2005. The $4.6 million decrease primarily related to the costs of developing and maintaining our improved corporate infrastructure; continuing costs of integrating our recent acquisitions; capital expenditures related to the implementation of our new ERP system; corporate office leasehold improvements and other capital purchases; and principal payments on the August 2003 Notes; offset by proceeds from warrant exercises and an increase in net margin per gallon compared to the prior year. If operating results do not improve in fiscal 2007, the Company will require additional capital to fund acquisitions, significant diversification efforts and infrastructure development. While the Company believes that it will be able to obtain needed capital, there can be no assurance that it will do so or that such capital can be obtained on terms acceptable to the Company.

Trading Market for Our Common Stock. During the year ended June 30, 2006, our common stock sometimes traded in large daily volumes and other times at much lower volumes, in many cases at wide price variances. This volatility, which could make it difficult for shareholders to sell shares at a predictable price or at specific times, is often due to factors beyond our control. Quarterly and annual operating results, changes in general conditions in the economy, the financial markets or other developments affecting us could cause the market price of our common stock to fluctuate.

Growth Dependent Upon Future Expansion; Risks Associated With Expansion into New Markets. While we intend to continue to expand through acquisitions, our growth will also depend upon the ability to achieve greater penetration in existing markets and to successfully enter new markets in both additional major and secondary metropolitan areas. Such organic expansion will largely be dependent on our ability to demonstrate the benefits of our services and products to potential new customers; successfully establish and operate new locations; hire, train and retain qualified management, operating, marketing and sales personnel; finance acquisitions, capital expenditures and working capital requirements; secure reliable sources of product supply on a timely basis and on commercially acceptable credit terms; and successfully manage growth by effectively supervising operations, controlling costs and maintaining appropriate quality controls. There can be no assurance that we will be able to successfully expand our operations into new markets.

Acquisition Availability; Integrating Acquisitions. SMF’s future growth strategy involves the acquisition of complementary businesses, such as wholesale fuel or petroleum lubricants marketers and distributors; wholesale fuel and other commercial mobile fueling companies; and transportation logistics services businesses. It is not certain that we will be able to identify or make suitable acquisitions on acceptable terms or that any future acquisitions will be effectively and profitably integrated into our operations. Acquisitions involve numerous risks that could adversely affect our operating results, including timely and cost effective integration of the operations and personnel of the acquired business; potential write downs of acquired assets; retention of key personnel of the acquired business; potential disruption of existing business; maintenance of uniform standards, controls, procedures and policies; additional capital needs, the effect of changes in management on existing business relationships; and profitability and cash flows generally.

Effect of Material Weakness in Internal Controls. As of June 30, 2006, our management identified significant deficiencies related to policies and procedures to ensure accurate and reliable interim and annual consolidated financial statements which, considered together, constituted a material weakness in our internal controls. Specifically, we lacked (i) sufficient number of personnel with required technical accounting and SEC financial reporting experience; (ii) adequate segregation of duties among our accounting personnel; (iii) sufficient review controls over account reconciliations, account analyses and operating procedures, primarily in connection with acquired businesses; and (iv) policies and procedures requiring a timely and detailed review of information underlying amounts included in our financial statements and disclosures. We believe that the primary cause of this material weakness finding related to the integration of our Shank Services and H & W acquisitions, together with the delays in completing the implementation of our ERP System. While we have engaged in substantial efforts in order to address the material weakness in our internal controls over financial reporting and to improve the integrity of our reporting processes, including the development and implementation of our ongoing ERP infrastructure capability which we initiated in fiscal 2006, there is no assurance that our efforts will be successful. Those remediation efforts are explained in detail in Item 9A — Controls and Procedures of this report.  Even though our management has made the correction of the identified material weakness one of its very highest priorities for fiscal 2007, it is possible that, considering our size, limited capital resources and our need to continue to expand our business by acquisitions and diversification, we will not be able to promptly rectify all of the significant deficiencies that led to our conclusion of a material weakness in our internal controls.  We have incurred and will continue to incur substantial expenses relating to the remediation of this material weakness. These expenses may materially affect our financial condition, results of operations and cash flows. In addition, even after the remedial measures discussed in Item 9A — Controls and Procedures are fully implemented, our internal controls may not prevent all potential error and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

Dependence on Key Personnel. The future success of SMF will be largely dependent on the continued services and efforts of Richard E. Gathright, our President and Chief Executive Officer, and on other key executive personnel. The loss of the services of Mr. Gathright or other executive personnel could have a material adverse effect on our business and prospects. Our success and plans for future growth will also depend on our ability to attract and retain additional qualified management, operating, marketing, sales and financial personnel. There can be no assurance that we will be able to hire or retain such personnel on terms satisfactory to us. We have entered into written employment agreements with Mr. Gathright and certain other key executive personnel. While Mr. Gathright’s employment agreement provides for automatic one year extensions unless either party gives notice of intent not to renew prior to such extension, there is no assurance that Mr. Gathright’s services or those of our other executive personnel will continue to be available to the Company.

Fuel Pricing and Supply Availability; Effect on Profitability. Diesel fuel and gasoline are commodities which are refined and distributed by numerous sources. SMF purchases the fuel delivered to our customers from multiple suppliers at daily market prices and in some cases qualifies for certain discounts. We monitor fuel prices and trends in each of our service markets on a daily basis and seek to purchase our supply at the lowest prices and under the most favorable terms. Commodity price risk is mitigated since we purchase and deliver our fuel supply daily and generally utilize cost-plus pricing when billing our customers. If we cannot continue to utilize cost-plus pricing when billing our customers, margins would likely decrease and a loss could be incurred.  We have not engaged in derivatives or futures trading to hedge fuel price movements. In addition, diesel fuel and gasoline may be subject to supply interruption due to a number of factors, including natural disasters, refinery and/or pipeline outages and labor disruptions. The reduction of available supplies could impact our ability to provide commercial mobile and bulk fueling, and emergency response services and impact profitability.

Risks Associated with Customer Concentration; Absence of Written Agreements. Although SMF provides services to many customers, a significant portion of our revenues are generated from a few of our larger customers. While we have formal, length of service written contracts with some of our larger customers, these types of agreements are not customary and we do not have them with the majority of our customers. As a result, most of our customers can terminate our services at any time and for any reason, and we can similarly discontinue service to any customer. SMF may discontinue service to a customer if changes in the service conditions or other factors cause us not to meet our minimum level of margins and rates, and the pricing or delivery arrangements cannot be re-negotiated. As a result of this customer concentration and absence of written agreements, our business, results of operations and financial condition could be materially adversely affected if one or more of our large customers were lost or if we were to experience a high rate of service terminations.

Management of Growth; Accounting and Information Technology Systems Implementation. SMF’s future growth strategy is dependent on effective operational, financial and other internal systems, and the ability to attract, train, motivate, manage and retain our employees. If we are unable to manage growth effectively, results of operations will be adversely affected. In particular, the results of operations will be influenced by the redesign and implementation of our accounting and information technology systems to reduce operating costs and improve our ability to effectively manage our business and integrate acquisitions. There can be no assurance that such redesign and implementation will be completed as planned, or that it will have the intended results.

Competition. SMF competes with other service providers, including several large regional, and numerous small, local independent operators who provide services similar to those which we offer to our customers. In the mobile fueling area, we also compete with retail markets where fleet operators have the option of fueling their own equipment at retail stations and other third-party service locations such as card lock facilities. Our ability to compete is dependent on numerous factors, including price, complexity and technical nature of the services required, delivery dependability, credit terms, service locations as well as the type of reporting and invoicing services provided. There can be no assurance that we will be able to continue to compete successfully as a result of these or other factors.

Operating Risks May Not Be Covered by Insurance. SMF’s operations are subject to the operating hazards and risks normally incidental to handling, storing and transporting diesel fuel and gasoline, which are classified as hazardous materials. We maintain insurance policies in amounts and with coverages and deductibles we believe are reasonable and prudent. However, there can be no assurance that our insurance will be adequate to protect us from liabilities and expenses that may arise from claims for personal and property damage arising in the ordinary course of business; that we will be able to maintain acceptable levels of insurance; or that insurance will be available at economical prices.

Governmental Regulation. SMF’s operations are affected by numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment and worker safety. There can be no assurance that we will be able to comply with existing and future regulatory requirements in the future without incurring substantial costs or otherwise adversely affecting our operations.  See the discussion of governmental regulations and their impact on SMF in “Business-Effect of Governmental Regulation” above.

Changes in Environmental Requirements. SMF expects to generate future business by converting certain fleet operators, currently utilizing underground fuel storage tanks for their fueling needs, to commercial mobile fueling. The owners of underground storage tanks have been required to remove or retrofit those tanks to comply with technical regulatory requirements pertaining to their construction and operation. If other more economical means of compliance are developed or adopted by owners of underground storage tanks, the opportunity to market our services to these owners may be adversely affected.

Risk of Terrorism and Political Unrest in the Middle East may adversely affect the economy and the price and availability of petroleum products. Terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and continuing political unrest in the Middle East may adversely impact the price and availability of fuel, our results of operations, our ability to raise capital and our future growth. The impact of terrorism on the oil industry in general, and on SMF in particular, is not known at this time. An act of terror could result in disruptions of crude oil or natural gas supplies and markets, the sources of our products, and our infrastructure facilities or our suppliers could be direct or indirect targets. Terrorist activity may also hinder our ability to transport fuel if the means of supply transportation, such as rail or pipelines, become damaged as a result of an attack. A lower level of economic activity following a terrorist attack could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism could also impair our ability to raise capital. Terrorist activity could also lead to increased volatility in fuel prices, which could adversely affect our business generally.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth certain information concerning significant property and facilities we own or lease for use in our operations as of June 30, 2006:

Description	Location	Lease Expiration
Truck yard and office	Gardena, California	7/15/07
Truck yard and office	Bloomington, California	3/31/07
Corporate office	Ft. Lauderdale, Florida	7/31/12
Truck yard and office	Port Everglades, Florida	2/28/07
Truck yard and office	Orlando, Florida	11/1/09
Truck yard and office	Tampa, Florida	Owned
Truck yard and office	Doraville, Georgia	1/1/08
Truck yard and office	Houston, Texas	9/30/10
Truck yard and office	Ft. Worth, Texas	12/31/06
Truck yard and office	Jacksonville, Florida	8/31/15
Truck yard and office	Charlotte, NC	12/31/06
Truck yard and office	Freeport, Texas	9/30/10
Truck yard and office	Waxahachie, Texas	9/30/10
Truck yard and office	Converse, Texas	9/30/07
Truck yard and office	Lufkin, Texas	9/30/10
Truck yard and office	Waco, Texas	5/31/07
Truck yard and office	Gonzales, LA	2/15/07

Item 3.  Legal Proceedings

On October 10, 2006, the Company filed a civil complaint (the “Complaint”) in Broward County, Florida Circuit Court against Financial Accounting Solutions Group, Inc., (“FAS”), Kramer Professional Staffing, Inc., (“KPS”), and Mitchell Kramer, an officer, director, shareholder and control person of FAS and KPS (“Kramer”). The Complaint alleges that, in early 2005, Kramer, FAS and KPS (collectively, the “Defendants”) induced the Company to engage FAS to provide critical management consulting services with respect to (a) the implementation of certain Information Technology (“IT”) functions, including the integration of the Company’s IT system with those of its new subsidiaries, (b) the modernization and expansion of the Company’s accounting and business technology capabilities, and (c) ensuring compliance with public company accounting internal requirements and the Sarbanes-Oxley Act (the “IT Projects”). The Complaint further alleges that the Defendants made numerous misrepresentations to the Company concerning the experience, capabilities and background of FAS and FAS’ personnel, which misrepresentations were relied upon by the Company when it decided to hire FAS to undertake these tasks and subsequently to continue with the engagement. After persistent delays and failures to perform by FAS, the Company determined that FAS’ performance of the IT Projects was grossly inadequate and that FAS had violated various promises and agreements made by FAS, and the Company therefore terminated the engagement. The Complaint seeks damages from FAS for, among other things, its breach of its contractual obligations to the Company, failure to provide services in accordance with any reasonable standard of care within the IT industry, negligence, and unjust enrichment from inflated and fraudulent billing practices. The Complaint also seeks damages from all of the Defendants for negligent and fraudulent misrepresentations with respect to FAS’ experience, capabilities and background and seeks the return from FAS of an unspecified portion of the fees previously paid to FAS for the IT Projects.

The amount of damages recoverable from the Defendants in this action will depend on a number of factors, including but not limited to the costs incurred by the Company in completing the IT Projects, the amount of consequential damages suffered by the Company as a result of the delays and poor performance by FAS in implementing the IT projects, potential counterclaims or countersuit by FAS for amounts billed to the Company which the Company has refused to pay, and the assessment by the Company, based on input from the new vendor engaged by the Company to replace FAS, of the estimated costs to complete the IT Projects. The Company has been advised by counsel that, based on all available information, the likelihood of FAS prevailing in any litigation against the Company is remote and the chance of recovery by FAS against the Company is slight.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2006.

PART II

Item 5.  Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Streicher Mobile Fueling, Inc. common stock, par value $.01 (“common stock”) and Redeemable Common Stock Purchase Warrants (“warrants”) have traded in the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) Market under the symbols “FUEL” and “FUELW”, respectively, since December 11, 1996, the date of the Company’s initial public offering. The warrants have expired and ceased trading on December 27, 2005. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock and warrants, as reported by NASDAQ.

	Common Stock		Warrants
	High	Low	High	Low

Year Ended June 30, 2006
1st quarter	$ 5.55	$ 1.90	N/A	N/A
2nd quarter	$ 4.00	$ 2.35	N/A	N/A
3rd quarter	$ 3.45	$ 2.50	N/A	N/A
4th quarter	$ 4.60	$ 2.24	N/A	N/A

Year Ended June 30, 2005
1st quarter	$ 1.83	$ 1.01	$ 0.18	$ 0.01
2nd quarter	$ 2.86	$ 1.08	$ 0.25	$ 0.01
3rd quarter	$ 4.06	$ 1.50	$ 0.55	$ 0.01
4th quarter	$ 3.36	$ 1.35	$ 0.34	$ 0.01

On June 30, 2006, the closing bid price of the common stock was $2.60 per share. As of September 25, 2006, there were 43 holders of record of our common stock and over 1,000 beneficial owners of our common stock.

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

Item 6.  Selected Financial Data

The following selected financial data of SMF should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial table below is for each of the fiscal years ended June 30, 2006, 2005, 2004, 2003 and 2002. Except for the unaudited statistical information section, the selected financial data is derived from our audited Consolidated Financial Statements for the fiscal years ended June 30, 2006 2005, 2004, 2003 and 2002.

(in thousands, except net margin per gallon and per share data)

	Year Ended June 30,
	2006	2005	2004 (5)	2003	2002
Selected Income Statement Data:
Total revenue (6)	249,541	133,563	89,110	71,365	60,318
Gross profit	12,409	6,588	4,298	4,023	4,591
Selling, general and administrative expense	13,262	6,145	4,394	4,716	4,382
Operating (loss) income	(853)	443	661	(693)	209
Interest expense, net	4,025	1,903	1,361	915	1,175
Beneficial conversion of debt to equity interest expense	-	-	-	-	(241)
Net loss	(4,878)	(1,460)	(698)	(1,581)	(1,162)

Share Data:
Basic and diluted net loss per share	(0.50)	(0.19)	(0.10)	(0.22)	(0.20)
Basic and diluted weighted average common shares outstanding	9,819	7,857	7,261	7,221	5,698

Selected Balance Sheet Data:
Cash and cash equivalents	4,103	4,108	2,708	211	815
Accounts receivable, net	24,345	14,129	8,280	6,113	6,382
Line of credit payable	15,612	4,801	4,919	4,410	4,680
Long-term debt (including current portion)	13,136	11,141	5,558	4,478	5,152
Shareholders’ equity	5,540	6,838	5,348	4,111	5,676
Total Assets	48,114	30,125	20,018	16,011	18,560

Financial and Statistical Information:
EBITDA (1)	1,781	2,278	1,983	737	1,712
Working Capital (deficit) (4)	1,298	5,861	2,472	(2,430)	(1,576)
Net Margin (2)	14,076	8,055	5,428	5,426	6,049
Net Margin per gallon (in dollars) (3)	0.149	0.121	0.099	0.115	0.122
Total Gallons	94,738	66,427	54,594	47,294	49,500

Non-GAAP Measure Reconciliation, EBITDA Calculation:
Net loss	(4,878)	(1,460)	(698)	(1,581)	(1,162)
Add back:
Interest expense, net (7)	4,025	1,903	1,361	915	1,175
Beneficial conversion of debt to equity interest expense	-	-	-	-	241
Stock-based compensation expense	511	-	-	-	-
Depreciation and amortization expense	2,123	1,835	1,320	1,403	1,458
Subtotal	6,659	3,738	2,681	2,318	2,874
EBITDA	1,781	2,278	1,983	737	1,712

(1)	EBITDA = Earnings before interest, taxes, depreciation and amortization, and stock-based compensation expense

(2)	Net Margin = Gross profit plus cost of sales depreciation

(3)	Net margin per gallon = Net margin divided by total gallons sold

(4)	Working Capital (deficit) = current assets minus current liabilities

(5)	Operating income, net income and EBITDA for the year ended June 30, 2004, includes a $757,000 gain on extinguishment of debt

(6)
In the years ended June 30, 2005, 2004, 2003 and 2002 total revenue and cost of sales were reduced by $1.6 million, $887,000, $829,000 and $531,000, respectively, in order to record excise taxes on a net basis, instead of gross based on risk of loss.

(7)
The year ended June 30, 2006 includes $537,000 in interest expense to write-off of deferred debt costs, debt discount and a prepayment penalty related to the warrants issued on June 30, 2006, to convert a portion of the August 2003 and January 2005 Notes.

Unaudited Quarterly Selected Financial Data for Years Ended June 30, 2006 and 2005:
(in thousands, except net margin per gallon and per share data)

	June 30, 2006					June 30, 2005 (5)
Selected Income Statement Data:	Q1	Q2	Q3	Q4	YTD 2006	Q1	Q2	Q3	Q4	YTD 2005
Total revenue	52,796	66,751	59,436	70,558	249,541	28,705	29,445	32,735	42,678	133,563
Gross profit	3,813	3,829	2,258	2,509	12,409	1,800	1,444	1,042	2,302	6,588
Operating income (loss)	1,279	822	(1,311)	(1,643)	(853)	677	212	(830)	384	443
Net income (loss)	615	(142)	(2,216)	(3,135)	(4,878)	295	(181)	(1,349)	(225)	(1,460)

Per Share Data:
Basic net income (loss) per share	.07	(.01)	(.23)	(.30)	(.50)	.04	(.02)	(.17)	(.03)	(.19)
Diluted net income (loss) per share	.06	(.01)	(.23)	(.30)	(.50)	.04	(.02)	(.17)	(.03)	(.19)
Basic weighted average common shares outstanding	9,339	9,776	9,814	10,350	9,819	7,332	7,436	7,813	8,859	7,857
Diluted weighted average common shares outstanding	10,197	9,776	9,814	10,350	9,819	7,870	7,436	7,813	8,859	7,857

Selected Balance Sheets Data:
Cash and cash equivalents	1,657	3,445	1,914	4,103	4,103	3,213	4,463	3,759	4,108	4,108
Accounts receivable, net	22,426	25,625	23,488	24,345	24,345	10,654	8,290	12,705	14,129	14,129
Line of credit payable	3,353	13,236	13,347	15,612	15,612	6,278	5,316	3,707	4,801	4,801
Long-term debt (including current portion)	13,013	14,583	12,658	13,136	13,136	5,639	5,726	11,057	11,141	11,141
Shareholders’ equity	9,305	9,340	7,191	5,540	5,540	5,738	5,620	6,887	6,838	6,838
Total Assets	35,579	50,179	45,553	48,114	48,114	22,459	21,537	28,278	30,125	30,125

Financial and Statistical Information:
EBITDA (1)	1,784	1,455	(687)	(771)	1,781	992	522	(2)	766	2,278
Working Capital (Deficit) (4)	10,382	5,317	2,309	1,298	1,298	2,563	2,792	5,830	5,861	5,861
Net Margin (2)	4,149	4,226	2,652	3,049	14,076	2,071	1,706	1,653	2,625	8,055
Net Margin per gallon (in dollars) (3)	0.199	0.167	0.110	0.124	0.149	0.137	0.115	0.101	0.131	0.121
Total Gallons	20,819	25,249	24,079	24,591	94,738	15,153	14,795	16,402	20,077	66,427

Non-GAAP Measure Reconciliation EBITDA Calculation:
Net income/(loss)	615	(142)	(2,216)	(3,135)	(4,878)	295	(181)	(1,349)	(225)	(1,460)
Add back:
Interest expense, net (6)	675	964	905	1,481	4,025	382	393	519	609	1,903
Stock-based compensation expense	92	102	86	231	511	--	--	--	--	--
Depreciation and amortization:
Cost of sales	336	397	394	540	1,667	271	262	611	323	1,467
Sales, general, and administrative expense	66	134	144	112	456	44	48	217	59	368
EBITDA	1,784	1,455	(687)	(771)	1,781	992	522	(2)	766	2,278

(1)	EBITDA = Earnings before interest, taxes, depreciation and amortization, and stock-based compensation expense

(2)	Net Margin = Gross profit plus cost of sales depreciation; net margin is a non-GAAP measure

(3)	Net margin per gallon = Net margin divided by total gallons sold

(4)	Working Capital (deficit) = current assets minus current liabilities

(5)
For the quarters and year ended June 30, 2005, total revenue and cost of sales were reduced in total by $1.6 million in order to record excise taxes on a net basis, instead of gross based on risk of loss

(6)
The fourth quarter of the year ended June 2006 includes $537,000 in interest expense to write-off of deferred debt costs, debt discount and a prepayment penalty related to the warrants issued on June 30, 2006, to convert a portion of the August 2003 and January 2005 Notes

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with SMF’s audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

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

•	our continuing ability to comply with financial covenants contained in our credit agreements

•	our continuing ability to obtain all necessary waivers of covenant violations, if any, in our debt agreements

•	the avoidance of significant provisions for bad debt reserves on our accounts receivable

•	the continuing demand for our products and services at competitive prices and acceptable margins

•	the avoidance of negative customer reactions to new or existing marketing strategies

•	the avoidance of significant inventory reserves for slow moving products

•	our continuing ability to acquire sufficient trade credit from fuel and lubricants suppliers and other vendors

•	the successful completion of the process of integrating the Shank Services and H & W operations into our existing operations, and enhancing the profitability of the integrated businesses

•
the successful execution of our acquisition and diversification strategy, including the availability of sufficient capital to acquire additional businesses and to support the infrastructure requirements of a larger combined company

•	the successful completion of the implementation of our new information management system

•	the success in responding to competition from other providers of similar services

•	the impact of generally positive economic and market conditions

•	ability to retire or convert debt to equity

OVERVIEW

Our Business

We provide commercial mobile and bulk fueling; integrated out-sourced fuel management; packaging, distribution and sale of lubricants and chemicals; transportation logistics; and emergency response services. Our fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and providing fuel for emergency power generation systems; and distributes a wide variety of specialized petroleum products, lubricants and chemicals to refineries, manufacturers and other industrial customers. In addition, our fleet of special duty tractor-trailer units provides heavy and ultra-heavy haul transportation logistics services over short and long distances to customers requiring the movement of over-sized and/or over-weight equipment and heavy manufactured products. At June 30 2006, we were conducting operations in Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

On February 18, 2005, we acquired substantially all of the assets and business operations of Shank Services, a Houston, Texas based provider of commercial fuel, petroleum lubricants distribution and sales and heavy haul transportation services in the Houston, Dallas/Fort Worth, Austin and San Antonio markets in Texas.

On October 1, 2005, we acquired all of the stock of H & W, a Houston, Texas based marketer and distributor of lubricants, commercial fuels and petroleum products. Prior to closing this acquisition, H & W acquired the operating assets of Harkrider Distributing Company, a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products. The combined H & W and Harkrider operations serve the Houston, Dallas/Fort Worth, Freeport, Longview, Lufkin, San Antonio, Beaumont, Waco and Waxahachie markets in Texas, and the New Orleans market in Louisiana. The purchase price was based on a multiple of 4.5 times projected annualized EBITDA (earnings before interest, taxes, depreciation and amortization - a non-GAAP financial measure) of approximately $1.4 million and was adjusted to $5.964 million at closing by working capital and other closing adjustments.

We provide our commercial mobile and bulk fueling and other services at a competitive rate for those services plus the cost of products and procurement, generally based on market prices of fuels and lubricants. As a result, revenue levels for much of our operations are largely dependent on the upward or downward movement of petroleum product prices in each market and are not as significantly influenced by the revenues derived from the service component of our fuel and lubricant based business. Although fuel price volatility can affect customers’ demand for fuel and can also increase the fuel costs of operating our fleet of trucks and equipment, our gross profit on sales is generally not directly affected by fuel price fluctuations since we pass on fuel price changes to customers and we charge customers for our services on a per gallon basis based on a targeted rate per hour. While there may be a short term correlation between customer resistance to paying higher service charges when fuel prices rise sharply, we believe that we market labor savings, fuel theft reduction and other benefits of our services which reduce or limit the overall cost of our customers’ fuel supplies. During the years ended June 30, 2006 and 2005 market prices for fuel reached unprecedented high levels which increased by 55 cents between June 2005 and June 2006. Our delivered volumes and revenues during the year ended June 30, 2006 increased primarily due to the addition of new accounts, market expansion, the acquisitions of Shank Services and H & W and the increase in emergency response services related to Hurricanes Dennis, Katrina, Rita and Wilma. The increase in our revenue, while significant, was not as meaningful as the increase in delivered gallons, since we pass through petroleum product price increases to customers.

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

We believe that continuing opportunities exist to expand the services we provide, including: commercial mobile and bulk fueling; integrated out-sourced fuel management; the packaging, distribution and sale of lubricants; emergency response services; and transportation logistics. The growth of our petroleum related services would result in increased volumes of fuel and lubricants sold and delivered. Marketing and sales efforts are responsible for growing our business. This growth is dependent upon a number of business and economic factors, including the success of our sales and marketing programs and other business strategies; sufficient and consistent margin business in new and existing markets; retention of qualified personnel to provide the level of service required by customers; generation of acceptable cash flow from operating activities; sufficiency of debt or equity capital to meet our financing requirements; and changes in economic conditions in the transportation or petroleum industries, some of which factors are beyond our control.

Financial Performance

Selected comparative financial information for the three months and year ended June 30, 2006 and 2005:

(All amounts in thousands of dollars, except share data)
	Three Months Ended (Unaudited)				Year Ended
			Increase	Increase			Increase	Increase
	6/30/2006	6/30/2005	(Decrease)	(Decrease)	6/30/2006	6/30/2005	(Decrease)	(Decrease)

Total revenues [6]	70,558	42,678	27,880	65%	249,541	133,563	115,978	87%
Gross profit [1]	2,509	2,302	207	9%	12,409	6,588	5,821	88%
Selling, general and administrative expense	4,152	1,918	2,234	116%	13,262	6,145	7,117	116%
Operating (loss) income	(1,643)	384	(2,027)	(528)%	(853)	443	(1,296)	(293)%
Interest expense, net	(1,481)	(609)	(872)	(143)%	(4,025)	(1,903)	(2,122)	(112)%
Net loss	(3,135)	(225)	(2,910)	1,293%	(4,878)	(1,460)	(3,418)	234%

EBITDA [2]	(771)	766	(1,537)	(201)%	1,781	2,278	(497)	(22)%

Net Margin [3]	3,049	2,625	424	16%	14,076	8,055	6,021	75%

Basic and diluted net loss per share	(0.30)	(0.03)	(0.27)	900%	(0.50)	(0.19)	(0.31)	163%
Weighted avg shares outstanding	10,350	8,859	1,491	17%	9,819	7,857	1,962	25%

Depreciation and amortization [4]	652	382	270	71%	2,123	1,835	288	16%

Total assets	48,114	30,125	17,989	60%	48,114	30,125	17,989	60%

Shareholders’ equity	5,540	6,838	(1,298)	(19)%	5,540	6,838	(1,298)	(19)%

Gallons sold	24,591	20,077	4,514	22%	94,738	66,427	28,311	43%

Net margin per gallon (in cents)[5]	12.4	13.1	(.7)	(5)%	14.9	12.1	2.8	23%

[1]	Gross profit is defined as total revenues less total cost of sales.

[2]	EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and stock-based compensation expense. EBITDA is a non-GAAP measure.

[3]	Net margin is defined as gross profit plus cost of sales depreciation. Net margin is a non-GAAP measure.

[4]	Depreciation and amortization included in cost of sales was $540,000, $323,000, $1,667,000 and $1,467,000 for the periods noted.

[5]	Net margin per gallon equals net margin divided by number of gallons sold.

[6]
In the quarter and year ended June 30, 2005, total revenue and cost of sales were reduced by $849,000 and $1.6 million, respectively, in order to record excise tax on a net basis, instead of gross based on risk of loss.

Non-GAAP Measure Reconciliation - EBITDA and Net Margin Reconciliation Table:

	Three Months Ended (unaudited)				Year Ended
	6/30/2006	6/30/2005	Increase (Decrease)	Increase (Decrease)	6/30/2006	6/30/2005	Increase (Decrease)	Increase (Decrease)
EBITDA:
Net loss	(3,135)	(225)	(2,910)	1,293%	(4,878)	(1,460)	(3,418)	234%
Add:
Interest, net	1,481	609	872	143%	4,025	1,903	2,122	112%
Stock-based compensation expense	231	—	231	100%	511	—	511	100%
Depreciation and amortization:
Cost of sales	540	323	217	67%	1,667	1,467	200	14%
Sales, general, and administrative expense	112	59	53	90%	456	368	88	24%
EBITDA	(771)	766	(1,537)	(201)%	1,781	2,278	(497)	(22)%

Net Margin:
Gross Profit	2,509	2,302	207	9%	12,409	6,588	5,821	88%
Add back:
Cost of sales depreciation and amortization	540	323	217	67%	1,667	1,467	200	14%
Net Margin	3,049	2,625	424	16%	14,076	8,055	6,021	75%

During the quarter and twelve months ended June 30, 2006, total revenues increased by 65% and 87% and gross profit increased 9% and 88% primarily as a result of the acquisitions of Shank Services and H & W; our ongoing marketing and sales programs; and the additional business from emergency response services in the aftermath of the devastating hurricanes of 2005. These factors resulted in 4.5 million and 28.3 million increase in gallons sold for the three and twelve month periods, respectively, and related average net margin increases of $424,000 (16%) and $6.0 million (75%) for the quarter and full year. The net margin per gallon declined 7 cents per gallon for the quarter and increased 2.8 cents for the twelve month period. The decrease in net margin per gallon for the quarter was primarily related to a $172,000 charge recorded in cost of sales for a slow moving inventory reserve.

Our results of operations for the quarter and the twelve months, however, were adversely impacted by a significant increase in selling, general and administrative (“SG&A”) expense. This increase was largely attributable to the continuing burden of the SG&A expense of Shank Services and H & W while we were also making substantial ongoing expenditures in developing a new, integrated operations and accounting management system that, when fully implemented, is expected to reduce our overall SG&A expense.

The total increase in SG&A expense for the fourth quarter and the year versus the same period in the prior year were $2.2 million and $7.1 million. Major components of the increase are as follows:

DESCRIPTION	Increase in Quarter Ended June 30, 2006 Compared to June 30, 2005	Increase in Year Ended June 30, 2006 Compared to June 30, 2005

Acquired SG&A from purchase of Shank Services and H & W	$866,000	$3,594,000
Corporate infrastructure and ongoing integration costs	1,044,000	2,298,000
FAS 123R stock based compensation expense	231,000	511,000
Bad debt expense	50,000	472,000
Credit card fees	43,000	242,000
Total	$2,234,000	$7,117,000

SG&A expense was affected by the unexpected bankruptcy of two customers which contributed to the $472,000 increase in bad debt expense for the year as well as changes in accounting for stock-based compensation expense (FAS 123R) of $231,000 for the quarter and $511,000 for the year and charges for higher credit card fees of $43,000 for the quarter and $242,000 for the year.

We also had an increase in interest expense of $872,000 for the quarter and $2.1 million for the fiscal year. The increase reflects (i) a non-cash write-off of deferred debt costs and debt discount and an accrued pre-payment penalty totaling $537,000 resulting from the June 30, 2006 issuance of warrants to convert a portion of our August 2003 and January 2005 Notes to equity; (ii) interest expense of $1.5 million during the year on the January 2005 and September 2005 Notes issued in connection with to the Shank Services and H & W acquisitions; and (iii) interest on the increased balance of our line of credit resulting from our acquisition of $7.1 million of H & W’s line of credit on October 1, 2005. During the current quarter and the year, we also amortized some of our deferred debt costs and debt discount as interest expense. We continue to pursue retirement of this debt, or conversion of a substantial portion of the debt to shareholders’ equity, in order to reduce our interest carrying costs, although any such transaction would likely result in additional one-time, non-cash write-offs of the related debt discount and deferred debt costs like that recorded upon the issuance of the June 30, 2006 warrants.

For the current quarter and twelve month period, gross profit increased over last year by $207,000 and $5.8 million, which increases were more than offset by the increase in SG&A expense of $2.2 million and $7.1 million and interest expense of $872,000 and $2.1 million. The net losses of $3.1 million and $4.9 million for the quarter and twelve month period represent increases of $2.9 million and $3.4 million over the prior year. We believe our net margins and volume gains for the twelve month period reflect progress; however, the results of our operations were adversely affected by the significant surge in the prices of fuel and other petroleum products, which depressed demand for our products and services and led to lower than expected sales volumes, at least on a short term basis. While delivered volumes and gross profit increased from year ago levels, those increases were not as much as we had anticipated achieving during the last two quarters or for the entire year. The sharp increase in petroleum prices during the quarter also contributed to other related incremental costs, ranging from higher running fuel and other delivery costs to increased credit card fees and bad debt expense resulting from customer bankruptcies.

The SG&A expense included in the net loss for the quarter and year reflect our continued commitment to build a new and improved corporate infrastructure with the capability to support our current operations as well as our future growth from acquisitions and diversification. These infrastructure expenses are treated as period costs, even though we continue to bear substantially all of the SG&A expense burden historically associated with Shank Services, H & W and our other operations. While it is costly to bear both the historical SG&A expense of our individual operating units as well as the expenses of developing a new integrated infrastructure, we believe that the additional expenses we are incurring now will enable us to reduce historical SG&A expense in the future, both for acquired companies and our exiting operations. We accelerated these expenditures in the last two quarters, including the strengthening our mid-management team; adding accounting, information technology and other support personnel; relocating our Fort Lauderdale corporate office in January 2006 to a larger, better equipped facility; moving Shank Services’ operations to H & W’s regional Houston location; and incurring other integration costs related to those acquisitions. Further, we expect that full implementation of our new Enterprise Resource Planning (ERP) operating and accounting systems, replacing our three legacy systems, will enable us to realize economies of scale and eliminate duplicative costs while creating an improved capability to integrate future acquisitions on an accelerated basis.

The net margin for the current quarter was less than anticipated since the increased volumes delivered related primarily to petroleum products sold at lower gross margins, as well as continuing reduced volumes resulting from below cost pricing practices by a competitor attempting to gain market share in California. In addition, we have not yet converted several large former H & W lubricant customers to our new principal branded lubricants supplier due to the technical nature of these customers’ testing procedures which are required to be performed in order to meet viscosity and other specifications. We anticipate that the conversion for some or all of these customers will occur during the first half of fiscal 2007. We also incurred additional operating costs during the quarter and the year, most of which related to driver turnover and higher compensation as well as continuing to carry specific operating personnel in anticipation of the conversion of the former lubricants customers to our branded products which has been delayed. Costs for truck repairs and maintenance, running fuel, regulatory compliance and security expenses also continued to increase. Some of these additional costs were intentionally absorbed with a view toward generating greater efficiencies and other improvements in our driver workforce, vehicle usage and other operating equipment that will yield a net benefit over time.

Our earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased $1.5 million in the quarter to $(771,000) and $497,000 to $1.8 million for the twelve month period. EBITDA is determined before providing for debt service payments and capital expenditures. EBITDA, while a non-GAAP measure, is a key indicator used by our management and the financial community to gauge financial performance of the actual operations of a business without considering the impact of non-cash charges for equipment aging, debt financing expenses, stock-based compensation expense and income taxes. EBITDA isolates actual financial performance of operations independent of the utilization of capital resources, level of debt financing and the tax position of the business owning those operations.

The following is a Non-GAAP Measure Reconciliation - Proforma EBITDA Reconciliation Table (unaudited):

	Three Months Ended				Year Ended
	6/30/2006	6/30/2005	Increase (Decrease)	Increase (Decrease)	6/30/2006	6/30/2005	Increase (Decrease)	Increase (Decrease)
EBITDA	(771)	766	(1,537)	(201)%	1,781	2,278	(497)	(22)%
Add:
Corporate infrastructure and on- going integration costs	1,044	—	1,044	100%	2,298	165	2,133	—
Non-cash provisions for bad debt and slow moving inventory	328	(104)	432	415%	576	(59)	635	—

Proforma EBITDA	601	662	(61)	(9)%	4,655	2,384	2,271	95%

This proforma EBITDA information is intended to demonstrate the financial impact of the corporate infrastructure and ongoing integration costs incurred during the past quarter and fiscal year on our EBITDA. These costs which are required to be expensed under GAAP, are directly related to executing our business plan; were anticipated by management; and represent a commitment to our future growth, both organically and by selective acquisitions. While a portion of these costs may have been incurred absent infrastructure and integration considerations, they primarily support our long-term objective to enhance shareholder value by investing now to benefit future performance. The components of these corporate infrastructure and ongoing integration costs include management and support personnel additions and retention, placement fees, information technology consulting, accounting support, acquisition strategies and analyses, facility leasing, legal assistance and integration travel and ancillary expenses.

Proforma EBITDA is a non-GAAP measure provided for information purposes only and should be distinguished from conventional EBITDA which is also a non-GAAP measure.

We consider the implementation of our new operations, accounting and information management system to be essential to our efforts to fully integrate and manage, on an ongoing basis, both the acquired Shank and H & W operations as well as future acquisitions. We believe that this new system will increase operational efficiencies, facilitate integration and improve management of our pre-existing commercial mobile and bulk fueling operations and those of the acquired companies and will help control operating costs and improve profitability. When this new system is fully implemented, we believe that we will have the information available to achieve new efficiencies and reduce the overhead costs of our operations.

Implementation of the new operations, accounting and information system experienced extensive delays during the last two quarters of the year ended June 30, 2006 and, as a result, in August 2006 we terminated the business arrangement with the third party Value Added Reseller (“VAR”) which had been providing implementation services to us and engaged another vendor in connection with this implementation. The new VAR is in the process of reviewing the present status of the project and identifying the items, cost and related timeline to complete the implementation. Our expectation is that the system will be operational during the third quarter of the year ending June 30, 2007. At June 30, 2006, we had capitalized $1.7 million in property and equipment related to its design and installation with a total estimated cost of $ 2.0 to $2.5 million to complete.

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

Because of effective advance planning and preparation we were able to successfully respond to the emergency fueling service demands and opportunities which resulted from the unprecedented 2005 hurricane season. We were able to mobilize and deliver uninterrupted fuel supplies to utilities, governmental agencies, communication services and numerous others at margins which fairly compensated us for the emergency, and frequently hazardous services provided. We consider our emergency response services to be an increasingly important part of our business, which has been bolstered by the acquisitions of Shank Services and H & W. These acquisitions have given us greater depth in personnel, equipment and facilities so that we could respond more efficiently to emergency conditions. While weather conditions are unpredictable, we expect that emergency response services, especially in the Gulf Coast area, will be a recurring source of higher margin business for SMF.

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

We intend to follow the Shank Services and H & W acquisitions with the addition of other businesses which can be efficiently integrated into our corporate structure resulting in specific, realizable operating and administrative cost reduction synergies. Our new operations, accounting and information management system that has been partially implemented, is currently under development and will enable us to rapidly integrate future acquisitions without incurring significant incremental costs or experiencing business disruptions. We recognize that acquisitions will likely involve business operations which have both different management styles as well as operating procedures and reporting systems. Our objectives will be to achieve cost-effective and controlled integration of each acquisition.

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

We view the future of our business optimistically yet realistically and recognize that continuing improvements, modifications and upgrading will be necessary in order to successfully compete, grow and enhance the value of our shareholders’ investment. We intend to:

•	Continue our aggressive marketing and sales programs

•	Re-engineer our financial position by reducing debt, increasing shareholder equity and decreasing interest expense

•	Identify, acquire, finance and integrate diversified business opportunities

•	Compete effectively with both larger and smaller companies without adversely affecting our service quality, margins or customer retention

•	Control our operating and administrative costs at all levels

•	Manage our cash requirements and expand our credit lines

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2006 and June 30, 2005, we had a total of cash and cash availability on our line of credit of $8.3 million and $9.3 million. On September 26, 2006, we increased our line of credit from $20 to $25 million. Our line of credit facilitates financing the timing difference between petroleum product purchases payable generally in 10 days and collecting receivables from our customers generally in 30 to 45 days. As of October 11, 2006, our cash and cash availability was $6.7 million.

In September 2005, we closed a $3.0 million private debt placement with institutional and other accredited investors (the “September 2005 Notes”) in order to fund the H & W acquisition, develop our operations and for other general working capital purposes. We issued $3.0 million in 10% five-year Senior Secured Notes that require six semi-annual payments commencing on August 31, 2007 and a 40% balloon payment on August 31, 2010. The September 2005 Notes are redeemable by us, in whole or in part, by payment of a percentage of the principal amount, together with accrued but unpaid interest, if any, as follows: September 1, 2005 - August 31, 2006, 102%; September 1, 2006 - August 31, 2007, 101%; and September 1, 2007 - August 31, 2010, 100%. The September 2005 Notes are secured by a first priority interest in the vehicles, equipment and other physical assets, other than inventory of H & W. The H & W inventory is subject to the first priority security interest held by the primary lender. In connection with the financing, we also issued four year warrants to purchase a total of 360,000 shares of our common stock at an exercise price of $2.28 per share, including customary redemption and registration rights.

In January 2005, we raised $6.1 million from the issuance of five-year 10% promissory notes (the “January 2005 Notes”) and 1,006,500 four-year warrants to purchase our common stock at $1.60 per share. The funding provided by the January 2005 Notes was used for the Shank Services acquisition and for other general corporate purposes. The January 2005 Notes are secured by a first priority security interest in the Shank Services’ assets. Our first principal payment of $610,000 will be due in January 2007 and is included in the current portion of long-term debt on our June 30, 2006 consolidated balance sheet.

In August 2003, we raised $6.925 million from the issuance of five-year 10% promissory notes (the “August 2003 Notes”) and issued 2,008,250 five-year warrants to purchase our common stock at $1.00 per share. The August 2003 Notes are collateralized by a first priority security interest in our truck fleet and related equipment and by the patents on our proprietary fuel management system. The liquidity impact of this financing transaction was the repayment of all outstanding equipment and subordinated debt; the generation of $2.8 million of additional working capital for business expansion; and a $2.8 million improvement in cash flow resulting from a moratorium of principal payments during the first two years of the five-year term of the August 2003 Notes. We made two semi-annual principal payments totaling $1.385 million during the year ended June 30, 2006; no principal payments were due a year ago.

The September 2005, January 2005 and August 2003 financings significantly strengthened our financial position, enabling us to achieve a stronger balance sheet and, we believe, has enhanced our business credibility with present and prospective customers, fuel suppliers, trade creditors, other lenders and the investment community, as well as our ability to compete more effectively. On the other hand, the increased interest burden associated with these financings, including the imputed non-cash interest charges resulting from our issuance of common stock purchase warrants in connection with those financings, has negatively affected our reported earnings since that time. As noted previously, we are actively pursuing the conversion to equity or retirement of some or all of this debt to reduce recurring interest costs, although we will likely incur one-time, non-cash write-offs of the related debt discount and deferred debt costs.

During the year ended June 30, 2006, we recorded an increase in shareholders’ equity of $585,000 for the value of the 360,000 warrants issued in connection with the September 2005 Notes, net of $20,000 in professional fees related to the registration of the warrants. Also, during the year ended June 30, 2006, warrants issued in connection with the January and September 2005 and August 2003 Notes were exercised resulting in cash proceeds of approximately $2.5 million which was recorded in shareholders’ equity.

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

Our debt agreements have covenants establishing certain financial requirements and operating restrictions. Our failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements, which would have a material adverse effect on our liquidity and capital resources. We are in compliance of our debt covenants as of the filing date of this report.

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

During the year ended June 30, 2006, our cash used in operating activities was $2.7 million compared to cash provided by operations of $1.3 million in the prior year, representing a change of $4.0 million. This change in the use of net cash in the current year compared to the prior year related to the increase in net loss of $3.4 million; an increase in accounts receivable of $2.2 million; and a decrease in accounts payable and other liabilities of $2.2 million; offset by an increase in depreciation and amortization of $1.1 million, stock based compensation expense of $.5 million, an inventory reserve of $.2 million, and a provision for doubtful accounts of $.4 million and decreases in inventory of $.7 million and prepaid expenses and other assets of $1.0 million. The change in receivables did not include accounts receivable acquired from H & W on October 1, 2005. The higher receivable balance at June 30, 2006 compared to June 30, 2005, was primarily due to the higher market price for petroleum products sold. Adjustments to reconcile the net loss to net cash used in/provided by operating activities, (“Non-Cash Items”) totaled $4,819,000, $2,471,000 and $945,000 in the years ended 2006, 2005 and 2004.

The following is a reconciliation table of net loss before non-cash items and corporate infrastructure and ongoing integration costs to proforma EBITDA, both of which are non-GAAP measures:

	Year Ended June 30,
	2006	2005	2004

Net loss	$(4,878)	$(1,460)	$(698)

Non-Cash Items:
Depreciation - cost of sales	1,667	1,467	1,130
Depreciation and amortization - SGA	456	368	190
Amortization of deferred debt cost	521	270	195
Amortization of debt discount	1,009	425	241
Stock-base compensation expense	511	—	—
Gain on extinguishment of debt	—	—	(757)
Other non-cash expenses	79	—	—
Inventory reserve	172	—	—
Provision for allowance of doubtful accounts	404	(59)	(54)
Total non-cash items	4,819	2,471	945

Net (loss) income before non-cash items	(59)	1,011	247

Add: Corporate infrastructure and ongoing integration costs	2,298	165	—

Net income before non-cash items and corporate infrastructure and ongoing integration costs	2,239	1,176	247

Add: Stated rate interest expense (See interest expense table)	2,416	1,216	933

Proforma EBITDA	$4,655	$2,392	$1,180

This reconciliation table reflects the significant impact that the non-cash items, corporate infrastructure and ongoing integration costs have in the determination of proforma EBITDA and is provided to demonstrate the material affect our financing, acquisition and corporate development programs have on the performance of our business.

During the fiscal year ended June 30, 2006, SMF’s material financial commitments, other than fuel purchases, payroll and general expenses, primarily related to maintaining its bank line of credit and servicing the August 2003, January 2005 and September 2005 Notes.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2006.

PAYMENTS DUE BY PERIOD (in 000’s)
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt	$14,640	$1,995	$7,795	$4,850	$—
Operating leases for real estate and equipment	4,466	1,101	1,703	1,331	331
Capital lease obligations	148	123	25	—	—
Line of credit	15,612	15,612	—	—	—

Total	$34,866	$18,831	$9,523	$6,181	$331

In fiscal 2005, the Company amended its employment agreement with the President and Chief Executive Officer to provide for automatic one year extensions unless either party gives notice of intent not to renew prior to such extension. The annual contractual obligation for this agreement is estimated to be $337,000.

The contractual obligations and commitments should be read in conjunction with the notes to our consolidated financial statements. To highlight the table above:

•	Long-term debt principal payments are described above. Anticipated interest payments associated with long-term debt obligations are not included in the table above.

•
The payment obligations shown in the table for real estate and equipment operating leases are lower in future years due to the short-term nature of the current contracted operating leases. The largest operating lease payment is for the new corporate office located in Fort Lauderdale, Florida, which has a lease term of 78 months and began on January 23, 2006.

•
We have a $25,000,000 line of credit security agreement until September 25, 2007 with a financial institution that is collateralized by substantially all SMF’s assets other than its truck fleet and related equipment. The line of credit balance fluctuates daily and can differ significantly from the June 30, 2006 balance shown above. The line of credit bears interest at variable interest rates although the table above does not reflect any anticipated future payments of interest. We anticipate renewing the line of credit with the same or another financial institution under similar terms and conditions. While there can be no assurance that we will be able to renew this bank line of credit or that any renewal will be on terms acceptable to us, any new line of credit will likely extend past the present termination date when it is renewed. Although the line of credit expires on September 25, 2007, the amount outstanding as of June 30, 2006 is shown as due in less than one year due to certain provisions within the agreement related to subjective acceleration clauses and due to the agreement requiring us to maintain a lockbox arrangement whereby cash deposits are automatically utilized to reduce amounts outstanding under the line of credit.

•	The employment agreement anticipates the compensation payable to our Chief Executive Officer, including $14,000 of payroll taxes and health insurance costs.

Our material financial commitments, other than fuel purchases, payroll and general expenses, are primarily related to maintaining our line of credit and servicing the September 2005, the January 2005 and August 2003 Notes.

Our liquidity and ability to meet financial obligations is dependent on, among other things, the generation of cash flow from operating activities; obtaining or maintaining sufficient trade credit from vendors; complying with our debt covenants; and/or raising any required additional capital through the issuance of debt or equity securities or additional borrowings.

We believe the additional liquidity derived from the January 2005 and the August 2003 Notes; our line of credit; and the two-year principal payment moratorium on the January 2005 and September 2005 Notes should satisfy our anticipated liquidity requirements for the foreseeable future. On the other hand, the ongoing expenditures for development of the corporate infrastructure, including the new operating, accounting and information management system for the recent acquisitions and integration of any future acquisitions, coupled with our higher debt service requirements, may cause us to seek additional capital in the future if the debt service burden is not reduced and anticipated cost savings do not materialize in the amounts or at the times we currently anticipate. Cash flow deficiencies from adverse business conditions or a new acquisition requiring a cash investment could also cause us to seek additional capital. There is no assurance, however, that any such additional capital would be available to us on acceptable terms, or at all. Moreover, if we fail to comply with the covenants in our debt agreements, or if adequate funds are not available to fund our operations or to pay debt service obligations as they become due, we may be required to make substantial changes to our capital structure or significantly alter our operations or both.

$25 Million Credit Facility

As of June 30, 2006, we had a $20 million credit facility with a national financial institution, which permitted us to borrow up to 85% of the total amount of eligible accounts receivable and 65% of H & W’s eligible inventory. Interest is payable monthly (8.75% at June 30 2006) and outstanding borrowings under the line of credit are secured by substantially all of our assets other than our truck fleet and related equipment. As of June 30, 2006, the maturity date of the line of credit was September 26, 2007.

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

As of June 30, 2006 and June 30, 2005, we had outstanding borrowings of $15.6 million and $4.8 million, respectively, under our $20 million (at June 30, 2005 it was $10 million) bank line of credit. Based on eligible receivables outstanding at June 30, 2006, we had $4.2 million of cash availability on the line of credit, and we were in compliance with all financial covenants required by the loan and security agreement.

On September 26, 2006, we amended our credit facility which, among other things increased the maximum amount for revolving loans from $20,000,000 to $25,000,000; modified a covenant which limits our loans and advances to other persons to permit loans to customers for certain purchases of equipment; effective March 31, 2006, added a LIBOR interest rate option; added certain leased vehicles and equipment to the excluded assets from the collateral; and amended the capital expenditures covenant of the agreement.

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

Debt Securities

September 2005 Promissory Notes

On September 1, 2005,  we closed a $3.0 million private debt placement with institutional  and other  accredited  investors  in  order  to  fund  the H & W Acquisition, develop our operations and for other general working capital purposes. We issued $3.0 million in 10% five-year Senior Secured Notes that require six semi-annual payments commencing on August 31, 2007 and a 40% balloon payment on August 31, 2010. The September 2005 Notes are redeemable by us, in whole or in part, by payment of a percentage of the principal amount, together with accrued but unpaid interest, if any, as follows: September 1, 2005 - August 31, 2006, 102%; September 1, 2006 - August 31, 2007, 101%; and September 1, 2007 - August 31, 2010, 100%. In connection with the financing, we also issued four year warrants to purchase a total of 360,000 shares of our common stock at an exercise price of $2.28 per share, including customary redemption and registration rights. Total transaction costs related to the registration of the warrants was $20,000 and was included in additional paid-in capital.

January 2005 Promissory Notes

On January 25, 2005, we closed an offering of $6.1 million five year 10% promissory notes and four-year warrants to purchase 1,006,500 shares of our common stock at $1.60 to a limited group of institutions and other accredited investors in connection with the acquisition of the assets and business of Shank Services. The January 2005 Notes provide for (1) no principal payments until January 24, 2007; (2) six $610,000 semi-annual principal payments commencing on January 24, 2007 through July 24, 2009; (3) a balloon payment of $2,440,000 at maturity on January 24, 2010; and (4) semi-annual interest payments on July 24 and January 24, which payments commenced on July 24, 2005. The funding provided by the January 2005 Notes was used for the Shank Services acquisition and for other general corporate purposes. The net cash proceeds from the financing were $5.8 million, after payment of related fees and expenses, professional fees and other costs totaling $282,000. The total transaction costs were $471,000, including $291,000 cash costs and non-cash broker commission warrants valued at $180,000, which are being amortized over the five-year term of the notes. The January 2005 Notes are secured by a first priority security interest in the Shank Services assets.

August 2003 Promissory Notes

On August 29, 2003, we closed a $6.9 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes and issued five-year warrants to purchase a total of 2,008,250 shares of our common stock at $1.00 per share. The August 2003 Notes are collateralized by a first priority security interest in our specialized fueling truck fleet and related equipment and by patents on our proprietary fuel management system. The August 2003 Notes provide for (1) no principal payments until August 28, 2005; (2) six $692,500 semi-annual principal payments commencing on August 28, 2005 through February 28, 2008; (3) a balloon payment of $2,770,000 at maturity on August 28, 2008; (4) semi-annual interest payments on June 30 and December 31, which payments commenced on December 31, 2003; and (5) a right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing were $2.8 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. The transaction costs, including commissions, professional fees and other costs, totaled $824,000 and are being amortized over the five-year term of the notes.

Warrants to Convert a Portion of August 2003 Notes and January 2005 Notes to Equity

On June 30, 2006, the Company issued 1,057,283 warrants, exercisable for 90 days, to certain note holders to purchase the Company’s common stock at an exercise price of $2.54 per share. The note holders have the option to exercise these warrants in consideration for the retirement of $2,620,000 of existing August 2003 and January 2005 notes. In addition, the Company agreed to pay 50% of the 5% call penalty or a 2.5% penalty with warrants totaling 25,787, valued at $65,500. The issuance of the warrants created a modification to the notes specifically related to adding a conversion feature that did not previously exist under the original note thus substantially changing the instrument to have a non-cash conversion feature from the original note which substantially changes the debtor’s cash flow requirement. The warrants were issued at the closing market price and they are non-detachable. If the warrants are exercised they can only be settled by satisfaction of the Notes. The 25,787 warrants are accounted for as a liability with mark to market feature adjustments. On June 30, 2006, the Company wrote-off $317,000 and $155,000 of debt discount and deferred debt costs, respectively, to interest expense related to the notes at the time the notes were modified. In addition, the Company accrued $65,500 to interest expense for the amount associated with the pre-payment penalty. At June 30, 2006, the warrants were not exercised. The exercise period of the warrants was extended until November 30, 2006 in exchange for a corresponding extension of the suspension of the Company’s obligation to make principal payments until November 30, 2006.

NEW ACCOUNTING STANDARDS AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recent Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 190” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of FIN No. 48 on our financial condition and results of operations.

In September 2006, FASB issued FASB Statement No. 157 “Fair Value Measurements” (“FAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. Under FAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, FAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of FAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FAS 157 will have on its consolidated financial position, results of operations or cash flows.

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

Revenue Recognition

We recognize revenue when fuel and other products are delivered and the customer takes ownership and assumes risk of loss or when services are performed. Collections are reasonably assured at the time of delivery. The Company accounts for petroleum product taxes collected from its customers that are assessed from government authorities, on a gross basis, in accordance with Emerging Issues Task Force 06-03 (“EITF Issue 06-03”) “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation”) when we bear the risk of loss.

Accounts Receivable and Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current credit worthiness, as determined by a review of their current credit information. Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that are identified. While such credit losses have historically been within expectations and the provisions established, we cannot assure that we will continue to experience the same credit loss rates that have occurred in the past. Our accounts receivable as of June 30, 2006 and 2005 were $24.3 and $14.1 million, respectively, net of an allowance for doubtful accounts of $1.3 million and $1.8 million. The increase in accounts receivable relates to higher prices, more volume being delivered and the acquisition of Shank Services and H & W in February and October 2005, respectively.

Inventory Valuation Reserves

With the acquisition of H & W in October 2005, our inventory levels have increased from $495,000 at June 30, 2005 to $3.3 million net of an inventory reserve of $276,000, at June 30, 2006. We make estimates relating to the net realizable value of inventories, based upon our assumptions about future demand, historical trends and market conditions. If we estimate that the net realizable value of inventory is less than the cost of the inventory recorded on our books, we record a reserve for the difference between the cost of the inventory and the estimated net realizable value. This reserve is recorded as a charge to cost of sales.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth fiscal quarter, or when events indicate that an impairment exists. As required by FAS 142, in our impairment test for goodwill and other indefinite-lived intangible assets, we compare the estimated fair value of goodwill and other intangible assets to the carrying value. If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including our assumptions about the expected future operating performance of our reporting units. Our estimates may change in future periods due to, among other things, political and economic conditions and changes to our business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair value.

Income Taxes

In connection with the preparation of our financial statements, income taxes are required to be estimated. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the balance sheet. The likelihood that deferred tax assets will be recovered from future taxable income is assessed and to the extent that recovery is not likely, a valuation allowance is established. To the extent a valuation allowance is established or an increase in the allowance is recorded in a period, a tax expense is provided in the statement of operations. Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. A valuation allowance of approximately $6.7 million was recorded as of June 30, 2006, due to uncertainties related to utilizing some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, it may be necessary to establish an additional valuation allowance which could materially impact the Company’s financial position and results of operations. The net deferred tax asset as of June 30, 2006 was zero, net of the valuation allowance.

RESULTS OF OPERATIONS:

Comparison of Year Ended June 30, 2006 to Year Ended June 30, 2005

Revenues

Revenues increased $116 million, or 87%, to $249.5 million for the year ended June 30, 2006 from $133.6 million for the year ended June 30, 2005. This increase was principally due to the acquisitions of Shank Services and H & W and higher fuel prices, which averaged 55 cents per gallon higher in the year ended June 30, 2006, when compared to June 30, 2005. We sold 94.7 million gallons of fuel during the year ended June 30, 2006, compared to 66.4 million gallons during the prior year representing an increase of 28.3 million gallons or 43%. The results for the year ended June 30, 2006 includes revenues of $61.3 million and gallons sold of 23.1 million from Shank Services acquired in February 2005, and revenues of $47.6 million and gallons sold of 16.8 million from H & W which was acquired in October 2005. The increase in fuel prices was directly attributable to the volatility of world fuel markets and uncertain Middle East economic and political conditions, including unprecedented escalation in crude oil prices and greater global fuel demand.

Gross Profit

Gross profit was $12.4 million for the year ended June 30, 2006 compared to $6.6 million for the year ended June 30, 2005, an increase of $5.8 million or 88%. This improvement resulted primarily from the acquisitions of Shank Services and H & W which accounted for most of the increase of 30.9 million gallons in net new business sold offset by a reduction of 2.6 million gallons resulting from the closure of certain operating locations. The overall average net margin per gallon was 14.9 cents and 12.1 cents for the years ended June 30, 2006 and 2005, an increase of 2.8 cents or 23%. The increase in gross profit is also the direct result of customer price increases and management’s diversification strategy associated with adjusting the sales mix of lubricant and chemical products sold and heavy haul services provided. There can be no assurance that the gross and net margin improvement trends will continue in the future or that margins will not decrease as a result of increased competitive, customer resistance to higher prices for our services and/or a reduction in emergency response services.

Selling, General and Administrative Expense

Selling, general and administrative expense were $13.3 million for the year ended June 30, 2006, compared to $6.1 million for the year ended June 30, 2005, an increase of $7.2 million. The acquisitions of Shank Services in February 2005 and H & W in October 2005 accounted for approximately $3.6 million of the increase. The remaining increase in selling, general and administrative expense is primarily attributable to $2.3 million incurred for corporate infrastructure and integration costs; $511,000 in stock-based compensation expense; an increase in bad debt expense of $472,000; and an increase in credit card fees of $242,000.

Interest Expense

Interest expense increased $2.1 million for the year ended June 30, 2006 compared to the year ended June 30, 2005 primarily as a result of the issuance of the September 2005 Notes and increased borrowings on our line of credit due to the H & W acquisition and our assuming $7.1 million of the H & W line of credit on October 1, 2005. In addition, on June 30, 2006 we wrote-off deferred debt costs and debt discount and recorded a pre-payment penalty totaling $537,000 related to the June 30, 2006 issuance of warrants to convert a portion of our August 2003 and January 2005 Notes. The components of interest expense are as follows (in thousands):

	Year Ended June 30,
	2006	2005
Stated Rate Interest Expense:
Line of credit	$870	$239
Long term debt	1,471	959
Other	75	18
Total stated rate interest expense	2,416	1,216

Non-Cash Interest Amortization:
Amortization of deferred debt costs	521	270
Amortization of debt discount	1,074	425
Other	14	—
Total amortization of interest expense	1,609	695

Total interest expense	$4,025	$1,911

Income Taxes

No income tax expense was recorded for the year ended June 30, 2006 or for the year ended June 30, 2005. The net operating loss carryforward at June 30, 2006 was $19.1 million which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.

Net Loss

The $4.9 million net loss for the year ended June 30, 2006, was $3.4 million higher than the $1.5 million net loss for the year ended June 30, 2005. During the year ended June 30, 2006, we incurred additional interest expense of $2.1 million and additional selling, general and administrative expenses of $7.1 million which were offset by an increase in gross profit of $5.8 million.

EBITDA - Non-GAAP Measure

Earnings before interest, taxes, depreciation, amortization and stock-based compensation expenses (“EBITDA”) was $1.8 million for the year ended June 30, 2006 compared to $2.3 million the year ended June 30, 2005, a decrease of $497,000 or 22%. The decrease was primarily due to the increase in net loss of $3.4 million offset by an increase in interest expense of $2.1 million, $511,000 in stock-based compensation expense and an increase of $288,000 in depreciation and amortization expense.

The components of EBITDA are as follows (in thousands):

	Year ended June 30,
	2006	2005

Net loss	$(4,878)	$(1,460)
Add back:
Interest expense, net of interest income	2,416	1,208
Non-cash interest expense	1,609	695
Stock-based compensation expense	511	—
Depreciation and amortization expense (*):
Cost of sales	1,667	1,467
Selling, general and administrative expenses	456	368
EBITDA	$1,781	$2,278

(*) The Year ended June 30, 2005, includes $461 of depreciation expense of excess equipment abandoned after fleet rerouting following the Shank Services acquisition and accelerated depreciation expense of computer software for changes in infrastructure technology.

Comparison of Year Ended June 30, 2005 to Year Ended June 30, 2004

Revenues

Revenues increased $44.5 million, or 50.0%, in the year ended June 30, 2005 compared to the year ended June 30, 2004. This increase was primarily due to: (1) the acquisition of Shank Services in February 2005; (2) higher average fuel price per gallon; and (3) greater number of gallons of fuel sold. Revenues were $133.6 million and $89.0 million for the year ended June 30, 2005 and 2004, respectively. The acquisition of Shank Services in February 2005 contributed $20.6 million of the increase in revenues, as well as an additional 9.0 million gallons of fuel sold. Not including the effect of the Shank Services acquisition, we sold fuel at a 35 cent per gallon higher average price which resulted in an approximately $18.8 million increase in revenues. The increase in fuel prices was directly attributable to the volatility of the world fuel market and economic conditions, including higher crude oil prices, greater global fuel demand and refiner fuel supply limitations. Not including the gallons from the Shank Services acquisition, we sold 2.8 million more gallons of fuel in the current year representing a 5.2% increase in net new business. Not including the gallons from the Shank Services acquisition, we sold 57.4 million gallons of fuel in the current year compared to 54.6 million gallons sold in the prior year accounting for approximately $5.7 million additional revenues.

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

Selling, General and Administrative Expense

Selling, general and administrative expense were $6.1 million for the year ended June 30, 2005 compared to $4.4 million for the year ended June 30, 2004, an increase of $1.7 million or 38.6%. The acquisition of Shank Services in February 2005 caused approximately $0.7 million of the increase. In addition, credit card fees increased approximately $0.4 million due to a major customer’s switch to a credit card method of payment. We also incurred higher accounting and legal fees of approximately $0.2 million due to increased costs related to public company reporting requirements. Further, $0.2 million of the increase was due to the write-down and acceleration of depreciation for the shortened useful lives of computer software.

Interest Expense

Interest expense increased $550,000 primarily as a result of the issuance of the September 2005 Notes for the year ended June 30, 2005, compared to the year ended June 30, 2004. The components of interest expense are as follows (in thousands):

	Year Ended June 30,
	2005	2004
Stated Rate Interest Expense:
Bank line of credit	$239	$246
Long term debt	959	623
Subordinated debt	—	20
Other	18	44
Total stated rate interest expense	1,216	933
Non-Cash Interest Amortization:
Amortization of deferred debt costs	270	187
Amortization of debt discount	425	241
Total amortization of interest expense	695	428
Total interest expense	$1,911	$1,361

Income Taxes

No income tax expense was recorded for the years ended June 30, 2005 and 2004. The net operating loss carryforward at June 30, 2005 was $15.1 million.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate debt outstanding to finance working requirements. This debt bears interest at the United States prime interest rate plus a fixed markup and is subject to change based upon interest rate changes in the United States. We do not currently use, and have not historically used, derivative instruments to hedge against such market interest rate risk. Increases or decreases in market interest rates could have a material impact on our financial condition, results of operations and cash flows. The interest on our $3.0 million September 2005 promissory note, $6.1 million January 2005 promissory notes and our August 2003 $6.925 promissory notes are fixed for the life of the notes at 10% per annum. The interest on our line of credit of up to $20,000,000 is variable and may increase or decrease with future changes in interest rates but interest rates are not the only factor which could affect interest expense on the line of credit. For example, interest expense on the line of credit for the year ended June 30, 2006 was $870,000, an increase of $631,000 over the prior year, due primarily to an increase in the average outstanding line of credit balance. If our line of credit average outstanding balance were $15.0 million, an increase of 1% in the variable interest rate would result in additional interest expense of $150,000 per annum.

Item 8.  Financial Statements and Supplementary Data

Our financial statements required by Form 10-K are attached following Part III of this report, commencing on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Information Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation and the material weakness described below, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined In Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Notwithstanding that the Company is not subject to Section 404 of the Sarbanes-Oxley Act of 2002, the Company is required to report a material weakness as defined in the Public Company Accounting Oversight Board’s Auditing Standard #2 in its public company filings. In connection with the audit for the year ended June 30, 2006, we and the independent auditors identified a material weakness. A material weakness as defined in the Public Company Accounting Oversight Board’s Auditing Standard #2 is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financials statements will not be prevented or detected on a timely basis.

Material weakness in internal control.

Our management identified significant deficiencies related to policies and procedures to ensure accurate and reliable interim and annual consolidated financial statements. Specifically, we lacked (i) sufficient personnel with the required technical accounting and SEC financial reporting experience relating to our business to enable us to maintain adequate controls over our financial reporting and processes which control deficiency resulted in our recording certain adjustments prior to the issuance of our audited consolidated financial statements for the year ended June 30, 2006; (ii) adequate segregation of duties among accounting personnel; (iii) sufficient review controls over account reconciliations, account analyses and operating procedures primarily in connection with acquired businesses; and (iv) policies and procedures requiring a detailed review on a timely basis of underlying information supporting amounts included in the annual and interim consolidated financial statements and disclosures. As a result of the aggregation of these significant deficiencies, the Company has concluded that a material weakness exists.

Remediation of Material Weakness in Internal Control over Financial Reporting.

We have engaged in substantial efforts in order to address the material weakness in our internal control over financial reporting and to improve the integrity of our reporting processes.

It is management’s objective to remediate the material weakness described above. The following describe the changes to our internal control over financial reporting prior and subsequent to June 30, 2006 that should materially affect our internal control over financial reporting:

•
We have significantly strengthened our management team, including the appointments of a new Vice President of Information Services Systems (April 2006); Divisional Controller (May 2006); Assistant Corporate Controller (May 2006); Vice President of Corporate Administration and Development (July 2006); Corporate Controller (September 2006); and several additional information technology, staff accounting and administrative personnel.

•
We have invested over $1.5 million during the calendar year 2006 in the development and implementation of a new fully integrated accounting and operations internal control and management information system. In connection with this project we found it necessary to terminate in August 2006 the third party implementer for its inability to meet deliverables timelines and budget commitments and to retain a more experienced and qualified replacement.

•	We have expanded our corporate infrastructure in order to upgrade and improve all internal accounting procedures and processes supporting our existing business and anticipated acquisitions.

•
We are currently implementing a program to develop and improve policies and procedures in connection with the operational performance of our internal finance and accounting processes and underlying information and reporting systems; establish greater organizational accountability and lines of responsibility and approval; and to better support our processes operations.

•
We have improved our organizational structure to help achieve the proper number of, and quality of our, accounting, finance and information technology functions, including the proper segregation of duties among accounting personnel.

•	We have refined our period-end financial reporting processes to improve the quality and timeliness of our financial information.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with its 2006 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with its 2006 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with its 2006 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with its 2006 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with its 2006 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART IV

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

10.4	Form of Convertible Subordinated Promissory Note filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended January 31, 2001 and incorporated by reference herein.

10.5	2001 Directors Stock Option Plan filed as Appendix A to the Company’s Proxy Statement for the Annual Meeting of Shareholders on December 9, 2004 and incorporated by reference herein.

10.6	Loan and Security Agreement with Congress Financial Corporation dated September 26, 2002 filed as Exhibit 99.1 to the Company’s Form 8-K dated September 30, 2002 and incorporated by reference herein.

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

10.28	Warrant Purchase Agreement dated June 30, 2006. Filed as Exhibit 10.1 to the Company’s Form 8-K dated June 30, 2006 and incorporated by reference herein.

10.29	Form of Stock Purchase Warrant. Filed as Exhibit 10.2 to the Company’s Form 8-K dated June 30, 2006 and incorporated by reference herein.

10.30
Sixth Amendment to Loan and Security Agreement by among Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated September 22, 2006 and effective March 31, 2006. Filed as Exhibit 10.1 to the Company’s Form 8-K dated September 26, 2006 and incorporated by reference herein.

10.31
Seventh Amendment to Loan and Security Agreement by among Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) effective September 22, 2006. Filed as Exhibit 10.2 to the Company’s Form 8-K dated September 26, 2006 and incorporated by reference herein.

10.32
Amendment to Warrant Purchase Agreement and Stock Purchase Warrant between Streicher Mobile Fueling, Inc. and the Purchasers dated September 28, 2006. Filed as Exhibit 10.1 to the Company’s Form 8-K dated September 28, 2006 and incorporated by reference herein.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP

*23.2	Consent of Grant Thornton LLP

*31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*Filed herewith

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

Dated: October 13, 2006	STREICHER MOBILE FUELING, INC.

	By:	/s/ Richard E. Gathright
Richard E. Gathright, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Richard E. Gathright	Chairman of the Board, Chief Executive Officer and President	October 13, 2006
Richard E. Gathright	(Principal Executive Officer)

By: /s/ Michael S. Shore	Chief Financial Officer and Senior Vice President	October 13, 2006
Michael S. Shore	(Principal Financial and Accounting Officer)

By: /s/ Wendell R. Beard	Director	October 13, 2006
Wendell R. Beard

By: /s/ Stephen R. Goldberg	Director	October 13, 2006
Steven R. Goldberg

By: /s/ Nat Moore	Director	October 13, 2006
Nat Moore

By: /s/ Larry S. Mulkey	Director	October 13, 2006
Larry S. Mulkey

By: /s/ C. Rodney O’Connor	Director	October 13, 2006
C. Rodney O’Connor

By: /s/ Robert S. Picow	Director	October 13, 2006
Robert S. Picow

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Streicher Mobile Fueling, Inc.

We have audited the accompanying consolidated balance sheets of Streicher Mobile Fueling, Inc. and subsidiaries as of June 30, 2006 and June 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of two years in the period ended June 30, 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Streicher Mobile Fueling, Inc. and subsidiaries as of June 30, 2006 and June 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” effective July 1, 2005.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida
October 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Streicher Mobile Fueling, Inc.:

We have audited the accompanying consolidated statement of operations, shareholders’ equity, and cash flows for the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Ft. Lauderdale, Florida
September 13, 2004
Certified Public Accountants

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
( in 000’s, except share and per share data)

	June 30, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,103	$4,108
Accounts receivable, less allowances of $1,252 and $1,806	24,345	14,129
Inventories, less reserve of $276	3,321	495
Prepaid expenses and other current assets	413	660
Total current assets	32,182	19,392

Property and equipment, net	11,739	9,555
Identifiable intangible assets, net	3,148	100
Goodwill	228	—
Deferred debt costs, net	749	991
Other assets	68	87

Total assets	$48,114	$30,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank line of credit payable	$15,612	$4,801
Accounts payable	10,367	5,540
Accrued expenses and other liabilities	2,787	1,805
Current portion of long-term debt	2,118	1,385
Total current liabilities	30,884	13,531

Long-term liabilities:
Promissory notes, net of unamortized debt discount of $1,652 and $2,056	10,993	9,584
Note payable	—	172
Capital lease obligation	25	—
Long-term debt, net	11,018	9,756
Other long-term liabilities	117	—
Deferred revenues	555	—

Total liabilities	42,574	23,287

Shareholders’ equity:
Common stock, par value $.01 per share; 50,000,000 shares authorized; 10,491,143 and 8,953,444 issued and outstanding at June 30, 2006 and 2005, respectively	105	90
Additional paid-in capital	19,890	16,325
Accumulated deficit	(14,455)	(9,577)
Total shareholders’ equity	5,540	6,838

Total liabilities and shareholders’ equity	$48,114	$30,125

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

STREICHER MOBILE FUELING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
  (in 000’s, except share and per share data)

	Year Ended June 30,
	2006	2005	2004

Petroleum product sales and service revenues	$220,235	$109,207	$67,663
Petroleum product taxes	29,306	24,356	21,447
Total revenues	249,541	133,563	89,110

Cost of petroleum product sales and service	207,826	102,619	63,365
Petroleum product taxes	29,306	24,356	21,447
Total cost of sales	237,132	126,975	84,812

Gross profit	12,409	6,588	4,298

Selling, general and administrative expenses	13,262	6,145	4,394
Gain on extinguishment of debt	—	—	757

Operating (loss) income	(853)	443	661

Interest expense	(4,025)	(1,911)	(1,361)
Interest and other income	—	8	2

Loss before income taxes	(4,878)	(1,460)	(698)

Income tax expense	—	—	—
Net loss	$(4,878)	$(1,460)	$(698)

Basic and diluted net loss per share	$(0.50)	$(0.19)	$(0.10)

Basic and diluted weighted average common shares outstanding	9,818,623	7,857,434	7,261,372

The accompanying notes to consolidated financial statements are an integral part of these consolidated statement of operations.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in 000’s except share data)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE at June 30, 2003	7,234,168	$72	$11,458	$(7,419)	$4,111

Net loss	—	—	—	(698)	(698)
Issuance of stock in lieu of debt	14,292	—	14	—	14
Exercise of warrants	69,500	1	68	—	69
Issuance of warrants	—	—	1,866	—	1,866
Cost associated with registration of shares	—	—	(14)	—	(14)

BALANCE at June 30, 2004	7,317,960	$73	$13,392	$(8,117)	$5,348

Net loss	—	—	—	(1,460)	(1,460)
Exercise of warrants and stock options	1,635,484	17	1,640	—	1,657
Issuance of warrants	—	—	1,293	—	1,293

BALANCE at June 30, 2005	8,953,444	$90	$16,325	$(9,577)	$6,838

Net loss	—	—	—	(4,878)	(4,878)
Exercise of warrants & stock options	1,537,699	15	2,469	—	2,484
Issuance of warrants	—	—	585	—	585
Stock-based compensation expense	—	—	511	—	511

BALANCE at June 30, 2006	10,491,143	$105	$19,890	$(14,455)	$5,540

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders’ equity.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in 000’s except supplemental disclosure)

	Year Ended June 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,878)	$(1,460)	$(698)
Adjustments to reconcile net loss to net Cash (used in) provided by operating activities:
Depreciation and amortization:
Cost of sales	1,667	1,467	1,130
Selling, general and administrative	456	368	190
Amortization of deferred debt cost	521	270	195
Amortization of debt discount	1,009	425	241
Stock- based compensation expense	511	—	—
Gain on extinguishment of debt	—	—	(757)
Other	79	—	—
Inventory reserve	172	—	—
Provision for allowance for doubtful accounts	404	(59)	(54)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in restricted cash	—	13	65
Increase in accounts receivable	(4,681)	(2,454)	(2,225)
Decrease (increase) in prepaid expenses and other assets	515	(268)	(6)
Decrease (increase) in inventories	567	(162)	(15)
Increase in accounts payable and other liabilities	914	3,152	1,196
Net cash (used in) provided by operating activities	(2,744)	1,292	(738)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	(1,798)	(6,436)	—
Purchases of property and equipment	(2,392)	(811)	(175)
Proceeds from disposal of equipment	7	28	112
Decrease note receivable from related party	—	—	52
Net cash used in investing activities	(4,183)	(7,219)	(11)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	3,000	6,100	6,925
Net proceeds from exercise of common stock options and warrants	2,484	1,656	55
Net borrowings (repayments) on line of credit payable	3,273	(118)	509
Payments of debt issuance costs	(279)	(311)	—
Capital lease payments	(134)	—	—
Repayments on subordinated promissory notes	—	—	(522)
Repayment of subordinated debt	—	—	(1,034)
Principal payments on long-term debt	—	—	(2,687)
Registration costs, issue of warrants	(20)	—	—
Repayment of note payable	(17)	—	—
Principal payment on promissory notes	(1,385)	—	—
Net cash provided by financing activities	6,922	7,327	3,246

NET (DECREASE) INCREASE CASH AND CASH EQUIVALENTS	(5)	1,400	2,497
CASH AND CASH EQUIVALENTS, beginning of year	4,108	2,708	211
CASH AND CASH EQUIVALENTS, end of year	$4,103	$4,108	$2,708

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in 000’s except supplemental disclosure)

(Continued)	Year Ended June 30
	2006	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,264	$876	$826

Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Year ended June 30, 2006:

The Company recorded unamortized debt discount of $605,000 related to the valuation of common stock warrants issued in connection with the September 2005 private placement of debt.

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

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          NATURE OF OPERATIONS

Streicher Mobile Fueling, Inc., a Florida corporation (the “Company”) was formed in 1996.

The Company provides commercial mobile and bulk fueling; integrated out-sourced fuel management; packaging, distribution and sale of lubricants and chemicals; transportation logistics and emergency response services. The Company’s fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles deliver diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems. A wide variety of specialized petroleum products, lubricants and chemicals are also distributed to refineries, manufacturers and other industrial customers. In addition, the Company’s fleet of special duty tractor-trailer units provides heavy and ultra-heavy haul transportation logistics services over short and long distances to customers requiring the movement of over-sized and/or over-weight equipment and heavy manufactured products. At June 30, 2006, the Company was conducting operations in Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

The Company has historically generated substantially all of its revenues from commercial mobile and bulk fueling and integrated out-sourced fuel management services. As a result of the Shank Services and H & W Petroleum Company, Inc. acquisitions, discussed below, the Company now generates revenues from packaging, distribution and sales of lubricants and chemicals and provides transportation logistic services in addition to commercial mobile and bulk fueling and fuel management services. Revenues are comprised primarily of delivery service charges; the related sale of diesel fuel, gasoline, lubricants and chemicals products and charges for transportation logistics services. Cost of sales is comprised primarily of the cost of fuel and lubricants and direct operating expenses. Included in both revenues and cost of sales are federal and state fuel taxes, which are collected by the Company from customers, when required, and then remitted to the appropriate taxing authorities or their collecting agent. The Company accounts for taxes collected from its customers that are assessed from government authorities on a gross basis if the Company bears risk of loss.

The Company’s commercial mobile fueling operations include the use of its patented proprietary electronic fuel tracking control system to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer’s location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. The Company makes a majority of the commercial mobile and bulk fueling service deliveries on workdays, Monday through Friday, to coincide with customers’ fuel service requirements. Thus, the number of workdays in any given month will impact the monthly financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset during the fiscal year by emergency mobile fueling services and fuel deliveries resulting from impending or actual severe meteorological or geological events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes.

On February 18, 2005, the Company acquired substantially all of the assets and business operations of Shank C&E Investments, L.L.C. (“Shank Services”) a Houston, Texas based provider of commercial fuel, petroleum lubricants distribution and sales and heavy haul transportation services. Shank Services, which conducts its operations in the Company’s subsidiary, SMF Services, Inc., generates revenues from the sale of commercial fuel, petroleum lubricants and heavy haul operations in the Houston, Dallas/Fort Worth, Austin and San Antonio markets in Texas. See Note (11) for additional information regarding the Shank Services acquisition.

On October 1, 2005, the Company acquired all of the stock of H & W Petroleum Company, Inc. (“H & W”), a Houston, Texas based marketer and distributor of lubricants, commercial fuels and petroleum products. Immediately prior to the consummation of this transaction, H & W acquired the operating assets of Harkrider Distributing Company, Incorporated (“Harkrider”), a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products, which was related to H & W through some common shareholder ownership (together with the acquisition of the shares of H & W., the “H & W Acquisition”). In addition to providing service to the greater Houston metropolitan area, the combined H & W and Harkrider operations also serve the Beaumont, Freeport, Longview, Lufkin, San Antonio, Waco and Waxahachie markets in Texas and the New Orleans market in Louisiana. See Note (11) for additional information regarding the H & W acquisition.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents in the accompanying consolidated balance sheets are $4,103,000 and $4,108,000 as of June 30, 2006 and 2005, respectively. The Company has cash deposited with a financial institution above the FDIC insurance coverage limit.

Accounts Receivable

Accounts receivable are due from customers within a broad range of industries and are generally unsecured. Additionally, accounts receivable includes refunds due from state and federal governments for petroleum product taxes which are not billable to certain customers yet have been paid to vendors by the Company. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. The Company provides for credit losses based on management's evaluation of collectibility including current and historical performance, credit worthiness and experience of each customer and from state and federal governments from whom refunds are expected.

A roll-forward of the activity in the allowance for doubtful accounts for the indicated periods is as follows (in thousands):

	June 30,
	2006	2005	2004

Balance - beginning of period	$1,806	$426	$530
Acquisitions	714	1,877	—
Increase (decrease) in provision for bad debts	404	(59)	(54)
Write-offs, net of recoveries	(1,672)	(438)	(50)

Balance - end of period	$1,252	$1,806	$426

The write-offs in the year ended June 30, 2006 of $1,672,000 relate primarily to receivables acquired as part of the Shank Services and H & W acquisitions that were fully reserved for at the time of acquisition and had no impact on the consolidated statement of operations.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories, consisting primarily of lubricants, chemicals, diesel fuel and gasoline, are stated at the lower of cost or market and include federal and state petroleum product taxes payable to vendors. Cost is determined using the first-in, first-out method. Inventories of $3,321,000 and $495,000 at June 30, 2006 and 2005 are net of $276,000 and $0, respectively, in reserves for slow moving inventory.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Ordinary maintenance and repairs are expensed as incurred. Improvements which significantly increase the value or useful life of property and equipment are capitalized. Property and equipment are depreciated or amortized using the straight-line method over the asset’s estimated useful lives. Leasehold improvements are depreciated over the lesser of the useful life of the assets or the lease term using the straight-line method. Depreciation expense was $1,820,000, $1,835,000 and $1,320,000 for the years ended June 30, 2006, 2005 and 2004, respectively. Property and equipment balances and the estimated useful lives were as follows at the indicated dates (in thousands):

	June 30,		Estimated Useful
	2006	2005	Life

Fuel trucks, tanks and vehicles	$17,877	$16,747	5 - 25 years
Machinery and equipment	1,078	443	3 - 5 years
Furniture and fixtures	433	274	5 - 10 years
Leasehold improvements	408	30	Lesser of lease term or useful life
Software	1,675	276	3 - 5 years
Land	67	67	—
	21,538	17,837
Less: Accumulated depreciation and amortization	(9,799)	(8,282)

Property and equipment, net	$11,739	$9,555

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs used in the development of internal use software. These costs include the costs associated with the implementation, coding and software configuration. In February 2005, the Company engaged a consulting firm to implement its new ERP system. At June 30, 2006 and 2005 the capitalized cost relating to internal use software is $1,675,000 and $276,000, respectively. In August 2006, the Company terminated the relationship with the consulting firm. The Company is evaluating with its new ERP implementer the remaining costs and time necessary to complete the implementation.

Advertising costs

The Company follows the provisions of Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs,” in accounting for advertising costs. Advertising costs are charged to expense as incurred and included in selling, general and administrative expenses.

Income Taxes

Income taxes are accounted for under the asset and liability method, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

The Company recognizes revenues at the time services are performed which is when petroleum and other products and services are delivered and the customer takes ownership and assumes risk of loss. Collections are reasonably assured at the time of delivery.

The Company accounts for petroleum product taxes collected from its customers that are assessed from government authorities, on a gross basis, in accordance with Emerging Issues Task Force 06-03 (“EITF Issue 06-03”) “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation”), if the Company bears risk of loss.

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

Deferred Debt Cost and Debt Discount

The Company is amortizing as interest expense its deferred debt costs and debt discount over the respective term of the debt issued under the effective interest method. Amounts related to the deferred debt costs and debt discount are as follows (in thousands):

	June 30, 2006	June 30, 2005
Deferred debt costs:
Cost	$1,605	$1,481
Less accumulated amortization	856	490
Net	749	991

Interest expense	521	270

Debt discount:
Cost	$3,010	$2,722
Less accumulated amortization	1,358	666
Net	1,652	2,056

Interest expense	1,009	425

At June 30, 2006, the Company wrote-off $155,000 in deferred debt costs and $317,000 in debt discount related to the June 30, 2006 issuance of warrants to convert a portion of the August 2003 and January 2005 Notes. See Note 9.

Net Loss Per Share

Net loss per share is determined by dividing net loss by the weighted average common shares outstanding during the year. Common stock equivalents, consisting of stock options and common stock warrants, in the amount of 3,079,217, 4,251,793 and 4,675,402 for the years ended June 30, 2006, 2005 and 2004, respectively, were antidilutive and were not included in the computation of net loss per share in those fiscal years.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended June 30,
	2006	2005	2004

Net loss	$(4,878)	$(1,460)	$(698)

Weighted average shares outstanding:
Basic and diluted	9,819	7,857	7,261

Net loss per common share - basic and diluted	$(0.50)	$(0.19)	$(0.10)

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset based on the projected net cash flows discounted at a rate commensurate with the risk of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

Identifiable Intangible Assets and Goodwill

In accordance with FAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists. As required by FAS 142, in the Company’s impairment test of goodwill, the Company compares the fair value of the applicable reporting unit to its carrying value.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with FAS 144 discussed above.

Asset Retirement Obligation

The Company accounts for asset retirement obligations in accordance with the provisions of FAS No. 143 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Retirement is defined as the other-than-temporary removal of a long-lived asset from service. The term encompasses sale, abandonment, recycling or disposal in some other manner. The Company has estimated an associated liability for the removal and clean-up of three underground fuel storage tanks and has estimated the remaining useful life of those tanks to be ten years.

Stock-Based Compensation

In December 2004, FAS No. 123R “Share-Based Payment”, (“FAS 123R”), a revision of FAS 123 was issued. In March 2005, the SEC issued Staff Bulletin No. 107 (FAB 107”) regarding its interpretation of FAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation granted to employees. The Company adopted FAS 123R on July 1, 2005 using the modified prospective method in which stock-based compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after July 1, 2005 and (b) based on the requirements of FAS 123R for all awards granted to employees prior to July 1, 2005 that remain unvested on July 1, 2005.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense for the year ended June 30, 2006 was $511,000, and is included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended June 30, 2006. The effect of this accounting change is reflected prospectively; therefore no stock-based compensation expense was recognized in the Company’s Consolidated Statement of Operations for the years ended June 30, 2005 and 2004. Supplemental disclosure, as if the change had been retroactively applied is as follows (dollars in thousands, except per share data):

	Year Ended June 30,
	2005	2004
Net loss, as reported	$(1,460)	$(698)

Stock-based employee compensation expense not included in reported net loss, net of tax	(107)	(194)

Net loss - pro forma	$(1,567)	$(892)

Basic and diluted net loss per share - as Reported	$(0.19)	$(0.10)
Basic and diluted net loss per share - Proforma	$(0.20)	$(0.12)

The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model that utilizes the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of the options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the rate for 10 year U.S. Treasury Bonds. The fair value of the stock options are expensed on a straight-line basis over the vesting period.

	Year Ended June 30,
	2006	2005	2004
Assumptions:
Risk free interest rate	5.2%	4.3%	3%
Dividend yield	0%	0%	0%
Expected volatility	108.1%	107.6%	100%
Expected life	7.9 years	8.6 years	10 years

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal year 2006 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity. The Company has reclassified its treatment of reporting for taxes on petroleum products that are sold to customers for which it does not bear risk of loss from a gross basis to a net basis. In fiscal year 2005 and 2004, revenues and cost of sales were reduced by $1.6 million and $887,000, respectively, to report these petroleum product taxes on a net basis.

Recent Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 190” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of FIN No. 48 on our financial condition and results of operations.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, FASB issued FASB Statement No. 157 “Fair Value Measurements” (“FAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. Under FAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, FAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of FAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FAS 157 will have on its consolidated financial position, results of operations or cash flows.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)           IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of June 30, 2006 and 2005 (in thousands):

	June 30, 2006			June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer relationships	$1,768	$121	$1,647	$100	$—	$100
Favorable leases	196	29	167	—	—	—
Trademarks	687	34	653	—	—	—
Supplier contracts	801	120	681	—	—	—
Total	$3,452	$304	$3,148	$100	$—	$100

Goodwill			$228			$—

Amortization expense is computed using the straight-line method over the useful lives of the assets, which range from four to fifteen years. Amortization expense for the five succeeding fiscal years and thereafter is as follows (in thousands):

Fiscal year:
2007	$381
2008	381
2009	371
2010	356
2011	208
Thereafter	1,451
$3,148

(4)	LINE OF CREDIT PAYABLE

The Company has a $20 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory. Interest is payable monthly (8.75% at June 30, 2006) and outstanding borrowings under the line are secured by substantially all of the Company assets other than its truck fleet and related equipment. The credit facility maturity was extended by mutual consent of the Company and the financial institution from September 25, 2006 to September 26, 2007. Although the line of credit expires on September 26, 2007, under EITF 95-22 it is classified as a current liability due to certain provisions in the agreement related to subjective acceleration clauses and due to an agreement requiring the Company to maintain a lockbox arrangement whereby cash deposits are automatically utilized to reduce amounts outstanding under the line of credit. The line of credit agreement was amended subsequent to June 30, 2006. See Note 16.

In February 2005, the Company and its bank line of credit lender amended the loan and security agreement for the credit facility in connection with the Company’s issuance of the 2005 Notes and the Shank Services acquisition. This amendment 1) lowered the requirements on the fixed charge covering ratio; 2) eliminated the effective net worth requirement except when availability is below $1.0 million; 3) extended the term to September 25, 2006; 4) reduced the unused line fee from .75% to .25% after September 25, 2005; and 5) if the Company terminates the line of credit after September 26, 2005, but prior to September 26, 2006, imposes a .50% fee.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective March 31, 2006, the Company and its line of credit lender amended the credit facility to, among other things, (1) add (a) an interest rate option based on the London interbank offered rate (LIBOR) and (b) exclude certain lease vehicles and equipment from the collateral, and (2) amend the capital expenditures covenant of the agreement.

As of June 30, 2006 and 2005, the Company had outstanding borrowings of $15.6 and $4.8 million, respectively, under its $20 million bank line of credit. Based on eligible receivables and inventories outstanding at June 30, 2006, the Company had $4.2 million of cash availability on the bank line of credit compared to $5.2 availability at June 30, 2005. The Company is in compliance with all financial covenants required by the loan and security agreement.

(5)           ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities include the following (in thousands):

	June 30,
	2006	2005
Accrued expenses	$736	$303
Compensation and benefits, including taxes	733	428
Taxes, other than income taxes	549	482
Interest	430	266
Other	339	326
	$2,787	$1,805

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)           LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,
	2006	2005
August 2003 promissory notes (the “August 2003 Notes”) (10% interest due semi-annually, December 31 and June 30); principal payments of $692,500 due beginning August 28, 2005, semi-annually on August 28 and February 28; balloon payment of $2,770,000 due at maturity on August 28, 2008; effective interest rate of 23.6% includes cost of warrants and other debt issue costs	$5,540	$6,925

January 2005 promissory notes (the “January 2005 Notes”) (10% interest due semi-annually, July 24 and January 24); principal payments of $610,000 due beginning January 24, 2007, semi-annually on January 24 and July 24; balloon payment of $2,440,000 due at maturity on January 24, 2010; effective interest rate of 19.7% includes cost of warrants and other debt issue costs	6,100	6,100

September 2005 promissory notes (the “September 2005 Notes) (10% interest due semi-annually, February 28 and August 31); principal payments of $300,000 due beginning August 31, 2007, semi-annually on August 31 and February 28; balloon payment of $1,200,000 due at maturity on August 31, 2010; effective interest rate of 19.9% includes cost of warrants and other debt issue costs	3,000	—

Various capital leases, interest rates range from 5.27% to 15.24%, monthly principal and interest payments, leases expire August 2006 to March 2008	148	—

Note Payable	—	172

Unamortized debt discount, net of amortization	(1,652)	(2,056)

Less: current portion	(2,118)	(1,385)

Long-term debt, net	$11,018	$9,756

Future principal payments on long-term debt are due as follows as of June 30, 2006 (in thousands):

Year Ended June 30,

2007	$2,118
2008	3,230
2009	4,590
2010	3,650
2011	1,200
Total	$14,788

September 2005 Promissory Notes

On September 1, 2005, the Company closed a $3.0 million private debt placement (the “September 2005 Notes”) with institutional and other accredited investors in order to fund the H & W acquisition discussed in Note 11, develop its operations and for other general working capital purposes. The Company issued $3.0 million in 10% five-year Senior Secured Notes that require six semi-annual payments commencing on August 31, 2007 and a 40% balloon payment on August 31, 2010. The September 2005 Notes are redeemable by the Company, in whole or in part, by payment of a percentage of the principal amount, together with accrued but unpaid interest, if any, as follows: September 1, 2005 - August 31, 2006, 102%; September 1, 2006 - August 31, 2007, 101%; and September 1, 2007 - August 31, 2010, 100%. The September 2005 Notes are secured by a first priority interest in the vehicles, equipment and other physical assets, other than inventory of H & W. The H & W inventory is subject to the first priority security interest held by the primary lender. In connection with the financing, the Company also issued four year warrants to purchase a total of 360,000 shares of the Company’s common stock at an exercise price of $2.28 per share, including customary redemption and registration rights. These warrants were valued at $605,000, using Black-Scholes option pricing model and recorded as an increase to additional paid in capital, and the imputed interest is being amortized into interest expense over the five-year life of the Notes. The Company incurred $20,000 in professional fees related to the registration of the warrants.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2005 Promissory Notes

On January 25, 2005, the Company closed an offering of $6.1 million five year 10% promissory notes (the “January 2005 Notes”) and four-year warrants to purchase 1,006,500 shares of the Company’s common stock at $1.60 to a limited group of institutions and other accredited investors in connection with the acquisition of the assets and business of Shank Services. The January 2005 Notes are secured by a first priority security interest in the Shank Services assets. The January 2005 Notes provide for (1) no principal payments until January 24, 2007; (2) six $610,000 semi-annual principal payments commencing on January 24, 2007 through July 24, 2009; (3) a balloon payment of $2,440,000 at maturity on January 24, 2010; and (4) semi-annual interest payments on July 24, and January 24, which commenced on July 24, 2005. The funding provided by the January 2005 Notes was used for the Shank Services acquisition (Note 11) and for other general corporate purposes. The net cash proceeds from the financing were $5.8 million, after payment of related fees and expenses, professional fees and other costs totaling $282,000. The total transaction costs were $471,000, inclusive of the $291,000 cash costs and non-cash broker commission warrants valued at $180,000, which are being amortized into interest expense over the five-year term of the notes.

August 2003 Promissory Notes

On August 29, 2003, the Company closed a $6.925 million offering to institutions and other accredited lenders consisting of five-year 10% promissory notes and five-year warrants to purchase a total 2,008,250 shares of the Company’s common stock at $1.00 per share (the “August 2003 Notes”). The August 2003 Notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The August 2003 Notes provide for (1) six $692,500 semi-annual principal payments which commenced on August 28, 2005 through February 28, 2008; (2) a balloon payment of $2,770,000 due at maturity on August 28, 2008; (3) semi-annual interest payments on June 30 and December 31 which commenced on December 31, 2003; and (4) the Company’s right to call after August 1, 2005 at 105% of par plus accrued but unpaid interest. The net cash proceeds from the financing was $2.8 million, after payment of related fees and expenses and repayment of all outstanding equipment and subordinated debt. The transaction costs related to these promissory notes included commissions, professional fees and other costs, totaling $824,000 and are being amortized over the five-year term of the notes.

Note Payable

In connection with the Shank Services acquisition on February 18, 2005, the Company issued a contingent two-year deferred payment promissory note due March 31, 2007, in the amount of $1,913,000. As of June 30, 2005, this contingent liability had been recorded under purchase accounting only to the extent of negative goodwill of $172,000 associated with the acquisition. The payment of the note was dependent on Shank Services meeting a specific target performance objective at December 31, 2005. This performance objective was not achieved and the note was allocated to the identifiable assets (intangible assets, property, plant and equipment) acquired. Additionally, the Company was obligated to pay the previous owner 50% of collections on receivables deemed ineligible at the time of acquisition. During fiscal year 2006, $17,000 was paid to the previous owner for collections on ineligible receivables.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

Unamortized debt discounts of $1,652,000 and $2,056,000 in 2006 and 2005, respectively, were recorded in connection with the August 2003, January 2005 and September 2005 Notes and are being amortized as interest expense over the respective term of the debt issued under the effective interest method. These are non-cash discounts related to the valuation of the common stock warrants issued to the note holders and the placement agent in the financing transactions that do not reduce the amount of principal cash repayments required to be made by the Company for the outstanding balance of $14,640,000 and $13,025,000 of the notes at June 30, 2006 and June 30, 2005, respectively. The common stock warrants were valued using the Black-Scholes option pricing model and recorded as an increase to additional paid in capital.

The Company’s debt agreements for its line of credit facility and for the August 2003 Notes, January and September 2005 Notes have covenants establishing certain financial requirements and operating restrictions. The Company’s failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate the Company’s debt repayment obligations under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements. A default under any of the debt agreements would have a material adverse effect on the Company’s liquidity and capital resources. The Company is in compliance with all covenants required by the debt agreements.

(7)           ASSET RETIREMENT OBLIGATIONS

On October 1, 2005, the Company recorded an asset retirement obligation which is classified as “Other long-term liabilities” associated with the acquisition of H & W. This asset retirement obligation relates to the removal of three underground fuel storage tanks and has a remaining useful life of ten years and is accounted for in accordance with FAS 143. A roll-forward of the activity in the Asset Retirement Obligation was as follows (in thousands):

June 30, 2006
Balance at beginning of year	$—
Additions - due to acquisition	103
Accretion expense	14
Balance at end of year	$117

(8) DEFERRED REVENUE

At June 30, 2006, deferred revenues of $555,000 were recorded and relate to a 5 year supplier contract that expires December 31, 2010. For the period ended June 30, 2006 the Company recognized $45,000 as an increase to gross profit. Pursuant to this contract the Company is obligated to certain purchase requirements each year. If the quantities stated in the contract are not purchased by the contract’s requirements, the Company may be obligated to refund the balance remaining in deferred revenue to the supplier. At June 30, 2006, no refund was due under the contract provisions.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)           WARRANTS AND UNDERWRITER’S OPTION

(a) Public Offering Warrants

The Company issued 1,150,000 common stock warrants in conjunction with its initial public offering in December 1996. Each warrant entitled the holder to purchase one share of common stock at a exercise price of $6.90 per share. In November 2004, the Company extended the expiration date of the warrants to December 11, 2005. On December 6, 2005, the Company extended the expiration date from December 11, 2005 to December 27, 2005. In addition, the Company lowered the exercise price of the warrants to $3.50 per share. Prior to the expiration date of December 27, 2005, 240 of these warrants were exercised for gross proceeds of $840. The remaining warrants expired unexercised on December 27, 2005 and are no longer outstanding. The offer and sale of the common stock underlying the warrants was registered with the Securities and Exchange Commission.

(b) Underwriter’s Option

In connection with the initial public offering the Company sold the underwriter an option to purchase up to 100,000 shares of common stock at $9.30 per share and warrants at an exercise price of $.19375 to purchase an additional 100,000 shares, at an exercise price of $9.30 per share. The underwriter's option was extended concurrent with the warrants and they expired unexercised on December 27, 2005.

(c) May 2003 Warrants

On May 20, 2003, the Company issued $235,500 of subordinated promissory notes to officers, directors and certain shareholders. The notes were due on November 19, 2003 and bore interest at an annual rate of 14%. The Company also issued non-detachable warrants to purchase 82,425 shares of common stock exercisable at $0.86 per share in connection with the notes. The Company repaid these notes in September 2003 with the proceeds of the August 2003 refinancing. As of June 30, 2006, 35,000 warrants were remaining to be exercised.

(d) August 2003 Warrants

As a result of the August 2003 refinancing, the Company raised $6.925 million and issued 2,008,250 five-year warrants to purchase the Company’s common stock at $1.00 per share. During the year ended June 30, 2006, 280,491 warrants were exercised for gross proceeds of $280,491. At June 30, 2006, 140,000 warrants were remaining to be exercised.

(e) January 2005 Warrants

On January 25, 2005, the Company raised $6.1 million and issued 1,006,500 four-year warrants to purchase the Company’s common stock at an exercise price of $1.60 per share. During the year ended June 30, 2006, 969,208 warrants were exercised for gross proceeds of $1,550,733. At June 30, 2006, 37,292 warrants were remaining to be exercised.

(f) September 2005 Warrants

On September 1, 2005, the Company raised $3.0 million and issued 360,000 four-year warrants to purchase the Company’s common stock at an exercise price of $2.28 per share. During the year ended June 30, 2006, 284,160 warrants were exercised for gross proceeds of $647,885. At June 30, 2006, 75,840 warrants were remaining to be exercised.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(g) June 2006 Warrants

On June 30, 2006, the Company issued 1,057,283 warrants, exercisable for 90 days, to certain note holders to purchase the Company’s common stock at an exercise price of $2.54 per share. The note holders have the option to exercise these warrants in consideration for the retirement of $2,620,000 of existing August 2003 and January 2005 notes. In addition, the Company agreed to pay 50% of the 5% call penalty or 2.5% penalty with warrants totaling 25,787, valued at $65,500. The Company accounted for these warrants in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” and EITF 98-05 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The issuance of the warrants created a modification to the notes specifically related to adding a conversion feature that did not previously exist under the original note thus substantially changing the instrument to have a non-cash conversion feature from the original note which substantially changes the debtor’s cash flow requirement. The warrants were issued at the closing market price and they are non-detachable. If the warrants are exercised they can only be settled by satisfaction of the Notes. The 25,787 warrants are accounted for as a liability with mark to market feature adjustments. On June 30, 2006, the Company wrote-off $317,000 and $155,000 of debt discount and deferred debt costs, respectively, to interest expense related to the notes at the time the notes were modified. In addition, the Company accrued $65,500 to interest expense for the pre-payment penalty. At June 30, 2006, the warrants were not exercised. The exercise period of the warrants was extended until November 30, 2006 in exchange for a corresponding extension of the suspension of the Company’s obligation to make principal payments until November 30, 2006.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)         STOCK OPTIONS

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

Under the 1996 Plan 500,000 shares of common stock are reserved for issuance upon exercise of options granted. Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options, with the amount reserved being increased each year by ten percent of the total shares subject to the 2000 Plan at the end of the previous calendar year. Options to purchase 0 shares of stock are outstanding under the 1996 Plan and options to purchase 204,710 shares of stock are available to be granted under the 2000 Plan. The Board of Directors has determined that no additional options will be granted under the 1996 Plan.

Options granted under the 1996 Plan and the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant. Options granted under the 1996 Plan and the 2000 Plan are not exercisable after the period or periods provided in the respective option agreements.

The following table summarizes the stock option transactions under the plans discussed above:

	1996 and 2000 Plans	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2003	987,452	$1.88

Granted	120,000	1.30
Cancelled	(22,500)	3.95
Exercised	—	—

Outstanding at June 30, 2004	1,084,952	1.77

Granted	235,000	1.66
Cancelled	(44,000)	1.58
Exercised	(69,800)	1.37

Outstanding at June 30, 2005	1,206,152	1.78	6.33	$479

Granted	408,500	2.94
Cancelled	(167,200)	2.34
Exercised	(3,600)	1.24

Outstanding at June 30, 2006	1,443,852	$2.05	6.14	$1,179

Exercisable	945,952	$1.81	4.63	$958

Available for future grant (2000 Plan only)	204,710

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of stock options granted during the year ended June 30, 2006, was $2.63. The total intrinsic value of options exercised during the year ended June 30, 2006 was $7,400. For the year ended June 30, 2006, 3,600 stock options were exercised and the Company received $4,464 in cash proceeds.

A summary of the status of the Company’s nonvested shares as of June 30, 2006, and changes during the year ended June 30, 2006, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2005	319,000	$1.51
Granted	408,500	2.63
Vested	(130,600)	1.79
Forfeited	(99,000)	2.14

Nonvested at June 30, 2006	497,900	$2.24

As of June 30, 2006, there was $809,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 3 years. The total fair value of shares vested during the year ended June 30, 2006 was $231,000.

The following table summarizes information about stock options outstanding under both plans as of June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ .94 to $1.90	1,018,900	5.60	1.45	834,500	1.45
$1.90 to $2.85	80,500	9.34	2.50	—	—
$2.85 to $3.80	305,952	7.48	3.38	72,952	3.67
$3.80 to $4.75	15,000	2.81	4.13	15,000	4.13
$5.70 to $6.65	4,000	2.98	6.56	4,000	6.56
$7.60 to $8.54	19,500	3.26	7.63	19,500	7.63
Totals	1,443,852			945,952

(b) Director Stock Options

The Company adopted effective as of May 2001 a separate stock option plan for non-employee members of the Company’s Board of Directors (the “Directors’ Plan”). The purpose of the Directors’ Plan is to provide an additional incentive to attract and retain qualified competent directors upon whose efforts and judgment are important to the Company’s success through the encouragement of the ownership of stock by such persons.

Under the Directors’ Plan, 350,000 shares of common stock are reserved for issuance upon the exercise of options granted. Each non-employee who serves as a member of the Company’s board of directors as of the effective date of the Directors’ Plan, and each non-employee who is elected or otherwise appointed as one of the Company’s directors thereafter, will receive a fully vested option to purchase 20,000 shares of stock. On the last day of each fiscal quarter while the Directors’ Plan is in effect, each non-employee director will receive an additional grant of an option to purchase 725 shares of stock, increased from 625 shares per quarter beginning March 31, 2006. Further, in accordance with the Directors’ Plan, additional options may be granted to non-employee directors from time to time. Options to purchase 289,950 shares of common stock are outstanding at June 30, 2006 under the Directors’ Plan and 60,050 shares of stock are available to be granted in the future.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options granted under the Directors Plan expire no later than ten years from the date of grant and are with limited exceptions exercisable as of the grant date. All outstanding options under the Directors Plan as of June 30, 2006 are vested.

The following table summarizes the stock option activity under the Directors’ Plan for the periods indicated:

	2001 Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2003	185,000	$1.51

Granted	34,375	1.41
Cancelled	—	—
Exercised	—	—

Outstanding at June 30, 2004	219,375	1.50

Granted	14,375	1.93
Cancelled	—	—
Exercised	—	—

Outstanding at June 30, 2005	233,750	1.52	6.78	$155

Granted	56,200	2.73
Cancelled	—	—
Exercised	—	—

Outstanding at June 30, 2006	289,950	$1.75	6.51	$253

Exercisable	289,950	$1.75	6.51	$253

Available for future grant	60,050

The weighted average grant date fair value of Directors’ stock options granted during the year ended June 30, 2006 was $2.39.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Directors’ stock options outstanding under the Plan as of June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.00 to $0.95	3,125	6.75	.92	3,125.92
$0.95 to $1.90	233,750	5.68	1.51	233,750	1.51
$1.90 to $2.85	55,575	9.45	2.58	55,575	2.58
$2.85 to $3.80	7,500	9.38	3.30	7,500	3.30
Totals	289,950			289,950

(11)  ACQUISITIONS

(a)	H & W Petroleum Company, Inc.

On October 1, 2005, the Company acquired all of the stock of H & W Petroleum Company, Inc. (“H & W”), a Houston, Texas based marketer and distributor of lubricants, commercial fuels and petroleum products. Immediately prior to the consummation of this transaction, H & W acquired the operating assets of Harkrider Distributing Company, Incorporated (“Harkrider”), a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products, which was related to H & W through some common shareholder ownership (together with the acquisition of the shares of H & W, the “H & W Acquisition”). In addition to providing service to the greater Houston metropolitan area, the combined H & W and Harkrider operations also serve the Dallas/Fort Worth, Freeport, Longview, Lufkin, San Antonio, Beaumont, Waco and Waxahachie markets in Texas, and the New Orleans market in Louisiana.

H & W provides lubricants and fueling services to over 3,800 customers, with its primary emphasis on those companies requiring large volumes of specialty industrial oils, motor and gear lubricants and greases subject to rigid technical and performance specifications. Harkrider, a division of H & W, has distributed solvents and specialty petroleum products to dry cleaners and industrial customers in the Houston, Beaumont and San Antonio areas, which trade name was established in 1946. Harkrider has over 800 customers in the respective Texas markets. Together, H & W and Harkrider operate a combined fleet of 52 specialized lubricant, fuel and chemical delivery “bobtail” trucks; oil  and  lubricant flatbed  and  box trucks; tanker transports; and related support equipment,  including approximately  200 storage tanks with over  1,200,000  gallons of  capacity. The  H & W and Harkrider operations currently employ approximately 86 personnel.

The purchase price of approximately $5.9 million, which includes the payments due upon collection of certain receivables totaling $1.964 million, was paid with a combination of cash, the assumption of specified liabilities and the issuance of two year 10% promissory notes totaling $2.463 million. The promissory notes are subject to an earn out provision based on the performance of H & W and Harkrider after the H & W acquisition. During the fourth quarter, the Company reallocated its preliminary purchase price estimates. To reflect the excess purchase price over the estimated fair value of the tangible net assets acquired, the purchase price allocation is summarized as follows (in thousands):

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash at closing	$82
Borrowings under line of credit	1,454
Acquisition costs — direct	654
Contingent earnout	2,463
Total purchase price		$4,653

Less: Fair value of identifiable assets acquired:
Cash	$392
Plant, property and equipment	1,767
Accounts receivable (Includes $250 from Harkrider)	5,961
Inventory	3,565
Other current assets	249
Fair value of identifiable assets acquired		$11,934

Plus: Fair value of liabilities assumed:
Line of credit payable (Includes $387 from Harkrider)	$7,086
Accounts payable and other liabilities	5,510
Capital lease obligations	282
Current portion of long-term debt	452
		$13,330

Less: Contingent earnout not achieved		$2,463

Excess of purchase price over fair value of net assets acquired to be allocated among intangible assets and goodwill		$3,586

The following is the allocation of the fair value of net assets acquired over cost (in thousands):

Amortizable intangible assets:
Customer relationships	$1,674
Supplier contracts	801
Trademarks	687
Favorable leases	196
Total amortizable intangible assets	$3,358

Goodwill	$228

The following unaudited pro forma condensed consolidated statements of operations have been prepared as if the H & W and Shank Services acquisitions had occurred on July 1, 2004 (in thousands, except per share data).

	Year ended June 30,
	2006	2005

Petroleum product, tax and service revenue	$266,820	$189,814
Cost of petroleum products tax and service	252,978	178,372
Gross Profit	$13,842	$11,442

Net loss	$(5,150)	$(1,988)

Basic and diluted net loss per share	$(0.52)	$(0.25)

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the H & W Acquisition been consummated as of those dates, nor is it intended to be a projection of future results.

(b) Shank Services

On February 18, 2005, the Company acquired substantially all of the assets and related business of Shank Services, a Houston, Texas-based provider of commercial fueling and heavy haul transportation services for a purchase price of approximately $8.3 million, which included a $1.9 million performance based contingency and $639,000 in acquisition costs. Cash paid at closing was $5.8 million. The Company did not assume any material Shank Services’ liabilities or debt. The $1.9 million performance based contingency was dependent on Shank Services meeting a specific target performance objective. Additionally, as part of the asset purchase agreement the Company was obligated to the previous owner for 50% of collections on receivables deemed ineligible at the time of acquisition. During fiscal year ended June 2006, the Company paid $17,000 to the previous owner for collections on ineligible receivable.

The purchase price of the acquisition at closing was less than the fair value of the assets acquired, which created negative goodwill of $172,000 at June 2005 and was recorded as a note payable. As required under FAS 141, “Business Combinations,” the negative goodwill has been offset against the contingent two-year deferred payment promissory note that was issued by the Company. The payment of the note was dependent on Shank Services achieving a specific performance objective through the fiscal year ended December 31, 2005 and would not be recorded as a liability by the Company until and unless the performance objective’s achievement was probable. The performance objective was not achieved as of December 31, 2005, and the remaining note payable balance of $155,000 was allocated to the fair value of identifiable assets acquired.

To reflect the excess estimated fair value of tangible net assets acquired, the purchase price and the purchase price allocation are summarized as follows (in thousands):

	June 30
	2006	2005
Cash at closing	$5,797	$5,797
Acquisition costs — direct	639	639
Contingent earnout	—	1,913
Total purchase price	$6,436	$8,349

Less: Fair value of identifiable assets acquired:
Plant, property and equipment	$2,855	$3,005
Accounts receivable	3,319	3,336
Inventory	150	150
Other current assets	17	17
Intangible assets	95	100
Fair value of identifiable assets acquired	$6,436	$6,608
Less:
Contingent earnout not achieved	$—	$1,913
Excess of cost over fair value of net assets acquired; negative goodwill, recorded as Note Payable on the Consolidated Balance Sheet	$—	$(172)

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)       SIGNIFICANT CUSTOMERS AND VENDORS

Revenues (excluding petroleum product taxes) from one significant customer, the United States Postal Service, totaled $15 million or 6.8%, $11.4 million or 10.4% and $9.5 million or 14%, of total petroleum product revenues in the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The Company’s current agreement with the United States Postal Service expires in August 2008. Two vendors provide the Company petroleum products each representing more than 10% of cost of sales under a noncontractual, at will business arrangement which can be terminated by either party at any time. During the fiscal years 2006, 2005 and 2004 these two vendors accounted for 27%, 44% and 34% of total cost of sales, respectively.

(13)       INCOME TAXES

The actual tax benefit of the Company for the years ended June 30, 2006, 2005 and 2004 differs from the statutory Federal tax rate of 34% due to the following (in thousands):

	Year Ended June 30,
	2006	2005	2004

Expected benefit (provision) for income taxes at the statutory Federal income tax rate of 34%	$1,659	$496	$237
Net operating loss carryforward adjustment	—	—	133
Change in tax rate	—	(12)	172
State income taxes, net of federal benefit	180	53	59
Other	104	34	14
Nondeductible expenses	(48)	(10)	(12)
Deferred tax valuation allowance	(1,895)	(561)	(603)
Benefit (provision) for income taxes	$—	$—	$—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their income tax bases, and operating loss carryforwards.

As a result of the Company’s acquisition of H & W, assets increased by $818,000, which is offset by a full valuation allowance.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences and net operating loss carryforwards that give rise to the significant portions of the deferred tax assets and liabilities at June 30, 2006 and 2005 are presented below (in thousands):

	June 30,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$7,574	$5,995
Asset basis adjustment for Section 357 gain	189	222
Reserves and allowances	360	—
Stock-based compensation expense	203	—
Accrued expenses and deferred income	412	131
Other	126	2

Total gross deferred tax assets	8,864	6,350

Less: valuation allowance	(6,740)	(4,027)

Total deferred tax assets	2,124	2,323

Deferred tax liabilities:
Property and equipment	(2,124)	(2,286)
Software development costs	—	(1)
Allowance for doubtful accounts	—	(6)
Deductible contingent payment	—	(30)

Total deferred tax liabilities	(2,124)	(2,323)
Net deferred tax assets	$—	—

Realization of deferred tax assets is dependent upon generating sufficient taxable income in future periods. FAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if, based on management’s analysis, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the information available, management has determined that a $6,740,000 and $4,027,000 valuation allowance at June 30, 2006 and 2005, respectively, is necessary to reduce the deferred tax assets to the amount that will likely be realized.

In 2006, the Internal Revenue Service audited the Company’s tax return for the tax year ended December 31, 2004 and adjusted the net operating loss claimed on the return by $103,000. Management agreed with the determination of the corrected amount. As a result of the audit adjustment, the NOL carryover acquired by the Company was subject to this change. There were no additional taxes assessed as a result of the tax audit.

As of June 30, 2006, the Company has Federal net operating loss carryforwards of approximately $19 million which will begin to expire in the year 2011. The acquired net operating loss of approximately $2 million from the stock acquisition of H & W is subject to the Internal Revenue Code Section 382 limitation related to ownership changes. Additionally, the Company has state net operating loss carryforwards which expire in varying years.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

Rent expense amounted to approximately $1,025,000, $594,000 and $480,000 for the years ended June 30, 2006, 2005 and 2004, respectively. The Company leases real property and equipment under operating leases that expire at various times through the year 2015. Certain leases contain escalative clauses. Future minimum lease payments under non-cancelable operating leases as of June 30, 2006 are (in thousands):

Year ended June 30,	Operating Lease Payments

2007	$1,101
2008	863
2009	840
2010	763
2011	568
Thereafter	331
$4,466

The Company is obligated to certain of the former owners of H & W Petroleum Company, Inc., of which one is currently an officer of the Company, under five operating leases covering property utilized for the division operating facilities, which expire September 30, 2010. Rent expense paid to the former owners was $197,020 for the year ended June 30, 2006.

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

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)	Employment Agreements

The Company entered into an employment agreement with Richard E. Gathright on October 26, 2000, pursuant to which Mr. Gathright serves as Chief Executive Officer and President of the Company. That agreement had a term of three years, commencing on October 26, 2000. On September 25, 2003, the Company and Mr. Gathright amended the terms of the agreement extending it from three to four years and increased his annual base salary to $323,000. On September 23, 2004, the Company and Mr. Gathright extended the term of the agreement until October 31, 2005. In March 2005, the agreement was amended and restated and further extended to February 28, 2006, and providing for automatic one year extensions thereafter unless either party gives notice of intent not to renew prior to such extension. As amended and restated, the agreement provides for a minimum annual base salary of $323,000, participation with other members of management, in a bonus program, whereby up to 10% of the Company’s pretax profits will be set aside for bonus payments, and the grant of 500,000 options to purchase shares of the Company’s Common Stock at a price of $1.50 per share. The agreement further provides that it may be terminated by the Company at any time and for any reason. If the agreement is terminated by the Company without cause, Mr. Gathright shall be due the greater of all base salary payable through the remaining term of the agreement or eighteen months base salary, subject to the limitations on severance payments imposed by the American Jobs Creation Act of 1986 and Section 409A of the Internal Revenue Code, which generally require that any such severance payments cannot begin until six months after the termination of the executive’s employment. In the event Mr. Gathright’s severance payments are so deferred, however, he will not be bound by the post-employment restrictions on non-competitive employment, provided, however, that the Company has the option of electing, at the time of termination, to pay Mr. Gathright an amount equal to his salary for such six month period in exchange for his being immediately bound by the non-competition covenant. If the agreement is terminated for cause, as defined, Mr. Gathright will not be entitled to the severance payments specified.

The Company has also entered into written employment agreements with certain other officers and employees. The agreements vary in length of term and may provide for severance payments upon termination without cause or for automatic renewal for successive periods unless notice of termination is given prior to a renewal period.

(d)	Absence of Written Agreements

Most of the Company's customers do not have written agreements with the Company and can terminate the Company's services at any time and for any reason. If the Company were to experience a high rate of terminations, the Company's business and financial performance could be adversely affected.

(e)	Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, after consulting with legal counsel, no litigation or claims exist that should have a material effect on the consolidated financial position or results of operations of the Company as of June 30, 2006.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)          RELATED PARTY

The Company paid in ordinary commercial terms $80,000, $78,000 and $71,500 for the years ended June 30, 2006, 2005 and 2004, respectively, to a provider of investor relations and public relations services whose Chief Executive Officer is a member of the Company’s Board of Directors.

The Company is obligated to certain of the former owners of H & W Petroleum Company, Inc. under five operating leases covering property utilized for the division operating facility, which expire September 30, 2010. These leases were negotiated prior to the acquisition of H & W as an arms length transaction. One of the former owners of H & W was hired after the acquisition and is currently an officer of the Company.

(16)         SUBSEQUENT EVENTS

Seventh Amendment to Credit Facility

On September 26, 2006, the Company and its primary lender entered into the Seventh Amendment to its credit facility, effective September 22, 2006, that increased the maximum amount for revolving loans from $20 million to $25 million and modified the covenant in the agreement which limits the Company’s loans and advances to other persons to permit loans to customers for their purchases of Chevron Texaco equipment.

401(k)

Effective October 1, 2006, The Company is implementing a 401(k) Plan through a third party administrator, that is being offered to all eligible employees who work at least 1,000 hours per year. The Plan Year will be on a calendar year basis and there will be no employer match.

Legal Proceedings

On October 10, 2006, the Company filed a civil complaint (the “Complaint”) in Broward County, Florida Circuit Court against Financial Accounting Solutions Group, Inc., (“FAS”), Kramer Professional Staffing, Inc., (“KPS”), and Mitchell Kramer, an officer, director, shareholder and control person of FAS and KPS (“Kramer”). The Complaint alleges that, in early 2005, Kramer, FAS and KPS (collectively, the “Defendants”) induced the Company to engage FAS to provide critical management consulting services with respect to (a) the implementation of certain Information Technology (“IT”) functions, including the integration of the Company’s IT system with those of its new subsidiaries, (b) the modernization and expansion of the Company’s accounting and business technology capabilities, and (c) ensuring compliance with public company accounting internal requirements and the Sarbanes-Oxley Act (the “IT Projects”). The Complaint further alleges that the Defendants made numerous misrepresentations to the Company concerning the experience, capabilities and background of FAS and FAS’ personnel, which misrepresentations were relied upon by the Company when it decided to hire FAS to undertake these tasks and subsequently to continue with the engagement. After persistent delays and failures to perform by FAS, the Company determined that FAS’ performance of the IT Projects was grossly inadequate and that FAS had violated various promises and agreements made by FAS, and the Company therefore terminated the engagement. The Complaint seeks damages from FAS for, among other things, its breach of its contractual obligations to the Company, failure to provide services in accordance with any reasonable standard of care within the IT industry, negligence, and unjust enrichment from inflated and fraudulent billing practices. The Complaint also seeks damages from all of the Defendants for negligent and fraudulent misrepresentations with respect to FAS’ experience, capabilities and background and seeks the return from FAS of an unspecified portion of the fees previously paid to FAS for the IT Projects.

(17)         QUARTERLY FINANCIAL DATA (unaudited)

The following tables contain selected unaudited consolidated statement of operations data for each quarter of the year ended June 30, 2006 and 2005 (in thousands, except per share amounts):

	Fiscal 2006 Quarter Ended
	September 30,	(1) December 31,	(2) March 31,	(2) June 30,

Total revenue	$52,796	$66,751	$59,436	$70,558
Gross profit	3,813	3,829	2,258	2,509
Selling, general and administrative	2,534	3,007	3,569	4,152
Operating income (loss)	1,279	822	(1,311)	(1,643)
Interest expense, net (3)	(675)	(964)	(905)	(1,481)
Net income (loss)	615	(142)	(2,216)	(3,135)

Net income (loss) per share:
Basic	$0.07	$(0.01)	$(0.23)	$(0.30)
Diluted	$0.06	$(0.01)	$(0.23)	$(0.30)

Weighted average shares outstanding:
Basic	9,339	9,776	9,814	10,350
Diluted	10,197	9,776	9.814	10,350

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal 2005 Quarter Ended
	September 30,	December 31,	March 31,	(4) June 30,

Total revenue	$28,705	$29,445	$32,735	$42,678
Gross profit	1,800	1,444	1,042	2,302
Selling, general and administrative	1,123	1,232	1,872	1,918
Operating income (loss)	677	212	(830)	384
Interest expense, net	(382)	(393)	(519)	(609)
Net income (loss)	295	(181)	(1,349)	(225)

Net income (loss) per share:
Basic	$0.04	$(0.02)	$(0.17)	$(0.03)
Diluted	$0.04	$(0.02)	$(0.17)	$(0.03)

Weighted average shares outstanding:
Basic	7,332	7,436	7,813	8,859
Diluted	7,870	7,436	7,813	8,859

(1)	The Company acquired H & W Petroleum on October 1, 2005.

(2)
The Company incurred a net loss of $2,216,000 and $3,135,000 for the quarters ended March 31, 2006 and June 30, 2006, respectively, primarily due to increased selling, general and administrative costs and interest expense associated with the H & W acquisition, corporate infrastructure development and relocation and integration costs.

(3)
The Company recorded additional non-cash interest expense of $537,000 during the quarter ended June 30, 2006 associated with the write-off of deferred debt costs, debt discount and a prepayment penalty related to the June 30, 2006 issuance of warrants to convert a portion of the August 2003 and January 2005 Notes.

(4)
The Company acquired Shank Services on February 18, 2005. During the quarter ended March 31, 2005, the Company incurred a net loss of $1,349,000 primarily due to increased period costs of $291,000 related to operations expenses for payroll, running fuel, repairs and maintenance; additional depreciation expense of $297,000 associated with the write-down of abandoned equipment; increased sales and marketing expenses of $125,000; increased depreciation for accounting and information systems of $164,000; and higher interest expense of $182,000 primarily related to the January 2005 Notes.