Form 10-Q
period 2006-09-30
STREICHER MOBILE FUELING INC
filed 2006-11-14
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒.

As of November10, 2006 there were 10,526,143 shares of the registrant’s common stock outstanding.

STREICHER MOBILE FUELING, INC.

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND JUNE 30, 2006
( in 000’s, except share and per share data)

ASSETS	September 30,	June 30,
	2006	2006
	(unaudited)
Current assets:
Cash and cash equivalents	$513	$4,103
Accounts receivable, less allowances of $1,238 and $1,252, respectively	23,998	24,345
Inventories, less slow moving reserves of $276 at September 30, 2006 and June 30, 2006	3,009	3,321
Prepaid expenses and other current assets	214	413
Total current assets	27,734	32,182

Property and equipment, net	11,304	11,739
Identifiable intangible assets, net	3,056	3,148
Goodwill	228	228
Deferred debt costs, net	699	749
Other assets	71	68
Total assets	$43,092	$48,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$13,624	$15,612
Accounts payable	9,102	10,367
Accrued expenses and other liabilities	1,799	2,787
Current portion of long-term debt	2,970	2,118
Total current liabilities	27,495	30,884

Long-term liabilities:
Promissory notes, net of unamortized debt discount of $1,502 and $1,652, respectively	9,781	10,993
Capital lease obligations	40	25
Long-term debt, net	9,821	11,018
Other long-term liabilities	118	117
Deferred revenue	537	555
Total liabilities	37,971	42,574

Shareholders’ equity:
Common stock, par value $.01 per share; 50,000,000 shares authorized; 10,508,643 and 10,491,143 issued and outstanding at September 30, 2006 and June 30, 2006, respectively	105	105
Additional paid-in capital	19,933	19,890
Accumulated deficit	(14,917)	(14,455)
Total shareholders’ equity	5,121	5,540
Total liabilities and shareholders’ equity	$43,092	$48,114

The accompanying notes to the condensed unaudited financial statements are an integral part of these consolidated balance sheets.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000’s, except per share data)

	Three Months Ended September 30,
	2006	2005

Petroleum product sales and service revenues	$58,981	$46,196
Petroleum product taxes	6,984	6,600
Total revenues	65,965	52,796

Cost of petroleum product sales and service	54,859	42,383
Petroleum product taxes	6,984	6,600
Total cost of sales	61,843	48,983

Gross profit	4,122	3,813

Selling, general and administrative expenses	3,650	2,534

Operating income	472	1,279

Interest expense	(949)	(675)
Other income	15	11

Income (loss) before income taxes	(462)	615

Income tax expense	—	—
Net income (loss)	$(462)	$615

Basic net income (loss) per share	$(0.04)	$0.07
Diluted net income (loss) per share	$(0.04)	$0.06

Basic weighted average common shares outstanding	10,496	9,339
Diluted weighted average common shares outstanding	10,496	10,198

The accompanying notes to the condensed unaudited financial statements are an integral part of these consolidated statements of operations.

STREICHER MOBILE FUELING, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)
	Three Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(462)	$615
Adjustments to reconcile net income (loss) to net:
Adjustments to reconcile net income (loss) by operating activities:
Depreciation and amortization:
Cost of sales	431	336
Sales, general, and administrative	223	66
Amortization of deferred debt costs	79	92
Amortization of debt discount	150	164
Stock based compensation expense	27	92
Gain on disposal of asset	—	(11)
Provision for allowance for doubtful accounts	32	200
Other	(9)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase (decrease) in accounts receivable	315	(8,497)
Increase in inventories, prepaid expenses, and other assets	508	200
(Decrease) increase in accounts payable and other liabilities	(2,261)	2,571
Net cash used in operating activities	(967)	(4,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(127)	(185)
Proceeds from disposal of property and equipment	—	40
Other	—	(2)
Net cash used in investing activities	(127)	(147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	—	3,000
Net (repayments) borrowings on line of credit payable	(1,988)	(1,448)
Proceeds from exercise of common stock warrants and options	16	1,155
Payments of debt issuance costs	(29)	(146)
Capital lease payments	(43)	—
Principal payment on promissory notes	(452)	(693)
Net cash (used in) provided by financing activities	(2,496)	1,868

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,590)	(2,451)
CASH AND CASH EQUIVALENTS, beginning of period	4,103	4,108
CASH AND CASH EQUIVALENTS, end of period	$513	$1,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-
Interest	$811	$380
Income taxes	$—	$—

Supplemental Cash Flow Information of Non-Cash Activities:

In the period ended September 30, 2006 and 2005, the Company recorded amortization of stock compensation expense of $27 and $92, respectively.

In the period ended September 30, 2005, the Company recorded unamortized debt discount of $605 related to the valuation of the common stock warrants issued in connection with its September 2005 issuance of private placement debt.

The accompanying notes to the condensed unaudited financial statements are an integral part of these consolidated statements of cash flows.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

Streicher Mobile Fueling, Inc., a Florida corporation (the “Company”) was formed in 1996.

The Company provides commercial mobile and bulk fueling; integrated out-sourced fuel management; packaging, distribution and sale of lubricants and chemicals; transportation logistics and emergency response services. The Company’s fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles deliver diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems. A wide variety of specialized petroleum products, lubricants and chemicals are also distributed to refineries, manufacturers and other industrial customers. In addition, the Company’s fleet of special duty tractor-trailer units provides heavy and ultra-heavy haul transportation logistics services over short and long distances to customers requiring the movement of over-sized and/or over-weight equipment and heavy manufactured products. At September 30, 2006, the Company was conducting operations in Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

The Company has historically generated substantially all of its revenues from commercial mobile and bulk fueling and integrated out-sourced fuel management services. As a result of the Shank Services and H & W Petroleum Company, Inc. acquisitions, discussed below, the Company now generates revenues from packaging, distribution and sales of lubricants and chemicals and provides transportation logistic services in addition to commercial mobile and bulk fueling and fuel management services. Revenues are comprised primarily of delivery service charges; the related sale of diesel fuel, gasoline, lubricants and chemicals products; and charges for transportation logistics services. Cost of sales is comprised primarily of the cost of fuel and lubricants and direct operating expenses. Included in both revenues and cost of sales are federal and state fuel taxes, which are collected by the Company from customers, when required, and then remitted to the appropriate taxing authorities or their collecting agent. The Company accounts for taxes collected from its customers that are assessed from government authorities on a gross basis if the Company bears risk of loss.

The Company’s commercial mobile fueling operations include the use of its patented proprietary electronic fuel tracking control system to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer’s location, allowing verification of the amount and type of fuel delivered and providing customers with customized fleet fuel data for management analysis and tax reporting. The Company makes a majority of the commercial mobile and bulk fueling service deliveries on workdays, Monday through Friday, to coincide with customers’ fuel service requirements. Thus, the number of workdays in any given month will impact the financial performance of the Company. In addition, a downturn in customer demand generally takes place on and/or in conjunction with national holidays, resulting in decreased volumes of fuel delivered. This downturn may be offset by emergency mobile fueling services and fuel deliveries resulting from impending or actual severe meteorological or geological events, including hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes.

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

On October 1, 2005, the Company acquired all of the stock of H & W Petroleum Company, Inc. (“H & W”), a Houston, Texas based marketer and distributor of lubricants, commercial fuels and petroleum products. Immediately prior to the closing of this transaction, H & W acquired the operating assets of Harkrider Distributing Company, Incorporated (“Harkrider”), a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products, that was related to H & W through some common shareholder ownership. In addition to providing service to the greater Houston metropolitan area, the combined H & W and Harkrider operations also serve the Beaumont, Freeport, Longview, Lufkin, San Antonio, Waco and Waxahachie markets in Texas and the New Orleans market in Louisiana.

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

The condensed unaudited consolidated financial statements included herein have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform to current period presentation. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending June 30, 2007. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

(3)	RECLASSIFICATIONS

Certain amounts have been reclassified to conform to current period presentation. These changes had no impact on previously reported results of operations or shareholders’ equity. The Company has reclassified its treatment of reporting for taxes on petroleum products that are sold to customers for which it does not bear risk of loss from a gross basis to a net basis. In the quarter ended September 30, 2005, revenues and cost of sales were reduced by $843,000 to report these petroleum product taxes on a net basis.

(4)	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 190” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of FIN No. 48 on our financial condition and results of operations.

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

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its financial position, results of operations, or cash flows.

(5)	CASH AND CASH EQUIVALENTS

On September 29, 2006, the Company paid down $2.0 million on its line of credit payable. Total cash and cash availability was $5.7 million and $8.3 million at September 30, 2006 and June 30, 2006, respectively, and was $7.0 million at November 9, 2006.

(6)	INVENTORIES

The inventory balance at September 30, 2006 related principally to the lubricants warehouse in Texas. Inventories, consisting primarily of lubricants, diesel fuel, and gasoline, are stated at the lower of cost or market and include federal and state fuel taxes payable to vendors. Cost is determined on a first-in, first-out basis. At September 30, 2006, $276,000 was reserved for slow moving inventory.

(7)	LINE OF CREDIT PAYABLE

The Company has a $25 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory. Interest is payable monthly (9.0% at September 30, 2006) and outstanding borrowings under the line are secured by substantially all of the Company assets other than its truck fleet and related equipment. The credit facility maturity was extended by mutual consent of the Company and the financial institution from September 25, 2006 to September 26, 2007. The Company endeavors to manage its cash and cash equivalents in a manner that minimizes interest expense under the line of credit.

On September 26, 2006, the Company and its primary lender entered into the Seventh Amendment to its credit facility, effective September 22, 2006, that increased the maximum amount for revolving loans from $20 million to $25 million and modified the covenant in the agreement which limits the Company’s loans and advances to other persons to permit loans to customers for their purchases of certain supplier equipment.

Effective March 31, 2006, the Company and its line of credit lender amended the credit facility to, among other things, (1) add (a) an interest rate option based on the London interbank offered rate (LIBOR) and (b) exclude certain lease vehicles and equipment from the collateral, and (2) amend the capital expenditures covenant of the agreement.

Concurrently with the October 1, 2005 H & W Acquisition, in order to finance the acquired accounts receivable and inventory, the Company and its line of credit lender amended the credit facility. Among other changes, the amendment (1) added H & W as a borrower; (2) provided financing for the acquired and ongoing accounts receivable and inventory resulting from the H & W Acquisition; (3) extended the term of the original loan and security agreement to September 26, 2007; (4) reduced the interest rate to prime plus 0.75% per annum; (5) eliminated the effective net worth covenant; and (6) lowered the fixed charge coverage ratio covenant to 1.0 to 1.0 and made such covenant effective only when there is less than $3 million available on the facility.

As of September 30, 2006 and 2005, the Company had outstanding borrowings of $13.6 and $15.6 million, respectively, under its line of credit. Based on eligible receivables and inventories outstanding at September 30, 2006, the Company had $5.2 million of cash availability on its line of credit, and was in compliance with all financial covenants required by the loan and security agreement.

(8)	OTHER LONG-TERM LIABILITIES

The Company accounts for asset retirement obligations in accordance with the provisions of FASB Statement No. 143, Liability Recognition - Asset Retirement Obligations with Indeterminate Settlement Dates. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Retirement is defined as the other-than-temporary-removal of a long-lived asset from service. The term encompasses sale, abandonment, recycling or disposal in some

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

other manner. The Company has estimated an associated liability for the removal and clean-up of three underground fuel storage tanks and has estimated the remaining useful life of those tanks to be ten years, with an estimated liability associated with the asset retirement obligation of the tanks to be $118,000 at September 30, 2006.

(9)	DEFERRED REVENUE

At September 30, 2006, deferred revenues of $537,000 were recorded which relate to a 5 year supplier contract that expires December 31, 2010. For the quarter ended September 30, 2006 the Company recognized $18,000 as an increase to gross profit. Pursuant to this contract the Company is obligated to certain purchase requirements each year. If the required quantities stated in the contract are not purchased, the Company may be obligated to refund a portion of the deferred revenue to the supplier. At September 30, 2006, no refund was due under the contract provisions.

(10)	NET INCOME (LOSS) PER SHARE

Net loss per share is determined by dividing net loss by the weighted average common shares outstanding during the year. Common stock equivalents, consisting of stock options and common stock warrants in the amount of 3,085,567 at prices ranging from $.86 to $7.63 per share for the period ending September 30, 2006, were antidilutive and were not included in the computation of net loss per share. For the period ended September 30, 2006, the Company had a net loss of $462,000 or $0.04 net loss per basic and diluted share.

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

At September 30, 2005 there were 3,926,525 shares of common stock equivalents outstanding consisting of employee, director and unrelated third party stock options and common stock warrants at prices ranging from $.86 to $9.49 per share. For the period ended September 30, 2005, 858,632 of these outstanding common stock equivalents were dilutive and were included in the computation of diluted net income per share.

For the period ended September 30, 2005, the Company earned net income of $615,000 or $0.07 and $0.06 net income basic and diluted shares, respectively.

(11)	STOCK-BASED COMPENSATION

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

Under the 1996 Plan 500,000 shares of common stock are reserved for issuance upon exercise of options granted. Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options, with the amount reserved being increased each year by ten percent of the total shares subject to the 2000 Plan at the end of the previous calendar year. Options to purchase 0 shares of stock are available to be granted under the 1996 Plan and options to purchase 185,210 shares of stock are available to be granted under the 2000 Plan. The Board of Directors has determined that no additional options will be granted under the 1996 Plan.

Options granted under the 1996 Plan and the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant. Options granted under the 1996 Plan and the 2000 Plan are not exercisable after the period or periods provided in the respective option agreements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Information concerning both the 1996 and 2000 employee stock option plans for the three months ending September 30, 2006 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average grant-date fair value	Aggregate Intrinsic Value
Outstanding June 30, 2006	1,443,852	$2.05	$1.86
Granted	32,000	$2.80	$2.57
Exercised	—	$—	$—
Terminated	(12,500)	$3.04	$2.62
Outstanding September 30, 2006	1,463,352	$2.05	$1.87	$3,005,548
Exercisable September 30, 2006	955,952	$1.82	$1.68	$1,740,547

The weighted average remaining contractual life for employee stock options outstanding and exercisable at September 30, 2006 is 5.95 years and 4.43 years, respectively. The weighted average remaining contractual life for 955,952 options vested or expected to vest in future periods at September 30, 2006 is 4.43 years with a weighted average exercise price of $1.82.

A summary of the status of the Company’s nonvested employee stock options as of September 30, 2006 is presented below:

	Shares	Weighted average grant-date fair value
Nonvested at June 30, 2006	497,900	$2.24
Granted	32,000	$2.57
Vested	(10,000)	$2.05
Forfeited	(12,500)	$2.62
Nonvested at September 30, 2006	507,400	$2.22

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

Under the Directors Plan, 350,000 shares of common stock are reserved for issuance upon the exercise of options granted. Each non-employee who serves as a member of the Company’s board of directors as of the effective date of the Directors Plan, and each non-employee who is elected or otherwise appointed as one of the Company’s directors thereafter, will receive a fully vested option to purchase 20,000 shares of stock. On the last day of each fiscal quarter while the Directors Plan is in effect, each non-employee director will receive an additional grant of an option to purchase 725 shares of stock. Further, in accordance with the Directors Plan, additional options may be granted to non-employee directors from time to time. Options to purchase 294,300 shares of common stock are outstanding at September 30, 2006 under the Directors Plan and 55,700 shares of stock are available to be granted in the future. The weighted average grant date fair-value of director options granted during the three months ended September 30, 2006 was $1.93.

Options granted under the Directors Plan expire no later than ten years from the date of grant and are with limited exceptions exercisable as of the grant date. All outstanding options as of September 30, 2006 are vested. The weighted average remaining contractual life for 294,300 outstanding and vested director stock options is 6.31 years with a weighted average exercise price of $1.76.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Information concerning the Director stock option plan for the three months ending September 30, 2006 is summarized as follows:

	Shares	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding June 30, 2006	289,950	$1.75
Granted	4,350	$2.16
Exercised	—	$—
Terminated	—	$—
Outstanding September 30, 2006	294,300	$1.76	$517,649
Exercisable September 30, 2006	294,300	$1.76	$517,649

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation granted to employees. The Company adopted SFAS 123R on July 1, 2005 using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after July 1, 2005 and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to July 1, 2005 that remain unvested on July 1, 2005. The amortization of stock compensation expense for the three months ended September 30, 2006 and 2005 was $27,000 and $92,000, respectively, and is included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statement of Operations. As a result of adopting SFAS 123R, there was an increase in net loss and basic net loss per share for the three months ended September 30, 2006 of $27,000 and $0.00, respectively, and there was a reduction of net income and basic net income per share for the same period a year ago of $92,000 and $0.01, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the above table. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the rate for U.S. Treasury bonds. As of September 30, 2006 there was $833,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The total unrecognized compensation cost will be expensed over the weighted average of 1.7 years. The fair value of the stock options is expensed on a uniform straight-line basis over the vesting period.

	Three Months Ended September 30,
	2006	2005
Assumptions:
Risk free interest rate	4.6%	4.3%
Dividend yield	0%	0%
Expected volatility	107.42%	110%
Expected life	7.9 years	7.8 years
Forfeiture rate	17.89%	17.66%

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(12)	LONG TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2006	June 30, 2006
September 2005 promissory notes (the “September 2005 Notes) (10% interest due semi-annually, February 28 and August 31); principal payments of $300,000 due beginning August 31, 2007, semi-annually on August 31 and February 28; balloon payment of $1,200,000 due at maturity on August 31, 2010; effective interest rate of 19.9% includes cost of warrants and other debt issue costs	3,000	3,000

January 2005 promissory notes (the “January 2005 Notes”) (10% interest due semi-annually, July 24 and January 24); principal payments of $610,000 due beginning January 24, 2007, semi-annually on January 24 and July 24; balloon payment of $2,440,000 due at maturity on January 24, 2010; effective interest rate of 18.4% includes cost of warrants and other debt issue costs	6,100	6,100

August 2003 promissory notes (the “August 2003 Notes”) (10% interest due semi-annually, December 31 and June 30); principal payments of $692,500 due beginning August 28, 2005, semi-annually on August 28 and February 28; balloon payment of $2,770,000 due at maturity on August 28, 2008; effective interest rate of 18.4% includes cost of warrants and other debt issue costs	5,088	5,540

Various capital leases, interest rates range from 5.27% to 15.24%, monthly principal and interest payments, leases expire August 2006 to March 2008	105	148

Unamortized debt discount, net of amortization	(1,502)	(1,652)

Less: current portion	(2,970)	(2,118)

Long-term debt, net	$9,821	$11,018

September 2005 Promissory Notes

On September 1, 2005, the Company closed a $3.0 million private debt placement (the “September 2005 Notes”) with institutional and other accredited investors in order to fund the H & W acquisition discussed in Note 14, develop its operations and for other general working capital purposes. The Company issued $3.0 million in 10% five-year Senior Secured Notes that require six semi-annual payments commencing on August 31, 2007 and a 40% balloon payment on August 31, 2010. The September 2005 Notes are redeemable by the Company, in whole or in part, by payment of a percentage of the principal amount, together with accrued but unpaid interest, if any, as follows: September 1, 2005 - August 31, 2006, 102%; September 1, 2006 - August 31, 2007, 101%; and September 1, 2007 - August 31, 2010, 100%. The September 2005 Notes are secured by a first priority interest in the vehicles, equipment and other physical assets, other than inventory of H & W. The H & W inventory is subject to the first priority security interest held by the primary lender. In connection with the financing, the Company also issued four year warrants to purchase a total of 360,000 shares of the Company’s common stock at an exercise price of $2.28 per share, including customary redemption and registration rights. These warrants were valued at $605,000, using Black-Scholes option pricing model and recorded as an increase to additional paid in capital, and the imputed interest is being amortized into interest expense over the five-year life of the Notes.

Warrants to Convert a Portion of August 2003 Notes and January 2005 Notes to Equity

On June 30, 2006, the Company issued 1,057,283 warrants, exercisable for 90 days, to certain note holders to purchase the Company’s common stock at an exercise price of $2.54 per share. The note holders have the option to exercise these warrants in consideration for the retirement of 2.6 million existing August 2003 and January 2005 notes. In addition, the Company agreed to pay 50% of the 5% call penalty or a 2.5% penalty with 25,787

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

warrants valued at $65,500. The issuance of the warrants created a modification to the notes by adding a conversion feature that did not previously exist under the original notes which substantially changed the instrument to have a non-cash conversion feature that was not in the original note, which substantially changed the debtor’s cash flow requirement. As a result of this modification, the effective interest rate of the January 2005 Notes and the August 2003 Notes changed from 19.7% and 23.6%, respectively, to 18.4%. The warrants were issued at the closing market price and are non-detachable. If the warrants are exercised they can only be settled by satisfaction of the notes. The 25,787 warrants are accounted for as a liability with mark to market feature adjustments. At September 30, 2006, the warrants were not exercised. The exercise period of the warrants was extended until November 30, 2006 in exchange for a corresponding extension of the suspension of the Company’s obligation to make principal payments until November 30, 2006. In addition, the Company recorded a mark-to-market adjustment related to the 2.5% penalty which reduced the $65,500 liability to approximately $56,500. The Company recorded a mark-to-market adjustment of $9,000. The closing price of the common stock at September 30, 2006 was $2.16 per share. The Company trades on the NASDAQ under the stock ticker symbol “FUEL.”

Other

Unamortized debt discounts of $1.5 million at September 30, 2006 and $1.7 million at June 30, 2006 were recorded in connection with the August 2003, January 2005 and September 2005 Notes and are being amortized as non-cash interest expense over the respective term of the debt issued under the effective interest method. These non-cash discounts relate to the valuation of the common stock warrants issued to the note holders and the placement agent in the financing transactions that do not reduce the amount of principal cash repayments required to be made by the Company for the outstanding balance of $14.2 million and $14.6 million of the notes at September 30, 2006 and June 30, 2006, respectively. The common stock warrants were valued using the Black-Scholes option pricing model and recorded as an increase to additional paid in capital.

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

(13)	SHAREHOLDERS’ EQUITY

For the three-month period ended September 30, 2006, shareholder’s equity increased by $43,000 due to the exercise of certain warrants and the amortization of stock based compensation which increase was offset by the net loss during the period of $462,000. The following reflects the change in shareholders equity for three-month period ended September 30, 2006 (in thousands):

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity

June 30, 2006	$105	$19,890	$(14,455)	$5,540

Exercise of options and warrants		16		16
Amortization of stock compensation expense		27		27
Net loss			(462)	(462)
September 30, 2006	$105	$19,933	$(14,917)	$5,121

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(14)	SHANK AND H & W PETROLEUM COMPANY, INC. ACQUISITIONS

Shank Services Acquisition and Related Financing

In its February 2005 acquisition of Shank Services, the Company acquired a fleet of 24 commercial fueling vehicles, including specialized fuel delivery, transport, oil and lubricant flatbed and tanker trucks and related support equipment; over 600 portable fuel and lubricant tanks with more than 500,000 gallons of capacity used by customers to store products provided by Shank Services; 15 heavy and ultra-heavy haul tractor-trailer units designed to transport heavy construction equipment and other over-sized and/or over weight loads weighing up to 250,000 pounds; a limited quantity of fuel and lubricant inventories; office and computer equipment and related specialized software technology; customer lists and agreements; certain other intangible assets; and outstanding customer accounts receivable. The Company did not assume any material Shank Services’ liabilities or debt. Shank Services employs approximately 80 personnel and continues to operate its business under the trade name Shank Services. The Company has integrated its pre-existing Houston and Dallas/Fort Worth commercial mobile and bulk fueling operations with those of Shank Services and H & W.

The purchase price of this acquisition was $6.4 million, including acquisition costs of $639,000, of which the Company paid $5.8 million in cash.

In January 2005, in anticipation of the February closing of the Shank Services acquisition, the Company completed a $6.1 million private placement to fund the acquisition, to develop its operations and for other general corporate purposes. See note 12 above.

Acquisition of H & W Petroleum and Related Financing

In its October 2005 purchase of all the common stock of H & W, the Company acquired H & W’s Houston-based business of marketing and distributing branded and non-branded lubricants, fuels and other petroleum products in Texas. Since H & W acquired the operating assets and limited inventory of Houston-based Harkrider Distributing Company, Incorporated (“Harkrider”) immediately prior to the purchase by the Company, Harkrider’s business of marketing and distributing dry cleaning solvents, chemicals and petroleum products became an operating division of H & W. H & W and Harkrider service the Houston, Beaumont, Dallas/Fort Worth, Freeport, Longview, Lufkin, San Antonio, Waco and Waxahachie markets in Texas, and the New Orleans market in Louisiana.

H & W provides lubricants and fueling services to over 3,800 customers, primarily servicing those companies requiring large volumes of specialty industrial oils, motor and gear lubricants and greases that must adhere to rigid technical and performance specifications. Harkrider distributes solvents and specialty petroleum products to dry cleaners and industrial customers and is one of the largest dry cleaning solvents distributors in those Texas markets with over 800 customers. H & W and Harkrider operate a combined fleet of 52 specialized lubricant, fuel and chemical delivery “bobtail” trucks; oil and lubricant flatbed and box trucks; tanker transports; and related support equipment, including approximately 200 storage tanks with over 1,200,000 gallons of capacity.

The H & W purchase price was approximately $5.9 million, including the payments due upon collection of certain receivables totaling $2.0 million and was paid with a combination of cash, the assumption of specified liabilities and the issuance of two year 10% promissory notes totaling $2.5 million. The promissory notes are subject to an earn out provision based on the performance of H & W and Harkrider.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma consolidated statement of operations has been prepared as if the acquisition of H & W occurred at July 1, 2005 (in thousands, expect per share data).

Three Months Ended September 30, 2005
Total revenues	$70,918
Total cost of sales and service	65,672

Gross profit	5,246

Net income	$343

Basic net income per share	$0.04
Diluted net income per share	$0.03

(15)	IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of September 30, 2006 and June 30, 2006 (in thousands):

	September 30, 2006			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer relationships	$1,768	$172	$1,596	$1,768	$121	$1,647
Favorable leases	196	34	162	196	29	167
Trademarks	687	51	636	687	34	653
Supplier contracts	801	139	662	801	120	681
Total	$3,452	$396	$3,056	$3,452	$304	$3,148

Goodwill			$228			$228

(16)	401(k)

Effective October 1, 2006, The Company is implementing a 401(k) Plan through a third party administrator that is being offered to all eligible employees who work at least 1,000 hours per year. The Plan Year will be on a calendar year basis and there will be no employer match.

(17)	LEGAL PROCEEDINGS

On October 10, 2006, the Company filed a civil complaint (the “Complaint”) in Broward County, Florida Circuit Court against Financial Accounting Solutions Group, Inc., (“FAS”), Kramer Professional Staffing, Inc., (“KPS”), and Mitchell Kramer, an officer, director, shareholder and control person of FAS and KPS (“Kramer”). The Complaint alleges that, in early 2005, Kramer, FAS and KPS (collectively, the “Defendants”) induced the Company to engage FAS to provide critical management consulting services with respect to (a) the implementation of certain Information Technology (“IT”) functions, including the integration of the Company’s IT system with those of its new subsidiaries, (b) the modernization and expansion of the Company’s accounting and business technology capabilities, and (c) ensuring compliance with public company accounting internal requirements and the Sarbanes-Oxley Act (the “IT Projects”). The Complaint further alleges that the Defendants made numerous misrepresentations to the Company concerning the experience, capabilities and background of FAS and FAS’ personnel, which misrepresentations were relied upon by the Company when it decided to hire FAS to undertake these tasks and subsequently to continue with the engagement. After persistent delays and failures to perform by FAS, the Company determined that FAS’ performance of the IT Projects was grossly inadequate and that FAS had violated various promises and agreements made by FAS, and the Company therefore terminated the engagement. The Complaint seeks damages from FAS for, among other things, its breach of its contractual

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

obligations to the Company, failure to provide services in accordance with any reasonable standard of care within the IT industry, negligence, and unjust enrichment from inflated and fraudulent billing practices. The Complaint also seeks damages from all of the Defendants for negligent and fraudulent misrepresentations with respect to FAS’ experience, capabilities and background and seeks the return from FAS of an unspecified portion of the fees previously paid to FAS for the IT Projects. FAS subsequently filed a countersuit in the same court seeking payment of additional fees allegedly due from the Company. The Company anticipates the dismissal of the countersuit and the inclusion of the FAS claims in the original suit as counterclaims.

ITEM 1A. RISK FACTORS

During the quarter ended September 30, 2006, there were no material changes in the Risk Factors applicable to our business from those reported in our Form 10-K for the year ended June 30, 2006.

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

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We caution readers of this report that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors discussed under the caption “Certain Factors Affecting Future Operating Results,” included in the Company’s filing on Form 10-K for the fiscal year ended June 30, 2006, and in this Form 10-Q, could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	the avoidance of future net losses

•	the avoidance of adverse consequences relating to our outstanding debt

•
our continuing ability to pay interest and principal on our line of credit; the $5.1 million of August 2003 Notes; the $6.1 million of January 2005 Notes; and the $3.0 million of September 2005 Notes; and to pay our accounts payable and other liabilities when due

•	our continuing ability to comply with financial covenants contained in our credit agreements

•	our continuing ability to obtain all necessary waivers of covenant violations, if any, in our debt agreements

•	our ability to retire or convert debt to equity

•	the avoidance of significant provisions for bad debt reserves on our accounts receivable

•	the continuing demand for our products and services at competitive prices and acceptable margins

•	the avoidance of negative customer reactions to new or existing marketing strategies

•	the avoidance of significant inventory reserves for slow moving products

•	our continuing ability to acquire sufficient trade credit from fuel and lubricants suppliers and other vendors

•	the successful completion of the process of integrating the Shank Services and H & W operations into our existing operations, and enhancing the profitability of the integrated businesses

•
our continuing ability to make acquisitions and diversify, including the availability of sufficient capital to finance additional businesses and to support the infrastructure requirements of a larger combined company

•	the successful completion of the implementation of our new information management system

•	the success in responding to competition from other providers of similar services

•	the impact of generally positive economic and market conditions

Overview

Our Business

We provide commercial mobile and bulk fueling; integrated out-sourced fuel management; packaging, distribution and sale of lubricants and chemicals; transportation logistics; and emergency response services. Our fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and providing fuel for emergency power generation systems; and distributes a wide variety of specialized petroleum products, lubricants and chemicals to refineries, manufacturers and other industrial customers. In addition, our fleet of special duty tractor-trailer units provides heavy and ultra-heavy haul transportation logistics services over short and long distances to customers requiring the movement of over-sized and/or over-weight equipment and heavy manufactured products. At September 30, 2006, we were conducting operations in Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

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

We provide commercial mobile and bulk fueling and other services at a competitive rate for those services plus the cost of products and procurement, generally based on market prices of fuels and lubricants. As a result, revenue levels for much of our operations are largely dependent on the upward or downward movement of petroleum product prices in each market and are not as significantly influenced by the revenues derived from the service component of our fuel and lubricant based business. Although fuel price volatility can affect customers’ demand for fuel and can also increase the fuel costs of operating our fleet of trucks and equipment, gross profit on sales is generally not directly affected by fuel price fluctuations since we pass on fuel price changes to customers and we charge customers for services on a per gallon basis at a targeted rate per hour. While there may be a short term correlation between customer resistance to paying higher service charges when fuel prices rise sharply, we believe that we market labor savings, fuel theft reduction and other benefits of our services which reduce or limit the overall cost of our customers’ fuel supplies. During our fiscal years ended June 30, 2006 and 2005 market prices for fuel reached unprecedented high levels. Our delivered volumes and revenues during the quarter ended September 30, 2006 increased primarily due to the addition of new accounts, market expansion and the acquisition of H & W.

Our business is highly competitive with numerous large and small distributors, jobbers and others offering services in the same markets in which we also provide services. We believe that these markets offer us opportunities for consolidation as customers increasingly demand one-stop shopping for their fueling and specialty lubricants requirements as well as assured supply deliveries, particularly to prevent business interruptions during emergencies, both of which we can provide. Competitors, many of which are family owned and operated, are frequently unable to provide the level of services required due to capital constraints, supplier credit limitations, out-dated technology and after-sale support services.

We believe that continuing opportunities exist to expand the services we provide, including commercial mobile and bulk fueling; integrated out-sourced fuel management; packaging, distribution and sale of lubricants; emergency response services; and transportation logistics. The growth of our petroleum related services would result in increased volumes of fuel and lubricants sold and delivered. Marketing and sales efforts are responsible for growing our business as well as customer retention, pricing, billing and specialized fuel utilization reporting. This growth is dependent upon a number of business and economic factors, including the success of our sales and marketing programs and other business strategies; consistent and acceptable margin business in new and existing markets; retention of qualified personnel to provide the level of service required by customers; generation of increasing cash flow from operating activities; sufficient debt or equity capital to meet our financing requirements; and favorable economic conditions in the transportation or petroleum industries, some of which factors are beyond our control.

Selected Comparative Financial Information for the Quarters Ended September 30 and June 30, 2006 and September 30, 2005

  (All amounts in thousands of dollars, except per share and volume data)

	Three-Month Periods Ended			Increase (decrease)
	(Unaudited)			September		June
	9/30/2006	9/30/2005	6/30/2006	$	%	$	%
Total revenues	65,965	52,796	70,558	13,169	25%	(4,593)	(7)%
Gross profit	4,122	3,813	2,509	309	8%	1,613	64%
Selling, general and administrative expenses	3,650	2,534	4,152	1,116	44%	(502)	(12)%
Operating income (loss)	472	1,279	(1,643)	(807)	(63)%	2,115	129%
Interest expense, net	(949)	(675)	(1,481)	274	41%	(532)	(36)%
Other income (expense)	15	11	(11)	4	36%	26	236%
Net income (loss)	(462)	615	(3,135)	(1,077)	(175)%	2,673	85%

EBITDA	1,168	1,784	(767)	(616)	(35)%	1,935	252%

Basic net income (loss) per share	(.04)	0.07	(0.30)
Diluted net income (loss) per share	(.04)	0.06	(0.30)

Basic weighted average shares outstanding	10,496	9,339	10,350
Diluted weighted average shares outstanding	10,496	10,198	10,350

Depreciation and amortization	654	402	651	252	63%	3	0%

Gallons sold (in thousands)	23,429	20,819	24,591	2,610	13%	(1,162)	(5)%

Net margin per gallon (in cents) [1]	19.4	19.9	12.4	(0.5)	(3)%	7.0	56%

[1]	Net margin per gallon equals gross profit plus cost of sales depreciation and amortization divided by number of gallons sold

Non-GAAP Measure Reconciliation - EBITDA Reconciliation Table

(All amounts in thousands of dollars)

	Three-Month Periods Ended			Increase (decrease)
	(Unaudited)			September		June
	9/30/2006	9/30/2005	6/30/2006	$	%	$	%
Net income (loss)	(462)	615	(3,135)	(1,077)	(175)%	2,673	85%
Add back:
Interest expense	949	675	1,486	274	41%	(537)	(36)%
Depreciation and amortization:
Cost of sales	431	336	537	95	28%	(106)	(20)%
Selling, general and administrative	223	66	114	157	238%	109	96%
Amortization of stock compensation expense	27	92	231	(65)	(71)%	(204)	(88)%
EBITDA	1,168	1,784	(767)	(616)	(35)%	1,935	252%

In the quarter ended September 30, 2006, revenues, gross profit, operating income and net income increased (decreased) over the same period in the prior year by $13.2 million, $309,000, $(807,000) and $(1.1 million), respectively. These changes primarily related to a lower net margin per gallon of 0.5 cents offset by a 13% increase in volume sold as discussed below. In addition, operating and selling, general and administrative expenses increased due to the acquisition of H & W completed on October 1, 2005 for the quarter ended September 30, 2006 compared to the same period in 2005. The decrease in EBITDA was primarily due to the increase in selling, general and administrative expenses of $1.1 million offset by higher gross profit of $309,000 and the add back of $187,000 in depreciation, amortization and stock compensation expense.

Gross profit in the current year quarter was $4.1 million, an increase of $1.6 million, or 64%, over the $2.5 million gross profit in the fourth quarter of the prior year. This increase was primarily due to improved net margins in all petroleum products and services we sell of approximately $1.1 million together with a reduction of approximately $240,000 in operating expenses included in the cost of petroleum product sales and service, a decrease in depreciation of approximately $106,000 and approximately $172,000 attributable to not providing any additional provision to the slow moving inventory reserve.

Commercial mobile and bulk fueling services business continues to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved. We increased gallons sold in the current year quarter by 2.6 million gallons to 23.4 million gallons, or 13%, from 20.8 million gallons in the prior year quarter primarily due to the acquisition of H & W.

For the quarter ended September 30, 2006, net margin per gallon decreased to 19.4 cents per gallon compared to 19.9 cents per gallon for the first quarter ending September 30, 2005. The decrease was the result of both lower fuel prices and a reduction in emergency response services since the severe hurricane activity experienced in 2005 did not reoccur during the 2006 hurricane season. In the current quarter net margin was 19.4 cents per gallon compared to 12.4 cents per gallon, an increase of 56% over the fourth quarter ending June 30, 2006. This increase was the result of an increase in higher net margin new business, together with overall higher net margins, including emergency response preparation for Hurricane Ernesto, and lower direct operating expenses. There can be no assurance that the higher net margin trend will continue in the future or that margins will not decrease as the result of increased competition or customer resistance to higher prices for our services and/or reduction in emergency response services.

Earnings before interest, taxes, depreciation and amortization, including amortization of stock compensation expense, “EBITDA”, a non-GAAP measure, decreased by $616,000 to $1.2 million for the current quarter compared to the prior year quarter of $1.8 million, a reduction of 35%. This decrease related primarily to a lower net margin per gallon of 0.5 cent resulting from less emergency response services than a year ago and higher selling, general and administrative expenses related to $653,000 of corporate infrastructure and ongoing integration costs and expenses acquired from H & W of $728,000. EBITDA in the current year quarter increased over the fourth quarter 2006 ended June 30, 2006 by $1.9 million primarily due to higher net margins, lower operating and selling, general and administrative expenses and emergency response preparation services related to Hurricane Ernesto.

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

We believe that pricing for commercial mobile fueling, bulk fueling and fuel management services, as well as for lubricants and chemicals, will continue to increase as price cutting declines by competitors attempting to offer similar services, and existing and new customers recognize that the quality services we provide result in net cost savings when compared to other refueling alternatives.

Our Acquisition and Diversification Strategy

We intend to acquire companies, assets or business operations which will compliment or offer diversified opportunities for us to grow in those markets where we have an established presence or that permit us to expand into new markets. We believe that carefully selected future acquisitions can provide us with valuable market share, volumes and margins. Such acquisitions can enhance operational and administrative efficiencies, by economies of scale and otherwise, that in turn has a material positive impact on our cash flow and earnings. Our strategic plan is to identify and evaluate suitable targets and negotiate acquisitions at fair prices and on reasonable business terms. While numerous factors will receive close consideration in determining the suitability of an acquisition, emphasis will be placed on market presence; growth potential of product and service lines; margin contribution; competition impact; customer loyalty and retention; management and other personnel commitment; integration efficiencies and controls; and transaction financing alternatives. An important objective is to achieve timely and cost-effective integration of all future acquisitions.

Our organic growth strategy is based on increasing market share in existing operating locations and geographically compatible areas through a concentrated market penetration and sales program aimed at offering a broader line of product services to both existing and prospective customers based on providing a value-added service initiative to what is generally perceived as a commodity business. The implementation of our new corporate infrastructure capability, including new ERP (Enterprise Resource Planning) operating systems technologies should enable us to reduce operating costs and administrative expenses; meet the compliance requirements of the Sarbanes-Oxley Act of 2002 when they become applicable to us; more efficiently integrate new acquisitions; consolidate financial management reporting and analysis functions; improve management controls; and facilitate a paperless environment from data capture to accounting. It will also provide a wide range of operating information to customers’ management on a virtual real time basis which is anticipated to further distinguish the level of our services from competitors. As we continue to emphasize our ability to serve more lubricants customers, we believe we will gain market share and recognition as the supplier of choice based on service dependability, technical knowledge and price acceptability.

Since the acquisition of Shank Services and H & W, the delays in implementing our ERP system have slowed the pace of acquisitions. It is our expectation that, with the anticipated completion of the implementation of the ERP system by our new IT vendor in the next several months, we will be in a position to make additional acquisitions consistent with our long term strategy.

Our Marketing and Customers

We market our commercial mobile and bulk fueling services and lubricant sales and distribution services to customers operating all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. While large fleet operators offer immediate market penetration on a regional basis, small fleet operators can be equally important customers since they can provide the geographic market density which optimizes delivery efficiency and minimizes cost. Once engaged to provide commercial mobile fueling services, we are usually the exclusive service provider for the fueling of a customer’s entire fleet or a particular location of vehicles and equipment in a market which is consistent with the other products and services we provide to our expanding customer base.

Our marketing efforts are focused on fleet operators within established service areas. Fleet size and type, fuel requirements, fueling logistics and credit worthiness are factors in identifying potential new customers for our services. Direct marketing is our primary method of developing new business. Referrals from existing customers and our personnel are also important sources of potential business. In addition, we are actively developing new service markets. A minimum level of business commitments in both volumes and margins is required prior to our entry into a new market. The ability to provide service to an existing customer in a new market and the prior identification of local new customers meeting our operating criteria are important considerations in a decision to enter a market.

We distribute diesel, gasoline, alternative fuels, lubricants, chemicals and other related products and services to approximately 4,000 customers. Although we have formal, length of service written contracts with certain larger customers, these types of agreements are not customary in our business and we do not have them with the majority of our customers. Most customers can terminate our services at any time and for any reason, and we can similarly discontinue service to any customer. We will discontinue service to a customer if changes in service conditions or other factors cause us not to meet our minimum level of volumes and margins, and we are unable to re-negotiate a satisfactory arrangement with the customer.

Capital Resources and Liquidity

At September 30, 2006 and June 30, 2006, we had a total of cash and cash availability on our line of credit of $5.7 million and $8.3 million. On September 26, 2006, we increased our line of credit from $20 to $25 million. Our line of credit facilitates financing the timing difference between petroleum product purchases payable generally in 10 days and collecting receivables from our customers generally in 30 to 45 days. We endeavor to manage our cash and cash equivalents in a manner that minimizes interest expense under the line of credit. As of November 9, 2006, our cash and cash availability was $7.0 million.

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

In January 2005, we raised $6.1 million from the issuance of five-year 10% promissory notes (the “January 2005 Notes”) and 1,006,500 four-year warrants to purchase our common stock at $1.60 per share. The funding provided by the January 2005 Notes was used for the Shank Services acquisition and for other general corporate purposes. The first principal payment of $610,000 will be due in January 2007 and is included in the current portion of long-term debt on our September 30, 2006 condensed consolidated balance sheet.

In August 2003, we raised $6.925 million from the issuance of five-year 10% promissory notes (the “August 2003 Notes”) and issued 2,008,250 five-year warrants to purchase our common stock at $1.00 per share. At September 30, 2006, the outstanding balance of these notes was $5.1 million.

The September 2005, January 2005 and August 2003 financings significantly strengthened our financial position, enabling us to achieve a stronger balance sheet. We believe that this stronger balance sheet has enhanced our business credibility with present and prospective customers, fuel suppliers, trade creditors, other lenders and the investment community, as well as our ability to compete more effectively. The increased interest burden associated with these financings, however, including the imputed non-cash interest charges resulting from our issuance of common stock purchase warrants in connection with those financings, has negatively affected our reported earnings since that time We are pursuing the conversion to equity or retirement of some or all of this debt in order to reduce recurring interest costs, although we will likely incur additional, non-cash write-offs of the related debt discount and deferred debt costs.

During the quarter ended September 30, 2006, we recorded an increase in shareholders’ equity of $43,000 for the value of the 17,500 warrants exercised in connection with the May 2003 private placement. Also, during the quarter ended September 30, 2006 warrants exercised resulted in cash proceeds of $16,000. We recorded compensation expense for options issued of $27,000 as required by FAS123R.

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

During the quarter ended September 30, 2006, our net cash used in operating activities was $967,000, compared to $4.2 million in the prior year, representing a change of $3.2 million. This change was a decrease in the accounts receivable of $8.8 million which relates to improved collections and the change in petroleum prices being not as significant as the same period a year ago which was offset by uses of cash to pay down accounts payable and other liabilities of $4.8 million, and the net results being lower by $1.1 million over the same period a year ago.

Our material financial commitments, other than fuel purchases, payroll and general expenses, primarily relate to maintaining our line of credit and servicing the September 2005 Notes, the January 2005 Notes and August 2003 Notes.

Our liquidity and ability to meet financial obligations is dependent on, among other things, the generation of cash flow from operating activities; obtaining or maintaining sufficient trade credit from vendors; complying with our debt covenants; and/or raising any required additional capital through the issuance of debt or equity securities or additional borrowings.

$25 Million Credit Facility

As of September 30, 2006, we had a $25 million credit facility with a national financial institution, which permits us to borrow up to 85% of the total amount of eligible accounts receivable. Interest is payable monthly (at an annual rate of prime plus 9.0% at September 30, 2006) and outstanding borrowings under the line of credit are secured by substantially all of our assets other than our truck fleet and related equipment. As of September 30, 2006, the maturity date of the line of credit is September 26, 2007.

As of September 30, 2006 and June 30, 2006, we had outstanding borrowings of $13.6 million and $15.6 million, respectively, under our line of credit. Based on eligible receivables outstanding at September 30, 2006, we had $5.2 million of cash availability on the line of credit, and we were in compliance with all financial covenants required by the loan and security agreement. At November 9, 2006, the outstanding balance in the line of credit was $9.9 million.

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

See the discussion in Note (12) - Long Term Debt in the Notes to the Condensed Unaudited Financial Statements.

Warrants to Convert a Portion of August 2003 Notes and January 2005 Notes to Equity

On June 30, 2006, we issued 1,057,283 warrants, exercisable for 90 days, to certain note holders to purchase our common stock at an exercise price of $2.54 per share. The note holders have the option to exercise these warrants in consideration for the retirement of $2,620,000 of existing August 2003 and January 2005 notes. In addition, we agreed to pay 50% of the 5% call penalty or a 2.5% penalty with warrants totaling 25,787, valued at $65,500. The issuance of the warrants created a modification to the notes by adding a conversion feature that did not previously exist under the original notes which substantially changed the instrument to have a non-cash conversion feature from the original note which substantially changes the debtor’s cash flow requirement. As a result of this modification, the effective interest rate of the January 2005 Notes and the August 2003 Notes changed from 19.7% and 23.6%, respectively, to 18.4%. The warrants were issued at the closing market price and are non-detachable. If the warrants are exercised they can only be settled by satisfaction of the notes. The 25,787 warrants are accounted for as a liability with mark to market feature adjustments. On June 30, 2006, we wrote-off $317,000 and $155,000 of debt discount and deferred debt costs, respectively, to interest expense related to the notes at the time the notes were modified. In addition, the Company recorded a mark-to-market adjustment related to the 2.5% penalty which reduced the $65,500 liability to approximately $56,500. At September 30, 2006, the warrants were not exercised. The recorded mark-to-market adjustment was $9,000. The exercise period of the warrants was extended until November 30, 2006 in exchange for a corresponding extension of the suspension of our obligation to make principal payments until November 30, 2006. The closing price of our common stock at September 30, 2006 was $2.16 per share.

Results of Operations

The following is a summary of selected condensed unaudited consolidated results of operations for the three-month periods ending September 30, 2006 and 2005 (in thousands):

	For the Three-Month Periods Ended September 30,
			Increase (decrease)
	2006	2005	$	%

Total revenues	$65,965	$52,796	$13,169	25%
Total cost of sales and services	61,843	48,983	12,860	26%
Gross profit	4,122	3,813	309	8%
Selling, general, and administrative
Expenses	3,650	2,534	1,116	44%
Interest expense	(949)	(675)	274	41%
Other income	15	11	4	36%
Net income (loss)	$(462)	$615	$(1,077)	(175)%
Gallons Sold	23,429	20,819	2,610	13%

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

Revenues

Revenues increased $13.2 million, or 25%, in the current quarter compared to the prior year quarter. We sold 23.4 million gallons of fuel and lubricants in the current quarter, compared to the 20.8 million gallons in the prior year quarter, a 2.6 million gallon, or 13%, increase in new business. The increase in revenues was primarily related to the acquisition of H & W and an average 11.0 cent per gallon higher market prices for fuel compared to a year ago offset by a reduction in emergency response services revenue from the prior year quarter when we provided emergency response services related to the four hurricanes that hit the Gulf Coast and Florida.

Gross Profit

Gross profit increased $309,000, or 8%, in the current quarter compared to the prior year quarter. This improvement resulted primarily from the increase of 2.6 million gallons related to the acquisition of H & W and overall higher commercial fueling margins which were offset by the reduction in emergency response services in connection with the four hurricanes that hit the Gulf Coast and Florida a year ago. Net margin per gallon was 19.4 cents for the current quarter compared to 19.9 cents for the prior year quarter, a 0.5 cent, or 3%, decrease in net margin per gallon. The 19.4 cents net margin per gallon in the current quarter was 7.0 cents per gallon, or 56%, higher than the fourth quarter ended June 30, 2006 net margin per gallon of 12.4 cents. The increase over the fourth quarter ended June 30, 2006 was related to the higher margins we achieved, including emergency response preparation services in anticipation of Hurricane Ernesto; lower direct operating expenses and depreciation; and not providing an additional provision to the slow moving inventory reserve. There can be no assurance that the higher net margin trend will continue in the future or that margins will not decrease as a result of increased competition or customer resistance to higher prices for the quality services we provide.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.1 million in the current quarter compared to the prior year quarter. This increase primarily resulted from the $728,000 of selling general and administrative expenses, including payroll, depreciation and rent, related to the H & W acquisition and $653,000 of corporate infrastructure and ongoing integration costs offset by a reduction in the provision for bad debts of $168,000.

Interest Expense

Total interest expense increased $274,000 in the current quarter compared to the prior year quarter. The increase in the line of credit interest expense is related to a higher average outstanding balance and an overall prime interest rate increase of 1.66% over a year ago. The components of interest expense were as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Stated Rate Interest Expense:
Line of credit	$338	$68
Long term debt	355	346
Other	27	5
Total stated rate interest expense	720	419

Non-Cash Interest Amortization:
Amortization of deferred debt costs	79	92
Amortization of debt discount	150	164
Total amortization of interest expense	229	256

Total interest expense	$949	$675

Income Taxes

We recorded no income tax expense for the current year quarter. The net operating loss carryforward at June 30, 2006 was $19.1 million.

Net Income (Loss)

The $1.1 million increase in the $462,000 net loss for the current quarter over the $615,000 net income for the prior year quarter was directly related to the $1.1 million increase in selling, general and administrative expenses and higher interest expense of $274,000 offset by the increase in gross profit of $309,000. Revenues for the prior year quarter do not include revenues from H & W which we acquired on October 1, 2005.

EBITDA

Earnings before interest, taxes, depreciation, and amortization and amortization of stock compensation expense (“EBITDA”), a non-GAAP measure, decreased $616,000 in the current quarter compared to the prior year quarter. The decrease in EBITDA was primarily due to the increase in selling, general, and administrative expenses of $1.1 million offset by higher gross profit of $309,000 and the add back of the $187,000 increase in depreciation, amortization and stock compensation expense. Components of EBITDA for the current and prior year quarters are as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Net income	$(462)	$615
Add back:
Interest expense	720	419
Non-cash interest expense	229	256
Depreciation and amortization expense:
Cost of sales	431	336
Selling, general and administrative	223	66
Amortization of stock compensation expense	27	92
EBITDA	$1,168	$1,784

Proforma EBITDA

The following is a reconciliation of proforma EBITDA, a non-GAAP measure:

	Quarter Ended
	9/30/2006	6/30/2006	Increase (Decrease)	Increase (Decrease)
EBITDA	1,168	(767)	1,935	252%
Add:
Corporate infrastructure and on-going integration costs	653	1,044	(391)	(37)%
Non-cash provisions for doubtful accounts and other	23	156	(133)	(85)%
Non-cash provision for slow moving inventory	—	172	(172)	(100)%
Proforma EBITDA	1,844	605	1,239	205%

This pro forma EBITDA information is intended to demonstrate the financial impact on our EBITDA of the corporate infrastructure and ongoing integration costs we incurred during the current quarter and the last quarter of the year ended June 30, 2006. These costs, which are required to be expensed under GAAP, are directly related to executing our business plan; were anticipated by management; and represent a commitment to our future growth, both organically and by selective acquisitions. While a portion of these costs may have been incurred absent infrastructure and integration considerations, they primarily support our long-term objective to enhance shareholder value by investing now to benefit future performance. The components of corporate infrastructure and ongoing integration costs include management and support personnel additions and retention, placement fees, information technology consulting, accounting support, acquisition strategies and analyses, facility leasing, legal assistance and integration travel and ancillary expenses.

Although proforma EBITDA is not a measure of financial performance under generally accepted accounting principles, we believe that the measure provides meaningful information relating to the use of resources in growing our business. We use proforma EBITDA as an internal measure and believe it is also utilized as a measure of performance by the investment community. It is not meant to be considered a substitute or replacement for Net Income as prepared in accordance with generally accepted accounting principles and should be distinguished from conventional EBITDA which is also a non-GAAP measure.

The following is a reconciliation of net loss before non-cash items and corporate infrastructure and ongoing integration costs to proforma EBITDA, both of which are non-GAAP measures:

	Quarter Ended
	9/30/06	6/30/06

Net loss	$(462)	$(3,135)

Non-Cash Items:
Depreciation - cost of sales	431	537
Depreciation and amortization - SG&A	223	114
Amortization of deferred debt cost	79	245
Amortization of debt discount	150	491
Stock-base compensation expense	27	231
Other non-cash expenses	(9)	80
Inventory reserve	—	172
Provision for allowance of doubtful accounts	32	156
Total non-cash items	933	2,026

Net income (loss) before non-cash items	471	(1,109)

Add: Corporate infrastructure and ongoing integration costs	653	1,044

Net income (loss) before non-cash items and corporate infrastructure and ongoing integration costs	1,124	(65)

Add: Stated rate interest expense (See interest expense table)	720	670
Proforma EBITDA	$1,844	$605

This reconciliation table reflects the significant impact that the non-cash items, corporate infrastructure and ongoing integration costs have in the determination of proforma EBITDA and is provided to demonstrate the material affect our financing, acquisition and corporate development programs had on the performance of our business during the quarters ended September 30, 2006 and June 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate debt outstanding to finance working requirements. This debt bears interest at the United States prime interest rate plus a fixed markup and is subject to change based upon interest rate changes in the United States. We do not currently use, and have not historically used, derivative instruments to hedge against such market interest rate risk. Increases or decreases in market interest rates could have a material impact on our financial condition, results of operations and cash flows. The interest on our $3.0 million September 2005 promissory note, $6.1 million January 2005 promissory notes and our $6.925 million August 2003 promissory notes are fixed for the life of the notes at 10% per annum. The interest on our line of credit of up to $25 million is variable and may increase or decrease with future changes in interest rates but interest rates are not the only factor which could affect interest expense on the line of credit. For example, interest expense on the line of credit for the period ended September 30, 2006 was $338,000, an increase of $270,000 over the same period in 2005, due primarily to an increase in the average outstanding line of credit balance and higher prime interest rate. If our line of credit average outstanding balance were $15.0 million, an increase of 1% in the variable interest rate would result in additional interest expense of $150,000 per annum.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report on Form 10-Q. Based upon this evaluation, and in light of the previously identified material weakness in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were not effective in alerting them in a timely manner to material information required to be included in our periodic filings. Notwithstanding such ineffectiveness, however, these officers and the Company believe that all necessary steps have been taken at the time of this filing to ensure the accuracy and completeness of the information contained in this report.

Internal Control over Financial Reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the audit of our financial statements for the year ended June 30, 2006, our management identified a number of significant deficiencies in our internal controls that, taken together, amounted to a material weakness in those internal controls. A material weakness as defined in the Public Company Accounting Oversight Board’s Auditing Standard #2 is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financials statements will not be prevented or detected on a timely basis.

Material weakness in internal control.

Our management identified significant deficiencies related to policies and procedures to ensure accurate and reliable interim and annual consolidated financial statements. Specifically, we lacked (i) sufficient personnel with the required technical accounting and SEC financial reporting experience relating to our business to enable us to maintain adequate controls over our financial reporting and processes which control deficiency resulted in our recording certain adjustments prior to the issuance of our audited consolidated financial statements for the year ended June 30, 2006; (ii) adequate segregation of duties among accounting personnel; (iii) sufficient review controls over account reconciliations, account analyses and operating procedures primarily in connection with acquired businesses; and (iv) policies and procedures requiring a detailed review on a timely basis of underlying information supporting amounts included in the annual and interim consolidated financial statements and disclosures. As a result of the aggregation of these significant deficiencies, we concluded that there was a material weakness in our internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting.

Prior to June 30, 2006, and during the first quarter of fiscal 2007, we implemented and continue to implement measures to address the material weakness in our internal control over financial reporting and to improve the integrity of our reporting processes.

It is management’s objective to remediate the material weakness described above. The following describe the measures we have undertaken to improve overall internal control over financial reporting prior and subsequent to June 30, 2006, and which should materially affect our internal control over financial reporting:

•
We have significantly strengthened our management team, including the appointments of a new Vice President of Information Services Systems (April 2006); Divisional Controller (May 2006); Assistant Corporate Controller (May 2006); Vice President of Corporate Administration and Development (July 2005); Corporate Controller (September 2006); and several additional information technology, staff accounting and administrative personnel.

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

•
We initiated a program to develop and improve policies and procedures in connection with the operational performance of our internal finance and accounting processes and underlying information and reporting systems; establish greater organizational accountability and lines of responsibility and approval; and to better support our processes operations.

•
We have improved our organizational structure to help achieve the proper number of, and quality of our, accounting, finance and information technology functions, including the proper segregation of duties among accounting personnel.

•	We have refined our period-end financial reporting processes to improve the quality and timeliness of our financial information.

Except as described above, there were no significant changes to our internal controls over financial reporting nor any changes in other factors that could significantly affect such internal controls during the quarter ended September 30, 2006.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

As previously reported in our From 10-K for the year ended June 30, 2006, on October 10, 2006, the Company filed a civil complaint (the “Complaint”) in Broward County, Florida Circuit Court against Financial Accounting Solutions Group, Inc., (“FAS”), Kramer Professional Staffing, Inc., (“KPS”), and Mitchell Kramer, an officer, director, shareholder and control person of FAS and KPS (“Kramer”). The Complaint alleges that, in early 2005, Kramer, FAS and KPS (collectively, the “Defendants”) induced the Company to engage FAS to provide critical management consulting services with respect to (a) the implementation of certain Information Technology (“IT”) functions, including the integration of the Company’s IT system with those of its new subsidiaries, (b) the modernization and expansion of the Company’s accounting and business technology capabilities, and (c) ensuring compliance with public company accounting internal requirements and the Sarbanes-Oxley Act (the “IT Projects”). The Complaint further alleges that the Defendants made numerous misrepresentations to the Company concerning the experience, capabilities and background of FAS and FAS’ personnel, which misrepresentations were relied upon by the Company when it decided to hire FAS to undertake these tasks and subsequently to continue with the engagement. After persistent delays and failures to perform by FAS, the Company determined that FAS’ performance of the IT Projects was grossly inadequate and that FAS had violated various promises and agreements made by FAS, and the Company therefore terminated the engagement. The Complaint seeks damages from FAS for, among other things, its breach of its contractual obligations to the Company, failure to provide services in accordance with any reasonable standard of care within the IT industry, negligence, and unjust enrichment from inflated and fraudulent billing practices. The Complaint also seeks damages from all of the Defendants for negligent and fraudulent misrepresentations with respect to FAS’ experience, capabilities and background and seeks the return from FAS of an unspecified portion of the fees previously paid to FAS for the IT Projects. FAS subsequently filed a countersuit in the same court seeking payment of additional fees allegedly due from the Company. The Company anticipates the dismissal of the countersuit and the inclusion of the FAS claims in the original suit as counterclaims.

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

November 14, 2006
By:  /s/ Richard E. Gathright

Richard E. Gathright
Chief Executive Officer and President

By:  /s/ Michael S. Shore

Michael S. Shore
Chief Financial Officer and Senior Vice President