Form 10-Q
period 2006-12-31
SMF ENERGY CORP
filed 2007-02-16
CIK 1024452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OR THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21825

SMF ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0707824
(State of Incorporation)	(IRS Employer Identification Number)

200 West Cypress Creek Road, Suite 400, Fort Lauderdale, Florida,	33309
(Address of principal executive offices)	(Zip Code)

(954) 308-4200

(Issuer's telephone number, including area code)

STREICHER MOBILE FUELING, INC.

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
Yes ☐. No ☒.

As of February 7, 2007 there were 10,526,143 shares of the registrant’s common stock outstanding.

SMF ENERGY CORPORATION

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

Part I	Financial Information:

	Item 1.	Condensed Unaudited Consolidated Financial Statements

		Condensed Consolidated Balance Sheets as of December 31, 2006 (unaudited) and June 30, 2006	3

		Condensed Unaudited Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2006 and 2005	4

		Condensed Unaudited Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2006 and 2005	5

		Notes to Condensed Unaudited Consolidated Financial Statements	6

	Item 1A.	Risk Factors	17

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

	Item 4.	Controls and Procedures	34

Part II	Other Information

		Items 1. thru 6.	36 - 37

		Signature Page	38

		Certifications	39 - 41

SMF Energy Corporation and Streicher Mobile Fueling, Inc.

Except where the context provides otherwise, references to the “Company,” “we,” “us,” “our,” and similar terms mean SMF Energy Corporation and Streicher Mobile Fueling, Inc. When we refer to business and financial information relating to periods prior to the merger of Streicher Mobile Fueling, Inc. with and into SMF Energy Corporation, effective February 14, 2007, we are referring to the business and financial information of Streicher Mobile Fueling, Inc.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2006 and June 30, 2006
(in 000’s, except share and per share data)

ASSETS	December 31, 2006	June 30, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$461	$4,103
Accounts receivable, less allowances of $1,251 and $1,252, respectively	21,596	24,345
Inventories, less slow moving reserves of $276 at December 31, and June 30, 2006	3,013	3,321
Prepaid expenses and other current assets	367	413
Total current assets	25,437	32,182

Property and equipment, net	10,959	11,739
Identifiable intangible assets, net	2,960	3,148
Goodwill	228	228
Deferred debt costs, net	628	749
Other assets	69	68

Total assets	$40,281	$48,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$12,869	$15,612
Accounts payable	7,738	10,367
Accrued expenses and other liabilities	2,776	2,787
Current portion of long-term debt	3,204	2,118
Total current liabilities	26,587	30,884

Long-term liabilities:
Promissory notes, net of unamortized debt discount of $1,358 and $1,652, respectively	9,685	10,993
Capital lease obligations	-	25
Long-term debt, net	9,685	11,018
Deferred revenue	523	555
Other long term liabilities	121	117

Total liabilities	36,916	42,574

Shareholders’ equity:
Common stock, par value $.01 per share; 50,000,000 shares authorized; 10,526,143 and 10,491,143 issued and outstanding at December 31, 2006 and June 30, 2006, respectively	105	105
Additional paid-in capital	20,072	19,890
Accumulated deficit	(16,812)	(14,455)
Total shareholders’ equity	3,365	5,540

Total liabilities and shareholders’ equity	$40,281	$48,114

The accompanying notes to condensed unaudited financial statements are an integral part of these consolidated balance sheets.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED
DECEMBER 31, 2006 and 2005
(in 000’s, except share and per share data)

	Three-Month Periods Ended		Six-Month Periods Ended
	December 31,		December 31,
	2006	2005	2006	2005

Petroleum product sales and service revenues .	$48,640	$59,437	$107,622	$105,633
Petroleum product taxes	6,522	7,314	13,506	13,914
Total revenues	55,162	66,751	121,128	119,547

Cost of petroleum product sales and service	45,540	55,608	100,401	97,991
Petroleum product taxes	6,522	7,314	13,506	13,914
Total cost of sales	52,062	62,922	113,907	111,905

Gross profit	3,100	3,829	7,221	7,642

Selling, general and administrative expenses	4,149	3,007	7,799	5,541

Operating income (loss)	(1,049)	822	(578)	2,101

Interest expense	(835)	(964)	(1,785)	(1,639)
Interest and other income	(11)	—	6	11

Income (loss) before income taxes	(1,895)	(142)	(2,357)	473

Income tax expense	—	—	—	—

Net income (loss)	$(1,895)	$(142)	$(2,357)	$473

Basic net income (loss) per share	$(0.18)	$(0.01)	$(0.22)	$0.05
Diluted net income (loss) per share	$(0.18)	$(0.01)	$(0.22)	$0.05
Basic weighted average common shares outstanding	10,522,529	9,776,362	10,509,023	9,557,761
Diluted weighted average common shares outstanding	10,522,529	9,776,362	10,509,203	10,453,356

The accompanying notes to condensed unaudited financial statements are an integral part of these consolidated statements of operations.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)

	Six Months Ended December 31,
	2006		2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(2,357)		$473
Adjustments to reconcile net income (loss) to net:
Cash provided by (used in) operating activities:
Depreciation and amortization:
Cost of sales		880		735
Selling, general and administrative expense		265		199
Amortization of deferred debt costs		156		182
Amortization of intangible assets		187		---
Amortization of debt discount		294		334
Stock based compensation expense		151		194
Provision for allowance for doubtful accounts		219		86
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable		2,530		(5,309)
Decrease in inventories, prepaid expenses and other assets		354		1,056
Decrease in accounts payable and other liabilities		(2,665)		(126)
Net cash provided by (used in) operating activities		14		(2,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(365)		(970)
Cash used in business acquisition		---		(2,124)
Net cash used in investing activities		(365)		(3,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit payable		(2,743)		1,741
Net proceeds from exercise of common stock warrants		31		1,230
Proceeds from issuance of promissory notes		---		3,000
Payments of debt issuance costs		(44)		(219)
Repayments of promissory notes		---		(452)
Principal payment on promissory notes		(452)		(693)
Capital lease payments		(83)		----
Net cash provided by (used in) financing activities		(3,291)		4,607

NET DECREASE IN CASH AND CASH EQUIVALENTS		(3,642)		(663)

CASH AND CASH EQUIVALENTS, beginning of period		4,103		4,108
CASH AND CASH EQUIVALENTS, end of period		$461		$3,445

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-
Interest		$1,091		$628
Income taxes	$	---	$	---

Supplemental Cash Flow Information of Non-Cash Activities:
During the six-month period ended December 31, 2005 the Company recorded unamortized debt discount of $605 related to the valuation of the common stock warrants issued in connection with the September 2005 issuance of private placement debt.
During the six-month period ended December 31, 2006 and 2005, the Company recorded amortization of stock compensation expense of $151,000 and $194,000, respectively.

The accompanying notes to condensed unaudited financial statements are an integral part of these consolidated statements of cash flows.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

In December 2006, the shareholders of Streicher Mobile Fueling, Inc., a Florida corporation, approved changing the Company’s name to SMF Energy Corporation and the reincorporation of the Company in Delaware by merger into a wholly owned Delaware subsidiary. Notwithstanding shareholder approval of the merger, the transaction was not immediately effected at that time because the reincorporation merger and name change required the approval of the Company’s primary lender and other secured creditors. Effective February 14, 2007, as a result of the Company’s receipt of all necessary approvals, the Company merged with and into its wholly-owned subsidiary SMF Energy Corporation. The merger changed the legal domicile of the Company to Delaware and its name to SMF Energy Corporation.

The Company provides commercial mobile and bulk fueling; integrated out-sourced fuel management; packaging, distribution and sale of lubricants and chemicals; transportation logistics; and emergency response services. The Company’s fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems. A wide variety of specialized petroleum products, lubricants and chemicals is also delivered to refineries, manufacturers and other industrial customers. In addition, the Company’s fleet of special duty tractor-trailer units provides heavy and ultra-heavy haul transportation logistics services over short and long distances to customers requiring the movement of over-sized and/or over-weight equipment and heavy manufactured products. At December 31, 2006, the Company was conducting operations in Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee, and Texas.

The Company has historically generated substantially all of its revenues from commercial mobile and bulk fueling and integrated out-sourced fuel management services. As a result of the Shank Services and H & W Petroleum Company, Inc. acquisitions discussed below, the Company now generates revenues from packaging, distribution and sales of lubricants and chemicals and transportation logistic services in addition to commercial mobile and bulk fueling and fuel management services. Revenues are comprised primarily of delivery service charges; the related sale of diesel fuel, gasoline, lubricants and chemicals products; and charges for transportation logistics services. Cost of sales is comprised primarily of the cost of fuel, lubricants and chemicals and direct operating expenses. Included in both revenues and cost of sales are federal and state fuel taxes, which are collected by the Company from customers, when required, and then remitted to the appropriate taxing authorities or their collecting agent. The Company accounts for taxes collected from its customers that are assessed from government authorities on a gross basis if the Company bears risk of loss.

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

In February 2005 the Company acquired substantially all of the assets and business operations of Shank C&E Investments, L.L.C. (“Shank Services”) a Houston, Texas based provider of commercial fuel, petroleum lubricants distribution and related services.

In October 2005, the Company acquired all of the stock of H & W Petroleum Company, Inc. (“H & W”), a Houston, Texas based marketer and distributor of lubricants, commercial fuels and petroleum products. In addition to providing service to the greater Houston metropolitan area, the combined H & W operations also serve the Houston, Dallas/Fort Worth, Baton Rouge, Beaumont, Freeport, Longview, Lufkin, San Antonio, Waco and Waxahachie markets in Texas and the New Orleans market in Louisiana.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(2)	BASIS OF PRESENTATION

The condensed unaudited consolidated financial statements include the accounts of SMF Energy Corporation (formerly known as Streicher Mobile Fueling, Inc.) and its wholly owned subsidiaries, SMF Services, Inc., H & W Petroleum Company, Inc. and Streicher Realty, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed unaudited consolidated financial statements included herein have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform with current period presentation. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending June 30, 2007. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

(3)	RECLASSIFICATIONS

Certain amounts have been reclassified to conform to current period presentation. These changes had no impact on previously reported results of operations or shareholders’ equity. The Company has reclassified its treatment of reporting for taxes on petroleum products that are sold to customers for which it does not bear risk of loss from a gross basis to a net basis. During the three-month and six-month periods ended December 31, 2005, respectively, revenues and cost of sales were reduced by $799,000 and $1.6 million, respectively, to report these petroleum product taxes on a net basis.

(4)	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of FIN No. 48 on our financial condition and results of operations.

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

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its financial position, results of operations, or cash flows.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(5)	CASH AND CASH EQUIVALENTS

On December 31, 2006, the Company paid down $2.7 million on its line of credit payable reducing the balance to $12.9 million. Total cash and cash availability was $4.2 million and $8.3 million at December 31, 2006 and June 30, 2006, respectively, and was $7.1 million at February 15, 2007, which includes the net proceeds from the $3.3 million private placement.

(6)	INVENTORIES

The inventory balance at December 31, 2006 related principally to the lubricants warehouse in Texas. Inventories, consisting primarily of lubricants, diesel fuel, and gasoline, are stated at the lower of cost or market and include federal and state fuel taxes payable to vendors. Cost is determined on a first-in, first-out basis. At December 31, 2006, $276,000 was reserved for slow moving inventory.

(7)	LINE OF CREDIT PAYABLE

The Company has a $25 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory. Interest is payable monthly (at prime plus .75% or 9.0% at December 31, 2006) and outstanding borrowings under the line are secured by substantially all of the Company assets other than its truck fleet and related equipment. The credit facility maturity was extended by mutual consent of the Company and the financial institution from September 25, 2006 to September 26, 2007. The Company endeavors to manage its cash and cash equivalents in a manner that minimizes interest expense under the line of credit.

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

Concurrently with the October 2005 acquisition of H & W, in order to finance the acquired accounts receivable and inventory, the Company and line of credit lender amended the credit facility. Among other changes, the amendment (1) added H & W as a borrower; (2) provided financing for the acquired and ongoing accounts receivable and inventory resulting from the acquisition; (3) extended the term of the original loan and security agreement to September 26, 2007; (4) reduced the interest rate to prime plus 0.75% per annum; (5) eliminated the effective net worth covenant; and (6) lowered the fixed charge coverage ratio covenant to 1.0 to 1.0 and made the covenant effective only when there is less than $3 million available on the facility.

As of December 31, 2006 and December 31, 2005, the Company had outstanding borrowings of $12.9 million and $15.6 million, respectively, under its line of credit. Based on eligible receivables outstanding at December 31, 2006, the Company had $3.7 million of cash availability on its bank line of credit, compared to $4.2 million of availability on June 30, 2006, and was in compliance with the applicable financial covenant required by the loan and security agreement.

(8)	OTHER LONG-TERM LIABILITIES

The Company accounts for asset retirement obligations in accordance with the provisions of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Retirement is defined as the other-than-temporary-removal of a long-lived asset from service. The term encompasses sale, abandonment, recycling or disposal in some other manner. The Company has estimated an associated liability for the removal and clean-up of three underground fuel storage tanks and has estimated the remaining useful life of those tanks to be ten years, with an estimated liability associated with the asset retirement obligation of the tanks to be $121,000 at December 31, 2006.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(9)	DEFERRED REVENUE

At December 31, 2006, the Company recorded deferred revenues of $523,000 relating to a 5 year supplier contract that expires December 31, 2010. For the quarter ended December 31, 2006 the Company recognized $14,400 on account of this contract as an increase to gross profit. Pursuant to this contract the Company is obligated to meet certain purchase requirements each year. If the quantities required by the supplier contract are not purchased, the Company may be obligated to refund a portion of the deferred revenue to the supplier.

(10)	NET INCOME (LOSS) PER SHARE

Net income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding during the year. Basic income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

At December 31, 2006 and 2005, 3,167,417 and 2,665,175 shares of common stock equivalents, respectively, consisting of employee, director and unrelated third party stock options and common stock warrants, were outstanding at prices ranging from $1.00 to $7.63 per share. For the six-month period ended December 31, 2005, 893,595 of these common stock equivalents were dilutive and included in the computation of diluted net income per share. For the three and six-month periods ended December 31, 2006 and the three-month period ended December 31, 2005, none of these common stock equivalents were dilutive so they were not included in the computation of dilutive net income per share.

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

Under the 1996 Plan 500,000 shares of common stock are reserved for issuance upon exercise of options granted. Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options, with the amount reserved being increased each year by ten percent of the total shares subject to the 2000 Plan at the end of the previous calendar year. No options to purchase shares of stock are currently available to be granted under the 1996 Plan and options to purchase 90,210 shares of stock are currently available to be granted under the 2000 Plan. The Board of Directors has determined that no additional options will be granted under the 1996 Plan.

Options granted under the 1996 Plan and the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant. Options granted under the 1996 Plan and the 2000 Plan are not exercisable after the period or periods provided in the respective option agreements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Information concerning both the 1996 and 2000 Plans for the six months ending December 31, 2006 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average grant-date fair value	Aggregate Intrinsic Value
Outstanding June 30, 2006	1,443,852	$2.05	$1.86
Granted	127,000	$1.91	$1.74
Exercised	--	$--	$--
Terminated	(12,500)	$3.04	$2.62
Outstanding December 31, 2006	1,558,352	$2.03	$1.85	$35,384
Exercisable December 31, 2006	1,032,852	$1.85	$1.70	$28,920

The weighted average remaining contractual life for employee stock options outstanding and exercisable at December 31, 2006 is 6.0 years and 4.5 years, respectively. The weighted average remaining contractual life for 1,032,852 options vested or expected to vest in future periods at December 31, 2006 is 4.5 years with a weighted average exercise price of $1.85.

A summary of the status of the Company’s nonvested employee stock options as of December 31, 2006 is presented below:

	Shares	Weighted average grant-date fair value
Nonvested at June 30, 2006	497,900	$2.21
Granted	127,000	$1.74
Vested	(86,900)	$1.89
Forfeited	(12,500)	$2.62
Nonvested at December 31, 2006	525,500	$2.14

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

Under the Directors Plan, 350,000 shares of common stock are reserved for issuance upon the exercise of options granted. Each non-employee who serves as a member of the Company’s Board of Directors as of the effective date of the Directors Plan, and each non-employee who is elected or otherwise appointed as one of the Company’s directors thereafter, will receive a fully vested option to purchase 20,000 shares of stock. On the last day of each fiscal quarter while the Directors Plan is in effect, each non-employee director will receive an additional grant of an option to purchase 725 shares of stock. Further, in accordance with the Directors Plan, additional options may be granted to non-employee directors from time to time. Options to purchase 298,650 shares of common stock are outstanding at December 31, 2006 under the Directors Plan and 51,350 shares of stock are available to be granted in the future. The weighted average grant date fair-value of director options granted during the six months ended December 31, 2006 was $1.56.

Options granted under the Directors Plan expire no later than ten years from the date of grant and are with limited exceptions exercisable as of the grant date. All outstanding options as of December 31, 2006 are vested. The weighted average remaining contractual life for 298,650 outstanding and vested director stock options is 6.1 years with a weighted average exercise price of $1.75.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Information concerning the Director stock option plan for the three months ending December 31, 2006 is summarized as follows:

	Shares	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding June 30, 2006	289,950	$1.75
Granted	8,700	$1.78
Exercised	--	$--
Terminated	--	$--
Outstanding December 31, 2006	298,650	$1.75	$9,869
Exercisable December 31, 2006	298,650	$1.75	$9,869

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation granted to employees. The Company adopted SFAS 123R on July 1, 2005 using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after July 1, 2005 and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to July 1, 2005 that remain unvested on July 1, 2005. The amortization of stock compensation expense for the three months and six months ended December 31, 2006 and 2005 was $124,000 and $151,000 and $102,000 and $194,000, respectively, and is included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statement of Operations. As a result of adopting SFAS 123R, there was a reduction of net income for the three months and six months ended December 31, 2006 and 2005 of $124,000 and $151,000 and $102,000 and $194,000, respectively, and a reduction in basic and diluted income per share of $0.01 for the three months ended December 31, 2006 and 2005 and $0.01 and $0.02 for the six months ended December 31, 2006 and 2005 respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the rate for U.S. Treasury bonds. As of December 31, 2006 there was $835,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The total unrecognized compensation cost will be expensed over the weighted average of 1.5 years. The fair value of the stock options is expensed on a uniform straight-line basis over the vesting period.

	Six Months Ended December 31, 2006,
	2006	2005
Assumptions:
Risk free interest rate	4.67%	5.68%
Dividend yield	-0-	-0-
Expected volatility	106%	110%
Expected life	8.0	8.8
Forfeiture rate	17.25	14.63

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(12)	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2006	June 30, 2006
September 2005 promissory notes (the “September 2005 Notes”) (10% interest due semi-annually, February 28 and August 31); principal payments of $300,000 due beginning August 31, 2007, and thereafter semi-annually on February 28 and August 31; and a balloon payment of $1,200,000 due at maturity on August 31, 2010; effective interest rate of 19.9% includes cost of warrants and other debt issue costs	$3,000	$3,000

January 2005 promissory notes (the “January 2005 Notes”) (10% interest due semi-annually, July 24 and January 24); principal payments of $610,000 due beginning January 24, 2007, and thereafter semi-annually on July 24 and January 24; and a balloon payment of $2,440,000 due at maturity on January 24, 2010; effective interest rate of 18.4% includes cost of warrants and other debt issue costs	6,100	6,100

August 2003 promissory notes (the “August 2003 Notes”) (10% interest due semi-annually, December 31 and June 30); principal payments of $692,500 due beginning August 28, 2005, and thereafter semi-annually on February 28 and August 28; and a balloon payment of $2,770,000 due at maturity on August 28, 2008; effective interest rate of 18.4% includes cost of warrants and other debt issue costs	5,088	5,540

Various capital leases; interest rates range from 5.27% to 15.24%; monthly principal and interest payments; leases expire February 2007 to March 2008	59	148

Unamortized debt discount, net of amortization	(1,358)	(1,652)

Less: current portion	(3,204)	(2,118)

Long-term debt, net	$9,685	$11,018

September 2005 Promissory Notes

On September 1, 2005, the Company closed a $3.0 million private debt placement (the “September 2005 Notes”) with institutional and other accredited investors in order to fund the H & W acquisition, develop its operations and for other general working capital purposes. The Company issued $3.0 million in 10% five-year Senior Secured Notes that require six semi-annual payments commencing on August 31, 2007 and a 40% balloon payment on August 31, 2010. The September 2005 Notes are redeemable by the Company, in whole or in part, by payment of a percentage of the principal amount, together with accrued but unpaid interest, if any, as follows: September 1, 2006 - August 31, 2007, 101%; and September 1, 2007 - August 31, 2010, 100%. The September 2005 Notes are secured by a first priority interest in the vehicles, equipment and other physical assets, other than inventory of H & W. The H & W inventory is subject to the first priority security interest held by the primary lender. In connection with the financing, the Company also issued four year warrants to purchase a total of 360,000 shares of the Company’s common stock at an exercise price of $2.28 per share, including customary redemption and registration rights. These warrants were valued at $605,000, using Black-Scholes option pricing model and recorded as an increase to additional paid in capital, and the imputed interest is being amortized to interest expense over the five-year life of the Notes.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants to Convert a Portion of August 2003 Notes and January 2005 Notes to Equity

On June 30, 2006, the Company issued 1,057,283 warrants (the “Conversion Warrants”), exercisable for 90 days to certain note holders by which those note holders could exchange all or a portion of their promissory notes for the purchase of shares of the Company’s common stock at an exercise price of $2.54 per share. The note holders have the option to exercise the Conversion Warrants in consideration for the retirement of up to $2.6 million of existing August 2003 and January 2005 notes. In addition, the Company agreed to pay 50% of the 5% call penalty, or a 2.5% penalty, with 25,787 warrants valued at $65,500. The issuance of the warrants created a modification to the notes by adding a conversion feature that did not previously exist under the original notes which substantially changed the instrument to have a non-cash conversion feature that was not in the original note, which substantially changed the debtor’s cash flow requirement. As a result of this modification, the effective interest rate of the January 2005 Notes and the August 2003 Notes changed from 19.7% and 23.6%, respectively, to 18.4%. The warrants were issued at the closing market price and are non-detachable. If the warrants are exercised they can only be settled by satisfaction of the notes. The 25,787 warrants are accounted for as a liability with mark to market feature adjustments. At December 31, 2006, the warrants were not exercised. In addition, the Company recorded a mark-to-market adjustment related to the 2.5% penalty that reduced the June 30, 2006, $65,500 liability to approximately $27,100. The Company recorded a mark-to-market adjustment of $38,400. The closing price of the common stock at December 31, 2006 was $1.40 per share. The Company trades on the NASDAQ under the stock ticker symbol “FUEL.”

By previous amendments between the Company and the note holders, the exercise period of the Conversion Warrants had been extended to February 14, 2007. On February 14, 2007, the Company agreed to further extend the exercise period for the Conversion Warrants to March 31, 2007, and to lower the exercise price of the warrants to $1.52 per share, the market price on the date of the amendment, in exchange for a deferral of $200,200 of the Company’s next scheduled principal payment on the August 2003 Notes to August 28, 2007, at which point the Company will be required to pay the scheduled principal payment as well as the suspended portion of the principal payment.

Other

Unamortized debt discounts of $1.4 million at December 31, 2006 and $1.7 million at June 30, 2006 were recorded in connection with the August 2003 Notes, January 2005 Notes and September 2005 Notes and are being amortized as non-cash interest expense over the respective term of the debt issued under the effective interest method. These are non-cash discounts related to the valuation of the common stock warrants issued to the note holders and the placement agent in the financing transactions that do not reduce the amount of principal cash repayments required to be made by the Company for the outstanding balance of $14.2 million and $14.6 million of the notes at December 31, 2006 and June 30, 2006, respectively. The common stock warrants were valued using the Black-Scholes option pricing model and recorded as an increase to additional paid in capital.

The Company’s debt agreements for its line of credit facility and for the August 2003 Notes, January 2005 Notes and September 2005 Notes have covenants establishing certain financial requirements and operating restrictions. The Company’s failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate the Company’s debt repayment obligations under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements. A default under any of the debt agreements would have a material adverse effect on the Company’s liquidity and capital resources. The Company is in compliance with the applicable financial covenant required by the loan and security agreement.

(13)	SHAREHOLDERS’ EQUITY

For the six-month period ended December 31, 2006 shareholder’s equity decreased by $2.2 million due to: (1) $151,000 in stock compensation expense; (2) $31,000 from the exercise of common stock warrants; and (3) $2.4 million in net loss for the period. The following reflects the change in shareholders equity for six-month period ended December 31, 2006 (in thousands):

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

June 30, 2006	$105	$19,890	$(14,455)	$5,540

Exercise of common stock warrants	—	31	—	31

Amortization of stock compensation expense	—	151	—	151

Net loss	—	—	(2,357)	(2,357)

December 31, 2006	$105	$20,072	$(16,812)	$3,365

(14)	SHANK SERVICES AND H & W ACQUISITIONS

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

Acquisition of H & W and Related Financing

In its October 2005 purchase of all the common stock of H & W, the Company acquired H & W’s Houston-based business of marketing and distributing branded and non-branded lubricants, fuels and other petroleum products in Texas. H & W acquired the operating assets and limited inventory of Houston-based Harkrider Distributing Company, Incorporated (“Harkrider”) immediately prior to the purchase by the Company including Harkrider’s business of marketing and distributing dry cleaning solvents, chemicals and petroleum products. H & W and Harkrider service the Houston, Beaumont, Dallas/Fort Worth, Baton Rouge, Freeport, Longview, Lufkin, San Antonio, Waco and Waxahachie markets in Texas, and the New Orleans market in Louisiana.

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

Six Months Ended December 31, 2005
Total revenues	$126,080
Total cost of sales and service	117,734

Gross profit	8,346

Net loss	$(1,552)

Basic and diluted net loss per share	$(0.15)

(15)	IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of December 31, 2006 and June 30, 2006 (in thousands):

	December 31, 2006			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer relationships	$1,768	$268	$1,500	$1,768	$121	$1,647
Favorable leases	196	34	162	196	29	167
Trademarks	687	51	636	687	34	653
Supplier contracts	801	139	662	801	120	681
Total	$3,452	$492	$2,960	$3,452	$304	$3,148

Goodwill			$228			$228

(16)	LEGAL PROCEEDINGS

As previously reported, on October 10, 2006, the Company commenced a civil action in Broward County, Florida Circuit Court against Financial Accounting Solutions Group, Inc., (“FAS”), Kramer Professional Staffing, Inc., (“KPS”), and Mitchell Kramer, an officer, director, shareholder and control person of FAS and KPS (“Kramer”), alleging that Kramer, FAS and KPS (collectively, the “Defendants”) induced the Company to engage FAS to provide services with respect to (a) the implementation of certain Information Technology (“IT”) functions;(b) the modernization and expansion of the Company’s accounting and business technology capabilities, and (c) compliance with public company accounting requirements and the Sarbanes-Oxley Act (the “IT Projects”) by making numerous misrepresentations concerning the experience, capabilities and background of FAS and FAS’ personnel. FAS subsequently filed a countersuit in the same court seeking payment of additional fees allegedly due from the Company which is being jointly administered by the court with the Company’s action. On January 25, 2007, the Company filed an amended complaint in its lawsuit by which Alex Zaldivar, the managing director and a principal of FAS, was added as an additional Defendant. In the amended complaint, the Company also made new claims for accounting malpractice, negligent training and supervision, and breach of fiduciary duty against the Defendants.

(17)	SUBSEQUENT EVENTS

Private Placement of Common Stock

On February 15, 2007, the Company completed and funded a $3.3 million private placement offering of unregistered shares of common stock and common stock purchase warrants to a group of qualified institutional buyers and accredited investors. The offering price of $7.725 per Unit, comprised of five shares of common stock and one warrant per Unit, was based upon the market price of the common stock on February 14, 2007. The offering warrants were priced at $0.125 per warrant, or $.025 per each share of common stock issued. The exercise price of the offering warrants is $1.90 per share, a 25% premium over the $1.52 market price. The offering warrants will terminate on the earlier of the fourth anniversary of the offering closing date or the week after the common stock trades at 200% of the exercise price for twenty consecutive days. The offering warrants have customary anti-dilution and underlying stock registration rights. The placement agent also purchased additional warrants to purchase 130,955 shares of common stock.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The net proceeds of the offering were approximately $3.0 million, after payment of a $196,431 fee (6%) to the placement agent and related expense reimbursements, legal fees, blue sky fees and other costs of $75,000. The net proceeds will be used for repayment of $932,500 of principal on the Company’s August 2003 Notes on February 28, 2007, accrued interest on those notes and for working capital.

The private placement will result in an increase in shareholders’ equity of approximately $3.0 million and, following the principal repayment on the August 2003 Notes on February 28, 2007, a reduction in long-term debt of $932,500, both of which will be reflected the Company’s financial statements for the quarter ending March 31, 2007.

Amendments to Line of Credit Payable

By an amendment dated February 15, 2007 to the Company’s credit facility, the Company’s primary lender approved the Company’s reincorporation in Delaware and name change to SMF Energy Corporation.

By a separate amendment to the Company’s credit facility with its primary lender on February 15, 2007, the Company and its primary lender agreed to extend the renewal date of the credit facility until June 30, 2008; lowered the monthly average excess availability requirement on the credit facility to an average of $1.5 million from February until June of 2007, when it will increase to $2.5 million; and established the minimum excess availability requirement at $750,000 from February 15, 2007 to July 15, 2007, when it will increase to $2 million.

ITEM 1A.	RISK FACTORS

As discussed in the Risk Factors reported in our Form 10-K for the year ended June 30, 2006, our losses in the first two quarters of fiscal 2007 and the scheduled principal payments due during the next twelve months on our secured debt financings, if not deferred, converted to equity or retired, have increased our need for additional capital. The February 2007 private placement of shares of common stock and warrants will help to alleviate that need although we may require additional capital in the future. We believe that we will be able to obtain additional capital if needed but there can be no assurance that we will do so or that such capital can be obtained on acceptable terms.

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

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We caution readers of this report that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to the risk factors listed in Item 1A of our Form 10-K for the year ended June 30, 2006, could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

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

Overview

Our Business

We provide commercial mobile and bulk fueling; integrated out-sourced fuel management; packaging, distribution and sale of lubricants and chemicals; transportation logistics; and emergency response services. Our fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and providing fuel for emergency power generation systems; and distributes a wide variety of specialized petroleum products, lubricants and chemicals to refineries, manufacturers and other industrial customers. In addition, our fleet of special duty tractor-trailer units provides heavy and ultra-heavy haul transportation logistics services over short and long distances to customers requiring the movement of over-sized and/or over-weight equipment and heavy manufactured products. At December 31, 2006, we were conducting operations in Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

In February 2005, we acquired substantially all of the assets and business operations of Shank Services, a Houston, Texas based provider of commercial fuel, petroleum lubricants distribution and sales and heavy haul transportation services in the Houston, Dallas/Fort Worth, Austin and San Antonio markets in Texas.

In October 2005, we acquired all of the stock of H & W, a Houston, Texas based marketer and distributor of lubricants, commercial fuels and petroleum products. Prior to closing this acquisition, H & W acquired the operating assets of Harkrider Distributing Company, a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products. The combined H & W and Harkrider operations serve the Houston, Dallas/Fort Worth, Freeport, Longview, Lufkin, San Antonio, Beaumont, Waco and Waxahachie markets in Texas, and the New Orleans and Baton Rouge markets in Louisiana.

We provide commercial mobile and bulk fueling and other services at a competitive rate for those services plus the cost of products and procurement, generally based on market prices of fuels and lubricants. As a result, revenue levels for much of our operations are largely dependent on the upward or downward movement of petroleum product prices in each market and are not as significantly influenced by the revenues derived from the service component of our fuel and lubricant based business. Although fuel price volatility can affect customers’ demand for fuel and can also increase the fuel costs of operating our fleet of trucks and equipment, gross profit on sales is generally not directly affected by fuel price fluctuations since we pass on fuel price changes to customers and we charge our customers for services on a per gallon basis at a targeted rate per hour. While there may be a short-term correlation between customer resistance to paying higher service charges when fuel prices rise sharply, we believe that we market labor savings, fuel theft reduction and other benefits of our services which reduce or limit the overall cost of our customers’ fuel supplies. During our fiscal years ended June 30, 2006 and 2005, market prices for fuel reached unprecedented high levels. By comparison, fuel prices decreased moderately during the six-month period ended December 31, 2006.

Our business is highly competitive with numerous large and small distributors, jobbers and others offering services in the same markets in which we also provide services. We believe, however, that these markets offer us opportunities for consolidation as customers increasingly demand one-stop shopping for their fueling and specialty lubricants requirements as well as assured supply deliveries, particularly to prevent business interruptions during emergencies, both of which we can reliably provide. Competitors, many of which are family owned and operated, are frequently unable to provide the level of services required due to capital constraints, supplier credit limitations, out-dated technology and after-sale support services. We believe that pricing for commercial mobile fueling, bulk fueling and fuel management services, as well as lubricants and chemicals will continue to increase despite price cutting by competitors attempting to offer similar services and gain market share. We intend to continue our efforts to retain existing customers and develop new business relationships by demonstrating that the quality of services we provide will result in net cost savings when compared to other refueling alternatives.

We believe that continuing opportunities exist to expand the services we provide, including commercial mobile and bulk fueling; integrated out-sourced fuel management; packaging, distribution and sale of lubricants; emergency response services; and transportation logistics. The growth of our petroleum related services would result in increased volumes of fuel and lubricants sold and delivered. Marketing and sales efforts are responsible for growing our business as well as customer retention, pricing, billing and specialized fuel utilization reporting. This growth is dependent upon a number of business and economic factors, including the success of our acquisition and diversification program and effectively integrating those acquisitions into our existing operations; the effectiveness of our sales and marketing programs and other business strategies; consistent and acceptable margin business in new and existing markets; retention of qualified personnel to provide the level of service required by customers; generation of increasing cash flow from operating activities; sufficient capital to meet our financing requirements; and favorable economic conditions in the transportation or petroleum industries, some of which factors are beyond our control.

Our long-term debt obligations require $3.2 million of principal payments and related interest payments of $1.3 million during the twelve-month period ending December 31, 2007. These payments must be funded by cash flow from operations, additional equity capital, refinancing currently outstanding promissory notes or a combination of these funding sources. In February 2007, we completed a $3.3 million private placement of equity which will be used, in part, to satisfy these payment obligations. The interest expense associated with this debt has negatively impacted our net losses, materially reduced our shareholders’ equity and adversely affected the trading value of our common stock. We have made significantly reducing debt service costs a top priority objective of our senior management.

Selected Comparative Financial Information for the Quarters Ended December 31, September 30, and
June 30, 2006 and December 31, 2005

(All amounts in thousands of dollars, except share and volume data)
Three-Month Periods Ended
(unaudited)

	Three-Month Periods Ended				Increase (decrease)
					December		September		June
	12/31/2006	12/31/2005(1)	9/30/2006	6/30/2006	$	%	$	%	$	%
Total revenues	55,162	66,751	65,965	70,558	(11,589)	(17)%	(10,803)	(16)%	(15,396)	(22)%
Gross profit	3,100	3,829	4,122	2,509	(729)	(19)%	(1,022)	(25)%	591	24%
Sales and general administrative expenses	4,149	3,007	3,650	4,152	1,142	38%	499	14%	(3)	0%
Operating income (loss)	(1,049)	822	472	(1,643)	(1,871)	(228)%	(1,521)	(322)%	594	36%
Interest expense	(835)	(964)	(949)	(1,481)	129	13%	114	12%	646	44%
Interest and other income	(11)	--	15	(11)	(11)	(100)%	(26)	(173)%	--	0%
Net income (loss)	(1,895)	(142)	(462)	(3,135)	(1,753)	(1,235)%	(1,433)	(310)%	1,240	40%

EBITDA (2) (5)	(258)	1,455	1,168	(771)	(1,713)	(118)%	(1,426)	(122)%	513	67%

Basic and diluted net loss per share	(0.18)	(0.01)	(0.04)	(0.30)

Basic and diluted weighted average shares outstanding	10,523	9,776	10,496	10,350

Depreciation and amortization (3)	678	531	654	652	147	28%	24	4%	26	4%

Gallons sold (in thousands)	21,385	25,249	23,429	24,591	(3,864)	(15)%	(2,044)	(9)%	(3,206)	(13)%
Net margin	3,549	4,226	4,553	3,050	(677)	(16)%	(1,004)	(22)%	499	16%
Net margin per gallon (in cents) (4)	16.60	16.70	19.40	12.40	(0.10)	(1)%	(2.8)	(15)%	4.2	34%

(All amounts in thousands of dollars, except share and volume data)
Six-Month Periods Ended December 31,

	Six-Month Periods Ended (1)		Increase (decrease)
	2006	2005 (1)	$	%
Total revenues	121,128	119,547	1,581	1%
Gross profit	7,221	7,642	(421)	(6)%
Selling, general and administrative expenses	7,799	5,541	2,258	41%
Operating income (loss)	(578)	2,101	(2,679)	(128)%
Interest expense, net	(1,785)	(1,639)	(146)	(9)%
Other income	6	11	(5)	(45)%
Net income (loss)	(2,357)	473	(2,830)	(598)%

EBITDA (2) (5)	911	3,240	(2,329)	(72)%

Basic net income (loss) per share	(0.22)	0.05
Diluted net income (loss) per share	(0.22)	0.05

Basic weighted average shares outstanding	10,509	9,558
Diluted weighted average shares outstanding	10,509	10,453

Depreciation and amortization (3)	1,333	934	399	43%

Gallons sold (in thousands)	44,814	46,068	(1,254)	(3)%
Net margin	8,102	8,377	(275)	(3)%
Net margin per gallon (in cents) (4)	18.00	18.20	(0.20)	(1)%

1 Reflects the Company’s September 1, 2005 issuance of $3,000,000 in Five Year 10% Senior Subordinated Notes (the “September 2005 Notes”) and 360,000 four year stock purchase warrants at $2.28 per share and reflects the October 2005 acquisition of H & W, certain assets of which secure the payment of the September 2005 Notes.
2 Earnings before interest, taxes, depreciation and amortization and amortization of stock compensation expense
3 Depreciation and amortization included in cost of sales was $449,000 and $880,000 for the three and six months ended December 31, 2006 and $397,000 and $735,000 for the three and six months ended December 31, 2005
4 Net margin per gallon equals gross profit plus cost of sales depreciation and amortization divided by number of gallons sold
5 See Non-GAAP measure EBITDA Reconciliation:

Non-GAAP Measure Reconciliation-EBITDA Reconciliation
(All amounts in thousands of dollars)
Three-Month and Six-Month Periods Ended
(unaudited)

	Three-Month Periods Ended				Increase (decrease)		Increase (decrease)		Increase (decrease)
					December		September		June
	12/31/2006	12/31/2005	9/30/2006	6/30/2006	$	%	$	%	$	%
Net loss	$(1,895)	$(142)	$(462)	$(3,135)	(1,753)	(1,235)%	(1,433)	(310)%	1,240	40%
Add back:
Interest net	835	964	949	1,481	(129)	(13)%	(114)	(12)%	(646)	(44)%
Depreciation and amortization:
Cost of sales	449	397	431	540	52	13%	18	4%	(91)	(17)%
Sales, general and administrative	229	134	223	112	95	71%	6	3%	117	104%
Amortization of stock compensation expense	124	102	27	231	22	22%	97	359%	(107)	(46)%
EBITDA	$(258)	$1,455	$1,168	$(771)	(1,713)	(118)%	(1,426)	(122)%	513	67%

	Six-Month Periods Ended		Increase (decrease)
	12/31/2006	12/31/2005	$	%
Net loss	$(2,357)	$473	(2,830)	(598)%
Add back:
Interest, net	1,785	1,639	146	9%
Depreciation and amortization:
Cost of sales	880	735	145	20%
Sales, general and administrative	452	199	253	127%
Amortization of stock compensation expense	151	194	(43)	(22)%
EBITDA	$911	$3,240	(2,329)	(72)%

In the quarter ended December 31, 2006, revenues, gross profit, operating income and EBITDA decreased and net loss increased over the same period in the prior year by $11.6 million, $729,000, $1.9 million, $1.7 million and $1.8 million, respectively. These changes primarily related to a 15% decrease in gallons sold as discussed below. Selling, general and administrative expenses increased $1,142,000 due to a $661,000 increase in corporate infrastructure costs related to the development and implementation of a new fully integrated accounting, operations, internal control and management information system to support the Company’s diversification and acquisition strategy; increased public company reporting and compliance expenses, including legal and auditing fees of $264,000; a $22,000 increase in stock compensation expense; an increase in credit card fees of $65,000 and an increase in the provision for doubtful accounts of $187,000. These increases were offset by various other reductions that were not material when analyzed separately. The decrease in EBITDA was primarily due to the overall increase in net loss reduced by increases in depreciation and amortization, stock compensation expense and a decrease in interest expense.

Gross profit decreased $729,000, or 19%, in the current year quarter compared to the prior year quarter. This decrease was primarily due to the impact of the reduction in the higher gross profit attributable to emergency response services in the current year quarter as compared to those services provided in the prior year quarter in connection with Hurricanes Katrina, Rita and Wilma. While overall gross profit decreased, the gross profit attributable to all other diversified products and services exceeded the prior year quarter. Further, the net margin per gallon for the current and prior quarters of 16.6 cents and 16.7 cents, respectively, which includes emergency response services in the prior year quarter, demonstrates the emphasis we place on developing net new business with a higher overall net margin per gallon contribution. There can be no assurance that the gross profit and net margin trends will continue in the future or that they will not decrease as a result of increased competition, customer resistance to higher prices for our services and/or reduction in emergency response services.

Our commercial mobile and bulk fueling services business continues to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved. The 3.9 million gallon reduction in the current quarter compared to the prior year quarter was primarily due to the termination of operations in our Baltimore location in March 2006, and in August 2006 we curtailed a portion of the low margin transport services business in our Mid-Continent division. In addition, we experienced a decrease in emergency response services volume in the current year quarter due to improved weather conditions compared to the severe 2005 hurricane season.

For the quarter ended December 31, 2006, net margin per gallon was 16.6 cents per gallon compared to 16.7 cents per gallon for the prior year quarter. The slight decrease was the result of both lower fuel prices and the reduction in emergency response services. The current quarter net margin was 16.6 cents per gallon compared to 19.4 cents per gallon in our first quarter ending September 30, 2006. This 2.8 cent per gallon decrease was the result of higher net margin new business in the first quarter as well as higher net margin emergency response preparation services in anticipation of Hurricane Ernesto. There can be no assurance that the higher net margins will continue in the future or that net margins will not decrease further as the result of increased competition or customer resistance to higher prices for our services and/or reduction in emergency response services.

Earnings before interest, taxes, depreciation and amortization, including amortization of stock compensation expense, “EBITDA”, a non-GAAP measure, decreased by $1.7 million to a negative $258,000 for the current quarter compared to the prior year quarter. This decrease resulted related primarily from the decrease in gallons sold and the related effect on gross profit. EBITDA is determined before providing for debt service payments, depreciation and amortization, and capital expenditures, and is a key indicator used by management and the financial community to gauge financial performance of the actual operations of a business without considering the impact of non-cash charges for equipment aging, debt financing expenses, stock compensation expense and income taxes. EBITDA isolates actual financial performance of operations independent of the utilization of capital resources, level of debt financing and the tax position of the business owning those operations.

Our Acquisition and Diversification Strategy

We intend to continue to acquire companies, assets or business operations that will compliment or offer diversified opportunities for us to grow in those markets where we have an established presence or that permit us to expand into new markets. We believe that carefully selected future acquisitions can provide us with valuable market share, volumes and margins. Such acquisitions can enhance operational and administrative efficiencies, by economies of scale and otherwise, that in turn have a material positive impact on our cash flow and earnings. Our strategic plan is to identify and carefully evaluate suitable targets and negotiate acquisitions at fair prices and on reasonable and competitive business terms. While numerous factors will receive close consideration in determining the suitability of an acquisition, emphasis will be placed on market presence; growth potential of product and service lines; margin contribution; competition impact; customer loyalty and retention; management and other personnel commitment; integration efficiencies and controls; and transaction financing alternatives. An important objective will be to achieve timely and cost-effective integration of future acquisitions.

Our organic growth strategy is based on increasing market share in existing operating locations and geographically compatible areas through a concentrated market penetration and sales program aimed at offering a broader line of product services to both existing and prospective customers by providing a value-added service initiative to what is generally perceived as a commodity business.

The implementation of our new corporate infrastructure capability, particularly the new ERP (Enterprise Resource Planning) operating systems technologies should enable us to reduce operating costs and administrative expenses; meet the compliance requirements of the Sarbanes-Oxley Act of 2002 when they become applicable to us; more efficiently and effectively integrate new acquisitions; consolidate financial management reporting and analysis functions; improve management controls; and facilitate a paperless environment from data capture to accounting. It will also provide a wide range of valuable operating information to customers’ management on a virtual real time basis which we believe will further distinguish the level of our services from competitors.

The sales, general and administrative expenses included in the net loss for the current quarter and six-month period reflect our continued commitment to build an improved corporate infrastructure with the capability to support our current operations as well as to facilitate our future growth from acquisitions and diversification. These infrastructure expenses are treated as period costs, even though we also continue to bear substantially all of the expenses historically associated with our acquisitions and other operations. While it is costly to bear both the historical expenses of our individual operating units as well as the expenses of developing a new integrated infrastructure, we believe that the additional expenses we are incurring now will enable us to reduce the historical expenses in the future, both for acquired companies and our existing operations. We accelerated these expenditures in the last two quarters of our 2006 fiscal year and the first two quarters of the current year, including strengthening our mid-management team; adding accounting, information technology and other support personnel; relocating our Fort Lauderdale corporate office to a larger, better equipped facility; integrating and consolidating Shank Services’ and H & W’s operations into a new Mid-Continent unit in Houston; and incurring other integration costs related to those acquisitions.

We expect that implementation of our ERP operating and accounting systems, replacing three legacy systems, will enable us to realize economies of scale and eliminate duplicative costs while creating an improved capability to integrate future acquisitions on an accelerated basis. The implementation of the ERP system did, however, experience a series of delays during the last two quarters of our fiscal year 2006 and the first quarter of the current year and in August 2006 we terminated the vendor implementing the ERP system and engaged a new vendor. The new vendor reviewed the status of the project; identified the outstanding tasks and costs; and is completing the implementation process. We expect the system to be fully operational by the end of the third quarter of fiscal 2007.

When the corporate infrastructure project is fully completed and operational, we expect to realize enhanced profitability from resulting economies of scale; elimination of duplicate operating and administrative costs, together with an overall reduction in these expenses; increased operational efficiencies; and improved management of our present commercial and bulk fueling operations and those of acquired companies.

Since the acquisition of Shank Services and H & W, the delays in implementing our ERP system have slowed the pace of our acquisitions. We expect that, with the completion of the implementation of the ERP system, we will be in a position to make future acquisitions consistent with our long term strategy. We continue to evaluate prospective acquisitions but have not currently entered into any agreements or made any informal commitments to proceed with an acquisition.

As we continue to execute our acquisition and diversification strategy and emphasize our ability to serve more lubricants customers, we believe we will gain market share and recognition as the lubricants supplier of choice based on service dependability, technical knowledge and price acceptability.

Our Marketing and Customers

We market our commercial mobile and bulk fueling services and lubricant sales and distribution services to customers operating all size fleets of vehicles and equipment, including governmental agencies, utilities, trucking companies, bus lines, hauling and delivery services, courier services, construction companies and others. While large fleet operators offer immediate market penetration on a regional basis, small fleet operators can be equally important customers since they provide the geographic market density that optimizes delivery efficiency and minimizes cost. Once engaged to provide commercial mobile fueling services, we are usually the exclusive service provider for the fueling of a customer’s entire fleet or a particular location of vehicles and equipment in a market.

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

Capital Resources and Liquidity

At December 31, 2006 and June 30, 2006, we had a total of cash and cash availability on our line of credit of $4.2 million and $8.3 million. On September 26, 2006, we increased our line of credit from $20 to $25 million. Our line of credit facilitates financing the timing difference between petroleum product purchases payable generally in 10 days and collecting receivables from our customers generally in 30 to 45 days. We endeavor to manage our cash and cash equivalents in a manner that minimizes interest expense under the line of credit. As of February 15, 2007, our cash and cash availability was $7.1 million, including the net proceeds from its $3.3 million private placement.

In September 2005, we closed a $3.0 million private debt placement with institutional and other accredited investors (the “September 2005 Notes”) in order to fund the H & W acquisition, develop our operations and for other general working capital purposes. We issued $3.0 million in 10% five-year Senior Secured Notes that require six semi-annual payments of $300,000 commencing on August 31, 2007 and a 40% balloon payment on August 31, 2010. The payment of $300,000 due August 21, 2007 is included in the current portion of long-term debt included in our December 31, 2006 condensed consolidated balance sheet. In connection with this financing, we also issued four year warrants to purchase a total of 360,000 shares of our common stock at an exercise price of $2.28 per share, including customary redemption and registration rights. At December 31, 2006, none of these warrants had been exercised.

In January 2005, we raised $6.1 million from the issuance of five-year 10% promissory notes (the “January 2005 Notes”) and 1,006,500 four-year warrants to purchase our common stock at $1.60 per share. The funding provided by the January 2005 Notes was used for the Shank Services acquisition and for other general corporate purposes. The first principal payment of $610,000 is due in January 2007 and the second principal payment of $610,000 is due in July 2007. Both of these principal payments are reflected in the current portion of long-term debt on our December 31, 2006 condensed consolidated balance sheet.

In August 2003, we raised $6.925 million from the issuance of five-year 10% promissory notes (the “August 2003 Notes”) and issued 2,008,250 five-year warrants to purchase our common stock at $1.00 per share. At December 31, 2006, the outstanding balance of these notes was $5.1 million, and 140,000 of these warrants had not been exercised.

While the September 2005, January 2005 and August 2003 financings initially strengthened our financial position, enabling us to achieve a stronger balance sheet, we have not yet retired or converted to equity the debt generated by those financings and, as a result, the interest associated with those financings has continued to contribute to our net losses and erode our shareholders’ equity. We believe that the growth achieved by the financings and related acquisitions enhanced our business credibility with present and prospective customers, fuel suppliers, trade creditors, other lenders and the investment community. Reducing or eliminating the debt service costs of these financings is one of our highest priorities. We intend to continue to seek additional equity capital and to pursue the conversion to equity or retirement of some or all of this debt in order to reduce the recurring interest costs, although a conversion or retirement of the debt will result in additional write-offs of the related debt discount and deferred debt costs.

During the quarter ended December 31, 2006, we recorded an increase in shareholders’ equity of $15,000 for the value of the 17,500 warrants exercised in connection with a May 2003 private placement. We recorded compensation expense for options issued of $124,000 as required by FAS 123R.

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

During the six-month period ended December 31, 2006, our net cash provided by operating activities was $14,000, compared to $2,176,000 used in the prior year period, representing a positive change of $2,190,000.

This positive change between the two periods resulted from an increase in net loss of $2,830,000 in the current period; reduced by net non-cash depreciation, amortization, stock-based compensation and allowance for doubtful accounts aggregating $422,000; and reduced by a net decrease in operating assets and liabilities of $4,598,000, representing decreases in accounts receivable of $7,839,000 and inventories and prepaid expenses of $702,000 offset by a decrease in accounts payable and other liabilities of $2,539,000. The lower accounts receivable balance at December 31, 2006 was primarily due to the reduction in gallons sold and lower fuel prices compared to the prior year period and the decrease in accounts payable.

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

The ongoing expenditures for development of our corporate infrastructure, including the new operating, accounting and information management system for the recent acquisitions and integration of any future acquisitions, coupled with our higher debt service requirements, may cause us to seek additional capital in the future if the debt service burden is not reduced and anticipated cost savings do not materialize in the amounts or at the times we currently anticipate. Cash flow deficiencies from adverse business conditions or a new acquisition requiring a cash investment could also cause us to seek additional capital. There is no assurance, however, that any additional capital would be available to us on acceptable terms, or at all. Moreover, if we fail to comply with the covenants in our debt agreements, or if adequate funds are not available to fund our operations or to pay debt service obligations as they become due, we may be required to make substantial changes to our capital structure or significantly alter our operations or both.

$25 Million Credit Facility

As of December 31, 2006, we had a $25 million credit facility with a national financial institution, which permits us to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory. Interest is payable monthly (at an annual rate of prime plus .75% or 9.0% at December 31, 2006) and outstanding borrowings under the line of credit are secured by substantially all of our assets other than our truck fleet and related equipment. As of December 31, 2006, the maturity date of the line of credit is September 26, 2007.

As of December 31, 2006 and June 30, 2006, we had outstanding borrowings of $12.9 million and $15.6 million, respectively, under our line of credit. Based on eligible receivables outstanding at December 31, 2006, we had $3.7 million of cash availability on the line of credit, and we were in compliance with the applicable financial covenant required by the loan and security agreement. At February 7, 2007, the outstanding balance in the line of credit was $9.9 million.

Although there can be no assurance, management believes that our line of credit and cash on hand should provide the working capital needed to maintain our base business. To accomplish growth via acquisition we would need to raise additional capital to execute our business plan and grow organically. If additional financing is required, there can be no assurance that we will be able to obtain such financing from our present line of credit or another lender at acceptable terms, or at all, or raise additional capital to execute our acquisition plan. Since borrowings under the line of credit bear interest at variable interest rates and represent a large portion of outstanding debt, our financial results could be materially affected by significant increases or decreases in interest rates.

Debt Securities

September 2005 Promissory Notes

On September 1, 2005, we closed a $3.0 million private debt placement with institutional and other accredited investors to fund the acquisition of H & W, develop our operations and for other general working capital purposes. We issued $3.0 million in 10% five-year Senior Secured Notes that require six semi-annual payments commencing on August 31, 2007 and a 40% balloon payment on August 31, 2010. The September 2005 Notes are redeemable by us, in whole or in part, by payment of a percentage of the principal amount, together with accrued but unpaid interest, if any, as follows: September 1, 2006 - August 31, 2007, 101%; and September 1, 2007 - August 31, 2010, 100%. In connection with the financing, we also issued four year warrants to purchase a total of 360,000 shares of our common stock at an exercise price of $2.28 per share, including customary redemption and registration rights. Total transaction costs related to the registration of the warrants were $20,000 and were included in paid-in capital.

Warrants to Convert a Portion of August 2003 Notes and January 2005 Notes to Equity

On June 30, 2006, the Company issued 1,057,283 warrants (the “Conversion Warrants”), exercisable for 90 days to certain note holders by which those note holders could exchange all or a portion of their promissory notes for the purchase of shares of the Company’s common stock at an exercise price of $2.54 per share. The note holders have the option to exercise these warrants in consideration for the retirement of up to $2.6 million of existing August 2003 and January 2005 notes. In addition, the Company agreed to pay 50% of the 5% call penalty, or a 2.5% penalty, with 25,787 warrants valued at $65,500. The issuance of the warrants created a modification to the notes by adding a conversion feature that did not previously exist under the original notes which substantially changed the instrument to have a non-cash conversion feature that was not in the original note, which substantially changed the debtor’s cash flow requirement. As a result of this modification, the effective interest rate of the January 2005 Notes and the August 2003 Notes changed from 19.7% and 23.6%, respectively, to 18.4%. The warrants were issued at the closing market price and are non-detachable. If the warrants are exercised they can only be settled by satisfaction of the notes. The 25,787 warrants are accounted for as a liability with mark to market feature adjustments. At December 31, 2006, the warrants were not exercised. In addition, the Company recorded a mark-to-market adjustment related to the 2.5% penalty that reduced the June 30, 2006, $65,500 liability to approximately $27,100. The Company recorded a mark-to-market adjustment of $38,400. The closing price of the common stock at December 31, 2006 was $1.40 per share. The Company trades on the NASDAQ under the stock ticker symbol “FUEL.”

By previous amendments between the Company and the note holders, the exercise period of the Conversion Warrants had been extended to February 14, 2007. On February 14, 2007, the Company agreed to further extend the exercise period for the Conversion Warrants to March 31, 2007, and to lower the exercise price of the warrants to $1.52 per share, the market price on the date of the amendment, in exchange for a deferral of $200,200 of the Company’s next scheduled principal payment on the August 2003 Notes to August 28, 2007, at which point the Company will be required to pay the scheduled principal payment as well as the suspended portion of the principal payment.

Results of Operations

The following is a summary of selected condensed unaudited consolidated results of operations for the three-month and six-month periods ending December 31, 2006 and 2005 (in thousands):

	For the Three-Month Periods Ended December 31				For the Six-Month Periods Ended December 31
			Increase (decrease)				Increase (decrease)
	2006	2005	$	%	2006	2005	$	%

Total revenues	$55,162	$66,751	$(11,589)	(17)%	$121,128	$119,547	$1,581	1%

Total cost of sales and services	52,062	62,922	(10,860)	(17)%	113,907	111,905	2,002	2%

Gross profit	3,100	3,829	(729)	(19)%	7,221	7,642	(421)	(6)%

Sales, general and administrative expenses	4,149	3,007	1,142	38%	7,799	5,541	2,258	41%

Interest expense	(835)	(964)	129	13%	(1,785)	(1,639)	(146)	(9)%

Interest and other income	(11)	--	(11)	(100)%	6	11	(5)	(45)%

Net loss	$(1,895)	$(142)	$(1,753)	(1,235)%	$(2,357)	$473	$(2,830)	(598)%

Gallons sold	21,385	25,249	(3,864)	(15)%	44,814	46,068	(1,254)	(3)%

Net margin	3,549	4,226	(677)	(16)%	8,102	8,377	(275)	(3)%

Net margin per gallon (in cents)	16.60	16.70	(0.10)	(1)%	18.00	18.20	(0.20)	(1)%

Comparison of Three Months Ended December 31, 2006 to December 31, 2005

Revenues

Revenues decreased $11.6 million, or 17%, in the current year quarter compared to the prior year quarter primarily due to a 3.9 million gallon decrease in gallons sold. The volume reduction caused $8.8 million of the revenue decrease and lower fuel prices resulted in the balance. In March 2006 we terminated operations in our Baltimore location and in August 2006 we curtailed a portion of the low margin fuel transport services business in our Mid-Continent division due to net margin contributions below acceptable levels. Both of these events impacted the current year quarter since the related revenues were included in the prior year quarter and not in the current year quarter. In addition, we experienced a decrease in emergency response services volume and related higher margins in the current year quarter due to improved weather conditions compared to the severe 2005 hurricane season. The decrease in fuel prices was directly attributable to an increase in fuel supplies together with a lower global demand for petroleum products.

Gross Profit

Gross profit decreased $729,000, or 19%, in the current year quarter compared to the prior year quarter. This decrease was primarily due to the impact of the reduction in the higher gross profit attributable to emergency response services in the current year quarter as compared to those services provided in the prior year quarter in connection with Hurricanes Katrina, Rita and Wilma. While overall gross profit decreased, the gross profit attributable to all other diversified products and services exceeded the prior year quarter. Further, the net margin per gallon for the current and prior quarters of 16.6 cents and 16.7 cents, respectively, which includes emergency response services in the prior year quarter, demonstrates the emphasis we place on developing net new business with a higher overall net margin per gallon contribution. There can be no assurance that the gross profit and net margin trends will continue in the future or that they will not decrease as a result of increased competition, customer resistance to higher prices for our services and/or reduction in emergency response services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,142,000 or 38%, in the current quarter compared to the prior year quarter. This increase is attributable to the following:

Corporate infrastructure, including costs related to the development and implementation of a new fully integrated accounting, operations, internal control and management information system to support the diversification and acquisition strategy	$661

Public company compliance expenses, including legal and auditing fees, proxy statements and name incorporation changes	264

Stock compensation expense attributable to SFAS 123(R)	22

Credit card fees	65

Provision for doubtful accounts	186

Other, net of reductions	(56)

Total increase	$1,142

The corporate infrastructure costs, which are required to be expensed under GAAP, are directly related to executing our business plan; were anticipated by management; and represent a commitment to our future growth, both organically and by selective acquisitions. While a portion of these costs may have been incurred absent infrastructure considerations, they primarily support our long-term objective to enhance shareholder value by investing now to benefit future performance. The components of corporate infrastructure costs include management and support personnel additions and retention, placement fees, information technology consulting, accounting support, acquisition strategies and analyses, facility leasing, legal assistance and integration travel and ancillary expenses.

Interest Expense

As a result of $1.8 million in principal payments on our August 2003 Notes and a reduction in the amount of borrowings under our bank line of credit, related stated rate interest expense decreased $89,000, or 13%, in the current quarter compared to the prior year quarter. The components of interest expense are as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Stated Rate Interest Expense:
Line of credit	$269	$276
Long term debt	319	383
Other	27	45
Total stated rate interest expense	615	704

Non-Cash Interest Amortization:
Amortization of deferred debt costs	76	90
Amortization of debt discount	144	170
Total amortization of interest expense	220	260

Total interest expense	$835	$964

Income Taxes

We recorded no income tax expense for the current year quarter. Our net operating loss carry forward at June 30, 2006 was $19 million.

Net Loss

The $1.8 million increase in net loss for the current year quarter over the prior year quarter resulted primarily from the decreased gross profit of $729,000, the increase in sales, general and administrative expenses of $1,142,000 offset by lower interest expense of $129,000.

EBITDA

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) decreased by $1.7 million to a negative $258,000, or 118%, in the current year quarter compared to the prior year quarter. This decrease was due to the $1.8 million increase in net loss increased by the reduction in total interest expense offset by increases in depreciation and amortization and amortization of stock compensation expense. Components of EBITDA for the quarters ended December 31, 2006 and 2005 are as follows (in thousands):

	For the Three Months Ended
	December 31,
	2006	2005

Net income (loss)	$(1,895)	$(142)
Add back:
Interest expense	615	704
Non-cash interest expense	220	260
Depreciation and amortization expense:
Cost of sales	449	397
Selling, general and administrative	229	134
Amortization of stock compensation expense	124	102
EBITDA	$(258)	$1,455

Comparison of Six Months Ended December 31, 2006 to December 31, 2005

Revenues

Revenues increased $1.6 million, or 1%, in the current year period compared to the prior year period notwithstanding a 1.3 million gallon decrease, or 3%, in gallons sold. Total volume variance between the two periods was essentially flat, together with lower fuel prices which decrease was offset by the inclusion of lubricants and chemicals revenue in the first quarter ending September 30, 2006, which was attributable to the acquisition of H & W that was not included in the first quarter ending September 30, 2005. In March 2006 we terminated operations in our Baltimore location and in August 2006 we curtailed a portion of the fuel transport business in our Mid-Continent division due to net margin contributions below acceptable levels. Both of these events impacted the current year period since the related revenues were included in the prior year period and not in the current year period. In addition, we experienced a decrease in emergency response services volume and related higher margins in the current year period due to improved weather conditions compared to the severe 2005 hurricane season. A decrease in fuel prices was directly attributable to an increase in fuel supplies together with a lower global demand for petroleum products.

Gross Profit

Gross profit decreased $421,000, or 6%, in the current year period compared to the prior year period. This decrease was primarily due to the impact of the reduction in the higher gross profit attributable to emergency response services in the current year period as compared to those services provided in the prior year period in connection with Hurricanes Katrina, Rita and Wilma. While overall gross profit decreased, the gross profit attributable to all other diversified products and services exceeded the prior year period. Further, the net margin per gallon for the current and prior periods of 18.0 cents and 18.2 cents, respectively, which includes emergency response services in the prior year period, demonstrates the emphasis we place on maintaining a maximum overall margin contribution. There can be no assurance that the gross profit and net margin trends will continue in the future or that they will not decrease as a result of increased competition, customer resistance to higher prices for our services and/or reduction in emergency response services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2,258,000 or 41%, in the current period compared to the prior year period. This increase is attributable to the following:

Corporate infrastructure, including costs related to the development and implementation of a new fully integrated accounting, operations, internal control and management information system to support the diversification and acquisition strategy	$1,314

Public company compliance expenses, including legal and auditing fees, proxy statements, and name incorporation changes	388

Stock compensation expense attributable to SFAS 123(R)	(43)

Credit card fees	121

Provision for doubtful accounts	133

Other, net of reductions	345

Total increase	$2,258

The corporate infrastructure costs, which are required to be expensed under GAAP, are directly related to executing our business plan; were anticipated by management; and represent a commitment to our future growth, both organically and by selective acquisitions. While a portion of these costs may have been incurred absent infrastructure and integration considerations, they primarily support our long-term objective to enhance shareholder value by investing now to benefit future performance. The components of corporate infrastructure and ongoing integration costs include management and support personnel additions and retention, placement fees, information technology consulting, accounting support, acquisition strategies and analyses, facility leasing, legal assistance and integration travel and ancillary expenses.

Interest Expense

As a result of the increase in the amount of borrowings under our bank line of credit, related stated rate interest expense increased $212,000, or 19%, in the current period compared to the prior year period. The components of interest expense are as follows (in thousands):

	Six Months Ended December 31,
	2006	2005
Stated Rate Interest Expense:
Line of credit	$606	$344
Long term debt	674	728
Other	55	51
Total stated rate interest expense	1,335	1,123

Non-Cash Interest Amortization:
Amortization of deferred debt costs	156	182
Amortization of debt discount	294	334
Total amortization of interest expense	450	516

Total interest expense	$1,785	$1,639

Income Taxes

We recorded no income tax expense for the six months ended December 31, 2006. Our net operating loss carry forward at June 30, 2006 was $19 million.

Net Income

The $2.8 million decrease in net income for the six-month period ended December 31, 2006 compared to the six-month period ended December 31, 2005 resulted primarily from the decrease in gross profit of $421,000, the increase in selling, general and administrative expenses of $2,258,000 and the increase in interest expense of $146,000.

EBITDA

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) decreased $2.3 million, or 72%, in the current year period compared to the prior year period. This decrease was primarily due to the $2.8 million decrease in net income, $146,000 increase in total interest expense, an increase in depreciation and amortization of $399,000 and a decrease in amortization of stock compensation expense of $43,000. Components of EBITDA for the six months ended December 31, 2006 and 2005 are as follows (in thousands):

	For the Six Months Ended
	December 31,
	2006	2005

Net income (loss)	$(2,357)	$473
Add back:
Interest expense	1,335	1,123
Non-cash interest expense	450	516
Depreciation and amortization expense:
Cost of sales	880	735
Selling, general and administrative	452	199
Amortization of stock compensation expense	151	194
EBITDA	$911	$3,240

Pro forma EBITDA

The following is a reconciliation of pro forma EBITDA, a non-GAAP measure:

	Three Months				Six Months
			Increase (decrease)				Increase (decrease)
	12/31/06	9/30/06	$	%	12/31/06	6/30/06	$	%

EBITDA	$(258)	$1,168	$(1,426)	(122)%	$911	$(1,458)	$2,369	162%
Add:
Corporate infrastructure costs	661	653	8	1%	1,314	1,483	(169)	(11)%
Non-cash provisions fordoubtful accounts and other	187	23	164	713%	210	318	(108)	(34)%
Non-cash provisions for slow moving inventory	—	—	—	—	—	172	(172)	(100)%
Pro forma EBITDA	$590	$1,844	$(1,254)	(68)%	$2,435	$515	$1,920	373%

This pro forma EBITDA information is an update of the information that was presented in our Form 10-K for the year ended June 30, 2006 and our Form 10-Q for the quarter ended September 30, 2006. It is intended to demonstrate the financial impact on our EBITDA of the incremental increase in corporate infrastructure costs we incurred during the current quarter and the first quarter ended September 30, 2006, as well as the six-month periods ended December 31, 2006 and June 30, 2006. These costs, which are required to be expensed under GAAP, are directly related to executing our business plan; were anticipated by management; and represent a commitment to our future growth, both organically and by selective acquisitions. While a portion of these costs may have been incurred absent infrastructure and integration considerations, they primarily support our long-term objective to enhance shareholder value by investing now to benefit future performance. The components of corporate infrastructure costs include management and support personnel additions and retention, placement fees, information technology consulting, accounting support, acquisition strategies and analyses, facility leasing, legal assistance and integration travel and ancillary expenses.

Although pro forma EBITDA is not a measure of financial performance under generally accepted accounting principles, we believe that the measure provides meaningful information relating to the use of resources in growing our business. We use pro forma EBITDA as an internal measure and believe it is also utilized as a measure of performance by the investment community. It is not meant to be considered a substitute or replacement for Net Income as prepared in accordance with generally accepted accounting principles and should be distinguished from conventional EBITDA which is also a non-GAAP measure.

The following is a reconciliation of net loss before non-cash items and corporate infrastructure costs to pro forma EBITDA, both of which are non-GAAP measures:

	Three Months				Six Months
			Increase (decrease)				Increase (decrease)
	12/31/06	9/30/06	$	%	12/31/06	6/30/06	$	%

Net loss	$(1,895)	$(462)	$(1,433)	(310)%	$(2,357)	$(5,351)	$2,994	56%

Non-Cash Items:
Depreciation - cost of sales	449	431	18	4%	880	932	(52)	(6)%
Depreciation and amortization - SGA	229	223	6	3%	452	258	194	75%
Amortization of deferred debt cost	76	79	(3)	(4)%	156	339	(183)	(54)%
Amortization of debt discount	144	150	(6)	(4)%	294	675	(381)	(56)%
Stock-based compensation Expense	124	27	97	359%	151	317	(166)	(52)%
Other non-cash expenses	—	(9)	9	100%	(9)	79	(88)	(111)%
Inventory reserve	—	—	—	—	—	172	(172)	(100)%
Provision for allowance for doubtful accounts	187	32	155	484%	219	318	(99)	(31)%
Total non-cash items	1,209	933	276	30%	2,143	3,090	(947)	(31)%

Net income (loss) before non-cash Items	(686)	471	(1,157)	(246)%	(214)	(2,261)	2,047	91%

Add: Corporate infrastructure costs	661	653	8	1%	1,314	1,483	(169)	(11)%

Net income (loss) before non-cash items and corporate infrastructure costs	(25)	1,124	(1,149)	(102)%	1,100	(778)	1,878	241%

Add: Stated rate of interest (see interest expense table)	615	720	(105)	(15)%	1,335	1,293	42	3%

Pro forma EBITDA	$590	$1,844	$(1,254)	(68)%	$2,435	$515	$1,920	373%

This reconciliation table reflects the significant impact that the non-cash items, corporate infrastructure costs have in the determination of pro forma EBITDA and is provided to demonstrate the material affect our financing, acquisition and corporate development programs had on the performance of our business during the quarters ended December 31, 2006 and September 30, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate debt outstanding to finance working requirements. This debt bears interest at the United States prime interest rate plus a fixed markup and is subject to change based upon interest rate changes in the United States. We do not currently use, and have not historically used, derivative instruments to hedge against such market interest rate risk. Increases or decreases in market interest rates could have a material impact on our financial condition, results of operations and cash flows. The interest on our $3.0 million September 2005 promissory notes, $6.1 million January 2005 promissory notes and our $6.925 million August 2003 promissory notes are fixed for the life of the notes at 10% per annum. The interest on our line of credit of up to $25 million is variable and may increase or decrease with future changes in interest rates but interest rates are not the only factor which could affect interest expense on the line of credit. For example, interest expense on the line of credit for the quarter ended December 30, 2006 was $269,000, a decrease of $7,000 over the same quarter in 2005, due primarily to a decrease in the average outstanding line of credit balance offset by higher prime interest rate. If our line of credit average outstanding balance were $15.0 million, an increase of 1% in the variable interest rate would result in additional interest expense of $150,000 per annum.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report on Form 10-Q. Based upon this evaluation, and in light of the previously identified material weakness in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were not effective in alerting them in a timely manner to material information required to be included in our periodic filings.  Notwithstanding such ineffectiveness, however, these officers and the Company believe that all necessary steps have been taken at the time of this filing to ensure the accuracy and completeness of the information contained in this report.

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

Remediation of Material Weakness in Internal Control over Financial Reporting.

Prior to June 30, 2006, and during the six-month period ended December 31, 2006, we implemented and have continued to implement measures to address the material weakness in our internal control over financial reporting and to improve the integrity of our reporting processes.

It is management’s objective to remediate the material weakness described above. The following describe the measures we have undertaken to improve overall internal control over financial reporting prior and subsequent to June 30, 2006, and which should materially affect our internal control over financial reporting:

•
We have significantly strengthened our management team, including the following appointments: Senior Vice President of Information Services & Administration and Chief Information Officer (April 2006, promoted December 2006); Senior Vice President of Marketing & Sales and Investment Relations Officer (July 2005; promoted December 2006); Controller of Corporate Accounting (September 2006); Controller of General Ledger Accounting and Controls (December 2006); Director of Revenue, Inventory and Payable Accounting and Assistant Controller (May 2005); Mid-Continent Division Controller (May 2006); and several additional information technology, staff accounting and administrative personnel.

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

•
We have significantly expanded our corporate infrastructure in order to upgrade and improve all internal accounting procedures and processes supporting our existing business and anticipated acquisitions.

•
We have initiated a program to develop and improve policies and procedures in connection with the operational performance of our internal finance and accounting processes and underlying information and reporting systems; establish greater organizational accountability and lines of responsibility and approval; and better support our processes operations.

•
We have improved our organizational structure to help achieve the proper number of, and quality of our, accounting, finance and information technology functions, including the proper segregation of duties among accounting personnel.

•	We have refined our period-end financial reporting processes to improve the quality and timeliness of our financial information.

Except as described above, there were no significant changes to our internal controls over financial reporting nor any changes in other factors that could significantly affect such internal controls during the quarter ended December 31, 2006.

PART II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

As previously reported, on October 10, 2006, the Company commenced a civil action in Broward County, Florida Circuit Court against Financial Accounting Solutions Group, Inc., (“FAS”), Kramer Professional Staffing, Inc., (“KPS”), and Mitchell Kramer, an officer, director, shareholder and control person of FAS and KPS (“Kramer”), alleging that Kramer, FAS and KPS (collectively, the “Defendants”) induced the Company to engage FAS to provide services with respect to (a) the implementation of certain Information Technology (“IT”) functions;(b) the modernization and expansion of the Company’s accounting and business technology capabilities, and (c) compliance with public company accounting requirements and the Sarbanes-Oxley Act (the “IT Projects”) by making numerous misrepresentations concerning the experience, capabilities and background of FAS and FAS’ personnel, FAS subsequently filed a countersuit in the same court seeking payment of additional fees allegedly due from the Company which is being jointly administered by the court with the Company’s action. On January 25, 2007, the Company filed an amended complaint in its lawsuit by which Alex Zaldivar, the managing director and a principal of FAS was added as an additional Defendant. In the amended complaint, the Company also made new claims for accounting malpractice, negligent training and supervision, and breach of fiduciary duty against the Defendants.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of Shareholders of Streicher Mobile Fueling, Inc. was held at the Westin Hotel, Fort Lauderdale, 400 Corporate Drive, Ft. Lauderdale, Florida on December 8, 2006. At the meeting, the shareholders approved the following proposals with the vote as set forth thereunder:

•	Election of Board of Directors

Director	Votes For	Votes Withheld
Wendell W. Beard	9,086,428	447,284
Richard E. Gathright	9,145,603	388,109
Steven R. Goldberg	9,114,313	419,399
Nat Moore	9,113,613	420,099
Larry S. Mulkey	9,110,643	423,069
C. Rodney O’Connor	9,141,503	392,209
Robert S. Picow	9,146,403	387,309

•	Approval of the change of the Company’s name to SMF Energy Corporation

Votes For	Votes Against	Votes Abstain
9,236,688	102,887	194,136

Abstentions and broker non-votes were counted for purposes of establishing a quorum only. Only those votes cast for the proposals were counted as voted in favor or affirmative votes.

The December 8, 2006 meeting was adjourned until December 22, 2006 in order to permit shareholders to cast their vote on the proposal to approve the merger of the Company into our wholly-owned Delaware subsidiary for the sole purpose of changing the Company’s state of domicile. At the adjourned meeting on December 22, 2006, the shareholders approved the reincorporation proposal by the following vote:

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
5,446,534	441,757	251,429	3,783,908

Once again, only those votes cast for the proposals were counted as voted in favor or affirmative votes.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMF ENERGY CORPORATION

February 16, 2007	By:	/s/ Richard E. Gathright
Richard E. Gathright
Chief Executive Officer and President

By:	/s/ Michael S. Shore
Michael S. Shore
Chief Financial Officer and Senior Vice President