Form 10-Q
period 2007-03-31
SMF ENERGY CORP
filed 2007-05-15
CIK 1024452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes☐. No☒.

As of May 10, 2007 there were 13,273,629 shares of the registrant’s common stock outstanding.

SMF ENERGY CORPORATION

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

Part I	Financial Information:

	Item 1. Condensed Unaudited Consolidated Financial Statements

	Condensed Unaudited Consolidated Balance Sheets as of March 31, 2007 and Audited June 30, 2006	3

	Condensed Unaudited Consolidated Statements of Operations for each of the three and nine months ended March 31, 2007 and 2006	4

	Condensed Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 and 2006	5

	Notes to Condensed Unaudited Consolidated Financial Statements	6

	Item 1A . Risk Factors	18

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4. Controls and Procedures	32

Part II	Other Information

	Items 1. thru 6.	34 - 35

	Signature Page	36

	Certifications	37 - 39

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

SMF ENERGY CORPORATION (FORMALLY KNOWN AS STREICHER MOBILE FUELING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 (Unaudited) and JUNE 30, 2006
(in 000’s, except share and per share data)

	March 31, 2007	June 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,485	$4,103
Accounts receivable, less allowances of $1,400 (June 30, 2006 - $1,252)	21,240	24,345
Inventories, less slow moving reserves of $376 (June 30, 2006 - $276)	2,251	3,321
Prepaid expenses and other current assets	400	413
Total current assets	27,376	32,182

Property and equipment, net	10,829	11,739
Identifiable intangible assets, net	2,866	3,148
Goodwill	228	228
Deferred debt costs, net	615	749
Other assets	59	68

Total assets	$41,973	$48,114
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$14,805	$15,612
Accounts payable	6,794	10,367
Accrued expenses and other liabilities	3,981	2,787
Current portion of long-term debt	3,304	2,118
Total current liabilities	28,884	30,884
Long-term liabilities:
Promissory notes, net of unamortized debt discount of $1,386 (June 30, 2006 - $1,652)	7,564	10,993
Capital lease obligations	—	25
Long-term debt, net	7,564	11,018
Deferred revenue	511	555
Other long-term liabilities	123	117
Total liabilities	37,082	42,574

Shareholders’ equity:
Common stock, par value $.01 per share; 50,000,000 shares authorized; 12,645,143 issued and outstanding at March 31, 2007 (June 30, 2006 - 10,491,143)	130	105
Additional paid-in capital	24,191	19,890
Accumulated deficit	(19,430)	(14,455)
Total shareholders’ equity	4,891	5,540
Total liabilities and shareholders’ equity	$41,973	$48,114

The accompanying notes to condensed unaudited financial statements are an integral part of these consolidated balance sheets.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.) AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2007 and 2006
(in 000’s, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Petroleum product sales and service revenues	$45,450	$51,806	$152,368	$157,060
Petroleum product taxes	6,367	7,490	19,875	21,408
Total revenues	51,817	59,296	172,243	178,468

Cost of petroleum product sales and service	42,972	49,548	142,658	147,166
Petroleum product taxes	6,367	7,490	19,875	21,408
Total cost of sales	49,339	57,038	162,533	168,574

Gross profit	2,478	2,258	9,710	9,894

Selling, general and administrative expenses	4,077	3,569	11,886	9,109

Operating (loss) income	(1,599)	(1,311)	(2,176)	785

Interest expense	(1,023)	(905)	(2,808)	(2,539)
Interest and other income	4	—	9	11

Loss before income taxes	(2,618)	(2,216)	(4,975)	(1,743)

Income tax expense	—	—	—	—

Net loss	$(2,618)	$(2,216)	$(4,975)	$(1,743)

Basic and diluted net loss per share	$(.23)	$(.23)	$(.46)	$(.18)

Basic and diluted weighted average number of shares outstanding during the period	11,600	9,814	10,867	9,642

The accompanying notes to condensed unaudited financial statements are an integral part of these consolidated statements of operations

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.) AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(in 000’s)

	Nine Months Ended March 31
	2007	2006
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(4,975)	$(1,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Cost of sales	1,316	1,130
Selling, general and administrative	672	342
Amortization of deferred debt costs	248	276
Amortization of debt discount	573	518
Stock based compensation expense	304	280
Provision for allowance for doubtful accounts	370	248
Provision for slow moving inventory	100	—
Other	17	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,735	(3,646)
Decrease in inventories, prepaid expenses and other assets	992	1,059
Decrease in accounts payable and other liabilities	(2,398)	(477)
Net cash used in operating activities	(46)	(2,013)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash used for business acquisitions, net of cash acquired	—	(1,751)
Purchases of property and equipment	(796)	(2,018)
Net cash used in investing activities	(796)	(3,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	185,882	187,145
Repayments of line of credit	(186,689)	(185,685)
Proceeds from private placement of common stock and warrants issuance	3,274	—
Costs related to the issuance of common stock and warrants	(256)	—
Proceeds from exercise of common stock options and warrants	31	1,211
Proceeds from issuance of promissory notes	—	3,000
Payments of debt issuance costs	(114)	(235)
Principal payment on promissory notes	(1,794)	(1,385)
Repayments of promissory notes	—	(452)
Capital lease payments	(110)	(11)
Net cash provided by financing activities	224	3,588

NET DECREASE IN CASH AND CASH EQUIVALENTS	(618)	(2,194)

CASH AND CASH EQUIVALENTS, beginning of the period	4,103	4,108
CASH AND CASH EQUIVALENTS, end of the period	$3,485	$1,914

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,084	$1,083

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Conversion of promissory notes to common shares	$630	$—
Amortization of stock compensation	$304	$280
Unamortized debt discount related to warrants and warrants extension	$327	$605

The accompanying notes to condensed unaudited financial statements are an integral part of these consolidated statements of cash flows.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS

In December 2006, the shareholders of Streicher Mobile Fueling, Inc. (“Streicher”), a Florida corporation, approved changing Streicher’s name to SMF Energy Corporation and the reincorporation of Streicher in Delaware by merger into a wholly owned Delaware subsidiary. Notwithstanding shareholder approval of the merger, the transaction was not immediately effected at that time because the reincorporation merger and name change required the approval of Streicher’s primary lender and other secured creditors. Effective February 14, 2007, as a result of Streicher’s receipt of all necessary approvals, Streicher merged with and into its wholly owned subsidiary SMF Energy Corporation (“the Company”). The merger changed the legal domicile of the Company to Delaware and its name to SMF Energy Corporation.

The Company provides commercial mobile and bulk fueling; integrated out-sourced fuel management; packaging, distribution and sale of lubricants and chemicals; transportation logistics; and emergency response services. The Company’s fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and re-supplying fixed-site and temporary bulk storage tanks and emergency power generation systems. A wide variety of specialized petroleum products, lubricants and chemicals are also distributed to refineries, manufacturers and other industrial customers. In addition, the Company’s fleet of special duty tractor-trailer units provides heavy hauling transportation logistics services over short and long distances to customers requiring the movement of over-sized equipment and heavy manufactured products. At March 31, 2007, the Company was conducting operations in the ten states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

(2) BASIS OF PRESENTATION

The condensed unaudited consolidated financial statements include the accounts of SMF Energy Corporation and its wholly owned subsidiaries, SMF Services, Inc., H & W Petroleum Company, Inc. and Streicher Realty, Inc. The earnings of subsidiaries are included from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed unaudited consolidated financial statements included herein have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Certain amounts have been reclassified to conform to current period presentation. The consolidated balance sheet as of June 30, 2006 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending June 30, 2007. These interim unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

(3)  RECLASSIFICATIONS

Certain amounts have been reclassified to conform to current period presentation. These changes had no impact on previously reported results of operations or shareholders’ equity. In accordance with EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented In the Income Statement (That Is, Gross Versus Net Presentation)”, the Company has reclassified its treatment of reporting for taxes on petroleum products that are sold to customers for which it does not bear risk of loss from a gross basis to a net basis. During the three months and nine months ended March 31, 2006, respectively, revenues and cost of sales were reduced by $745,000 and $2.4 million, respectively, to report these petroleum product taxes on a net basis. In accordance with EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, the Company has reclassified its treatment of reporting for sales of inventory to Company’s vendors from a gross basis to a net basis (net of service charges). During the nine months ended March 31, 2007 and 2006, respectively, revenue and cost of sales were reduced by $1.1 million and $487,000, respectively, to reflect this reclassification.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

(5) CASH AND CASH EQUIVALENTS

Total cash and cash availability was $4.9 million and $8.3 million at March 31, 2007 and June 30, 2006, respectively, and was $5.3 million at May 10, 2007. Total cash and cash availability includes cash as presented in the Company’s balance sheet and cash available to the Company through its line of credit. (See Note 7 - Line of Credit Payable.)

(6) INVENTORIES

The inventory balances at March 31, 2007 and June 30, 2006, which consist primarily of lubricants, diesel fuel, and gasoline, are stated at the lower of cost or market and include federal and state fuel taxes payable to vendors. Cost of product sales is determined on a first-in, first-out basis. At March 31, 2007, $376,000 was reserved for slow moving inventory.

(7) LINE OF CREDIT PAYABLE

The Company has a $25 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory. Interest is payable monthly at prime plus .75% (9.0% at March 31, 2007) and outstanding borrowings under the line are secured by substantially all of the Company assets other than its truck fleet and related equipment.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On February 14, 2007, Streicher Mobile Fueling, Inc. merged with SMF Energy Corporation, and contemporaneously, the Company and the financial institution executed an assumption agreement and amendment to the loan and security agreement, to which, among other things, SMF Energy Corporation assumed all of Streicher Mobile Fueling, Inc.’s obligation as a borrower to the loan agreement and the other financing agreements to which Streicher Mobile Fueling, Inc. was a party. The amendment (1) extended the loan term to June, 30, 2008 from September 26, 2007, and; (2) retained the fixed charge coverage ratio covenant at 1.0 to 1.0, but made the covenant effective at all times during the period beginning on February 15, 2007 through July 15, 2007 at $750,000 available on the facility and at all times thereafter at $2,000,000. Although the line of credit expires on June 30, 2008, it is classified as a current liability due to certain provisions in the agreement providing for subjective acceleration rights and requiring the Company to maintain a lockbox arrangement whereby cash deposits are automatically utilized to reduce amounts outstanding under the line of credit.

As of March 31, 2007 and June 30, 2006, the Company had outstanding borrowings of $14.8 million and $15.6 million, respectively, under the line of credit. Based on eligible receivables and inventory at March 31, 2007, the Company had approximately $1.4 million of cash availability on its line of credit, compared to $4.2 million availability on June 30, 2006 and was in compliance with the applicable covenants required by the loan and security agreement.

(8) OTHER LONG-TERM LIABILITIES

The Company accounts for asset retirement obligations in accordance with the provisions of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Retirement is defined as the other-than-temporary-removal of a long-lived asset from service. The term encompasses sale, abandonment, recycling or disposal in some other manner. The Company has estimated an associated liability for the removal and clean up of three underground fuel storage tanks and has estimated the total useful life of those tanks to be ten years. The estimated liability recorded for the asset retirement obligation of the tanks was $123,000 at March 31, 2007.

(9) DEFERRED REVENUE

At March 31, 2007, the Company’s liabilities included deferred revenue of $511,000 related to a 5 year supply contract that expires December 31, 2010. For the three and nine months ended March 31, 2007, the Company recognized $12,000 and $44,000, respectively, compared to $22,000 and $22,000 for the three and nine months ended March 31, 2006, respectively, related to this contract as an increase to gross profit. Pursuant to this contract, the Company is obligated to meet certain purchase requirements each year. If the quantities required by the supplier contract are not purchased, the Company may be obligated to refund a portion of the deferred revenue to the supplier.

(10) NET LOSS PER SHARE

Basic loss per share is computed by dividing the net loss by the weighted-average common shares outstanding during the period. Diluted earnings per share would be computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options and warrants would be reflected in diluted earnings per share by application of the treasury stock method. Since the Company reported a loss during the three and nine months ended March 31, 2007 and 2006, the Company excluded the impact of its common stock equivalents in the computation of dilutive loss per share for those periods, as their effect would be anti-dilutive.

Common stock equivalents outstanding, consisting of employee, director and unrelated third party stock options and warrants to purchase the Company’s common stock, were 3,274,837 and 2,580,525 at March 31, 2007 and 2006, respectively, at prices ranging from $0.92 to $7.63 per share. For the three and nine month periods ended March 31, 2007 and 2006, respectively, these common stock equivalents were excluded from the calculation of diluted loss per share because their impact would be anti-dilutive.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Under the 1996 Plan 500,000 shares of common stock are reserved for issuance upon exercise of options granted. Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options, with the amount reserved being increased each year by ten percent of the total shares subject to the 2000 Plan at the end of the previous calendar year. Options to purchase 237,261 shares of stock are available to be granted under the 2000 Plan. Because the Board of Directors has determined that no additional options will be granted under the 1996 Plan, no options to purchase shares of stock are available to be granted under the 1996 Plan.

Options granted under the 1996 Plan and the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant. Options granted under the 1996 Plan and the 2000 Plan are not exercisable after the period or periods provided in the respective option agreements.

Information concerning both the 1996 and 2000 employee stock option plans for the three and nine months ending March 31, 2007 is summarized as follows:

	Three Months Ended March 31, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Outstanding December 31, 2006	1,558,352	$2.03	$1.85
Granted	30,000	$1.61	$1.35
Exercised	—	—	—
Terminated	(61,500)	$3.52	$5.47
Outstanding March 31, 2007	1,526,852	$1.96	$1.69	$229,337
Exercisable March 31, 2007	1,049,752	$1.74	$1.47	$209,857

	Nine Months Ended March 31, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Outstanding June 30, 2006	1,443,852	$2.05	$1.86
Granted	157,000	$1.86	$1.67
Exercised	—	—	—
Terminated	(74,000)	$3.44	$4.99
Outstanding March 31, 2007	1,526,852	$1.96	$1.69	$229,337
Exercisable March 31, 2007	1,049,752	$1.74	$1.47	$209,857

The weighted average remaining contractual life for employee stock options outstanding and exercisable at March 31, 2007 is 5.9 years and 4.6 years, respectively. The weighted average remaining contractual life for 1,526,852 options vested or expected to vest in future periods at March 31, 2007 is 5.9 years with a weighted average exercise price of $1.96.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s nonvested employee stock options as of March 31, 2007 is presented below:

	Shares	Weighted average grant-date fair value
Nonvested at June 30, 2006	497,900	$2.21
Granted	157,000	$1.67
Vested	(149,300)	$1.66
Forfeited	(28,500)	$2.62
Nonvested at March 31, 2007	477,100

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

Under the Directors Plan, 350,000 shares of common stock are reserved for issuance upon the exercise of options granted. Each non-employee who serves as a member of the Company’s Board of Directors as of the effective date of the Directors Plan, and each non-employee who is elected or otherwise appointed as one of the Company’s directors thereafter, will receive a fully vested option to purchase 20,000 shares of stock. On the last day of each fiscal quarter that the Directors Plan is in effect, each non-employee director receives an additional option grant to purchase 725 shares of stock. Effective on March 31, 2007, these additional option grants were increased to 1,500 shares of stock. Further, in accordance with the Directors Plan, additional options may be granted to non-employee directors from time to time. Options to purchase 307,650 shares of common stock are outstanding at March 31, 2007 under the Directors Plan and options to purchase 42,350 shares of stock are available to be granted in the future. The weighted average grant date fair-value of director options granted during the three and nine months ended March 31, 2007 was $1.48 and $1.53, respectively.

Options granted under the Directors Plan expire no later than ten years from the date of grant and are, with limited exceptions, exercisable as of the grant date. All outstanding options as of March 31, 2007 are vested. The weighted average remaining contractual life for 307,650 outstanding and vested director stock options is 6.0 years with a weighted average exercise price of $1.75.

Information concerning the Director’s Plan for the three and nine months ending March 31, 2007 is summarized as follows:

	Three Months Ended March 31, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Outstanding December 31, 2006	298,650	$1.75	$1.56
Granted	9,000	$1.67	$1.48
Exercised	—	—	—
Terminated	—	—	—
Outstanding March 31, 2007	307,650	$1.75	$1.56	$41,100
Exercisable March 31, 2007	307,650	$1.75	$1.56	$41,100

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended March 31, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Outstanding June 30, 2006	289,950	$1.75	$1.56
Granted	17,700	$1.72	$1.53
Exercised	—	—	—
Terminated	—	—	—
Outstanding March 31, 2007	307,650	$1.75	$1.56	$41,100
Exercisable March 31, 2007	307,650	$1.75	$1.56	$41,100

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation granted to employees. The Company adopted SFAS 123R on July 1, 2005 using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after July 1, 2005 and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to July 1, 2005 that remain unvested on July 1, 2005. The amortization of stock compensation expense for the three months ended March 31, 2007 and 2006 was $153,000 and $86,000, respectively, and for the nine months ended March 31, 2007 and 2006, was $304,000 and $280,000, respectively. As a result of adopting SFAS 123R, these charges are included in selling, general and administrative expenses in the Company’s Condensed Unaudited Consolidated Statement of Operations increasing net losses by those amounts and increasing basic and diluted loss per share of by $0.01 and $0.01 for the three months ended March 31, 2007 and 2006, respectively; and $0.03 and $0.03 for the nine months ended March 31, 2007 and 2006, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the rate for 10 year U.S. Treasury bonds. As of March 31, 2007, there was $729,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The total unrecognized compensation cost will be expensed over a weighted average period of 1.04 years. The fair value of the stock options are expensed on a uniform straight-line basis over the vesting period.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Assumptions:
Risk free interest rate	4.53%	4.69%	4.69%	4.69%
Dividend yield	-0-	-0-	-0-	-0-
Expected volatility	105.7%	108.7%	107.0%	108.7%
Expected life	8.0	9.3	8.0	9.3
Forfeiture rate	17.05%	2.48%	10.20%	2.41%

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(12) LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2007	June 30, 2006
September 2005 promissory notes (the “September 2005 Notes”); 10% interest due semi-annually, February 28 and August 31; principal payments of $300,000 due beginning August 31, 2007 and thereafter semi-annually on August 31 and February 28; and a balloon payment of $1,200,000 due at maturity on August 31, 2010; effective interest rate of 19.9% includes cost of warrants and other debt issue costs	$3,000	$3,000

January 2005 promissory notes (the “January 2005 Notes”); 10% interest due semi-annually, July 24 and January 24; principal payments of $540,000 due July 24, 2007, and thereafter semi-annually on January 24 and July 24; and a balloon payment of $2,160,000 due at maturity on January 24, 2010; effective interest rate of 22.8% includes cost of warrants and other debt issue costs	4,860	6,100

August 2003 promissory notes (the August 2003 Notes”); 10% interest due semi-annually, December 31 and June 30; principal payments of $692,500 due August 28, 2007, and thereafter semi-annually on August 28 and February 28; and a balloon payment of $2,770,000 due at maturity on August 28, 2008; effective interest rate of 18.6% includes cost of warrants and other debt issue costs	4,355	5,540

Various capital leases; interest rates range from 12.0% to 15% with monthly principal and interest payments; leases expire between February 2008 and March 2008	39	148

Unamortized debt discount, net of amortization	(1,386)	(1,652)

Less: current portion	(3,304)	(2,118)

Long-term debt, net	$7,564	$11,018

On March 29, 2007, 424,835 shares of the Company’s common stock were issued at an exercise price of $1.52 per common share for an aggregate price of $645,750. This was the result of the conversion of outstanding promissory notes into the Company’s common stock through the exercise of non-detachable warrants to purchase 414,474 shares of the Company’s common stock and prepayment penalty warrants to purchase 10,361 shares of the Company’s common stock. The transaction resulted in the reduction of $630,000 of debt and a reduction of $15,750 of the prepayment penalty liability, which is reflected in the long term liabilities of the balance sheet. As a result of this conversion, the scheduled principal payments were reduced from $610,000 to $540,000. In conjunction with this transaction, the Company wrote off $108,000 related to the unamortized debt discount associated with the converted debt. This write-off is recorded immediately upon the conversion of the associated debt.

September 2005 Promissory Notes

On September 1, 2005, the Company closed a $3.0 million private debt placement (the “September 2005 Notes”) with institutional and other accredited investors in order to fund the H & W acquisition (see Note 14 - Acquisition Transactions), develop its operations and for other general working capital purposes. The Company issued $3.0 million in 10% five-year Senior Secured Notes that require six semi-annual payments commencing on August 31, 2007 and a 40% balloon payment on August 31, 2010. The September 2005 Notes are redeemable by the Company, in whole or in part, by payment of a percentage of the principal amount, together with accrued but unpaid interest, if any, as follows: September 1, 2006 - August 31, 2007, 101%; and September 1, 2007 - August 31, 2010, 100%. The September 2005 Notes are secured by a first priority interest in the vehicles, equipment and other physical assets, other than inventory, of H & W. The H & W inventory is subject to a first priority security interest held by the primary lender. In connection with the financing, the Company also issued four year warrants to purchase a total of 360,000 shares of the Company’s common stock at an exercise price of $2.28 per share, including customary redemption and registration rights. These warrants were valued at $605,000, using the Black-Scholes option pricing model and recorded as an increase in additional paid in capital, and the imputed interest is being amortized to interest expense over the five-year life of the Notes.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants to Convert a Portion of August 2003 Notes and January 2005 Notes to Equity

On June 30, 2006, the Company issued 1,057,283 warrants (the “Conversion Warrants”), exercisable for 90 days to certain note holders by which those note holders could exchange all or a portion of their promissory notes for the purchase of shares of the Company’s common stock at an exercise price of $2.54 per share. The note holders have the option to exercise the Conversion Warrants in consideration for the retirement of up to $2.6 million of existing August 2003 and January 2005 notes. In addition, the Company agreed to pay 50% of the 5% call penalty, or a 2.5% penalty, with 25,787 warrants valued at $65,500. The issuance of the warrants created a modification to the notes by adding a conversion feature that did not previously exist under the original notes. This modification substantially changed the instrument to have a non-cash conversion feature that was not in the original note, which substantially changed the debtor’s cash flow requirement. As a result of this modification, the effective interest rate of the January 2005 Notes and the August 2003 Notes changed from 19.7% and 23.6%, respectively, to 22.8%. The warrants were issued at the closing market price and are non-detachable. If the warrants are exercised they can only be settled by satisfaction of the notes. The warrants related to the penalty are accounted for as a liability with mark to market feature adjustments. At March 31, 2007, the outstanding warrants related to the penalty were 15,426, reduced from the original 25,787 as a result of the conversion described below, and recorded as a liability at $25,800 based on a closing price of the Company’s common stock of $1.67 per share.

By previous amendments between the Company and the note holders, the exercise period of the Conversion Warrants had been extended to February 14, 2007. On February 14, 2007, the Company agreed to further extend the exercise period for the Conversion Warrants to March 31, 2007, and to lower the exercise price of the warrants to $1.52 per share, the market price on the date of the amendment. In exchange, the Company received a deferral of $200,200 of the Company’s next scheduled principal payment on the August 2003 Notes to August 28, 2007, at which point the Company will be required to pay the scheduled principal payment as well as the suspended portion of the principal payment. On March 29, 2007, the Company further amended the agreements extending the exercise period of the warrants to June 30, 2007; and clarifying that any portion of the principal, interest or prepayment penalty outstanding may be used as payment of the exercise price of the warrants. As a result of the warrants extension, the Company recorded $327,000 as a valuation adjustment to the unamortized debt discount. (See Note 13 - Shareholder’s Equity) In addition, on March 29, 2007, 414,474 non-detachable warrants and 10,361 prepayment penalty warrants were converted to the Company’s common stock reducing the January 2005 Note by $630,000 to $4,860,000 and reducing the deferred prepayment penalty by $15,850. More Conversion Warrants were exercised after March 31, 2007. (See Note 17- Subsequent Events.)

Other

In connection with the August 2003, January 2005 and September 2005 Notes, the Company recorded unamortized debt discounts which are being amortized as non-cash interest expense over the respective term of the debt issued under the effective interest method. The outstanding unamortized debt discounts at March 31, 2007 and June 30, 2006 were $1.4 million and $1.7 million, respectively. These non-cash discounts are related to the valuation of common stock warrants issued to the note holders and the placement agents in the financing transactions; and to any subsequent valuation adjustments made due to warrant extensions. The discounts do not reduce the amount of principal cash repayments required to be made by the Company for the outstanding balance of $12.2 and $14.6 million at March 31, 2007 and June 30, 2006, respectively. The warrants issued to purchase the Company’s common stock were valued using the Black-Scholes option pricing model and were recorded as an increase to additional paid-in capital.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s debt agreements for its line of credit facility and for the August 2003, January 2005 and September 2005 Notes have covenants establishing certain financial requirements and operating restrictions. The Company’s failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate the Company’s debt repayment obligations under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements. Accordingly, a default under any of the debt agreements would have a material adverse effect on the Company’s liquidity and capital resources. At the date of this filing the Company is in compliance with the applicable covenants required by its debt agreements.

(13) SHAREHOLDERS’ EQUITY

The following reflects the change in shareholders’ equity for the nine months ended March 31, 2007 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

June 30, 2006	$105	$19,890	$(14,455)	$5,540

Issuance of common stock through the exercise of warrants	—	31	—	31

Issuance of common stock through the exercise of warrants related to the conversion of promissory notes	4	642	—	646

Issuance of common stock and warrants from private placement, net of issue costs	21	2,997	—	3,018

Valuation adjustment for warrants extension	—	327	—	327

Amortization of employee stock compensation expense	—	304	—	304

Net loss for the period	—	—	(4,975)	(4,975)

March 31, 2007	$130	$24,191	$(19,430)	$4,891

In September and October 2006, the Company issued an aggregate of 35,000 shares of its common stock for an amount of approximately $31,000 as a result of the exercise of warrants.

On March 29, 2007, the Company issued 424,835 shares at an exercise price of $1.52 for an aggregate amount of approximately $646,000 as a result of the conversion of outstanding promissory notes through the exercise of common stock warrants. (See Note 12 - Long Term Debt).

On February 15, 2007, the Company completed a $3.3 million private placement offering of unregistered shares of its common stock and warrants to purchase its common stock to a group of qualified institutional buyers and accredited investors. The offer consisted of the sale of 423,800 units (“Units”) at a price of $7.725 per Unit. Each Unit was comprised of five shares of the Company’s common stock valued at $1.52 each and one warrant to purchase one share of the Company’s common stock at an exercise price of $1.52. The offering warrants will terminate on the earlier of the fourth anniversary of the offering closing date or the week after the common stock trades at 200% of the exercise price for twenty consecutive days. The offering warrants have customary anti-dilution and underlying stock registration rights. As a result of this transaction, the Company issued 2.1 million shares of common stock and warrants to purchase 423,800 shares of the Company’s common stock. The placement agent also received additional warrants to purchase 130,955 shares of the Company’s common stock at an exercise price of $1.90 per share.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The net proceeds of the offering were approximately $3.0 million, after payment of a $196,000 fee (6%) to the placement agent and related expense reimbursements, legal fees, blue sky fees and other costs of approximately $61,000. The net proceeds were used for repayment of $732,300 of principal on the Company’s August 2003 Notes. The remainder of the proceeds will be used for an additional $200,200 repayment on those notes that was deferred to August 2007, for accrued interest on those notes and for general working capital purposes.

As a result of the amendments made during the nine months ended March 31, 2007, between the Company and the note holders as described in Note 12 - Long Term Debt, whereby the exercise price of the warrants was lowered and the exercise period of such warrants was extended; the Company, in accordance with EITF Issue No. 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, EITF Issue No. 06-06, “Application of Issue No. 05-07 - Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”, and EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” revalued those warrants and recorded a $327,000 valuation adjustment increasing the outstanding unamortized debt discount. This valuation adjustment affected additional paid in capital as well as the unamortized debt discount associated with the promissory notes.

Per SFAS 123R, “Share-Based Payment”, companies are required to expense the grant-date fair value of stock options and other equity-based compensation granted to employees. In accordance with SFAS 123R, for the nine months ended March 31, 2007, the Company recorded amortization of stock compensation expense, with a correlating increase to shareholder’s equity, in the amount of $304,000.

(14) ACQUISITION TRANSACTIONS

Shank Services Acquisition and Related Financing

On February 18, 2005, the Company acquired certain assets of Shank C&E Investments, L.L.C (“Shank Services”), a Texas based provider of commercial fuel, petroleum lubricant distribution and sales and heavy haul transportation services, for total consideration of $6.4 million, consisting of a cash payment of $5.8 million and $639,000 of acquisition costs. The majority of the assets acquired consisted of transportation vehicles, tanks and other fixed assets. The Company recorded approximately $100,000 in intangible assets as part of the acquisition. The Company did not assume any material liabilities or debt of Shank Services.

In January 2005, in anticipation of the February closing of the Shank Services acquisition, the Company completed a $6.1 million private placement to fund the acquisition, to develop its operations and for other general corporate purposes.

Acquisition of H & W and Related Financing

On October 1, 2005, the Company acquired all of the outstanding capital stock of H & W Petroleum Company, Inc. (“H & W”), a Texas corporation, for an aggregate consideration of approximately $5.9 million. This consideration included the payments due upon collection of certain receivables totaling $2.0 million and was paid with a combination of cash, the assumption of specific liabilities and the issuance of two year promissory notes totaling $2.5 million. The promissory notes are subject to an earn-out provision based on the performance of the acquired Company. H & W markets and distributes branded and non-branded lubricants, fuels and other petroleum products in Texas. Immediately prior to the Company purchase of H & W’s stock, H & W had acquired the operating assets and limited inventory of Houston-based Harkrider Distributing Company, Incorporated (“Harkrider”), including Harkrider’s business of marketing and distributing dry cleaning solvents, chemicals and petroleum products. H & W and Harkrider service the Houston, Beaumont, Dallas/Fort Worth, Baton Rouge, Freeport, Longview, Lufkin, San Antonio, Waco and Waxahachie markets in Texas, as well as the New Orleans, Louisiana market. The Company recorded approximately $3.4 million in intangible assets and $228,000 in goodwill as part of the acquisition. The condensed unaudited consolidated financial statements presented herein include the results of operations of H & W from October 1, 2005.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma consolidated statement of operations has been prepared as if the acquisition of H & W occurred at July 1, 2005 (in thousands, expect per share data).

Nine Months Ended March 31, 2006
Total revenues	$185,376
Total cost of sales and service	174,772

Gross profit	10,604

Net loss	$(3,768)

Basic and diluted net loss per share	$(0.35)

(15) IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of March 31, 2007 and June 30, 2006 (in thousands):

	March 31, 2007			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer relationships	$1,768	$218	$1,550	$1,768	$121	$1,647
Favorable leases	196	59	137	196	29	167
Trademarks	687	69	618	687	34	653
Supplier contracts	801	240	561	801	120	681
Total	$3,452	$586	$2,866	$3,452	$304	$3,148

Goodwill			$228			$228

Amortization of intangible assets was $95,000 and $96,000 for the three months ended March 31, 2007 and 2006, respectively, and $282,000 and $208,000 for the nine months ended March 31, 2007 and 2006, respectively. The estimated amortization expense related to the intangible assets in existence as of March 31, 2007 over the next fiscal periods is as follows (in thousands):

Remainder of fiscal 2007:	$95
Fiscal 2008:	382
Fiscal 2009:	370
Fiscal 2010	357
Fiscal 2011:	206
Other:	1,456
Total:	$2,866

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized, but it tested at least annually for impairment.

(16) LEGAL PROCEEDINGS

As previously reported, on October 10, 2006, the Company commenced a civil action in Broward County, Florida Circuit Court against Financial Accounting Solutions Group, Inc., (“FAS”), Kramer Professional Staffing, Inc., (“KPS”), and Mitchell Kramer, an officer, director, shareholder and control person of FAS and KPS (“Kramer”), alleging that Kramer, FAS and KPS (collectively, the “Defendants”) induced the Company to engage FAS to provide services with respect to (a) the implementation of certain Information Technology (“IT”) functions;(b) the modernization and expansion of the Company’s accounting and business technology capabilities, and (c) compliance with public company accounting requirements and the Sarbanes-Oxley Act (the “IT Projects”) by making numerous misrepresentations concerning the experience, capabilities and background of FAS and FAS’ personnel. FAS subsequently filed a countersuit in the same court seeking payment of additional fees allegedly due from the Company. The countersuit is being jointly administered by the court with the Company’s action. On January 25, 2007, the Company filed an amended complaint in its lawsuit by which Alex Zaldivar, the managing director and a principal of FAS, was added as an additional Defendant. In the amended complaint, the Company also made new claims for accounting malpractice, negligent training and supervision, and breach of fiduciary duty against the Defendants. The parties have exchanged some written discovery and a mediation hearing is currently scheduled for July 2007.

 NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(17) SUBSEQUENT EVENTS

Conversion of Debt

On April 3, 2007, the Company issued 203,651 shares of the Company’s common stock at an exercise price of $1.52 per common shares for an aggregate value of $309,550. This was the result of the exercise of the Conversion Warrants (see Note 12 - Long Term Debt - Warrants to Convert a Portion of August 2003 Notes and January 2005 Notes to Equity) by which $302,000 of the principal amount and $7,550 of the prepayment penalty balance August 2003 notes were converted into common shares.

Sale of Equipment

In May, 2007, the Company sold 29 pieces of equipment for an aggregate amount of $1.1 million, realizing a net gain of $321,000. The proceeds of the sale will be used to upgrade the Company’s fleet through the purchase of newer and under warranty equipment thus reducing future repair and maintenance costs. Such equipment will be replacement collateral under the January 2005 Notes.

ITEM 1A. RISK FACTORS

In addition to the Risk Factors reported in our Form 10-K for the year ended June 30, 2006, our losses in the first three quarters of fiscal 2007 and the scheduled principal payments due during the next twelve months on our secured debt financings, if not deferred, converted to equity or retired, have increased our need for additional capital. The February 2007 private placement of $3.3 million helped to alleviate that need. While our $3.485 million cash position at March 31, 2007 is $1.57 million more than our cash position at March 31, 2006 and only $618,000 less than June 30, 2006, the $4.975 million loss for the nine month period ended March 31, 2007 has adversely affected our working capital and net worth. Accordingly, we may still require additional capital in the future. We presently believe that we will be able to obtain additional capital if needed but there can be no assurance that we will do so or that such capital can be obtained on acceptable terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the Company’s condensed unaudited consolidated financial statements and related notes for the three months and nine months ended March 31, 2007 and 2006, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended June 30, 2006.

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

The forward-looking statements include, but are not limited, to the following:

•
our beliefs regarding our position in the commercial mobile fueling and bulk fueling; lubricant and chemical packaging, distribution and sales; integrated out-sourced fuel management services; and transportation logistics markets.

•	our strategies, plan, objectives and expectations concerning our future operations, cash flows, margins, revenues, profitability, liquidity and capital resources.

•	our efforts to improve operational, financial and management controls and reporting systems and procedures.

•	our plans to expand and diversify our business through acquisitions of existing companies or their operations and customer bases.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We caution readers of this report that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to the Risk Factors listed in Item 1A of our Form 10K for the year ended June 30, 2006 (“fiscal 2006”), could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	the avoidance of future net losses;

•	the avoidance of adverse consequences relating to our outstanding debt;

•
our continuing ability to pay interest and principal on our bank line of credit; the outstanding balances of $4.4 million of the August 2003 Notes; $4.9 million of the January 2005 Notes; and $3.0 million of the September 2005 Notes; and to pay our accounts payable and other liabilities when due;

•	our continuing ability to comply with financial covenants contained in our credit agreements;

•	our ability to retire or convert debt to equity ;

•	the avoidance of significant provisions for bad debt reserves on our accounts receivable;

•	continuing demand for our products and services at competitive prices and acceptable margins;

•	the avoidance of negative customer reactions to new or existing marketing strategies;

•	avoidance of significant inventory reserves for slow moving products;

•	our continuing ability to acquire sufficient trade credit from fuel and lubricants suppliers and other vendors;

•	successful completion of the process of integrating the Shank Services and H & W operations into our existing operations, and enhancing the profitability of the integrated businesses;

•
our continuing ability to make acquisitions and diversify, including the availability of sufficient capital to finance additional businesses and to support the infrastructure requirements of a larger combined company;

•	successful completion of the implementation of our new information management system;

•	success in responding to competition from other providers of similar services;

•	the impact of economic and market conditions.

Overview

Our Business

We provide commercial mobile and bulk fueling; integrated out-sourced fuel management; packaging, distribution and sale of lubricants and chemicals; transportation logistics; and emergency response services. Our fleet, which includes specialized and customized trucks and vehicles, delivers petroleum products to customers’ locations. Our fueling services are delivered on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and providing fuel for emergency power generation systems. We also distribute a wide variety of specialized petroleum products, lubricants and chemicals to refineries, manufacturers and other industrial customers. In addition, our fleet, which also consist of special duty tractor-trailer units, provides heavy hauling transportation logistics services over short and long distances to customers requiring the movement of over-sized and/or over-weight equipment and heavy manufactured products. At March 31, 2007, we were conducting operations in the ten states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

We have historically generated substantially all of our revenues from commercial mobile and bulk fueling and integrated out-sourced fuel management services. Our business has changed significantly since the year ended June 30, 2005 (“fiscal 2005”) as we embarked on an acquisition and diversification strategy. During fiscal 2005 and 2006, we completed the acquisitions of Shank Services and H & W Petroleum Company, Inc., respectively. These acquisitions have enabled us to expand and to increase our service offerings and correspondingly increase our revenues. As a result of those acquisitions, we now also generate revenues from packaging, distribution and sales of lubricants and chemicals and transportation logistic services. Subsequent to the acquisitions, we have concentrated on integrating the acquired entities, expanding the reach of the existing business and identifying other potential acquisition targets. As we continue to execute our acquisition and diversification strategy and emphasize our ability to serve more lubricants customers, we believe we will gain market share and recognition as the lubricants supplier of choice based on service dependability, technical knowledge and price acceptability.

Acquisitions

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

On October 1, 2005, the Company acquired all of the stock of H & W Petroleum Company, Inc. (“H & W”), a Houston, Texas based marketer and distributor of lubricants, commercial fuels and petroleum products. Immediately prior to the consummation of this transaction, H & W acquired the operating assets of Harkrider Distributing Company, Incorporated (“Harkrider”), a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products, which was related to H & W through some common shareholder ownership . In addition to providing service to the greater Houston metropolitan area, the combined H & W and Harkrider operations also serve the Beaumont, Freeport, Longview, Lufkin, San Antonio, Waco and Waxahachie markets in Texas and the New Orleans market in Louisiana.

Since the acquisition of Shank Services and H & W, the delays we experienced in implementing our ERP system have slowed the pace of our acquisitions. We believe that, with the recent completion of that implementation, we are now in a position to make additional acquisitions consistent with our long term strategy. We continue to evaluate prospective acquisitions but have not entered into any binding agreements or made any informal commitments to proceed with an acquisition.

Key Developments

Since our last quarter release, we continued to execute on several of our core strategies that impacted our results of operations:

•
We strenthened our balance sheet, as reflected in the $1.5 million or 45% increase in stockholder’s equity when compared to last quarter. This was the result of a capital raise and conversion of debt partially offset by the net loss incurred during the third quarter of 2007.

•
We have completed, as of May 15, 2007, the implementation of our information systems to better support our key initiatives of diversification and acquisition and to integrate the companies acquired in 2005. The Enterprise Resource Planning (“ERP”) operating and accounting systems replaced three legacy systems. The effective utilization of the new systems will enable us to realize economies of scale and eliminate duplicative costs while creating an improved capability to integrate future acquisitions on an accelerated basis. We believe that the distractions associated with this implementation impacted our ability to manage the acquisitions and, to a lesser extent, the legacy business was severely hampered by an incomplete and disjointed set of information tools, impairing our profitability. We also believe that the disruptions created by the implementation of the new system are now behind us.

•
We raised additional capital through a $3.3 million private placement of 2.1 million shares of our common stock and warrants to purchase an additional 423,800 shares. The proceeds from the placement were used to satisfy $732,300 in payment obligations related to our August 2003 promissory notes. The remaining funds will be used for an additional $200,200 repayment on the same promissory notes (which payment was deferred to August 2007), a related interest payment and general working capital purposes.

•
We reduced our outstanding promissory notes by an additional $630,000 through their conversion into common stock as a result of the exercise of common stock purchase warrants with the conversion of promissory notes by certain investors. While the conversion or retirement of the promissory notes resulted in immediate additional non-cash interest expense as a result of the write-offs of the related debt discount and deferred debt costs, it favorably impacts our future cash needs by reducing principal payment and debt service costs.

•	After March 31, 2007, the aggregate principal amount of our promissory notes was reduced an additional $302,000 by another conversion into common stock resulting from the exercise of warrants.

•
We entered into an amendment to the line of credit to extend the maturity date from September 25, 2007 to June 30, 2008 and modified certain financial covenants. We believe that the extension will enable us to continue to meet the working capital needs of the base business.

•
External factors beyond our control have continued to impact the Company’s results of operations. Market prices for fuel continued to increase during the third quarter of fiscal 2007. While fuel price fluctuations affect our revenues, our gross profits are generally not affected by such fluctuations as we are able to pass the increased cost of the product on to our customers. However, higher fuel prices coupled with a slowing economy have decreased the demand for the services and goods provided by the transportation, manufacturing, services and other industries which make up the majority of our customer base. While we have continued to increase the organic growth in our mobile fueling services through the addition of new customers seeking to reduce fuel costs, the decrease in our existing customers’ business has resulted in lower volumes of fuel being supplied by us to these customers.

Key financial and operating measures during the third quarter 2007 include:

•
Net loss from operations for the third quarter 2007 was $2.6 million compared to $2.2 million for the same period of 2006. The primary reason for the $402,000 increase in the net loss was the $508,000 increase in selling, general and administrative expenses due to the incremental corporate infrastructure costs of $477,000 incurred to support the acquisition and diversification strategies of the Company; and an increase in interest expense of $118,000 which was mainly attributable to a non-cash write-off of unamortized debt discount related to the conversion of the debt into common stock. These increases in expenses were partially offset by a $220,000 increase in gross profit resulting from our emphasis on developing new business with higher overall net margin per gallon contribution.

•
Earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP measure, for the third quarter 2007 was $(787,000) compared to an EBITDA of $(687,000) for the same period of 2006. The primary reason for the $100,000 decrease was the increase in selling, general and administrative expenses discussed above, partially offset by the $220,000 increase in gross profit.

•
Financial results from our commercial mobile and bulk fueling services business continue to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved. The 3.7 million gallon reduction in the current quarter compared to the prior year quarter was primarily due to the termination of operations in our Baltimore location in March 2006 and the curtailment in August 2006 of a portion of the low margin fuel transport services business in our Mid-Continent division. In addition, we believe our volume decrease is also a result of a decrease in industry demand as reflected in the contraction in activity in the trucking industry.

•
For the quarter ended March 31, 2007, net margin per gallon was 14.3 cents per gallon compared to 11.0 cents per gallon for the prior year quarter. The increase in net margin per gallon was the result of our elimination or reduction of prior low margin business, including the termination of operations in our Baltimore location and the curtailment of low margin fuel transport services business. With the completion of the implementation of our ERP systems, we anticipate that, in the future, management will be in a better position to evaluate and identify lower margin operations and services and respond accordingly.

Results of Operations

To monitor our results of operations, we review key financial information including net revenues, gross profit, selling, general and administrative expense, net income or losses, and non-GAAP measures such as EBITDA and Proforma EBITDA. As our businesses are integrated, we continue to seek ways to more efficiently manage and monitor our business performance. We also review other key operating metrics such as the number of gallons sold and net margins per gallons sold. As our business is dependent on the supply of fuel and lubricants, we closely monitor pricing and fuel availability of our suppliers in order to choose the most cost effective products.

EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. EBITDA is commonly defined as earnings or loss before interest, taxes, depreciation and amortization. We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. All companies do not calculate EBITDA in the same manner, and EBITDA as presented by SMF Energy may not be comparable to EBITDA presented by other companies. SMF Energy defines EBITDA as earnings or loss before interest, taxes, depreciation, amortization and amortization of employee stock option expense. Included in our analysis of results of operations is a reconciliation of net loss to EBITDA that should be read in conjunction with the financial statements.

Net margin per gallon is calculated by adding gross profit to the cost of sales depreciation and amortization and dividing that sum by the number of gallons sold.

Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006

The following is a summary of the Company’s selected condensed unaudited consolidated results of operations for the three months ended March 31, 2007 (“the third quarter 2007”) and for the three months ended March 31, 2006 (“the third quarter 2006”) (in thousands):

	For the Three Months Ended March 31,
			Increase (decrease)
	2007	2006	$	%

Total revenues	$51,817	$59,296	$(7,479)	(13)%

Total cost of sales and services	49,339	57,038	(7,699)	(13)%

Gross profit	2,478	2,258	220	10%

Selling, general and administrative expenses	4,077	3,569	508	14%

Interest expense	1,023	905	118	13%

Interest and other income	(4)	—	(4)	(100)%

Net loss	$(2,618)	$(2,216)	$(402)	18%

Gallons sold	20,407	24,079	(3,672)	(15)%

Net margin	$2,915	$2,652	$263	10%

Net margin per gallon (in cents)	14.30	11.00	3.30	30%

EBITDA (non-GAAP measure)	$(787)	$(687)	$(100)	(15)%

Revenues

Revenues decreased $7.5 million or 13% in the third quarter 2007 compared to the third quarter 2006. This decrease is primarily due to a 3.7 million gallon or 15% decrease in gallons sold. The volume reduction caused $9.0 million of the revenue decrease offset by a positive price variance largely due to higher overall market prices. In March, 2006 we terminated operations in our Baltimore location and in August, 2006 we curtailed a portion of the low margin fuel transport services business in our Mid-Continent division due to net margin contributions below acceptable levels. As both of these events occurred during 2006, the results of the third quarter 2007 do not include any revenues related to these closed or curtailed operations. In addition, we believe our revenue decrease is attributable to a decreased demand in the industries in which our customers operate as reflected in the contraction in activity in the trucking industry.

Gross Profit

Gross profits increased $220,000 in the third quarter 2007 compared to the third quarter 2006. The net margin per gallon for the third quarter of 2007 of 14.3 cents compared to 11.0 cents for the third quarter of 2006 demonstrates the emphasis we have placed on developing net new business that has a higher overall net margin per gallon contribution. Notwithstanding the continuation of that emphasis in our marketing efforts, there can be no assurance that these gross profit and net margin trends will continue in the future or that they will not decrease as a result of increased competition, customer resistance to higher prices for our services and/or reduction in emergency response services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $508,000 or 14% in the third quarter 2007 compared to the third quarter 2006. This increase is primarily attributable to the following (in thousands):

Corporate infrastructure costs, including those related to the development and implementation of a new fully integrated accounting, operations, internal control and management information system	$477

Public company compliance expenses, including legal and auditing fees, proxy statements and name incorporation changes	352

Employee stock compensation expense attributable to SFAS 123(R)	67

Credit card fees	(49)

Provision for doubtful accounts	(121)

Increase in SG&A depreciation and amortization	75

Reduction in facilities expenses related to the integration of Dallas and Houston locations	(101)

Reduction of acquired SG&A costs associated with H & W and Shank primarily related to payroll expenses	(216)

Other	24

Total increase	$508

The corporate infrastructure costs are directly related to executing our business plan and represent a commitment to our future growth, which we intend to accomplish both organically and through selective acquisitions. While some of these costs may have been incurred even without our concerted infrastructure development program, the bulk of the costs were primarily incurred to support our long-term objective to enhance shareholder value by investing in infrastructure now to benefit future performance. The components of corporate infrastructure costs include management and support personnel additions and retention, placement fees, information technology consulting, accounting support, acquisition strategies and analyses, facility leasing, legal assistance and integration travel and ancillary expenses.

Interest Expense

Interest expense increased $118,000 or 13% in the third quarter 2007 compared to the third quarter 2006. This increase is mainly attributable to the increase of $108,000 incurred as a result of the non-cash write-off of the unamortized debt discount related to the conversion of $630,000 of our January 2005 Notes. The remainder of the increase is due to an increase in interest expense related to our borrowings from the line of credit. This increase was offset by a reduction in interest payments on our long term debt which was the result of principal payments of $1.8 million since March 2006.

The components of interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006	Increase (decrease)
Stated Rate Interest Expense:
Line of credit	$252	$221	$31
Long term debt	372	377	(5)
Other	29	30	(1)
Total stated rate interest expense	653	628	25

Non-Cash Interest Amortization:
Amortization of deferred debt costs	92	94	(2)
Amortization of debt discount	278	183	95
Total amortization of non-cash interest expense	370	277	93

Total interest expense	$1,023	$905	$118

Income Taxes

We recorded no income tax expense for either of the third quarter 2007 or the third quarter 2006. Our net operating loss carryforward at June 30, 2006 was $19 million.

Net Loss

The increase of $402,000 in net loss for the third quarter 2007 compared to the third quarter 2006 resulted primarily from the increase in selling, general and administrative expenses of $508,000 and the increase in interest expense of $118,000 partially offset by the increase in gross profit of $220,000.

EBITDA - Non-GAAP Measure

EBITDA decreased $100,000 in the third quarter 2007 compared to the third quarter 2006. This decrease in EBITDA was primarily due to a $366,000 increase in selling, general and administrative expenses excluding depreciation, amortization and employee stock compensation expenses offset by the $220,000 increase in gross profit. Reconciliation of EBITDA to net loss for the third quarter 2007 and the third quarter 2006 are as follows (in thousands):

	For the Three Months Ended March 31,		Increase
	2007	2006	(decrease)

Net loss	$(2,618)	$(2,216)	$(402)
Add back:
Interest expense	653	628	25
Non-cash interest expense	370	277	93
Depreciation and amortization expense:
Cost of sales	436	394	42
Selling, general and administrative	219	144	75
Amortization of employee stock compensation expense	153	86	67
EBITDA	$(787)	$(687)	$(100)

Nine Months Ended March 31, 2007 as Compared to Nine Months Ended March 31, 2006

The following is a summary of the Company’s selected condensed unaudited consolidated results of operations for the nine months ended March 31, 2007 (“the first nine months of fiscal 2007”) and for the nine months ended March 31, 2006 (“the first nine months of fiscal 2006”) (in thousands):

	For the Nine Months Ended March 31,
			Increase (decrease)
	2007	2006	$	%
Total revenues	$172,243	$178,468	$(6,225)	(3)%

Total cost of sales and services	162,533	168,574	(6,041)	(4)%

Gross profit	9,710	9,894	(184)	(2)%

Selling, general and administrative expenses	11,886	9,109	2,777	30%

Interest expense	2,808	2,539	269	11%

Interest and other income	(9)	(11)	(2)	(18)%

Net loss	$(4,975)	$(1,743)	$3,232	185%

Gallons sold	65,221	70,147	(4,926)	(7)%

Net margin	$11,026	$11,024	$2	0%

Net margin per gallon (in cents)	16.90	15.70	1.20	8%

EBITDA (non-GAAP measure)	$125	$2,548	$(2,423)	95%

Revenues

Revenues decreased $6.2 million, or 3%, during the first nine months of fiscal 2007 compared to the same period of fiscal 2006 primarily as a result of a decrease of 4.9 million or 7% in gallons sold. The volume reduction caused $12.5 million of the decrease in revenue offset by a positive $6.3 million price variance largely due to overall higher market prices of petroleum products. In March 2006 we terminated operations in our Baltimore location and in August 2006 we curtailed a portion of the fuel transport business in our Mid-Continent division due to net margin contributions below acceptable levels. As both of these events occurred prior to or in early fiscal 2007, the financial results of the first nine months of fiscal 2007 do not include comparative revenues for these closed or curtailed operations. In addition, we experienced a decrease in emergency response services volume and related higher margins in the current year period due to improved weather conditions compared to the increased demand for those services during fiscal 2006 caused by the severe 2005 hurricane season.

Gross Profit

Gross profit decreased $184,000, or 2%, in the first nine months of fiscal 2007 compared to the same period of fiscal 2006. The decrease was primarily due to the impact of the reduction in the higher gross profit attributable to emergency response services in the current year period as compared to those services provided in the prior year period in connection with Hurricanes Katrina, Rita and Wilma. While overall gross profit decreased, the gross profit attributable to all other diversified products and services exceeded the prior year period. Further, the net margin per gallon for the current and prior periods of 16.9 cents and 15.7 cents, respectively, which includes emergency response services in the prior year period, demonstrates the emphasis we have been placing on maintaining a maximum overall margin contribution. There can be no assurance that the gross profit and net margin trends will continue in the future or that they will not decrease as a result of increased competition, customer resistance to higher prices for our services and/or reduction in emergency response services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.8 million or 30%, in the first nine months of fiscal 2007 compared to the same period of fiscal 2006. This increase is attributable to the following (in thousands):

Corporate infrastructure costs, including those related to the development and implementation of a new fully integrated accounting, operations, internal control and management information system	$1,657

Public company compliance expenses, including legal and auditing fees, proxy statements, and name incorporation changes	851

Employee stock compensation expense attributable to SFAS 123(R)	24

Credit card fees	72

Increase in depreciation and amortization SG&A related to ERP system implementation	328

Reduction in acquired SG&A costs associated with H & W and Shank primarily related to facilities expense	(134)

Other	(21)

Total increase	$2,777

The corporate infrastructure costs are directly related to executing our business plan and represent a commitment to our future growth, which we intend to achieve both organically and through selective acquisitions. While some of these costs may have been incurred even without our concerted infrastructure development program, the bulk of the costs were primarily incurred to support our long-term objective to enhance shareholder value by investing in infrastructure now to benefit future performance. The components of corporate infrastructure and ongoing integration costs include management and support personnel additions and retention, placement fees, information technology consulting, accounting support, acquisition strategies and analyses, facility leasing, legal assistance and integration travel and ancillary expenses.

Interest Expense

Interest expense increased $269,000 or 11% in the first nine months of fiscal 2007 compared to the same period of fiscal 2006. This increase is mainly attributable to the increase of interest expense related to the line of credit as our balances have increased due to the H&W acquisition. This increase is partially offset by a decrease in the stated interest expense related to the long term notes as the outstanding balances of the January 2005 Notes and the August 2003 have been reduced through payments or conversion into common stock.

The components of interest expense are as follows (in thousands):

	Nine Months Ended March 31,
	2007	2006	Increase (decrease)
Stated Rate Interest Expense:
Line of credit	$858	$535	$323
Long term debt	1,046	1,105	(59)
Other	83	106	(23)
Total stated rate interest expense	1,987	1,746	241

Non-Cash Interest Amortization:
Amortization of deferred debt costs	248	276	(28)
Amortization of debt discount	573	517	56
Total amortization of interest expense	821	793	28

Total interest expense	$2,808	$2,539	$269

Income Taxes

We recorded no income tax expense for either of the first nine months of fiscal 2007 or for the same period of fiscal 2006. Our net operating loss carryforward at June 30, 2006 was $19 million.

Net Loss

The $3.2 million increase in net loss for first nine months of fiscal 2007 compared to the same period of fiscal 2006 resulted primarily from the increase in selling, general and administrative expenses of $2.8 million (discussed above), the increase in interest expense of $269,000 (discussed above) and the decrease in gross profit of $184,000 resulting from lower sales volumes (discussed above).

EBITDA - Non-GAAP Measure

EBITDA decreased $2.4 million, or 95% in the first nine months of fiscal 2007 compared to the same period of fiscal 2006. This decrease in EBITDA was primarily due to an increase of $2.4 million in selling, general and administrative expenses excluding depreciation, amortization and employee stock compensation expense. Reconciliation of EBITDA for the nine months ended March 31, 2007 and 2006 are as follows (in thousands):

	For the Nine Months Ended March 31,		Increase
	2007	2006	(decrease)
Net loss	$(4,975)	$(1,743)	$(3,232)
Add back: Interest expense	1,987	1,746	241
Non-cash interest expense	821	793	28
Depreciation and amortization expense:
Cost of sales	1,316	1,130	186
Selling, general and administrative	672	342	330
Amortization of stock compensation expense	304	280	24
	$125	$2,548	$(2,423)

Pro forma EBITDA

The following is a reconciliation of pro forma EBITDA, a non-GAAP measure:

	Three Months Ended				Nine Months Ended
			Increase (decrease)				Increase (decrease)
	3/31/07	3/31/06	$	%	3/31/07	3/31/06	$	%
EBITDA	$(787)	$(687)	$(100)	(15)%	$125	$2,548	$(2,423)	(95)%
Add:
Corporate infrastructure and ongoing integration costs	477	439	38	9%	1,657	1,240	417	34%
Non-cash provisions for doubtful accounts and other	151	272	(121)	(44)%	370	248	122	49%
Non-cash provisions for slow moving inventory	100	—	100	100%	100	—	100	100%
Pro forma EBITDA	$(59)	$24	$(83)	(346)%	$2,252	$4,036	$(1,784)	(44)%

This pro forma EBITDA information is an update of some of the information that was presented in our Form 10-K for the year ended June 30, 2006 and our Forms 10-Q for the quarters ended September 30 and December 31, 2006. It is intended to demonstrate the financial impact on our EBITDA of the incremental increase in corporate infrastructure costs we incurred during the third quarters ended March 31, 2007 and 2006, respectively, as well as the nine months ended March 31, 2007 and 2006, respectively. These costs are directly related to executing our business plan; and represent a commitment to our future growth, which we intend to accomplish both organically and by selective acquisitions. While some of these costs may have been incurred even without our concerted infrastructure development program, the bulk of the costs were primarily incurred to support our long-term objective to enhance shareholder value by investing in infrastructure now to benefit future performance. While some of these costs may have been incurred absent infrastructure and integration considerations, they primarily support our long-term objective to enhance shareholder value by investing now to benefit future performance. The components of corporate infrastructure costs include management and support personnel additions and retention, placement fees, information technology consulting, accounting support, acquisition strategies and analyses, facility leasing, legal assistance and integration travel and ancillary expenses.

The following is a reconciliation of net loss before non-cash items and corporate infrastructure costs to pro forma EBITDA, both of which are non-GAAP measures:

	Three Months Ended				Nine Months Ended
			Increase (decrease)				Increase (decrease)
	3/31/07	3/31/06	$	%	3/31/07	3/31/06	$	%

Net loss	$(2,618)	$(2,216)	$(402)	(18)%	$(4,975)	$(1,743)	$(3,232)	(185)%

Non-Cash Items:
Depreciation - cost of sales	436	394	42	11%	1,316	1,130	186	16%
Depreciation - SG&A	219	144	75	52%	672	342	330	96%
Amortization of deferred debt cost	92	94	(2)	(2)%	248	276	(28)	(10)%
Amortization of debt discount	278	183	95	52%	573	517	56	11%
Stock-based compensation expense	153	86	67	78%	304	280	24	9%
Inventory reserve	100	—	100	100%	100	—	100	100%
Provision for allowance for doubtful accounts	151	272	(121)	(44)%	370	248	122	49%
Total non-cash items	1,429	1,173	268	23%	3,583	2,793	790	28%

Net loss before non-cash items	(1,189)	(1,043)	(146)	(14)%	(1,392)	1,050	(2,442)	(232)%

Add: Corporate infrastructure and on- going integration costs	477	439	38	9%	1,657	1,240	417	34%

Net loss before non-cash items and corporate infrastructure and integration costs	(712)	(604)	(108)	(18)%	265	2,290	(2,025)	(88)%

Add: Stated rate of interest (see interest expense table)	653	628	25	4%	1,987	1,746	241	14%

Pro forma EBITDA	$(59)	$24	$(83)	(346)%	$2,252	$4,036	$(1,784)	(44)%

This reconciliation table reflects the significant impact that the non-cash items and corporate infrastructure costs have in the determination of pro forma EBITDA and is provided to demonstrate the material effect that our financing, acquisition and corporate development programs have had on the performance of our business during the three and nine months ended March 31, 2007 and 2006.

Capital Resources and Liquidity

At March 31, 2007 we had total cash and cash availability of $4.9 million. This consisted of cash and cash equivalents of $3.5 million and additional cash availability of $1.4 million through our line of credit. As of May 10, 2007, our cash and cash availability was $5.3 million. We are able to draw on our line of credit on a daily basis subject to debt covenant requirements.

Sources and Uses of Cash

Throughout fiscal 2005 and 2006, we made significant investments in acquiring new companies. Subsequent to their acquisitions, we have concentrated our efforts in integrating these acquisitions, which has reduced our working capital. In addition, the ongoing expenditures for development of the corporate infrastructure, including the new operating, accounting and information management system, have impacted our cash needs.

On September 26, 2006, we increased our line of credit from $20 to $25 million. Our line of credit facilitates financing the timing difference between petroleum product purchases payable generally in 10 days and the collection of receivables from our customers; generally in 30 to 45 days.

On February 15, 2007, we completed a $3.3 million private placement offering of unregistered shares of common stock and common stock purchase warrants to a group of qualified institutional buyers and accredited investors. As a result of this transaction, we issued 2,119,100 shares of common stock at an exercise price of $1.52 per share and warrants to purchase 423,800 share of common stock at an exercise price of $1.52 per share. The net proceeds of the offering were approximately $3.0 million, net of costs of issuance of $257,000 and were used for the repayment of $732,300 of principal on our August 2003 Notes, and general working capital purposes. The remainder of the proceeds will be used for an additional $200,200 repayment on those notes that were deferred to August 2007, for accrued interest on those notes and for general working capital purposes.

In addition to obtaining funds through the line of credit and the recent private placement, we have previously obtained funds through the issuance of promissory notes and warrants to purchase our common stock. In August 2003, we raised $6.925 million from the issuance of five-year 10% promissory notes (the “August 2003 Notes”) and warrants to purchase 2,008,250 shares our common stock. We used the net proceeds for general working capital purposes. In January 2005, we raised $6.1 million from the issuance of five-year 10% promissory notes (the “January 2005 Notes”) and four-year warrants to purchase 1,006,500 of our common stock. The funding provided by the January 2005 Notes was used for the Shank Services acquisition and for other general corporate purposes. On September 1, 2005, we issued $3.0 million in 10% five-year Senior Secured Notes (the “September 2005 Notes”) and four- year warrants to purchase 360,000 shares of our common stock. These notes were issued in order to fund the H & W acquisition, to develop our operations and for general working capital purposes.

While the August 2003, January 2005 and September 2005 financings initially strengthened our financial position and enabled us to achieve a stronger balance sheet and, since we have to date retired or converted to equity only a small portion of the debt generated by those financings, the interest associated with those financings has continued to contribute to our net losses and erode our shareholders’ equity. Reducing or eliminating the debt service costs of these financings remains one of our highest priorities. We intend to continue to seek additional equity capital to fund the retirement of some or all of this debt, and to pursue the conversion of debt to equity, even though any such conversion or retirement will result in additional non-cash write-offs of the related discount and deferred debt costs.

Our debt agreements have covenants establishing certain financial requirements and operating restrictions. Our failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements, which would have a material adverse effect on our liquidity and capital resources. At the date of this filing, the Company is in compliance with the applicable covenants required by its debt agreements.

Cash Flows

During the nine months ended March 31, 2007, and March 31, 2006, cash and cash equivalents decreased $618,000 and $2.2 million, respectively. We generated cash from the following sources (in thousands);

	Nine Months Ended March 31,
	2007	2006
Net proceeds from private placements of common stock and warrants issuance	$3,018	$—
Proceeds from exercise of common stock options and warrants	31	1,211
Proceeds from issuance of promissory notes	—	3,000
Net cash borrowings	—	1,460
	$3,049	$5,671

We used cash primarily for (in thousands):

	Nine Months Ended March 31,
	2007	2006
Principal payments on promissory notes	$1,794	$1,385
Net repayments of line of credit	807	—
Purchase of property and equipment	796	2,018
Payments of debt issuance costs	114	235
Capital lease payments	110	11
Cash used in operations	46	2,013
Acquisition of business	—	1,751
Repayments of promissory notes	—	452
	$3,667	$7,865

Net change in cash and cash equivalents	$(618)	$(2,194)

As of March 31, 2007, we had $14.8 million outstanding under our line of credit. The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying condensed unaudited consolidated statements of cash flows for the nine months ended March 31, 2007 include the cumulative activity of the daily borrowings and repayments, $185.9 million and $186.7 million respectively, under the line of credit. The availability under the line of credit at March 31, 2007 amounted to $1.4 million. The net borrowings from or repayments of the line of credit during the nine months ended March 31, 2007 and 2006, respectively, have been included as sources or uses of cash in the tables above.

Adequacy of Capital Resources

Our liquidity and ability to meet financial obligations is dependent on, among other things, the generation of cash flow from operating activities; obtaining or maintaining sufficient trade credit from vendors; complying with our debt covenants; and/or raising any required additional capital through the issuance of debt or equity securities or additional borrowings.

Our sources of cash over the next twelve months are expected to be cash on hand, cash generated from operations, borrowings under our credit facility, and any other capital sources that may be deemed necessary. There is no assurance, however, that if any such capital raise is required, it will be available to us or available at acceptable terms.

Our uses of cash over the next twelve months are expected to be principally for operating working capital needs, maintaining our line of credit, and servicing our debt, including the $3.3 million current portion of principal payments. We will continue to pursue additional conversions of debt into equity or other capital raises to reduce the amounts owed under these promissory notes even beyond the principal payments scheduled to be made in the next twelve months.

Although there can be no assurance, management believes that our line of credit and cash on hand should provide the working capital needed to maintain our base business. To accomplish growth via acquisitions, however, we would need to raise additional capital to execute our business plan and grow organically. If additional capital is required, there can be no assurance that we will be able to obtain such capital from our present line of credit or from another source at acceptable terms, or at all, or raise additional capital to execute our acquisition plan. Since borrowings under the line of credit bear interest at variable interest rates and represent a large portion of outstanding debt, our financial results could be materially affected by significant increases or decreases in interest rates.

The ongoing expenditures for development of the corporate infrastructure, including the new operating, accounting and information management system to support our existing operations as well as integration of recent and future acquisitions, coupled with our higher debt service requirements, may require us to seek additional capital. There is no assurance, however, that any additional capital would be available to us on acceptable terms, or at all. Moreover, if we fail to comply with the covenants in our debt agreements, or if adequate funds are not available to fund our operations or to pay debt service obligations as they become due, we may be required to make substantial changes to our capital structure or significantly alter our operations or both.

Debt and Other Obligations

See Footnote 7 - Line of Credit Payable and Footnote 12 - Long Term Debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with the variable debt outstanding used to finance working requirements. This debt bears interest at the United States prime interest rate plus a fixed markup and is subject to change based upon interest rate changes in the United States. We do not currently use, and have not historically used, derivative instruments to hedge against such market interest rate risk. Increases or decreases in market interest rates could have a material impact on our financial condition, results of operations and cash flows. The interest rate on our outstanding $3.0 million, $4.9 million and $4.4 million promissory notes is fixed for the life of the notes at 10% per annum. The interest rate on our line of credit of up to $25 million is variable and may increase or decrease with future changes in interest rates but interest rates are not the only factor which could affect interest expense on the line of credit. For example, interest expense on the line of credit for the third quarter of fiscal 2007 was $252,000, an increase of $31,000 compared to the same period of fiscal 2006, due primarily to an increase in the average outstanding line of credit balance, and a higher prime interest rate. If our line of credit average outstanding balance were $15 million, an increase of 1% in the variable interest rate would result in additional interest expense of $150,000 per annum.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report on Form 10-Q. Based upon this evaluation, and in light of the previously identified material weakness in our internal control over financial reporting described below, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were not effective in alerting them in a timely manner to material information required to be included in our periodic filings.  Notwithstanding such ineffectiveness, however, these officers and the Company believe that all necessary steps have been taken at the time of this filing to ensure the accuracy and completeness of the information contained in this report.

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

Remediation of Material Weakness in Internal Control over Financial Reporting.

Prior to June 30, 2006, and during the nine months ended March 31, 2007, we implemented and have continued to implement measures to address the material weakness in our internal control over financial reporting and to improve the integrity of our reporting processes.

It is management’s objective to remediate the material weakness described above. The following describe the measures we have undertaken to improve overall internal control over financial reporting prior and subsequent to June 30, 2006, and which should materially affect our internal control over financial reporting:

•
We have significantly strengthened our management team, including the following appointments: Vice President of Finance and Accounting (April 2007); Controller of Corporate Accounting (September 2006); Senior Vice President of Information Services & Administration and Chief Information Officer (April 2006; promoted December 2006); Senior Vice President of Marketing & Sales and Investment Relations Officer (July 2005; promoted December 2006); Controller of General Ledger Accounting and Controls (December 2006); Director of Revenue, Inventory and Payable Accounting and Assistant Controller (May 2005); Mid-Continent Division Controller (May 2006); and several additional information technology, staff accounting and administrative personnel.

•
We have invested over $1.8 million during the calendar year 2006 and the three months ended March 31, 2007 in the development and implementation of a new fully integrated accounting and operations internal control and management information system. In connection with this project we found it necessary to terminate in August 2006 the third party implementer for its inability to meet deliverables timelines and budget commitments, and to retain a more experienced and qualified replacement.

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

Except as described above, there were no significant changes to our internal controls over financial reporting nor any changes in other factors that could significantly affect such internal controls during the quarter ended March 31, 2007.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

As previously reported, on October 10, 2006, the Company commenced a civil action in Broward County, Florida Circuit Court against Financial Accounting Solutions Group, Inc., (“FAS”), Kramer Professional Staffing, Inc., (“KPS”), and Mitchell Kramer, an officer, director, shareholder and control person of FAS and KPS (“Kramer”), alleging that Kramer, FAS and KPS (collectively, the “Defendants”) induced the Company to engage FAS to provide services with respect to (a) the implementation of certain Information Technology (“IT”) functions;(b) the modernization and expansion of the Company’s accounting and business technology capabilities, and (c) compliance with public company accounting requirements and the Sarbanes-Oxley Act (the “IT Projects”) by making numerous misrepresentations concerning the experience, capabilities and background of FAS and FAS’ personnel. FAS subsequently filed a countersuit in the same court seeking payment of additional fees allegedly due from the Company. The countersuit is being jointly administered by the court with the Company’s action. On January 25, 2007, the Company filed an amended complaint in its lawsuit by which Alex Zaldivar, the managing director and a principal of FAS, was added as an additional Defendant. In the amended complaint, the Company also made new claims for accounting malpractice, negligent training and supervision, and breach of fiduciary duty against the Defendants. The parties have exchanged some written discovery and a mediation hearing is currently scheduled for July 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 15, 2007, SMF Energy Corporation (the “Company”) closed a $3,273,855 private placement offering to institutional and accredited investors consisting of 423,800 units (“Units”) at a price of $7.725 per Unit (the “Offering”). Each Unit is comprised of five shares of common stock valued at $1.52 each (the “Common Stock”) and one four year warrant to purchase one share of Common Stock valued at $0.125 (the “Warrant”).

The shares of Common Stock, Warrants, and the underlying shares of the Company’s common stock into which the Warrants are convertible are exempt from registration under the Securities Act of 1933 (the “Act”) as a private offering to “accredited investors” under Sections 4(2) and 4(6) of the Act and Regulation D promulgated thereunder.

The net proceeds of the offering were approximately $3.0 million, after payment of a $196,000 fee (6%) to the placement agent and related expense reimbursements, legal fees, blue sky fees and other costs of approximately $61,000. The net proceeds were used for repayment of $732,300 of principal on the Company’s August 2003 Notes. The remainder of the proceeds will be used for an additional $200,200 repayment on those notes that was deferred to August 2007, for accrued interest on those notes and for general working capital purposes.

The Offering was completed on a best-efforts basis with Philadelphia Brokerage Company (“PBC”) as the placement agent. In connection with the Offering, PBC received a cash commission of $196,431.30 and received 130,955 additional Warrants bearing the same terms as those sold to investors in the Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit No.	Description
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMF ENERGY CORPORATION

May 15, 2007	By:	/s/ Richard E. Gathright
Richard E. Gathright Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Michael S. Shore
Michael S. Shore Chief Financial Officer and Senior Vice President (Principal Accounting and Financial Officer)