Form 10-K
period 2007-06-30
SMF ENERGY CORP
filed 2007-09-28
CIK 1024452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  0-21825

SMF ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0707824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Cypress Creek Road, Suite 400, Fort Lauderdale, Florida 33309
(Address of principal executive offices) (Zip Code)
(954) 308-4200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange on which registered
Common Stock, $.01 Par Value	Nasdaq Capital Market

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates was $12,902,203. The aggregate market value was computed by reference to the last sale price of the registrant’s Common Stock on the Nasdaq Capital Market on December 31, 2006.

As of September 24, 2007 there were 14,556,295 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain Portions of Registrant’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our expectations, plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "could," "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "goal," "forecast" and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will result or be achieved.

There may also be factors that are not presently known to us or that we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. Some of the risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements are described in the section entitled "Risk Factors" (Item 1A) and elsewhere in this Annual Report on Form 10-K. All forward-looking statements and projections attributable to us or persons acting on our behalf apply only as of the date of the particular statement, and are expressly qualified in their entirety by the cautionary statements included in this report and our other filings with the SEC. We undertake no obligation to publicly update or revise forward-looking statements, including any of the projections presented herein, to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

PART I

Item 1.  Business

Overview

 We were originally incorporated in Florida in 1996, under the name Streicher Mobile Fueling, Inc. (“Streicher”). SMF Energy Corporation (the “Company”), a Delaware corporation, was formed in 2006 as a wholly-owned subsidiary of Streicher. In December 2006, the shareholders of Streicher approved changing the name of Streicher to SMF Energy Corporation and the reincorporation of Streicher in Delaware. These actions were effectuated on February 14, 2007 by the merger of Streicher into the Company. Unless indicated otherwise, "the Company”, "SMF," "we”, "us" and "our" refer to SMF Energy Corporation and its subsidiaries.

We are a leading provider of petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunication and government services industries. We provide our services and products through 26 locations in the ten states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

The broad range of services we offer our customers includes commercial mobile and bulk fueling; the packaging, distribution and sale of lubricants; integrated out-sourced fuel management; transportation logistics and emergency response services. Our fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems; and distributes a wide variety of specialized petroleum products, lubricants and chemicals to our customers. In addition, our fleet of special duty tractor-trailer units provides heavy haul transportation services over short and long distances to customers requiring the movement of over-sized or over-weight equipment and manufactured products.

Acquisitions

As part of our overall business strategy, we are pursuing growth through the acquisition of other companies and operations that offer services similar or complementary to ours. Through such acquisitions, we are expanding our services and products, enabling us to grow our margins and to position ourselves for profitable financial performance by consolidating operations and improving efficiencies.

As further discussed below, we completed two acquisitions during 2005. These acquisitions made us a leading distributor of both packaged and bulk branded lubricants and of other unbranded petroleum products and chemicals. They also expanded our commercial mobile and bulk fueling operations and strengthened our ability to provide emergency service and fuel delivery services in response to natural disasters, such as hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes and other emergency situations.

Shank Services

In February 2005 we purchased substantially all of the assets and business operations of Shank C&E Investments, L.L.C. (“Shank Services”) a Houston, Texas based provider of commercial mobile and bulk fueling services, petroleum lubricants packaging and distribution, and heavy haul transportation services. We paid $6.4 million for Shank Services, comprised of $5.8 million in cash and $0.6 million in acquisition costs. We also delivered an additional $1.9 million in the form of a contingent two-year deferred payment promissory note that was subject to Shank Services meeting a specific target performance objective, but the objective was not met and the note was not due or paid.

The Shank Services acquisition significantly extended our presence in the major Texas markets of Houston, Dallas/Fort Worth, Austin and San Antonio and provides a platform for further growth in the Southwest. This acquisition allowed us to enhance our product and service offerings by expanding into the sale and distribution of lubricants and related petroleum products. It also increased our related bulk commercial operations and emergency generator fueling services. Since Shank Services was experienced in delivering emergency response fueling services in disaster relief situations, the acquisition also increased our capability to provide this service regionally and nationally.

H & W

In October 2005 we acquired H & W Petroleum Company, Inc. (“H & W”), a Houston based marketer and distributor of lubricants, commercial fuels and petroleum products. Immediately prior to our acquisition of H & W, H & W acquired the operating assets of Harkrider Distributing Company, Incorporated (“Harkrider”), a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products. We agreed to pay $5.9 million, which included the combination of cash, the assumption of specified liabilities and the issuance of two year 10% promissory notes totaling $2.5 million. The promissory note is subject to an earn out provision based on the performance of H & W and Harkrider for the period of December 31, 2005 through December 31, 2007.

The H & W acquisition has enabled us to expand our services of marketing and distributing branded and non-branded lubricants, fuels and other petroleum products in Texas, together with adding the marketing and distributing dry cleaning solvents and chemicals.

H & W provides service to the Houston, Beaumont, Dallas/Fort Worth, Freeport, Longview, Lufkin, San Antonio, Waco/Temple and Waxahachie markets in Texas, and the Baton Rouge/New Orleans market in Louisiana.

The prior operations of Shank Services, together with the historical operations of Streicher in the Texas markets, have now been integrated into the operations of H & W Petroleum Company.

Strategy

An objective of our business model is to become the leading “single source” provider of petroleum products and services in the ten states in which we presently have operating locations, as well as expanding into additional markets in the Southeast, Mid-Atlantic, Mid-Continent and West Coast regions of the U.S. We seek to offer our customers a diversified package of quality and reliable petroleum products and service with 24 hour around the clock availability at competitive prices. To achieve this objective we plan to grow organically and through selective acquisitions.

Our organic growth strategy is focused on increasing market share in our existing operating locations and contiguous geographic areas. We seek market share expansion through a concentrated market penetration and sales program offering a broader line of products and services to both existing and prospective customers. We believe that the implementation of our corporate infrastructure capability, including the newly installed Enterprise Resource Planning ("ERP") operating systems should enable us to operate more efficiently and to reduce operating costs and administrative expenses. This new system will facilitate more efficient integration of new acquisitions, consolidation of financial management reporting and analysis functions, improvement of management controls, and will help us meet the compliance requirements of the Sarbanes-Oxley Act of 2002 when it becomes applicable to us. Additionally, as we continue to emphasize our ability to serve more lubricants customers, we believe we will gain market share and recognition as the supplier of choice based on dependability, technical knowledge and price acceptability.

We are seeking strategic acquisitions to broaden our existing operations. Our acquisition strategy, as evidenced by our acquisitions of Shank Services and H & W, is focused on acquiring companies, assets and business operations which will compliment or offer diversified opportunities for us to grow in the markets where we already have an established presence or that permit us to expand into new markets. We believe that carefully selected future acquisitions can provide us with increased market share, volume and margins. In addition, such acquisitions can enhance our operational and administrative efficiencies by helping us reach economies of scale. We evaluate our potential acquisitions based of factors such as:

•	market presence;

•	growth potential of product and service lines;

•	margin contribution;

•	impact on our competition;

•	customer loyalty and retention;

•	commitment of management and other personnel;

•	integration efficiencies and controls; and

•	transaction financing alternatives, among others.

We expect to fund future acquisitions primarily by raising additional capital. This capital may be in the form of equity, debt or a combination of both. While we expect to be able to satisfy these capital requirements, there is no assurance that we will be able to do so, and any such failure will necessarily impede the implementation of our growth strategy.

Products, Services and Operations

Commercial Mobile and Bulk Fueling and Fuel Management Services

We provide commercial mobile and bulk fueling deliveries on a regularly scheduled or as needed basis, refueling vehicles and equipment, and re-supplying bulk storage tanks and emergency power generation systems.

Traditionally, businesses and other entities that operate fleets of vehicles and equipment have met their fueling requirements by fueling vehicles at retail stations or at other third party facilities or by maintaining their own supply of fuel in on-site storage tanks. We believe that the commercial mobile fueling and out-sourced fuel management services we offer provide numerous benefits to our customers, including lower labor and administrative costs associated with fueling vehicles, centralized control and management over fuel inventories, data useful for management and tax reporting, elimination of environmental risks and related costs associated with on-site fuel storage and dispensing facilities, and elimination of security risks associated with off-site fueling by employees. Our commercial mobile fueling solutions include the use of our patented proprietary electronic fuel tracking control system to measure, record and track fuel dispensed to each vehicle and tank fueled at a customer location. This system allows verification of the amount and type of fuel delivered and provides customers with customized fleet fuel data. Depending on the customer application, the benefits of our commercial mobile fueling and out-sourced fuel management services over traditional fueling methods may include:

•
Reduced Operating Costs and Increased Labor Productivity. Fleet operators are able to reduce operating costs and lower payroll hours by eliminating the need for their employees to fuel vehicles either on-site or at local retail stations and other third party facilities. Overnight fueling prepares fleet vehicles for operation at the beginning of each workday and increases labor productivity by allowing employees to use their vehicles during time that would otherwise be spent fueling. Vehicle use is maximized since fueling is conducted during non-operating hours. The fuel necessary to operate vehicles is reduced since fueling takes place at customer locations. The administrative burden required to manage fuel programs and monitor vehicle utilization is also reduced.

•
Centralized Inventory Control and Management. Our fuel management system provides fleet operators with a central management data source. Web-based comprehensive reports detail, among other things, the location, description, fuel type and daily and weekly fuel consumption of each vehicle or piece of equipment that we fuel. This eliminates customers’ need to invest working capital to carry fuel supplies and allows customers to centralize fuel inventory controls as well as track and analyze vehicle movements and fuel consumption for management and fuel tax reporting purposes. We are also able to service and manage fuel delivery to a customer’s on-site storage tank, and using our technology we can provide reports detailing fuel dispensed from the tank into each of the customer’s vehicles. Our system is specifically designed for use in commercial fueling and is certified for accuracy by The National Conference on Weights and Measures.

•
Tax Reporting Benefits. Our fuel management system can track fuel consumption to specific vehicles and fuel tanks, providing tax reporting benefits to customers consuming fuel in uses that are tax-exempt, such as for off-road vehicles, government-owned vehicles and fuel used to operate refrigerator units on vehicles. For these uses, the customers receive reports that provide them with the information required to substantiate tax exemptions.

•
Elimination of Expenses and Liabilities of On-site Storage. Fleet operators who previously satisfied their fuel requirements using on-site storage tanks can eliminate the capital and costs relating to installing, equipping and maintaining fuel storage and dispensing facilities, including the cost and price volatility associated with fuel inventories; complying with escalating environmental government regulations; and carrying increasingly expensive insurance. By removing on-site storage tanks and relying on commercial mobile fueling, customers are able to avoid potential liabilities related to both employees and equipment in connection with fuel storage and handling. Customers’ expensive and inefficient use of business space and the diminution of property values associated with environmental concerns are also eliminated.

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

•
Access to Emergency Fuel Supplies and Security. Emergency preparedness, including fuel availability, is critical to the operation of governmental agencies, utilities, communication companies, delivery services and numerous other fleet operators. We provide access to emergency fuel supplies at times and locations chosen by our customers, allowing them to react more quickly and effectively to emergency situations, such as severe weather conditions and related disasters. Fueling by fleet operators at their own on-site storage facilities, and/or at retail and other third party locations may be limited due to power interruptions, supply outages or access and other natural limitations. In addition, since security concerns of fleet operators to terrorism, hijacking and sabotage are increasing, fueling vehicles at customers’ facilities eliminates security risks to the fleet operators’ employees and equipment rather than fueling at retail service stations and other third party facilities.

Packaging, Distribution and Sale of Lubricants, Other Petroleum Products and Chemicals

We distribute and sell a wide array of petroleum-based lubricants, including products such as gear oil, engine oil, heavy duty motor oil, hydraulic oil, transmission oil, specialty high temperature grease and synthetic lubricants, from our Texas facilities. Our operations include the repackaging of lubricants purchased in bulk quantities and the blending of lubricant products to meet specific customer requirements. We also distribute dry cleaning solvents and other chemicals.

Transportation Logistics Services

Some of our customers, particularly those engaged in the construction industry within Texas, require the movement of heavy equipment, such as bulldozers, cranes and road grading equipment. To meet this demand, we provide specialized transportation and logistics services utilizing a fleet of re-configurable tractor-trailer units to provide the delivery of specialized commodities, including heavy haul, over-size and/or over-weight machinery and equipment. These services are primarily supplied in Texas as well as in the Southeast and Southwest regions of the U.S.

Emergency Response Services

We provide fuel supply services to governmental agencies, utilities, communication companies, delivery services and other fleet and equipment operators when emergency situations, such as severe weather conditions and related disasters, create power interruptions, supply outages or access restrictions on our customers. We provide access to emergency fuel supplies at times and locations chosen by our customers, allowing them to react more quickly and effectively to emergency situations. For example, in 2005 we responded to Hurricanes Katrina and Rita by mobilizing personnel and our fleet of specialized trucks and equipment to provide emergency fuel supply and support services following the devastation caused by those storms. In addition, our emergency generator services program provides customers with ongoing fuel testing, treatment, filtration and top-off services to ensure that generators and other emergency power supply systems are fully fueled and that the fuel is in optimal condition for use at the onset of power outages. We then provide emergency fuel supplies in a series of scheduled deliveries for the duration of power outages based on the consumption and utilization requirements of these generator systems.

Operating Equipment

We operate a fleet of over 200 specialized commercial vehicles, including fueling and lubricant tank wagons, tractor trailer fuel and lubricant transports, lubricant delivery box trucks, flatbed vehicles and special heavy haul tractor-trailer units. Our custom commercial mobile fueling trucks have fuel carrying capacities ranging from 2,800 to 4,500 gallons and are equipped with multi-compartmented tanks. Generally, each truck services between five and fifteen customer locations per night or day, on specified delivery routes. The fuel we deliver is acquired daily at local third-party petroleum terminal storage facilities. The driver of each truck also fuels the customer vehicles.

We also own over 800 fuel and lubricant storage tanks with an excess of 1.7 million gallons of capacity. These tanks include bulk storage tanks located at our facilities and portable tanks used for the temporary storage and dispensing of fuels and lubricants at customer job sites. We deliver portable storage tanks to the customer’s job-site or other locations; and reposition, re-supply and maintain them as required, on a scheduled or on as needed basis.

Marketing and Customers

We identify and market to potential customers requiring petroleum related services and products within our established service areas. We also pursue the development of new markets by first evaluating the profitability of volume and margin commitments of any potential customers in those new areas. Our primary methods for developing new business are through direct marketing and referrals from existing customers as well as from our own personnel. We evaluate new customers on factors such as type and size of service required, proximity to existing markets, volume commitments, profitability margins and credit worthiness.

Our commercial mobile and bulk fueling and lubricant distribution customers are principally companies operating fleets of vehicles and equipment in a variety of industries including the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunication and government services industries. We are usually the exclusive service provider for the fueling of a customer’s entire fleet or a particular location of vehicles and equipment. Our lubricant customers are primarily companies requiring large volumes of specialty industrial oils, motor and gear lubricants and greases that must adhere to rigid technical and performance specifications. In addition, we market and distribute solvents and specialty petroleum products to dry cleaners and industrial customers in Texas and certain other products, such as fire training chemicals, throughout the U.S.

During the years ended June 30, 2007, 2006 and 2005, approximately 6.7%, 6.8% and 10.4% of our revenues, excluding petroleum product taxes, were derived from fleet fueling services provided to the United States Postal Service, our largest customer. We have provided fueling services to the United States Postal service for over 13 years pursuant to a series of contracts, including our current agreement expiring in August 2008. Although we do have some length of service written contracts with a few of our larger customers, these types of agreements are not customary in the fuel and lubricant distribution industry, and therefore, we do not have written contracts with the majority of our customers. Most of our customers can terminate our services at any time and for any reason and, correspondingly, we can discontinue service to those customers at any time. We may also discontinue service to a customer if changes in service conditions or other factors cause us not to reach our minimum targeted levels of volumes and margins, and we are unable to negotiate a satisfactory arrangement with the customer to reach our minimum financial requirements.

The Company bills for its petroleum and other products and services once they are delivered.  All sales are final upon delivery.  Once billed, we extend payment terms of 10 to 30 days to most of our customers.

Fuel and Lubricant Supply

We purchase the fuel delivered to our customers from multiple suppliers at daily market prices and in certain cases we qualify for discounts. We monitor fuel prices and trends in each of our service markets daily seeking to purchase our supply at the lowest prices and under the most favorable terms. We mitigate commodity price risk by purchasing and delivering fuel supplies daily and by generally utilizing cost-plus pricing when billing customers.

We purchase the majority of our lubricants from a single supplier pursuant to a long-term supply agreement who also offers marketing and financing assistance to our customers. Lubricants are distributed and sold in bulk, prepackaged or repackaged by us to meet customer needs. We price lubricant products on a cost plus basis. Lubricants inventory generally is not subject to significant market price volatility as is fuel.

We purchase chemicals from several key suppliers. Products are delivered to our location to be redistributed to our customers via company owned equipment. Chemical sales are done in truckload quantities, or in containers ranging from 5 gallons to 55 gallons.

Competition

We compete with other distributors of fuels, lubricants and other petroleum products, including several large regional distributors and numerous small independent operators. Our mobile fueling operations also compete with retail marketing outlets such as retail stations and other third-party service locations. We believe that the primary competitive factors affecting our market include price, ability to meet complex and technical services needs, dependability, extended credit terms, service locations, and the ability to provide fuel- management tools.

We believe our principal competitive advantages include:

•	our patented proprietary electronic fuel tracking control system;

•	our reputation for timely, efficient and reliable delivery of products and services;

•	our well trained drivers and support staff;

•	our technical knowledge of our products and our customers’ needs; and

•	our competitive pricing for products and services as a result of strong business relationships with our principal suppliers.

Intellectual Property

Our patented proprietary fuel tracking and management reporting system is widely used in our commercial mobile fueling operations. We own all patents covering the system, the rights to which are registered with the United States Patent and Trademark Office and expire in the year 2015, unless otherwise extended.

We currently have trademarks applications pending before the United States Patent and Trademark Office covering our trade name and logo. We rely upon a combination of trademark laws and non-disclosure and other contractual arrangements to protect our proprietary rights.

Employees

At June 30, 2007 and 2006, we employed 269 and 326 full-time employees, respectively.

Governmental Regulation

Our operations are affected by numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment and worker safety. Various federal, state and local agencies have broad powers under these laws, regulations and ordinances. In particular, the operation of our commercial fleet of vehicles is subject to extensive regulation by the U.S. Department of Transportation (“DOT”) under the Federal Motor Carrier Safety Act (“FMCSA”), and our transportation of diesel fuel and gasoline is further subject to the Hazardous Materials Transportation Act (“HMTA”). We are subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, mobile fueling services. In addition, we depend on the supply of diesel fuel and gasoline from the oil and gas industry and are thereby affected by changing taxes, price controls and other laws and regulations generally relating to the oil and gas industry. Our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

The technical requirements of laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Changing laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for acts of which we were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liabilities for remediation of spills and releases of hazardous substances. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.

There can be no assurance that we will be able to comply with existing and future regulatory requirements without incurring substantial costs or otherwise adversely affecting our operations.

Available Information

More information about the Company can be found at our website, www.mobilefueling.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with the Securities Exchange Commission (“SEC”) pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available on the “Investor Relations” section of our website promptly after we file the reports with the SEC. Also available on our website is our Code of Business Conduct. Upon request, all of these documents are available in print without charge to our shareholders. Information on our website is not incorporated by reference in, and is not a part of, this report on Form 10-K.

All of our filings with the SEC may be reviewed at the SEC’s website, www.sec.gov. They may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.F., Room 1580, Washington, DC 20549.

Item 1A. Risk Factors

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

We are affected by a wide range of factors which could materially affect our business, results of operations and financial condition, and could cause operating results to differ materially from those expressed in any forward-looking statements made by or on behalf of us elsewhere in this report. Below are some of these material factors:

No Assurances of Future Profitability; Losses from Operations; Need for Capital. We incurred net losses of $6.6 million, $4.9 million, and $1.5 million, for the fiscal years ended June 30, 2007, 2006, and 2005. In order to generate profits in the future, we need to reduce cash and non-cash interest expense, increase volumes of products and services sold at profitable margins, control costs and generate sufficient cash flow to support working capital and debt service requirements. There is no assurance that our management will be able to accomplish our business plan or continue to raise capital at terms that are acceptable to us in order to support working capital requirements or debt service shortfalls during any business downturns. At June 30, 2007, our working capital was $168,000, as compared to $1.3 million on June 30, 2006. During fiscal year 2007, we raised capital by completing a $3.3 million private placement of our equity securities in February 2007, we received proceeds from warrant exercises, and we experienced an increase in our net margin per gallon, as compared to the same period in the prior year. These sources of capital were used in the development and maintenance of our improved corporate infrastructure, the continued efforts to integrate our recent acquisitions, capital expenditures related to the implementation of our new Enterprise Resource Planning (“ERP”) system, corporate office leasehold improvements and other capital purchases, and principal payments on the Company’s secured notes. In the future, we may need to raise additional capital to fund new acquisitions, the expansion or diversification of existing operations or additional debt repayment. While we believe that we will be able to obtain needed capital, there can be no assurance that we will do so or that it can be obtained on terms acceptable to us.

Trading Market for Our Common Stock. Our common stock trades on the Nasdaq Capital Market under the symbol FUEL. During the past few years, our stock has sometimes traded in large daily volumes and other times at much lower volumes, in many cases at wide price variances. This volatility, which could make it difficult for stockholders to sell shares at a predictable price or at specific times, is generally due to factors beyond our control. Quarterly and annual operating results, changes in general conditions in the economy, the financial markets or other developments affecting us could also cause the market price of our common stock to fluctuate.

Growth Dependent Upon Future Expansion; Risks Associated With Expansion into New Markets. While we intend to continue to expand through acquisitions, our growth will also depend upon the ability to achieve greater penetration in existing markets and to successfully enter new markets in both additional major and secondary metropolitan areas. Such organic expansion will largely be dependent on our ability to demonstrate the benefits of our services and products to potential new customers, successfully establish and operate new locations, hire, train and retain qualified management, operating, marketing and sales personnel, finance acquisitions, capital expenditures and working capital requirements, secure reliable sources of product supply on a timely basis and on commercially acceptable credit terms, and successfully manage growth by effectively supervising operations, controlling costs and maintaining appropriate quality controls. There can be no assurance that we will be able to successfully expand our operations into new markets.

Acquisition Availability; Integrating Acquisitions. Our future growth strategy involves the acquisition of complementary businesses, such as wholesale fuel or petroleum lubricants marketers and distributors; wholesale fuel and other commercial mobile fueling companies; and transportation logistics services businesses. It is not certain that we will be able to identify or make suitable acquisitions on acceptable terms or that any future acquisitions will be effectively and profitably integrated into our operations. Acquisitions involve numerous risks that could adversely affect our operating results, including timely and cost effective integration of the operations and personnel of the acquired business; potential write downs of acquired assets; retention of key personnel of the acquired business; potential disruption of existing business; maintenance of uniform standards, controls, procedures and policies; additional capital needs; the effect of changes in management on existing business relationships; and profitability and cash flows generally.

 Need to Maintain Effective Internal Controls. In fiscal 2006, our management identified significant deficiencies related to policies and procedures to ensure accurate and reliable interim and annual consolidated financial statements that, considered together, constituted a material weakness in our internal controls. Even though we have taken the necessary steps to correct the identified material weakness and have not identified any material weakness for fiscal 2007, it is possible that, considering our size, our limited capital resources and our need to continue to expand our business by acquisitions and diversification, we may identify another material weakness in our internal controls in the future. Moreover, even if we do not identify any material weakness or significant deficiencies, our internal controls may not prevent all potential errors or fraud because any control system, no matter how well designed, cannot provide absolute assurance that the objectives of the control system will be achieved.

Dependence on Key Personnel. Our future success will be largely dependent on the continued services and efforts of Richard E. Gathright, our Chief Executive Officer and President, and on those of other key executive personnel. The loss of the services of Mr. Gathright or other executive personnel could have a material adverse effect on our business and prospects. Our success and plans for future growth will also depend on our ability to attract and retain additional qualified management, operating, marketing, sales and financial personnel. There can be no assurance that we will be able to hire or retain such personnel on terms satisfactory to us. We have entered into written employment agreements with Mr. Gathright and certain other key executive personnel. While Mr. Gathright’s employment agreement provides for automatic one-year extensions unless either party gives notice of intent not to renew prior to such extension, there is no assurance that Mr. Gathright’s services or those of our other executive personnel will continue to be available to us.

Fuel Pricing and Supply Availability; Effect on Profitability. Diesel fuel and gasoline are commodities that are refined and distributed by numerous sources. We purchase the fuel delivered to our customers from multiple suppliers at daily market prices and in some cases qualifies for certain discounts. We monitor fuel prices and trends in each of our service markets on a daily basis and seek to purchase our supply at the lowest prices and under the most favorable terms. Commodity price risk is generally mitigated since we purchase and deliver our fuel supply daily and generally utilize cost-plus pricing when billing our customers. If we cannot continue to utilize cost-plus pricing when billing our customers, margins would likely decrease and losses could increase. We have not engaged in derivatives or futures trading to hedge fuel price movements. In addition, diesel fuel and gasoline may be subject to supply interruption due to a number of factors, including natural disasters, refinery and/or pipeline outages, labor disruptions and supplier credit limitations. The reduction of available supplies or our access to those supplies could impact our ability to provide commercial mobile and bulk fueling, and emergency response services and impact profitability.

Risks Associated with Customer Concentration; Absence of Written Agreements. Although we provide services to many customers, a significant portion of our revenue is generated from a few of our larger customers. While we have formal, length of service written contracts with some of these larger customers, such agreements are not customary and we do not have them with the majority of our customers. As a result, most of our customers can terminate our services at any time and for any reason, and we can similarly discontinue service to those customers. We may also discontinue service to a customer if changes in the service conditions or other factors cause us not to meet our minimum level of margins and rates, and the pricing or delivery arrangements cannot be re-negotiated. As a result of this customer concentration and the absence of written agreements, our business, results of operations and financial condition could be materially adversely affected if one or more of our larger customers were lost or if we were to experience a high rate of service terminations of our other customers.

Management of Growth; Accounting and Information Technology Systems Implementation. Our future growth strategy requires effective operational, financial and other internal systems, and the ability to attract, train, motivate, manage and retain our employees. If we are unable to manage growth effectively, results of operations will be adversely affected. In particular, our results of operations will be influenced by the redesign and implementation of our accounting and information technology systems. While in the short run, the costs of that redesign and implementation have increased our expenses and adversely affected our results of operations, we expect that, with the implementation completed, it will help reduce operating costs and improve our ability to effectively manage our business and integrate acquisitions. There can be no assurance, however, that such redesign and implementation will be completed as planned, or that it will have the intended results.

Competition. We compete with other service providers, including several large regional providers and numerous small, local independent operators, who provide some or all of the same services that we offer to our customers. In the mobile fueling area, we also compete with retail fuel marketing, since fleet operators have the option of fueling their own equipment at retail stations and at other third-party service locations such as card lock facilities. Our ability to compete is affected by numerous factors, including price, the complexity and technical nature of the services required, delivery dependability, credit terms, the costs incurred for non-mobile fueling alternatives, service locations as well as the type of reporting and invoicing services provided. There can be no assurance that we will be able to continue to compete successfully as a result of these or other factors.

Operating Risks May Not Be Covered by Insurance. Our operations are subject to the operating hazards and risks normally incidental to handling, storing and transporting diesel fuel and gasoline, which are classified as hazardous materials. We maintain insurance policies in amounts and with coverages and deductibles that we believe are reasonable and prudent. There can be no assurance, however, that our insurance will be adequate to protect us from liabilities and expenses that may arise from claims for personal and property damage arising in the ordinary course of business; that we will be able to maintain acceptable levels of insurance; or that insurance will be available at economical prices.

Governmental Regulation. Numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment and worker safety, affect our operations. There can be no assurance that we will be able to comply with existing and future regulatory requirements in the future without incurring substantial costs or otherwise adversely affecting our operations.

Changes in Environmental Requirements. We expect to generate future business by converting certain fleet operators, currently utilizing underground fuel storage tanks for their fueling needs, to commercial mobile fueling. The owners of underground storage tanks have been required to remove or retrofit those tanks to comply with technical regulatory requirements pertaining to their construction and operation. If other more economical means of compliance are developed or adopted by owners of underground storage tanks, the opportunity to market our services to these owners may be adversely affected.

Terrorism and Warfare in the Middle East May Adversely Affect the Economy and the Price and Availability of Petroleum Products. Terrorist attacks, as well as the continuing political unrest and warfare in the Middle East, may adversely impact the price and availability of fuel, our results of operations, our ability to raise capital and our future growth. The impact of terrorism on the oil industry in general, and on us in particular, is not known at this time. An act of terror could result in disruptions of crude oil or natural gas supplies and markets, the sources of our products, and our infrastructure facilities or our suppliers could be direct or indirect targets. Terrorist activity may also hinder our ability to transport fuel if the means of supply transportation, such as rail or pipelines, become damaged as a result of an attack. A lower level of economic activity following a terrorist attack could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism could also impair our ability to raise capital. Terrorist activity or further instability in the Middle East could also lead to increased volatility in fuel prices, which could adversely affect our business generally.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in 20,400 square feet of leased office space in Fort Lauderdale, Florida. Our lease for this facility expires on July 31, 2013.

In addition, we own truck yard and office space in Tampa, Florida. We also lease truck yard and office space for 16 locations specified below, primarily under 3 to 5 year leases. We believe that our facilities are adequate for our current needs.

Location	Lease Expiration
Gardena, California	7/15/09
Bloomington, California	7/15/10
Port Everglades, Florida	5/31/08
Orlando, Florida	11/1/09
Doraville, Georgia	1/1/08
Houston, Texas	9/30/10
Ft. Worth, Texas	12/31/07
Jacksonville, Florida	8/31/15
Atlanta, Georgia	12/31/07
Freeport, Texas	9/30/10
Waxahachie, Texas	9/30/10
Converse, Texas	9/30/07
Lufkin, Texas	9/30/10
Temple, Texas	12/31/08
Gonzales, LA	8/15/07

Item 3.  Legal Proceedings

On October 10, 2006, the Company commenced a civil action in Broward County, Florida Circuit Court against Financial Accounting Solutions Group, Inc., (“FAS”), Kramer Professional Staffing, Inc., (“KPS”), and Mitchell Kramer, an officer, director, shareholder and control person of FAS and KPS (“Kramer”), alleging that Kramer, FAS and KPS (collectively, the “Defendants”) induced the Company to engage FAS to provide services with respect to (a) the implementation of certain Information Technology (“IT”) functions; (b) the modernization and expansion of the Company’s accounting and business technology capabilities, and (c) compliance with public company accounting requirements and the Sarbanes-Oxley Act (the “IT Projects”) by making numerous misrepresentations concerning the experience, capabilities and background of FAS and FAS’ personnel. FAS subsequently filed a countersuit in the same court seeking payment of additional fees allegedly due from the Company. The court is jointly administering the countersuit with the Company’s action. On January 25, 2007, the Company filed an amended complaint in its lawsuit by which Alex Zaldivar, the managing director and a principal of FAS, was added as an additional Defendant. In the amended complaint, the Company also made new claims for accounting malpractice, negligent training and supervision, and breach of fiduciary duty against the Defendants. The parties have exchanged some written discovery and a mediation hearing was held in August 2007.

The amount of damages recoverable from the Defendants in this action will depend on a number of factors, including but not limited to the costs incurred by the Company in completing the IT Projects, the amount of consequential damages suffered by the Company as a result of the delays and poor performance by FAS in implementing the IT projects, potential counterclaims or countersuit by FAS for amounts billed to the Company which the Company has refused to pay, and the assessment by the Company, based on input from the new vendor engaged by the Company to replace FAS, of the estimated costs to complete the IT Projects. The Company believes that, based on all available information, the likelihood of FAS prevailing in any litigation against the Company is remote and the chance of recovery by FAS against the Company is slight.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2007.

PART II

Item 5.  Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

SMF Energy Corporation’s common stock, par value $.01 (“common stock”) has traded in the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) Market under the symbol “FUEL”, since December 11, 1996, the date of the Company’s initial public offering. The following table sets forth, for the periods indicated, the high and low prices for the common stock, as reported by NASDAQ.

	Common Stock
	High	Low

Year Ended June 30, 2007
1st quarter	$3.42	$1.90
2nd quarter	$1.90	$1.35
3rd quarter	$1.83	$1.46
4th quarter	$2.07	$1.47

Year Ended June 30, 2006
1st quarter	$5.55	$1.90
2nd quarter	$4.00	$2.35
3rd quarter	$3.45	$2.50
4th quarter	$4.60	$2.24

On June 30, 2007, the closing price of the common stock was $1.49 per share. As of September 24, 2007 there were 74 holders of record of our common stock and over 1,000 beneficial owners of our common stock.

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

Performance Graph

The following graph reflects a comparison of the cumulative total shareholder return of our Common Stock from June 30, 2002 through June 30, 2007, with the NASDAQ Stock Market Index and the Russell 2000 Index. Returns are based on the change in year-end to year-end price and assume reinvested dividends, if any. The table assumes $100 was invested on June 30, 2002 in the Company’s Common Stock, NASDAQ Stock Market Index and Russell 2000 Index.

	Cumulative Total Return
	June-02	June-03	June-04	June-05	June-06	June-07
Summary Chart Input
SMF ENERGY CORPORATION	100.0	89.6	107.2	174.4	208.0	119.2
NASDAQ STOCK MARKET (U.S.)	100.0	110.9	140.0	140.6	148.4	177.9
RUSSELL 2000	100.0	96.9	127.9	138.3	156.6	180.2

Item 6.  Selected Financial Data

The following table summarizes our selected historical financial information for each of the last five fiscal years. The information presented below has been derived from our audited consolidated financial statements. This table should be read in conjunction with such Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Included in Item 7 of this Form 10K.

(in thousands, except net margin per gallon and per share data)

	Year Ended June 30,
	2007	2006	2005	2004 (5)	2003
Selected Income Statement Data:
Total revenue	$229,769	$248,699	$133,563	$89,110	$71,365
Gross profit	$12,631	$12,409	$6,588	$4,298	$4,023
Selling, general and administrative expense	$15,836	$13,262	$6,145	$4,394	$4,716
Operating (loss) income	$(3,205)	$(853)	$443	$661	$(693)
Interest expense, net of interest and other income	$3,384	$4,025	$1,903	$1,361	$915
Net loss	$(6,589)	$(4,878)	$(1,460)	$(698)	$(1,581)

Share Data:
Basic and diluted net loss per share	$(0.57)	$(0.50)	$(0.19)	$(0.10)	$(0.22)
Basic and diluted weighted average common
shares outstanding	11,509	9,819	7,857	7,261	7,221

Selected Balance Sheet Data:
Cash and cash equivalents	$987	$4,103	$4,108	$2,708	$211
Accounts receivable, net	$25,442	$24,345	$14,129	$8,280	$6,113
Restricted cash	$1,145	$-	$-	$-	$-
Line of credit payable	$17,297	$15,612	$4,801	$4,919	$4,410
Long-term debt (including current
portion)	$10,276	$13,136	$11,141	$5,558	$4,478
Shareholders’ equity	$4,114	$5,540	$6,838	$5,348	$4,111
Total assets	$43,925	$48,114	$30,125	$20,018	$16,011
Financial and Statistical Information:
EBITDA (1)	$252	$1,781	$2,278	$1,983	$737
Working capital (deficit) (2)	$168	$1,298	$5,861	$2,472	$(2,430)
Net margin (3)	$14,333	$14,076	$8,055	$5,428	$5,426
Net margin per gallon (in dollars) (4)	$0.169	$0.149	$0.121	$0.099	$0.115
Total gallons	84,899	94,261	66,427	54,594	47,294

Non-GAAP Measure Reconciliation, EBITDA Calculation:
Net loss	$(6,589)	$(4,878)	$(1,460)	$(698)	$(1,581)
Add back:
Interest expense, net of interest income (6)	3,727	4,025	1,903	1,361	915
Stock-based compensation expense	491	511	-	-	-
Depreciation and amortization expense	2,623	2,123	1,835	1,320	1,403
Subtotal	6,841	6,659	3,738	2,681	2,318
EBITDA	$252	$1,781	$2,278	$1,983	$737

(1)	EBITDA = Earnings before interest, taxes, depreciation and amortization, and stock-based compensation expense

(2)	Working capital (deficit) = current assets minus current liabilities
(3)	Net margin = Gross profit plus cost of sales depreciation
(4)	Net margin per gallon = Net margin divided by total gallons sold
(5)	Operating income, net income and EBITDA for the year ended June 30, 2004, includes a $757,000 gain on extinguishment of debt
(6)
The year ended June 30, 2006 included $472,000, in interest expense to write-off debt discounts and deferred debt costs and a prepayment penalty related to the warrants issued on June 30, 2006, to convert a portion of the August 2003, January 2005, and September 2005 Notes.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this Form 10-K.

FORWARD LOOKING STATEMENTS

This report, including but not limited to this Item 7 and the footnotes to the financial statements in Section F, contains “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements proceeded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements.

The forward-looking statements include, but are not limited, to the following:

•
Our beliefs regarding our position in the commercial mobile fueling and bulk fueling; lubricant and chemical packaging, distribution and sales; integrated out-sourced fuel management services; and transportation logistics markets;

•	Our strategies, plan, objectives and expectations concerning our future operations, cash flows, margins, revenues, profitability, liquidity and capital resources;

•	Our efforts to improve operational, financial and management controls and reporting systems and procedures; and

•	Our plans to expand and diversify our business through acquisitions of existing companies or their operations and customer bases.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We caution readers of this report that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. In addition to the Risk Factors included in Part II, Item 1A, of this report, the inaccuracy of any of the following assumptions could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	the avoidance of future net losses;

•	the avoidance of adverse consequences relating to our outstanding debt;

•	our continuing ability to pay interest and principal on our debt instruments, and to pay our accounts payable and other liabilities when due;

•	our continuing ability to comply with financial covenants contained in our credit agreements;

•	our continuing ability to obtain all necessary waivers of covenant violations, if any, in our debt agreements;

•	the avoidance of significant provisions for bad debt reserves on our accounts receivable;

•	the continuing demand for our products and services at competitive prices and acceptable margins;

•	the avoidance of negative customer reactions to new or existing marketing strategies;

•	the avoidance of significant inventory reserves for slow moving products;

•	our continuing ability to acquire sufficient trade credit from fuel and lubricants suppliers and other vendors;

•	the successful integration of acquired companies into our existing operations, and enhancing the profitability of the integrated businesses;

•	the successful execution of our acquisition and diversification strategy, including the availability of sufficient capital to acquire additional businesses and to support the infrastructure requirements of a larger combined company;

•	the success in responding to competition from other providers of similar services;

•	the impact of generally positive economic and market conditions; and

•	the ability to retire or convert debt to equity.

OVERVIEW

Our Business

We are a leading provider of petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries. At June 30, 2007, we were conducting operations through 26 locations in the ten states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

We provide commercial mobile and bulk fueling, integrated out-sourced fuel management, packaging, distribution and sale of lubricants and chemicals, transportation logistics, and emergency response services. Our fleet delivers diesel fuel and gasoline to customer locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying bulk storage tanks, and providing fuel for emergency power generation systems. We also distribute a wide variety of specialized petroleum products, lubricants and chemicals primarily to our customers in Texas. Our fleet of special duty tractor-trailer units provides heavy haul transportation logistics services over short and long distances to customers requiring the movement of over-sized and/or over-weight equipment and heavy manufactured products.

On February 18, 2005, we acquired substantially all of the assets and business operations of Shank Services, a Houston, Texas based provider of commercial fuel, petroleum lubricants distribution and sales and heavy haul transportation services in several markets in Texas.

On October 1, 2005, we acquired all of the stock of H & W, a Houston, Texas based marketer and distributor of lubricants, commercial fuels and petroleum products in several markets in Texas. Prior to closing this acquisition, H & W acquired the operating assets of Harkrider Distributing Company, a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products in certain Texas markets.

The operations of Shank Services, together with the historical operations of Streicher in the Texas markets, have been integrated into the operations of H & W Petroleum Company. The combined H & W operation now serves several markets in Texas and Louisiana.

We compete with several large and numerous small distributors, jobbers and other companies offering services and products in the same markets in which we operate. We believe that the industry and these markets offer us opportunities for consolidation, as customers increasingly demand one-stop shopping for their petroleum based needs and seek reliable supply deliveries particularly to prevent business interruptions during emergencies. We believe that certain factors, such as our ability to provide a range of services and petroleum based products and services, create advantages for us when compared to our competitors.

An objective of our business strategy is to become the leading “single source” provider of petroleum products and services in the markets we currently operate in, as well as expanding into additional contiguous markets. To achieve this objective we plan to focus in increasing revenues in our core operations and in expanding through selective acquisitions.

Executive Summary

The following is a summary discussion of our financial results in fiscal 2007 and our execution on several core strategies that impacted results of operations in fiscal year 2007 and through the date of this filing:

•
In fiscal 2007, we had a net loss of $6.6 million. These results include $4.6 million in non-cash charges, such as depreciation and amortization of fixed assets, debt costs, debt discounts, stock base compensation and non cash provision for allowance of doubtful accounts, $2.6 million in stated interest expense associated with servicing our debt, non-legal public company costs of $1.2 million, and legal expenses of $895,000. We have made significant investments in building a corporate infrastructure which includes the Enterprise Resource Planning (“ERP”) system implementation, the addition of key personnel, and expansion of office space, among other enhancements, which we believe will enable us to execute on our growth strategy.

•
During the fourth quarter, we continued to reduce our outstanding promissory notes by an additional $939,000, adding up to an aggregate of $1.6 million during the year, through their conversion into common stock as a result of the exercise of common stock purchase warrants with the conversion of promissory notes by certain investors.

•
During the fourth quarter, we sold 29 pieces of equipment for an aggregate amount of $1.1 million, realizing a net gain of approximately $321,000. The proceeds of the sale will be used to upgrade our fleet through the purchase of newer and under warranty equipment, thus reducing future repair and maintenance costs. Because this equipment will be replacement collateral under our senior subordinated promissory notes, the proceeds from the sale of the old equipment are classified in our consolidated balance sheet as restricted cash.

•
During the fourth quarter, we completed the implementation of our information systems. The ERP operating and accounting systems replaced three legacy systems. The effective utilization of the new systems will enable us to realize economies of scale and eliminate duplicative costs while creating an improved capability to integrate future acquisitions on an accelerated basis. We believe that the distractions associated with this implementation impacted our ability to manage the acquisitions, and the legacy business was severely hampered by an incomplete and disjointed set of information tools, impairing our profitability. We also believe that the disruptions to our business created by the implementation of the new system are now behind us.

•
During the third quarter, we raised additional capital through a $3.3 million private placement of 2.1 million shares of our common stock and warrants to purchase an additional 423,800 shares. The proceeds from the placement were used to satisfy $732,300 in payment obligations related to our August 2003 promissory notes. The remaining funds were used for general working capital purposes.

•
During fiscal 2007, we entered into amendments to our line of credit increasing it from $20.0 million to $25.0 million, extending the maturity date from September 25, 2007 to June 30, 2008 and modifying certain financial covenants. We believe that the increase, extension and modifications will enable us to continue to meet the working capital needs of the base business.

•
During fiscal 2007, we significantly strengthened our management team, including the appointments of a Senior Vice President of Information Services & Administration and Chief Information Officer, Senior Vice President of Marketing & Sales and Investment Relations Officer and a Vice President of Finance and Accounting, among others. We believe that these management additions provide us with professional resources necessary to effectively execute our business plan and growth strategy.

•
External factors beyond our control have continued to impact our results of operations. While fuel price fluctuations affect our revenues, our gross profits are generally not affected by such fluctuations since we are able to pass the increased cost of the product on to our customers. However, higher fuel prices coupled with negative economic conditions in certain markets have decreased the demand for the services and goods provided by the transportation, manufacturing, services and other industries that comprise the majority of our customer base. While we have continued to increase the organic growth in our mobile fueling services through the addition of new customers seeking to reduce fuel costs, the decrease in our existing customers’ business and their efforts to reduce fuel consumption on the face of higher prices has resulted in lower volumes of fuel being supplied by us to these customers.

•
Subsequent to our fiscal year 2007, on August 8, 2007, we sold $11.8 million in debt and equity securities (the “Offering”). We satisfied the principal balance of our then outstanding August 2003, January 2005 and September 2005 promissory notes with the proceeds of the August 2007 placement. As a result of this transaction we lowered our senior secured subordinated debt from $11.2 million to $10.6 million at August 8, 2007. Since the new notes mature in December 31, 2009, the debt associated with the promissory notes was classified in our consolidated balance sheet as long-term debt.

Key financial and operating measures during fiscal year 2007 include:

•
The net loss from operations for fiscal year 2007 was $6.6 million compared to $4.9 million for fiscal year 2006. The primary reason for the $1.7 million increase in the net loss was the $2.6 million increase in selling, general and administrative expenses due to the incremental corporate infrastructure costs of $2.2 million incurred to support our acquisition and diversification strategies. Additionally, we experienced an increase of $610,000 in legal fees, from $285,000 to $895,000 that were related to our reincorporation in Delaware, legal public company costs, litigation and general legal matters. We also incurred $273,000 in additional non-legal public company costs in fiscal 2007, increasing from $910,000 to $1.2 million. Other selling, general and administrative expenses increases include additional depreciation of $393,000 primarily related to the new ERP system and expanded corporate office and operations space. These increases were partially offset by a decrease of $760,000 as a result of the integration of the companies acquired. The increase in selling, general and administrative expenses was also partially offset by a $222,000 increase in gross profit resulting from our emphasis on developing new business with higher overall net margin per gallon contribution, a decrease in interest expense of $298,000 primarily due as a result of lower outstanding debt, and recognition in fiscal year 2007 of a $321,000 gain from the sale of assets.

•
For fiscal year 2007, net margin per gallon was 16.9 cents per gallon compared to 14.9 cents per gallon for the same period in the prior year. The increase in net margin per gallon was the result of our elimination or reduction of prior low margin business, including the termination of operations in our Baltimore location. With the completion of the implementation of our ERP systems, we anticipate that, in the future, management will be in a better position to evaluate and identify lower margin operations and services and respond accordingly.

•
Earnings before interest, taxes, depreciation and amortization and stock-based compensation expense (“EBITDA”), a non-GAAP measure, for fiscal year 2007 were $252,000 compared to $1.8 million for fiscal year 2006. The primary reason for the $1.5 million decrease was the increase in selling, general and administrative expenses discussed above, partially offset by the increase in gross profit, the decrease in interest expense and the gain from the sale of assets, described above.

•
Financial results from our commercial mobile and bulk fueling services business continue to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved. The 9.4 million gallon reduction in the current year as compared to the prior year was primarily due to the termination of operations in our Baltimore location in March 2006 and the curtailment in August 2006 of a portion of the low margin fuel transport services business in our Mid-Continent division. In addition, we believe our volume decrease is also a result of a decrease in industry demand stemming from the contraction of the national economy, impacting the industries we serve, and our customers’ efforts to reduce fuel consumption in light of dramatically increased fuel prices.

In 2008 we plan to focus on three key operating objectives:

•	Identify, finance, acquire and integrate diversified businesses:

•
Continue to identify acquisition targets based on factors such as market presence, growth potential of product and service lines, margin contribution, competition impact, customer loyalty, established management, integration efficiencies and controls;

•	Pursue financing arrangements that would enable us to execute on our acquisition strategy; and

•	Integrate those companies that we acquire timely and effectively realizing efficiencies and economies of scale expediently.

•	Expand and improve our existing business emphasizing higher margin sales:

• Continue to grow our customer base;

• Expand services and sales of new products to existing customers;

• Concentrate our efforts on servicing customers with higher margins;

•	Expand business that provides recurring revenue; and

• Continue to seek large customers that can be serviced across all of our markets.

•      Improve operating leverage:

•	Reduce direct operating expenses and selling, general and administrative expenses;

•	Seek financing arrangements with our vendors that will provide us with better extended payment terms and new credit lines;

•	Improve on our collection efforts thereby accelerating and improving our cash flows; and

•	Optimize our capital expenditures investing our restricted cash in newer equipment thereby reducing repair and maintenance costs.

RESULTS OF OPERATIONS:

To monitor our results of operations, we review key financial information including net revenues, gross profit, selling, general and administrative expense, net income or losses, and non-GAAP measures such as EBITDA and Proforma EBITDA. As our businesses are integrated, we continue to seek ways to more efficiently manage and monitor our business performance. We also review other key operating metrics, such as the number of gallons sold and net margins per gallons sold. As our business is dependent on the supply of fuel and lubricants, we closely monitor pricing and fuel availability of our suppliers in order to choose the most cost effective products.

Net margin per gallon is calculated by adding gross profit to the cost of sales depreciation and amortization and dividing that sum by the number of gallons sold.

Comparison of Year Ended June 30, 2007 (“fiscal 2007”) to Year Ended June 30, 2006 (“fiscal 2006”)

Revenues

Revenues were $229.8 million in fiscal 2007, as compared to $248.7 million in fiscal 2006, a decrease of $18.9 million, or 8%, primarily as a result of a decrease of 9.4 million or 10% in gallons sold. The volume reduction caused $24.7 million of the decrease in revenue offset by a positive $5.8 million price variance largely due to overall higher market prices of petroleum products. In March 2006, we terminated operations in our Baltimore location, and in August 2006, we curtailed a portion of the fuel transport business in our Mid-Continent division due to net margin contributions below acceptable levels. As both of these events occurred prior to or in early fiscal 2007, the financial results of fiscal 2007 do not include comparative revenues for these closed or curtailed operations. In addition, we experienced a decrease in emergency response services volume and related higher margins in the current year due to improved weather conditions compared to the higher demand for those services during fiscal 2006 on account of the severe 2005 hurricane season.

Gross Profit

Gross profit was $12.6 million in fiscal 2007, as compared to $12.4 million in fiscal 2006, an increase of $222,000, or 2%. The increase was primarily due to the reduction in business with net margin contributions below acceptable levels. Gross profit attributable to our diversified products and services increased when compared to the prior year. Further, the net margin per gallon for fiscal 2007 and 2006 was 16.9 cents and 14.9 cents, respectively. Even though fiscal 2006 results include significant revenues derived from emergency response services, which are higher margin services, we were able to increase our margins in fiscal 2007. This increase in margins demonstrates the emphasis we have been placing on eliminating non-value low margin customer services. There can be no assurance that the gross profit and net margin trends will continue in the future or that they will not decrease as a result of increased competition, customer resistance to higher prices for our services and/or reduction in emergency response services, or any combination thereof.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.8 million in fiscal 2007, as compared to $13.3 million in fiscal 2006, an increase of $2.5 million or 19%. This increase is attributable to the following (in thousands):

Corporate infrastructure costs such as, personnel resources, development and implementation of a new fully integrated accounting, operations, internal control and management information system, and integration costs	$2,169

Legal fees related to the Company's reincorporation, public company costs, and other general matters	610

Non-legal public company compliance expenses, including auditing fees, proxy statements, and name incorporation changes	273

Increase in SG&A depreciation related to ERP system implementation	199

Increase in general SG&A depreciation	194

Provision for doubtful accounts and collection fees	101

Increase in amortization related to intangibles associated with the acquisitions	74

Reduction in acquired SG&A costs associated with H & W and Shank Services	(760)

Reduction in facilities expenses related to the integration of Dallas and Houston locations	(271)

Other, net	(15)

Total increase	$2,574

Corporate infrastructure costs are directly related to executing our business plan and represent an investment in future growth, which we intend to achieve both organically and through selective acquisitions. While some of these costs would have been incurred even without our concerted infrastructure development program, the majority of the costs were primarily incurred to support our long-term objective to enhance shareholder value by investing in infrastructure in the present to benefit future performance. The components of corporate infrastructure and integration costs include management and support personnel additions and retention, placement fees, information technology consulting, accounting support, the cost of developing acquisition strategies and analyses, facility leasing, legal assistance and integration travel and ancillary expenses.

Interest Expense

Interest expense was $3.7 million in fiscal 2007, as compared to $4.0 million in fiscal 2006, a decrease of $298,000 or 7%. The decrease is primarily due to a decrease in the stated interest expense related to the long term notes as the outstanding balances of the January 2005 Notes and the August 2003 have been reduced through payments or conversion into common stock. The decrease was partially offset by an increase of interest expense related to the line of credit as balances increased due to the H & W acquisition.

The components of interest expense are as follows (in thousands):

	Year Ended
	June 30,
	2007	2006
Stated Rate Interest Expense:
Line of credit	$1,212	$870
Long term debt	1,363	1,471
Other	64	75
Total stated rate interest expense	2,639	2,416

Non-Cash Interest Amortization:
Amortization of deferred debt costs	342	521
Amortization of debt discount	746	1,074
Other	-	14
Total amortization of interest expense	1,088	1,609

Total interest expense	$3,727	$4,025

Income Taxes

No income tax expense was recorded for fiscal 2007 or fiscal 2006. The net operating loss carryforward at June 30, 2007 was $24.7 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.

Net Loss

Net loss was $6.6 million in fiscal 2007, as compared to $4.9 million in fiscal 2006. The $1.7 million increase in net loss resulted primarily from the increase in selling, general and administrative expenses of $2.6 million, partially offset by the decrease in interest expense of $298,000 and the increase in gross profit of $222,000 resulting from the reduction in business with net margin contributions below acceptable levels (as discussed above).

EBITDA - Non-GAAP Measure

We define EBITDA as earnings before interest, taxes, depreciation, amortization and amortization of stock-based compensation expense, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. EBITDA is commonly defined as earnings or loss before interest, taxes, depreciation and amortization. We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. All companies do not calculate EBITDA in the same manner, and EBITDA as presented by SMF may not be comparable to EBITDA presented by other companies.

EBITDA were $252,000 in fiscal 2007, as compared to $1.8 million in fiscal 2006, a decrease of $1.5 million, or 86%. The decrease in EBITDA was primarily due to an increase of $2.1 million in selling, general and administrative expenses excluding depreciation, amortization and employee stock compensation expense.

Reconciliation of EBITDA for fiscal 2007 and 2006 are as follows (in thousands):

	Year ended
	June 30,
	2007	2006
Net loss	$(6,589)	$(4,878)
Add back:
Interest expense	3,727	4,025
Stock-based compensation expense	491	511
Depreciation and amortization expense:
Cost of sales	1,702	1,667
Selling, general and administrative expenses	921	456
EBITDA	$252	$1,781

Below is a reconciliation of Proforma EBITDA, a non-GAAP measurement used and defined by us as net loss excluding non-cash items, corporate infrastructure and integration costs, stated interest expense and net gain on sale of assets. We believe this non-GAAP measurement is useful to the investor because it demonstrates the material effect our financing, acquisition and corporate development programs have on the performance of our business.

	Year Ended June 30,
	2007	2006
Net loss	$(6,589)	$(4,878)

Add: non-cash items:
Depreciation - cost of sales	1,702	1,667
Depreciation and amortization - SG&A	921	456
Amortization of deferred debt cost	342	521
Amortization of debt discount	746	1,009
Stock-based compensation expense	491	511
Other non-cash expenses	(23)	79
Inventory reserve	(38)	172
Provision for allowance of doubtful accounts	477	404
Total non-cash items	4,618	4,819

Net loss before non-cash items	(1,971)	(59)

Add: Corporate infrastructure and integration costs	2,169	2,298

Net income before non-cash items and corporate
infrastructure and integration costs	198	2,239

Add: Stated rate interest expense (See interest expense table)	2,639	2,416
Deduct: Net gain on sale of assets	(321)	-

Proforma EBITDA	$2,516	$4,655

Comparison of Year Ended June 30, 2006 (“fiscal 2006”) to Year Ended June 30, 2005 (“fiscal 2005”)

Revenues

Revenues increased $115.1 million, or 86%, to $248.7 million for fiscal 2006 from $133.6 million for fiscal 2005. This increase was principally due to the acquisitions of Shank Services and H & W and higher fuel prices, which averaged 55 cents per gallon higher in fiscal 2006, when compared to fiscal 2005. We sold 94.3 million gallons of fuel during fiscal 2006, compared to 66.4 million gallons during the prior year representing an increase of 27.9 million gallons or 42%. The results for fiscal 2006 includes revenues of $61.3 million and gallons sold of 23.1 million from Shank Services acquired in February 2005, and revenues of $46.8 million and gallons sold of 16.3 million from H & W which was acquired in October 2005. The increase in fuel prices was directly attributable to the volatility of world fuel markets and uncertain Middle East economic and political conditions, including unprecedented escalation in crude oil prices and greater global fuel demand.

Gross Profit

Gross profit was $12.4 million for fiscal 2006 compared to $6.6 million for fiscal 2005, an increase of $5.8 million or 88%. This improvement resulted primarily from the acquisitions of Shank Services and H & W, which accounted for most of the increase of 30.4 million gallons in net new business sold offset by a reduction of 2.6 million gallons resulting from the closure of certain operating locations. The overall average net margin per gallon was 14.9 cents and 12.1 cents for fiscal 2006 and fiscal 2005, an increase of 2.8 cents or 23%. The increase in gross profit is also the direct result of customer price increases and management’s diversification strategy associated with adjusting the sales mix of lubricant and chemical products sold and heavy haul services provided. There can be no assurance that the gross and net margin improvement trends will continue in the future or that margins will not decrease as a result of increased competitive, customer resistance to higher prices for our services and/or a reduction in emergency response services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.3 million for fiscal 2006, compared to $6.1 million for fiscal 2005, an increase of $7.2 million. The acquisitions of Shank Services in February 2005 and H & W in October 2005 accounted for approximately $3.6 million of the increase. The remaining increase in selling, general and administrative expenses are primarily attributable to $2.3 million incurred for corporate infrastructure and integration costs; $511,000 in stock-based compensation expense; an increase in bad debt expense of $472,000; and an increase in credit card fees of $242,000.

Interest Expense

Interest expense increased $2.1 million for fiscal 2006 compared to fiscal 2005 primarily as a result of the issuance of the September 2005 Notes and increased borrowings on our line of credit due to the H & W acquisition and our assuming $7.1 million of the H & W line of credit on October 1, 2005. In addition, on June 30, 2006 we wrote-off deferred debt costs and debt discount and recorded a pre-payment penalty totaling $537,000 related to the June 30, 2006 issuance of warrants to convert a portion of our August 2003 and January 2005 Notes.

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

Income Taxes

No income tax expense was recorded for fiscal 2006 or for fiscal 2005. The net operating loss carryforward at June 30, 2006 was $19.1 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.

Net Loss

The $4.9 million net loss for fiscal 2006, was $3.4 million higher than the $1.5 million net loss for fiscal 2005. During fiscal 2006, we incurred additional interest expense of $2.1 million and additional selling, general and administrative expenses of $7.1 million which were offset by an increase in gross profit of $5.8 million.

EBITDA - Non-GAAP Measure

Earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“EBITDA”) were $1.8 million for fiscal 2006 compared to $2.3 million for fiscal 2005, a decrease of $497,000 or 22%. The decrease was primarily due to the increase in net loss of $3.4 million offset by an increase in interest expense of $2.1 million, $511,000 in stock-based compensation expense and an increase of $288,000 in depreciation and amortization expense.

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

Capital Resources and Liquidity

At June 30, 2007 we had total cash and cash availability of $2.8 million, which consisted of cash and cash equivalents of $987,000 and additional cash availability of $1.8 million through our line of credit. As of September 24, 2007, our cash and cash availability was approximately $3.0 million. We are able to draw on our line of credit on a daily basis subject to debt covenant requirements.

In fiscal 2005 and 2006, we made significant investments in acquiring two new companies. Subsequent to their acquisitions, we have concentrated our efforts on integrating these acquisitions, thereby incurring additional costs that have reduced our cash availability. In addition, the expenditures for development of the corporate infrastructure, including the new operating, accounting and information management system, have reduced our cash resources.

Sources of Cash

Debt Financing and Equity Offerings

On September 26, 2006, we increased our line of credit with our institutional lender from $20.0 to $25.0 million. Our line of credit facilitates financing the timing difference between petroleum product purchases payable generally in 10 days and the collection of receivables from our customers, generally in 30 to 45 days. As of June 30, 2007 and 2006, we had outstanding borrowings of $17.3 million and $15.6 million, respectively, under our $25.0 million line of credit.

Our line of credit permits us to borrow up to 85% of the total amount of eligible accounts receivable and 65% of H & W’s eligible inventory. Interest is payable monthly at prime plus 0.75% (9.0% at June 30, 2007) and outstanding borrowings under the line of credit are secured by substantially all of our assets other than our truck fleet and related equipment. The maturity date of the line of credit is June 30, 2008.

In addition to obtaining funds through the line of credit, we have previously obtained funds through the issuance of promissory notes and warrants to purchase our common stock. In August 2003, we raised $6.9 million from the issuance of five-year 10% promissory notes (the “August 2003 Notes”) and warrants to purchase 2,008,250 shares our common stock. We used the net proceeds for general working capital purposes. In January 2005, we raised $6.1 million from the issuance of five-year 10% promissory notes (the “January 2005 Notes”) and four-year warrants to purchase 1,006,500 shares of our common stock. The funding provided by the January 2005 Notes was used for the Shank Services acquisition and for other general corporate purposes. On September 1, 2005, we issued $3.0 million in 10% five-year Senior Secured Notes (the “September 2005 Notes”) and four- year warrants to purchase 360,000 shares of our common stock. These notes were issued in order to fund the H & W acquisition, to develop our operations and for general working capital purposes. In August 2007, these notes were satisfied with proceeds from a new senior secured convertible subordinated debt and equity offering, discussed below.

On February 15, 2007, we completed a $3.3 million private placement offering of unregistered shares of common stock and common stock purchase warrants to a group of qualified institutional buyers and accredited investors. As a result of this transaction, we issued 2,119,100 shares of common stock at an exercise price of $1.52 per share and warrants to purchase 423,800 shares of common stock at an exercise price of $1.52 per share. The net proceeds of the offering were approximately $2.9 million, net of costs of issuance of $364,000 and were used for the repayment of $732,300 of principal on our August 2003 Notes. The remainder of the proceeds were used for general working capital purposes.

On June 30, 2006, we issued 1,057,283 non-detachable warrants (the “Conversion Warrants”), exercisable for 90 days to certain note holders of the August 2003 Notes and the January 2005 Promissory Notes, by which those note holders could exchange up to $2.6 million of existing August 2003 and January 2005 Notes for the purchase of shares of our common stock at an exercise price of $2.54 per share, the closing market price on the date of the agreement. By subsequent amendments, the exercise period of the Conversion Warrants was extended to March 31, 2007, and the exercise price was lowered to $1.52 per share, the market price on the date of the amendment. On March 29, 2007, we further amended the agreements extending the exercise period of the warrants to June 30, 2007.

As of June 30, 2007, the note holders had exercised all of the Conversion Warrants, as follows:

Date	Common		Principal	Prepayment
Of	Shares	Note	Amount	Penalty
Exercise	Issued	Converted	Converted	Reduction

March 29, 2007	424,835	January 2005	$630,000	$16,000

April 3, 2007	203,651	August 2003	302,000	8,000

May 18, 2007	362,391	August 2003	538,000	13,000

June 18, 2007	66,406	August 2003	99,000	2,000

	1,057,283		$1,569,000	$39,000

On August 8, 2007, we sold $11.8 million in debt and equity securities (the “Offering”). We used the proceeds of the Offering to satisfy its senior secured promissory notes issued on August 29, 2003, January 25, 2005 and September 1, 2005, and thereby lowering our total senior secured subordinated debt from $11.2 million to $10.6 million at August 8, 2007.

In the Offering, we sold $10.6 million in 11½% senior secured convertible promissory notes maturing December 31, 2009 (the “August 2007 Notes”), together with 790,542 shares of common stock (the “Shares”) and 39,528 four year warrants to purchase common stock at $1.752 per share (the “Warrants”). All principal on the August 2007 Notes is payable at maturity. The Shares and Warrants were sold at $1.48 per Share and one twentieth of a Warrant, or $29.60 for twenty (20) Shares and one (1) Warrant, for total equity proceeds of $1.2 million.

Our debt agreements have covenants that define certain financial requirements and operating restrictions. Our failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements, which would have a material adverse effect on our liquidity and capital resources. At the date of this filing, we are in compliance with the applicable covenants required by its debt agreements.

Warrants

In conjunction with the issuance of the promissory notes, described above, we issued an aggregate of 3,374,750 detachable warrants. During fiscal year 2006, a total of 1,533,859 warrants relating to the August 2003, January 2005, and September 2005 Notes were exercised for gross proceeds of $2.5 million. At June 30, 2007, 253,132 of these detachable warrants remained outstanding.

During fiscal year 2007, 35,000 remaining warrants, related to notes issued and paid-off in 2003, were exercised for gross proceeds of $31,000.

In addition, as noted above, certain note holders exercised 1,057,283 Conversion Warrants during fiscal 2007. No cash proceeds were received since Conversion Warrants were exercised in exchange for the retirement of existing notes.

Acquisitions

Shank Services

In February 2005, we purchased substantially all of the assets and business operations of Shank C&E Investments, L.L.C. (“Shank Services”), a Houston, Texas based company. We paid $6.4 million for Shank Services, which was comprised of $5.8 million in cash and $0.6 million in acquisition costs. We had agreed to an additional $1.9 million contingent two-year deferred payment promissory note subject to Shank Services meeting a specific target performance objective. Since the objective was not met, the note was not paid. Shank Services is a provider of commercial mobile and bulk fueling services, petroleum lubricants packaging and distribution, and heavy haul transportation services.

H & W

In October 2005 we acquired H & W Petroleum Company, Inc. (“H & W”), a Houston based marketer and distributor of lubricants, commercial fuels and petroleum products. Immediately prior to our acquisition of H & W, H & W acquired the operating assets of Harkrider Distributing Company, Incorporated (“Harkrider”), a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products. We agreed to pay $5.9 million, which included the combination of cash, the assumption of specified liabilities and the issuance of two year 10% promissory notes totaling $2.5 million. Payment of the promissory note is subject to an earn out provision based on the performance of H & W and Harkrider for the period of December 31, 2005 through December 31, 2007.

Cash Flows

During fiscal years 2007 and 2006, cash and cash equivalents decreased $3.1 million and $5,000, respectively.

We generated cash from the following sources (in thousands):

	Year Ended June 30,
	2007	2006
Net proceeds from issuances of common stock
and warrants	$2,910	$-
Net cash borrowings	1,685	3,273
Proceeds from disposal of equipment	1,141	7
Proceeds from exercise of common stock options and warrants	31	2,484
Proceeds from issuance of promissory notes	-	3,000
	$5,767	$8,764

We used cash primarily for (in thousands):

	Year Ended June 30,
	2007	2006
Cash used in operations	$4,363	$2,744
Principal payments on promissory notes	1,794	1,385
Purchase of property and equipment	1,344	2,392
Increase in restricted cash	1,145	-
Payments of debt and warrant issuance costs	114	299
Capital lease payments	123	134
Acquisition of business	-	1,798
Repayments of note payable	-	17
	$8,883	$8,769

Net change in cash and cash equivalents	$(3,116)	$(5)

As of June 30, 2007, we had $17.3 million outstanding under our line of credit. The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying consolidated statements of cash flows for the year ended June 30, 2007 include the cumulative activity of the daily borrowings and repayments, $246.2 million and $244.5 million respectively, under the line of credit. The availability under the line of credit at June 30, 2007 amounted to $1.8 million. The net cash borrowings from or repayments of the line of credit during the years ended June 30, 2007 and 2006, respectively, have been included as sources or uses of cash in the tables above.

Adequacy of Capital Resources

Our liquidity and ability to meet financial obligations is dependent on, among other things, the generation of cash flow from operating activities, obtaining or maintaining sufficient trade credit from vendors, complying with our debt covenants, and/or raising any required additional capital through the issuance of debt or equity securities or additional borrowings.

Our sources of cash during fiscal 2008 are expected to be cash on hand, cash generated from operations, borrowings under our credit facility, and any other capital sources that may be deemed necessary. There is no assurance, however, that if additional capital is required, it will be available to us or available on acceptable terms.

Our uses of cash over the next twelve months are expected to be principally for operating working capital needs, maintaining our line of credit, and servicing the interest on our debt. We will continue to pursue additional conversions of debt into equity or other capital raises to reduce the amounts owed under our new senior secured convertible subordinated debt.

Although there can be no assurance, management believes that our line of credit and cash on hand should provide the working capital needed to maintain our base business over the coming twelve months. To accomplish our business plan of growth via acquisitions, however, we will need to raise additional capital. If additional capital is required, there can be no assurance that we will be able to obtain such capital from our present line of credit or from another source at acceptable terms, or at all, or raise additional capital to execute our acquisition plan.

The ongoing expenditures for development of the corporate infrastructure as well as integration of future acquisitions, may require us to seek additional capital. There is no assurance, however, that any additional capital would be available to us on acceptable terms, or at all. Moreover, if we fail to comply with the covenants in our debt agreements, or if adequate funds are not available to fund our operations or to pay debt service obligations as they become due, we may be required to make substantial changes to our capital structure or significantly alter our operations or both.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of June 30, 2007.

	PAYMENTS DUE BY PERIOD (in 000’s)
		Less than			More than
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-term debt	$11,277	$-	$11,277	$-	$-
Operating leases for real
estate and equipment	4,264	1,106	1,712	965	481
Capital lease obligations	26	26	-	-	-
Line of credit	17,297	17,297	-	-	-

Total	$32,864	$18,429	$12,989	$965	$481

The contractual obligations table above should be read in conjunction with the notes to our consolidated financial statements. To highlight the table above:

•
Interest payments associated with long-term debt obligations are not included in the table above. In addition, in August 2007, the outstanding notes were satisfied with the proceeds from a new senior secured convertible subordinated debt. No principal is due on the new debt until it matures on December 31, 2009.

•	We have a $25.0 million line of credit security agreement, with an outstanding balance of $17.3 million, which expires June 30, 2008, and therefore, it is shown as due in less than one year.

Off-Balance Sheet Arrangements

At June 30, 2007, we do not have any material off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recent Accounting Pronouncements

In June 2006, the FASB issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FAS Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Application of FIN No. 48 is effective for the Company in fiscal year of 2008. The Company is in the process of evaluating the impact of FIN No. 48 on its financial condition and results of operations.

In September 2006, the FASB issued FAS Statement No. 157 “Fair Value Measurements” (“FAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities. Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The application of FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FAS No. 157 will have on its consolidated financial position, results of operations or cash flows.

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. The Company’s adoption of SAB No. 108 did not have a material impact on its financial position, results of operations, or cash flows.

In February 2007, FAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), was issued.  FAS No. 159 enables companies to report selected financial assets and liabilities at their fair value.  This statement requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company’s election to use fair value on its earnings.  FAS No. 159 also requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of FAS No. 159 and the potential impact on its financial condition or results of operations.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Note 2 to the Consolidated Financial Statements describes the significant accounting policies and estimates used in preparation of the Consolidated Financial Statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, however, to the extent there are material differences between these estimates, judgments or assumptions and our actual results, our financial statements will be affected. There can be no assurance that actual results will not differ from those estimates. We believe the accounting policies discussed below reflect our more significant assumptions, estimates and judgments and are the most critical to aid in fully understanding and evaluating our reported financial results.

Accounts Receivable and Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current credit worthiness. Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that are identified. While such credit losses have historically been within expectations and the provisions established, we cannot assure that we will continue to experience the same credit loss rates that have occurred in the past.

Inventory Valuation Reserves

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“FAS No. 142”), goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. As required by FAS No. 142, in our impairment test for goodwill, we compare the estimated fair value of goodwill to the carrying value. If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill tests may be based upon a number of factors, including our assumptions about the expected future operating performance of our reporting units. Our estimates may change in future periods due to, among other things, political and economic conditions and changes to our business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods.

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

Income Taxes

In connection with the preparation of our financial statements, income taxes have to be recorded. This process involves estimating actual current tax exposure in conjunction with the assessment of temporary differences resulting from the difference between the financial statements and tax bases. These differences result in deferred tax assets and liabilities, which are included on the balance sheet. The likelihood that deferred tax assets will be recovered from future taxable income is assessed and to the extent that recovery is not likely, a valuation allowance is established. To the extent a valuation allowance is established or an increase in the allowance is recorded in a period, a tax expense is provided in the statement of operations. Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

Due to uncertainties related to utilizing some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, it may be necessary to establish an additional valuation allowance that could materially impact the Company’s financial position and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is related to fluctuating interest rates associated with variable rate debt outstanding to finance working capital requirements. This debt bears interest at the United States prime interest rate plus a fixed markup and is subject to change based upon interest rate changes in the United States. We do not currently use, and have not historically used, derivative instruments to hedge against such market interest rate risk. Increases or decreases in market interest rates could have a material impact on our financial condition, results of operations and cash flows. The interest on the new notes issued in August 2007 is fixed at 11.5% per annum. The interest on our line of credit of up to $25.0 million is variable and may increase or decrease with future changes in interest rates but interest rates are not the only factor which could affect interest expense on the line of credit. For example, interest expense on the line of credit for the year ended June 30, 2007 was $1.2 million, an increase of $342,000 over the prior year, due primarily to an increase in the average outstanding line of credit balance. If our line of credit average outstanding balance were $15.0 million, an increase of 1% in the variable interest rate would result in additional interest expense of $150,000 per annum.

We believe that the estimated fair value of the amounts outstanding on our fixed rate notes under permanent financing arrangements at June 30, 2007 and 2006, approximated the outstanding principal amounts of $11.3 million and $14.6 million, respectively.

Item 8.  Financial Statements and Supplementary Data

Our financial statements required by Form 10-K are attached following Part III of this report, commencing on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Information Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation and the material weakness described below, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

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

While the Company is not subject to Section 404 of the Sarbanes-Oxley Act of 2002, the Company is required to report a material weakness as defined in the Public Company Accounting Oversight Board’s Auditing Standard #2 in its public company filings. In connection with the audit for the year ended June 30, 2006, we identified a number of significant deficiencies related to policies and procedures to ensure accurate and reliable interim and annual consolidated financial statements that, taken together, comprised a material weakness in our internal controls over financial reporting. A material weakness as defined in the Public Company Accounting Oversight Board’s Auditing Standard #2 is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financials statements will not be prevented or detected on a timely basis. Largely as a result of various remedial measures we took during fiscal 2007 to rectify the significant deficiencies identified in fiscal 2006 (discussed below), we have determined that, as of June 30, 2007, we did not have a material weakness in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

During fiscal 2007, we implemented the following changes to our internal control over financial reporting in order to address the material weakness in our internal control over financial reporting identified at the end of fiscal 2006 and to improve the integrity of our reporting processes:

•
We significantly strengthened our management team, including the appointments of a Senior Vice President of Information Services & Administration and Chief Information Officer, Senior Vice President of Marketing & Sales and Investment Relations Officer and a Vice President of Finance and Accounting, among others. We also recruited additional management and staff in information technology, accounting and administration.

•
We have invested over $2.4 million during calendar years 2007 and 2006 in the development and implementation of a new fully integrated accounting and operations internal control and management information system.

•	We expanded our corporate infrastructure in order to upgrade and improve all internal accounting procedures and processes supporting our existing business and anticipated acquisitions.

•
We implemented a program to develop and improve policies and procedures in connection with the operational performance of our internal finance and accounting processes and underlying information and reporting systems; establish greater organizational accountability and lines of responsibility and approval; and to better support our processes operations.

•
We improved our organizational structure to help achieve the proper number of, and quality of our accounting, finance and information technology functions, including the proper segregation of duties among accounting personnel.

•	We refined our period-end financial reporting processes to improve the quality and timeliness of our financial information.

The foregoing changes to our internal control over financial reporting were the only changes that occurred during the Company’s fiscal quarter ended June 30, 2007, and that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any system’s design will succeed in achieving its stated goals under all potential future conditions.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2007 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2007 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2007 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Certain Relationships, Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2007 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2007 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibits	Description

2.1
Asset Purchase Agreement by and among SMF Energy Corporation., SMF Services, Inc., Shank C&E Investments, L.L.C., Jerry C. Shanklin and Claudette Shanklin dated January 25, 2005 filed as Exhibit 2.1 to the Company’s Form 8-K filed January 31, 2005 and incorporated by reference herein.

2.2
Supplemental Agreement dated February 18, 2005 to the Asset Purchase Agreement by and among SMF Energy Corporation., SMF Services, Inc., Shank C&E Investments, L.L.C., Jerry C. Shanklin and Claudette Shanklin dated January 25, 2005 filed as Exhibit 2.1 to the Company’s Form 8-K filed February 25, 2005 and incorporated by reference herein.

2.3
Stock Purchase Agreement by and among SMF Energy Corporation, H & W Petroleum Co., Inc., Eugene Wayne Wetzel, Mary Kay Wetzel, Sharon Harkrider, William M. Harkrider II, W. M. Harkrider Testamentary Trust, Harkrider Distributing Company, Inc. and W & H Interests dated September 7, 2005 filed as Exhibit 2.1 to the Company’s Form 8-K filed September 8, 2005 and incorporated by reference herein.

2.4
Agreement of Merger and Plan of Merger and Reorganization between Streicher Mobile Fueling, Inc. and SMF Energy Corporation dated February 13, 2007. Filed as Exhibit 2.1 to the Company’s Form 8-K filed February 14, 2007 and incorporated by reference herein.

3.1	Restated Articles of Incorporation filed as Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended June 30, 2003 and incorporated by reference herein.

3.2	Amended and Restated Bylaws filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2003 and incorporated by reference herein.

3.3
Certificate of Incorporation of SMF Energy Corporation and Certificate of Amendment of Certificate of Incorporation of SMF Energy Corporation (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on October 30, 2006).

3.4	Bylaws of SMF Energy Corporation (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A, filed on October 30, 2006).

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (No. 333-11541) and incorporated by reference herein.

4.2	Form of Redeemable Common Stock Purchase Warrant filed as Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (No. 333-11541) and incorporated by reference herein.

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

4.5	Indenture with The Bank of Cherry Creek dated August 29, 2003 filed as Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended June 30, 2003 and incorporated by reference herein.

4.6	Form of 10% Promissory Note dated January 25, 2005 filed as Exhibit 10.2 to the Company’s Form 8-K filed January 31, 2005 and incorporated by reference herein.

4.7	Form of Investor Warrant dated January 25, 2005 filed as Exhibit 10.3 to the Company’s Form 8-K filed January 31, 2005 and incorporated by reference herein.

4.8	Indenture Agreement with American National Bank dated January 25, 2005 filed as Exhibit 10.4 to the Company’s Form 8-K filed January 31, 2005 and incorporated by reference herein.

4.9	Form of Placement Agent Warrants dated January 25, 2005 filed as Exhibit 10.5 to the Company’s Form 8-K filed January 31, 2005 and incorporated by reference herein.

4.10	Form of Note for Stock Purchase Agreement in Exhibit 2.3 herein filed as Exhibit 10.1 to the Company’s Form 8-K filed September 8, 2005 and incorporated by reference herein.

4.11	Form of 10% Promissory Note filed as Exhibit 10.3 to the Company’s Form 8-K filed September 8, 2005 and incorporated by reference herein.

4.12	Form of Investor Warrant filed as Exhibit 10.4 to the Company’s Form 8-K filed September 8, 2005 and incorporated by reference herein.

4.13	Form of Indenture Agreement filed as Exhibit 10.5 to the Company’s Form 8-K filed September 8, 2005 and incorporated by reference herein.

4.14	Form of Warrant. Filed as Exhibit 10.1 to the Company’s Form 8-K filed February 22, 2007 and incorporated by reference herein.

4.15	Form of 11% Senior Secured Convertible Promissory Note dated August 8, 2007. Filed as Exhibit 10.2 to the Company’s Form 8-K filed August 14, 2007 and incorporated by reference herein.

4.16	Form of Indenture dated August 8, 2007. Filed as Exhibit 10.3 to the Company’s Form 8-K filed August 14, 2007 and incorporated by reference herein.

4.17	Form of Warrant dated August 8, 2007. Filed as Exhibit 10.5 to the Company’s Form 8-K filed August 14, 2007 and incorporated by reference herein.

*4.18	Final form of 11% Senior Secured Convertible Promissory Note dated August 8, 2007.

10.1	Registrant’s 1996 Stock Option Plan filed as Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (No. 333-1154) and incorporated by reference herein.

10.2	2000 Stock Option Plan filed as Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended January 31, 2001 and incorporated by reference herein.

10.5	2001 Directors Stock Option Plan filed as Appendix A to the Company’s Proxy Statement for the Annual Meeting of Shareholders on December 9, 2004 and incorporated by reference herein.

10.6	Loan and Security Agreement with Congress Financial Corporation dated September 26, 2002 filed as Exhibit 99.1 to the Company’s Form 8-K filed September 30, 2002 and incorporated by reference herein.

10.7
First Amendment to Loan and Security Agreement with Congress Financial Corporation dated March 31, 2003 filed as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended June 30, 2003 and incorporated by reference herein.

10.8	Security Agreement with The Bank of Cherry Creek dated August 29, 2003 filed as Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended June 30, 2003 and incorporated by reference herein.

10.9
Second Amendment to Loan and Security Agreement with Congress Financial Corporation dated August 29, 2003 filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.

10.10
Third Amendment to Loan and Security Agreement with Congress Financial Corporation dated August 3, 2003 filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2004 and incorporated by reference herein.

10.11	Form of Securities Purchase Agreement dated January 25, 2005 filed as Exhibit 10.1 to the Company’s Form 8-K filed January 31, 2005 and incorporated by reference herein.

10.12
Fourth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, SMF Services, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated February 18, 2005 filed as Exhibit 10.1 to the Company’s Form 8-K filed February 25, 2005 and incorporated by reference herein.

10.13
Subordination Agreement by, between and among Shank C&E Investments, L.L.C., Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida), SMF Services, Inc. and SMF Energy Corporation dated February 18, 2005 filed as Exhibit 10.2 to the Company’s Form 8-K filed February 25, 2005 and incorporated by reference herein.

10.14
Amended and Restated Employment Agreement by and between SMF Energy Corporation and Richard E. Gathright executed May 14, 2005, effective as of March 1, 2005 filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005, and incorporated by reference herein.

10.15	Form of Note Purchase Agreement filed as Exhibit 10.2 to the Company’s Form 8-K filed September 8, 2005 and incorporated by reference herein.

10.16	Form of Security Agreement filed as Exhibit 10.6 to the Company’s Form 8-K filed September 8, 2005 and incorporated by reference herein.

10.17
Fifth Amendment to Loan and Security Agreement by among SMF Energy Corporation, SMF Services, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated October 1, 2005. Filed as Exhibit 10.1 to the Company’s Form 8-K filed October 6, 2005 and incorporated by reference herein.

10.18
Subordination Agreement executed effective as of the 1st day of October, 2005, by, between and among Eugene Wayne Wetzel, Mary Kay Wetzel, Sharon Harkrider, William M. Harkrider II, W. M. Harkrider Testamentary Trust, Harkrider Distributing Company, Inc. and W & H Interests, Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (FLORIDA), and SMF Energy Corporation Filed as Exhibit 10.2 to the Company’s Form 8-K filed October 6, 2005 and incorporated by reference herein.

10.19	Warrant Purchase Agreement dated June 30, 2006. Filed as Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2006 and incorporated by reference herein.

10.20	Form of Stock Purchase Warrant. Filed as Exhibit 10.2 to the Company’s Form 8-K filed July 7, 2006 and incorporated by reference herein.

10.21
Sixth Amendment to Loan and Security Agreement by among SMF Energy Corporation, SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated September 22, 2006 and effective March 31, 2006. Filed as Exhibit 10.1 to the Company’s Form 8-K filed October 2, 2006 and incorporated by reference herein.

10.22
Seventh Amendment to Loan and Security Agreement by among SMF Energy Corporation, SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) effective September 22, 2006. Filed as Exhibit 10.2 to the Company’s Form 8-K filed October 2, 2006 and incorporated by reference herein.

10.23
Amendment to Warrant Purchase Agreement and Stock Purchase Warrant between Streicher Mobile Fueling, Inc. and the Purchasers dated September 28, 2006. Filed as Exhibit 10.1 to the Company’s Form 8-K filed October 3, 2006 and incorporated by reference herein.

10.24
Second Amendment to Warrant Purchase Agreement and Stock Purchase Warrant between Streicher Mobile Fueling, Inc. and the Purchasers dated November 29, 2006. Filed as Exhibit 10.1 to the Company’s Form 8-K filed December 4, 2006 and incorporated by reference herein.

10.25
Third Amendment to Warrant Purchase Agreement and Stock Purchase Warrant between Streicher Mobile Fueling, Inc. and the Purchasers dated January 14, 2007. Filed as Exhibit 10.1 to the Company’s Form 8-K filed January 19, 2007 and incorporated by reference herein.

10.26
Assumption Agreement and Eighth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, success by merger to Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated February 14, 2007. Filed as Exhibit 10.1 to the Company’s Form 8-K filed February 21, 2007 and incorporated by reference herein.

10.27
Ninth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, success by merger to Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated February 15, 2007. Filed as Exhibit 10.2 to the Company’s Form 8-K filed February 21, 2007 and incorporated by reference herein.

10.28
Fourth Amendment to Warrant Purchase Agreement and Stock Purchase Warrant between SMF Energy Corporation, Triage Capital Management, L.P. and Triage Capital Management B L.P. dated February 14, 2007. Filed as Exhibit 10.3 to the Company’s Form 8-K filed February 21, 2007 and incorporated by reference herein.

10.29	Form of Securities Purchase Agreement. Filed as Exhibit 10.2 to the Company’s Form 8-K filed February 22, 2007 and incorporated by reference herein.

10.30
Fifth Amendment to Warrant Purchase Agreement and Stock Purchase Warrant between SMF Energy Corporation, Triage Capital Management, L.P. and Triage Capital Management B L.P. dated March 29, 2007. Filed as Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2007 and incorporated by reference herein.

10.31
Tenth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, success by merger to Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated August 8, 2007. Filed as Exhibit 10.1 to the Company’s Form 8-K filed August 14, 2007 and incorporated by reference herein.

10.32	Form of Security Agreement, dated August 8, 2007. Filed as Exhibit 10.4 to the Company’s Form 8-K filed August 14, 2007 and incorporated by reference herein.

*10.33	Form of Note Purchase Agreement dated August 8, 2007.

*10.34	Form of Securities Purchase Agreement dated August 8, 2007.

*10.35	Subordination Agreement dated July 13, 2007.

*21.1	Subsidiaries of the Company

*23.1	Consent of Grant Thornton LLP

*31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*Filed herewith

(b)  Financial Statements and Schedule

Our financial statements are attached following Part III of this report, commencing on page F-1. Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMF ENERGY CORPORATION

Dated: September 28, 2007	By:	/s/ Richard E. Gathright
Richard E. Gathright, Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Richard E. Gathright Richard E. Gathright	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	September 28, 2007

By: /s/ Michael S. Shore Michael S. Shore	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	September 28, 2007

By: /s/ Wendell R. Beard Wendell R. Beard	Director	September 28, 2007

By: /s/ Steven R. Goldberg Steven R. Goldberg	Director	September 28, 2007

By: /s/ Nat Moore Nat Moore	Director	September 28, 2007

By: /s/ Larry S. Mulkey Larry S. Mulkey	Director	September 28, 2007

By: /s/ C. Rodney O’Connor C. Rodney O’Connor	Director	September 28, 2007

By: /s/ Robert S. Picow Robert S. Picow	Director	September 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of SMF Energy Corporation

We have audited the accompanying consolidated balance sheets of SMF Energy Corporation (a Delaware Corporation) and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of three years in the period ended June 30, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMF Energy Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida
September 28, 2007

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
( in 000’s, except share and per share data)

	June 30, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$987	$4,103
Accounts receivable, less allowances of $1,401 and $1,252	25,442	24,345
Inventories, less reserve of $238 and $276	2,283	3,321
Prepaid expenses and other current assets	471	413
Total current assets	29,183	32,182

Restricted cash	1,145	-
Property and equipment, net	10,017	11,739
Identifiable intangible assets, net	2,771	3,148
Goodwill	228	228
Deferred debt costs, net and other assets	581	817
Total assets	$43,925	$48,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$17,297	$15,612
Accounts payable	7,887	10,367
Accrued expenses and other liabilities	3,805	2,787
Current portion of long-term debt and capital leases	26	2,118
Total current liabilities	29,015	30,884
Long-term liabilities:
Promissory notes, net of unamortized debt discount of $1,027 and $1,652	10,250	10,993
Capital lease obligation	-	25
Long-term debt, net	10,250	11,018
Other long-term liabilities	546	672
Total liabilities	39,811	42,574

Commitments and contingencies
Shareholders’ equity:
Common stock, par value $.01 per share; 50,000,000 shares authorized;
13,702,426 and 10,491,143 issued and outstanding at June 30, 2007
and 2006, respectively	137	105
Additional paid-in capital	25,021	19,890
Accumulated deficit	(21,044)	(14,455)
Total shareholders’ equity	4,114	5,540
Total liabilities and shareholders’ equity	$43,925	$48,114

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000’s, except per share data)

	Year Ended June 30,
	2007	2006	2005
Petroleum product sales and service revenues	$203,375	$219,393	$109,207
Petroleum product taxes	26,394	29,306	24,356
Total revenues	229,769	248,699	133,563

Cost of petroleum product sales and service	190,744	206,984	102,619
Petroleum product taxes	26,394	29,306	24,356
Total cost of sales	217,138	236,290	126,975

Gross profit	12,631	12,409	6,588

Selling, general and administrative expenses	15,836	13,262	6,145

Operating (loss) income	(3,205)	(853)	443

Interest expense	(3,727)	(4,025)	(1,911)
Gain on sale of assets and other income	343	-	8

Loss before income taxes	(6,589)	(4,878)	(1,460)

Income tax expense	-	-	-
Net loss	$(6,589)	$(4,878)	$(1,460)

Basic and diluted net loss per share	$(0.57)	$(0.50)	$(0.19)

Basic and diluted weighted average common
shares outstanding	11,509	9,819	7,857

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of operations.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in 000’s except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2004	7,317,960	$73	$13,392	$(8,117)	$5,348

Net loss	-	-	-	(1,460)	(1,460)
Exercise of warrants and stock options	1,635,484	17	1,640	-	1,657
Issuance of warrants	-	-	1,293	-	1,293

Balance at June 30, 2005	8,953,444	90	16,325	(9,577)	6,838

Net loss	-	-	-	(4,878)	(4,878)
Exercise of warrants & stock options	1,537,699	15	2,469	-	2,484
Issuance of warrants	-	-	585	-	585
Stock-based compensation expense	-	-	511	-	511

Balance at June 30, 2006	10,491,143	105	19,890	(14,455)	5,540

Net loss	-	-	-	(6,589)	(6,589)
Exercise of warrants	35,000	-	31	-	31
Issuance of common stock through the
exercise of warrants related to the
conversion of promissory notes, net of
unamortized debt discount of $206	1,057,283	11	1,393	-	1,404
Issuance of common stock and warrants
from private placement, net of
issuance costs of $364	2,119,000	21	2,889	-	2,910
Adjustment for warrant extensions	-	-	327	-	327
Amortization of stock compensation expense	-	-	491	-	491

Balance at June 30, 2007	13,702,426	$137	$25,021	$(21,044)	$4,114

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders’ equity.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)

	Year Ended June 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,589)	$(4,878)	$(1,460)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization:
Cost of sales	1,702	1,667	1,467
Selling, general and administrative	921	456	368
Amortization of deferred debt cost	342	521	270
Amortization of debt discount	746	1,009	425
Stock- based compensation expense	491	511	-
Gain on sale of assets	(321)	-	-
Inventory reserve	(38)	172	-
Provision for allowance for doubtful accounts	477	404	(59)
Other	(23)	79	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(1,588)	(4,681)	(2,454)
(Increase) decrease in prepaid expenses and other assets	(36)	515	(255)
(Increase) decrease in inventories	1,076	567	(162)
(Decrease) increase in accounts payable and other liabilities	(1,523)	914	3,152
Net cash (used in) provided by operating activities	(4,363)	(2,744)	1,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	-	(1,798)	(6,436)
Purchases of property and equipment	(1,344)	(2,392)	(811)
Proceeds from sale of equipment	1,141	7	28
Increase in restricted cash	(1,145)	-	-
Net cash used in investing activities	(1,348)	(4,183)	(7,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	246,210	268,038	151,070
Repayments of line of credit	(244,525)	(264,765)	(151,188)
Proceeds from issuance of promissory notes	-	3,000	6,100
Principal payment on promissory notes	(1,794)	(1,385)	-
Net proceeds from exercise of common stock options and warrants	31	2,484	1,656
Proceeds from issuance of common stock, net of issuance costs	2,910	-	-
Debt issuance costs	(114)	(279)	(311)
Capital lease payments	(123)	(134)	-
Registration costs, issue of warrants	-	(20)	-
Repayment of note payable	-	(17)	-
Net cash provided by financing activities	2,595	6,922	7,327

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	(3,116)	(5)	1,400

CASH AND CASH EQUIVALENTS, beginning of year	4,103	4,108	2,708

CASH AND CASH EQUIVALENTS, end of year	$987	$4,103	$4,108

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)

(Continued)	Year Ended June 30,
	2007	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$2,475	$2,264	$876

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Conversion of promissory notes, net of unamortized
debt discount of $206	$1,404	$-	$-

Unamortized debt discount related to warrants consisting of warrant
extensions in 2007 and warrant issuance in 2006	$327	$605	$-

Debt discount costs and deferred debt costs related to issuance of January
2005 promissory note	$-	$-	$1,293

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

SMF Energy Corporation is a Delaware corporation (the “Company”) formed in 2006. In December 2006, the shareholders of Streicher Mobile Fueling, Inc. (“Streicher”), a Florida corporation formed in 1996, approved changing Streicher’s name to SMF Energy Corporation and the reincorporation of Streicher in Delaware by merger into the Company. The merger was effective February 14, 2007.

The Company has historically generated substantially all of its revenues from commercial mobile and bulk fueling and from integrated out-sourced fuel management services. Since 2005, as a result of the acquisitions described below, the Company also generates revenues from packaging, distribution and sales of lubricants and chemicals and provides transportation logistic services. The Company’s fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customer locations on a regularly scheduled or as needed basis, refueling vehicles and equipment and re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems. A wide variety of specialized petroleum products, lubricants and chemicals are also distributed to refineries, manufacturers and other industrial customers. In addition, the Company’s fleet of tractor-trailer units provides heavy haul transportation logistics services over short and long distances to customers requiring the movement of over-sized and/or over-weight equipment and heavy manufactured products. At June 30, 2007, the Company was conducting operations in the ten states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

On February 18, 2005, the Company acquired substantially all of the assets and business operations of Shank C&E Investments, L.L.C. (“Shank Services”) a Houston, Texas based provider of commercial fuel, petroleum lubricants distribution and sales and heavy haul transportation services in the Houston, Dallas/Fort Worth, Austin and San Antonio markets in Texas.

On October 1, 2005, the Company acquired all of the stock of H & W Petroleum Company, Inc. (“H & W”), a Houston, Texas based marketer and distributor of lubricants, commercial fuels and petroleum products. Immediately prior to the consummation of this transaction, H & W acquired the operating assets of Harkrider Distributing Company, Incorporated (“Harkrider”), a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products. The combined H & W and Harkrider operations serve the Texas markets of Houston, Beaumont, Freeport, Longview, Lufkin, San Antonio, Waco and Waxahachie and the New Orleans market in Louisiana. (See Note 9 - Acquisition.)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of SMF Energy Corporation and its wholly owned subsidiaries, SMF Services, Inc., H & W Petroleum Company, Inc. and Streicher Realty, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

The Company follows Financial Accounting Standard Board (“FASB”) statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS No. 131”). FAS No. 131 requires that a company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a client-by-client basis. The Company derives all significant revenues from a single reportable operating segment of business: distribution of, which includes the sale of, petroleum products from integrated out-sourced management services. Accordingly, the Company does not report more than one segment; nevertheless, management evaluates, at least quarterly, whether the Company continues to have one single reportable segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

In May 2007, the Company sold 29 pieces of equipment for an aggregate amount of $1.1 million and realized a net gain on the sale of $321,000. The proceeds of the sale are collateral for the August 2007 Notes, and have been designated for the purchase of replacement equipment. As a result, the proceeds are held by the indenture trustee, and have been recorded as restricted cash. In August 2007, the Company entered into commitments to purchase $1.1 million in trucks and field equipment.

Accounts Receivable

Accounts receivable mainly consist of amounts due from customers within a diverse range of industries and are generally unsecured. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. The Company provides for credit losses based on management's evaluation of collectibility including current and historical performance, credit worthiness and experience of each customer.

Activity in the allowance for doubtful accounts for the indicated periods is as follows (in thousands):

	June 30,
	2007	2006	2005

Balance - beginning of period	$1,252	$1,806	$426
Acquisitions	-	714	1,877
Increase (decrease) in provision for doubtful accounts	477	404	(59)
Write-offs, net of recoveries	(328)	(1,672)	(438)

Balance - end of period	$1,401	$1,252	$1,806

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The write-offs in the year ended June 30, 2006 of $1.7 million relate primarily to receivables acquired in 2005 as part of the Shank Services and H & W acquisitions. The receivables were fully reserved in 2005, at the time of the acquisition, and therefore, the write-offs had no impact on the consolidated statement of operations.

Inventories

Inventories, consisting primarily of lubricants, chemicals, diesel fuel and gasoline, are stated at the lower of cost or market and include federal and state petroleum product taxes payable to vendors. Cost is determined using the first-in, first-out method. Inventories of $2.3 million and $3.3 million at June 30, 2007 and 2006 are net of $238,000 and $276,000, respectively, in reserves for slow moving inventory.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Ordinary maintenance and repairs are expensed as incurred. Improvements that significantly increase the value or useful life of property and equipment are capitalized. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the useful life of the assets or the lease term using the straight-line method. Depreciation expense was $2.2 million, $1.8 million and $1.8 million for the years ended June 30, 2007, 2006, and 2005, respectively.

Property and equipment balances and the estimated useful lives were as follows at the indicated dates (in thousands):

	June 30,		Estimated Useful
	2007	2006	Life

Fuel trucks, tanks and vehicles	$16,964	$17,877	5 - 25 years
Machinery and equipment	1,334	1,078	3 - 5 years
Furniture and fixtures	587	433	5 - 10 years
Leasehold improvements	457	408	Lesser of lease term or useful life
Software	2,415	1,675	3 - 5 years
Land	67	67	—
	21,824	21,538

Less: Accumulated depreciation	(11,807)	(9,799)

Property and equipment, net	$10,017	$11,739

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs used in the development of internal use software, the Company’s new Enterprise Resource Planning (“ERP”) operating system. These costs include external software and consulting costs that were incurred as a result of the costs associated with the implementation, coding and software configuration. The Company completed the implementation of its new ERP system in the fourth quarter of fiscal year 2007. At June 30, 2007 and 2006, the capitalized cost relating to internal use software is $2.4 million and $1.7 million, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS No. 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the tax rate change is enacted.

Revenue Recognition

The Company recognizes revenues at the time that its petroleum and other products and services are delivered, and the customer takes ownership and assumes risk of loss, provided that collections are reasonably assured at the time.

If the Company bears the risk of loss, the Company accounts for petroleum product taxes collected from its customers that are assessed from government authorities, on a gross basis, in accordance with Emerging Issues Task Force 06-03 (“EITF Issue No. 06-03”) “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation”).

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. These assumptions, if not realized, could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company's financial instruments, primarily consisting of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, line of credit payable, promissory notes, equipment debt and long-term debt, approximate fair value due to the short-term maturity of these instruments or interest rates that approximate current market rates.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Debt Cost and Debt Discount

The Company is amortizing its deferred debt costs and debt discount as interest expense under the effective interest method over the respective term of the debt issued. Activity related to the deferred debt costs and debt discount were as follows for the year ending June 30, 2007 and 2006 (in thousands):

	June 30,
	2007	2006
Deferred Debt Costs

Balance, net - beginning of period	$749	$991
Amortization	(342)	(366)
Write off of debt costs related to the
conversion of debt	-	(155)
Additional loan costs incurred during the year	114	279

Balance - end of period	$521	$749

Debt Discount

Balance, net - beginning of period	$1,652	$2,056
Amortization	(746)	(692)
Adjustment for warrant extensions	327	-
Write off of debt discount related to the
conversion of debt	(206)	(317)
Valuation of warrants issued	-	605

Balance - end of period	$1,027	$1,652

During the year ended June 30, 2006, the Company wrote-off $155,000 of unamortized deferred debt costs and $317,000 of unamortized debt discount related to the June 30, 2006 issuance of warrants to convert a portion of the August 2003 and January 2005 Notes.

During the year ended June 30, 2007, the Company wrote-off $206,000 of unamortized debt discounts related to the non-detachable conversion warrants issued on June 30, 2006 which were exercised in the conversion of a portion of the August 2003 and January 2005 Notes into common shares. Since these write-offs were related to the conversion of notes, they were recorded as a reduction of accumulated paid-in capital. See Note 5 - Long Term Debt.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during each year. Diluted earnings per share would be computed by dividing net earnings attributable to common shareholders by the weighted-average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding common share equivalents would be reflected in diluted earnings per share by application of the treasury stock method. Since the Company reported a net loss during the three fiscal years ended June 30, 2007, 2006 and 2005, the Company excluded the impact of its common stock equivalents in the computation of dilutive loss per share for those periods, as their effect would be anti-dilutive.

Common stock equivalents outstanding, consisting of stock options and common stock warrants, were 2,657,389, 3,079,217 and 4,251,793 for the years ended June 30, 2007, 2006, and 2005, respectively, were antidilutive and were not included in the computation of net loss per share in those fiscal years.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended June 30,
	2007	2006	2005

Net loss	$(6,589)	$(4,878)	$(1,460)

Net loss per common share - basic and diluted	$(0.57)	$(0.50)	$(0.19)

Weighted average shares outstanding:
Basic and diluted	11,509	9,819	7,857

In August 2007, the Company sold to institutional and private investors 790,542 shares of common stock, and paid a portion of the placement agent’s fees with 63,327 shares. In August 2007, the Company also issued $10.6 million in new senior secured convertible subordinated debt of which 50% may be converted into 3,632,954 shares of the Company’s common stock at $1.46 per share. In addition, the Company issued a total of 79,054 non-detachable warrants related to an equity securities offering. For additional information on these transactions, see Note 14 - Subsequent Events.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment or Disposal of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to forecasted future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge would be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset based on the projected net cash flows discounted at a rate commensurate with the risk of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. As of June 30, 2007 and 2006, no impairment was recorded as the discounted net cash flows exceeded the carrying amount of all assets.

Identifiable Intangible Assets and Goodwill

In accordance with FAS No. 142 “Goodwill and Other Intangible Assets” (“FAS No. 142”), the Company does not amortize goodwill and intangible assets with indefinite lives, but instead measures for impairment at least annually or when events indicate that an impairment exists. As required by FAS No. 142, the Company compares the fair value of the applicable reporting unit to its carrying value.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with FAS No. 144 discussed above. As of June 30, 2007 and 2006, no impairment was recorded as the recoverability exceeded the carrying amount of such assets.

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

In fiscal year 2005, as a result of the H&W acquisition, the Company recorded an estimated liability for the removal and clean-up of three underground fuel storage tanks and has estimated the remaining useful life of those tanks to be ten years. At June 30, 2007 and 2006, the Company had a liability for asset retirement obligations of $126,000 and $117,000, respectively, which is classified as Other long-term liabilities in the accompanying Consolidated Balance Sheets.

Stock-Based Compensation

In December 2004, FAS No. 123R “Share-Based Payment”, (“FAS No. 123R”), a revision of FAS No. 123 was issued. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding its interpretation of FAS No. 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation granted to employees. The Company adopted FAS No. 123R on July 1, 2005 using the modified prospective method in which stock-based compensation cost was recognized beginning with the effective date (a) based on the requirements of FAS No. 123R for all share-based payments granted after July 1, 2005 and (b) based on the requirements of FAS No. 123R for all awards granted to employees prior to July 1, 2005 that remained unvested on July 1, 2005.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense for the years ended June 30, 2007 and 2006 was $491,000 and $511,000, respectively, and is included in selling, general and administrative expenses in the Consolidated Statement of Operations for the years ended June 30, 2007 and 2006. The effect of this accounting change is reflected prospectively; therefore no stock-based compensation expense was recognized in the Company’s Consolidated Statement of Operations for the year ended June 30, 2005, however, it was disclosed on a proforma basis below.

Supplemental disclosure, as if the change had been retroactively applied is as follows (dollars in thousands, except per share data):

Year Ended June 30,
2005
Net loss, as reported	$(1,460)

Stock-based employee compensation expense not included in reported net loss, net of tax	(107)

Net loss - pro forma	$(1,567)

Basic and diluted net loss per share - as Reported	$(0.19)
Basic and diluted net loss per share - Proforma	$(0.20)

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Year Ended June 30,
	2007	2006	2005

Risk free interest rate	4.7%	5.2%	4.3%
Dividend yield	0%	0%	0%
Expected volatility	106.5%	108.1%	107.6%
Expected life	7.9 years	7.9 years	8.6 years

The risk-free rate is based on a U.S. Treasury zero-coupon bond issue with a remaining term equal to the expected term of the option. The dividend yield is zero per share because we have not paid dividends in the past and do not expect to pay dividends in the foreseeable future. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected life of the options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The fair value of the stock options is expensed on a uniform straight-line basis over the vesting period.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal year 2007 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity. In accordance with EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, the Company has reclassified its treatment of reporting for sales of inventory to one of the Company’s vendors from a gross basis to a net basis (net of service charges). Revenue and cost of sales were reduced by $842,000 for the fiscal year ended June 30, 2006 to reflect this reclassification. Amounts for fiscal year 2005 were not impacted since the Company did not have purchases and sales of inventory with the same counterparty.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2006, the FASB issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FAS Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Application of FIN No. 48 is effective for the Company in fiscal year of 2008. The Company is in the process of evaluating the impact of FIN No. 48 on its financial condition and results of operations.

In September 2006, the FASB issued FAS Statement No. 157 “Fair Value Measurements” (“FAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities. Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The application of FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FAS No. 157 will have on its consolidated financial position, results of operations or cash flows.

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. The Company’s adoption of SAB No. 108 did not have a material impact on its financial position, results of operations, or cash flows.

In February 2007, FAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), was issued.  FAS No. 159 enables companies to report selected financial assets and liabilities at their fair value.  This statement requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company’s election to use fair value on its earnings.  FAS No. 159 also requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not yet determined the impact on its financial condition or results of operations.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of June 30, 2007 and 2006 (in thousands):

	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Estimated
	Amount	Amortization	Amount	Amount	Amortization	Amount	Life
Amortized intangible assets:
Customer relationships	$1,768	$253	$1,515	$1,768	$121	$1,647	15
Favorable leases	196	68	128	196	29	167	5
Trademarks	687	80	607	687	34	653	15
Supplier contracts	801	280	521	801	120	681	5
Total	$3,452	$681	$2,771	$3,452	$304	$3,148

Goodwill			$228			$228

Amortization expense is computed using the straight-line method over the useful lives of the assets. Amortization expense for the five succeeding fiscal years and thereafter is as follows (in thousands):

Fiscal year:
2008	$381
2009	371
2010	357
2011	208
2012	157
Thereafter	1,297
$2,771

4. LINE OF CREDIT PAYABLE

The Company has a $25.0 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory. Interest is payable monthly at prime plus 0.75% (9.0% at June 30, 2007) and outstanding borrowings under the line are secured by substantially all Company assets other than its transportation fleet and related field equipment.

When Streicher Mobile Fueling, Inc. merged with and into the Company on February 14, 2007, the Company and the financial institution executed an assumption agreement and amendment to the loan and security agreement, by which, among other things, the Company assumed Streicher Mobile Fueling, Inc.’s entire obligation as a borrower under the loan agreement and related financing agreements. The amendment also extended the maturity date to June, 30, 2008 from September 26, 2007 and lowered its minimum availability covenant to $750,000. On August 8, 2007, the Company entered into its Tenth Amendment to the line of credit, whereby, the lender approved the offering transaction and re-established the minimum availability covenant to $750,000. The line of credit is classified as a current liability since it expires on June 30, 2008.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants. The financial covenants include a minimum availability of $750,000 or average monthly availability of $2.5 million, covenant which, if not achieved, would trigger a fixed charge coverage ratio of 1.0 to 1.0 and limitations on annual capital expenditures at $1.5 million. Any additional debt incurred, mergers, consolidations or sales require the consent of the financial institution. Failure to comply with one of more of these covenants in the future could affect the amount the Company can borrow, and thereby, adversely affect the Company’s liquidity and financial condition. At June 30, 2007, the Company was in compliance with the requirements of these covenants.

As of June 30, 2007 and 2006, the Company had outstanding borrowings of $17.3 million and $15.6 million, respectively, under its $25.0 million bank line of credit. Based on eligible receivables and inventories outstanding at June 30, 2007, the Company had $1.8 million of cash availability on the line of credit compared to $4.2 million availability at June 30, 2006.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LONG-TERM DEBT

As of June 30, 2007 and 2006, long-term debt consisted of the following (in thousands):

	2007	2006
August 2003 promissory notes (the “August 2003 Notes”) (10% interest due semi-annually, December 31 and June 30); remaining two principal payments of $752,800 and $552,600 due on August 28, 2007 and February 28, 2008; balloon payment of $2,111,925 due at maturity on August 28, 2008; effective interest rate of 19.9% includes cost of warrants and other debt issue costs. The notes were issued as a result of the August 29, 2003 offering to institutions and other accredited lenders consisting of the $6.925 million notes and five-year warrants to purchase a total 2,008,250 shares of the Company’s common stock at $1.00 per share. The notes are collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system. The notes were subsequently refinanced on August 8, 2007. See Note 14 - Subsequent Event.
	$3,417	$5,540

January 2005 promissory notes (the “January 2005 Notes”) (10% interest due semi-annually, July 24 and January 24); remaining five principal payments of $540,000 due semi-annually on January 24 and July 24; balloon payment of $2,160,000 due at maturity on January 24, 2010; effective interest rate of 20.4% includes cost of warrants and other debt issue costs. The notes were issued as a result of a January 25, 2005 offering to a limited group of institutions and other accredited investors in connection with the acquisition of the assets and business of Shank Services consisting of $6.1 million in notes and four-year warrants to purchase 1,006,500 shares of the Company’s common stock at $1.60. The January 2005 Notes are secured by a first priority security interest in the Shank Services assets. The notes were subsequently refinanced on August 8, 2007. See Note 14 - Subsequent Event.
	4,860	6,100

September 2005 promissory notes (the “September 2005 Notes) (10% interest due semi-annually, February 28 and August 31); six principal payments of $300,000 due semi-annually on August 31 and February 28; balloon payment of $1,200,000 due at maturity on August 31, 2010; effective interest rate of 20.3% includes cost of warrants and other debt issue costs. The notes were issued as a result of a September 1, 2005 private debt placement with institutional and other accredited investors in order to fund the H & W acquisition discussed in Note 9, develop its operations and for other general working capital purposes. The offering consisted of $3.0 million notes and four year warrants to purchase a total of 360,000 shares of the Company’s common stock at an exercise price of $2.28 per share. The September 2005 Notes are secured by a first priority interest in the vehicles, equipment and other physical assets, other than inventory of H & W. The notes were subsequently refinanced on August 8, 2007. See Note 14 - Subsequent Event.
	3,000	3,000

Various capital leases, interest rates range from 5.27% to 15.78%, monthly principal and interest payments, leases expire August 2006 to March 2008	26	148

Unamortized debt discount, net of amortization	(1,027)	(1,652)

	10,276	13,136

Less: current portion	(26)	(2,118)

Long-term debt, net	$10,250	$11,018

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2007, the notes described above were satisfied with the proceeds from a new senior secured convertible subordinated debt and equity offering (see Note 14 - Subsequent Event). As of June 30, 2007, in accordance with FAS No. 6, “Classification of Short-term Obligations Expected to be Refinanced”, the Company classified all of the outstanding balances related to the notes as long-term debt.

Conversion Warrants

On June 30, 2006, the Company issued 1,057,283 non-detachable warrants (the “Conversion Warrants”), exercisable for 90 days to certain note holders of the August 2003 Notes and the January 2005 Promissory Notes, by which those note holders could exchange up to $2.6 million of existing August 2003 and January 2005 Notes for the purchase of shares of the Company’s common stock. In the fourth quarter of fiscal year 2007, the note holders exercised all of the Conversion Warrants, for additional information, see Note 6 - Warrants.

Other

In connection with the August 2003, January 2005 and September 2005 Notes, the Company recorded unamortized debt discounts which are being amortized as non-cash interest expense over the respective term of the debt issued under the effective interest method. These are non-cash discounts related to the valuation of the common stock warrants issued to the note holders and the placement agent in the financing transactions that do not reduce the amount of principal cash repayments required to be made by the Company. The common stock warrants were valued using the Black-Scholes option pricing model and recorded as an increase to additional paid in capital. As of June 30, 2007 and 2006, unamortized debt discounts remained of $1.0 million and $1.7 million, respectively.

As a result of the conversion of principal balances of the Notes into the Company’s common shares, the Company wrote-off $206,000 related to the unamortized debt discount associated with the converted debt to additional paid-in capital, in accordance with APB No. 26, “Early Extinguishment of Debt.”

The Company’s debt agreements for the August 2003 Notes, January 2005 and September 2005 Notes have covenants establishing certain financial requirements and operating restrictions. Due to cross-default provisions contained in its debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements. As of June 30, 2007, the Company was in compliance with the requirements of these covenants.

6. WARRANTS

In conjunction with the issuance of the August 2003, January 2005 and September 2005 Notes described in Note 5, the Company issued detachable common stock purchase warrants, described below as the August 2003, January 2005, and September 2005 Warrants, respectively. In addition, in June 2006, the Company issued non-detachable warrants to certain note holders (the Conversion Warrants). As of June 30, 2007, all of the Conversion Warrants had been exercised. In conjunction with a private offering of its common stock in February 2007, the Company issued warrants described below as February 2007 warrants.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 2003 Warrants

On August 29, 2003, the Company raised $6.9 million and issued 2,008,250 five-year detachable warrants to purchase the Company’s common stock at $1.00 per share. During the year ended June 30, 2006, 280,491 warrants were exercised for gross proceeds of $280,491. At June 30, 2007, the warrant holders had a balance of 140,000 warrants available to exercise into common shares.

 January 2005 Warrants

On January 25, 2005, the Company raised $6.1 million and issued 1,006,500 four-year detachable warrants to purchase the Company’s common stock at an exercise price of $1.60 per share. During the year ended June 30, 2006, 969,208 warrants were exercised for gross proceeds of $1,550,733. At June 30, 2007, the warrant holders had a balance of 37,292 warrants available to exercise into common shares.

September 2005 Warrants

On September 1, 2005, the Company raised $3.0 million and issued 360,000 four-year detachable warrants to purchase the Company’s common stock at an exercise price of $2.28 per share. During the year ended June 30, 2006, 284,160 warrants were exercised for gross proceeds of $647,885. At June 30, 2007, the warrant holders had a balance of 75,840 warrants available to exercise into common shares.

Conversion Warrants

On June 30, 2006, the Company issued 1,057,283 non-detachable warrants (the “Conversion Warrants”), exercisable for 90 days to certain note holders of the August 2003 Notes and the January 2005 Promissory Notes, by which those note holders could exchange up to $2.6 million of existing August 2003 and January 2005 Notes for the purchase of shares of the Company’s common stock at an exercise price of $2.54 per share, the closing market price on the date of the agreement. Included in these warrants were 25,787 warrants, valued at $65,500, issued to pay 50% of the 5% call penalty, or a 2.5% penalty.

The Company accounted for these warrants in accordance with EITF No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” and EITF No. 98-05 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The issuance of the warrants created a modification to the notes specifically related to adding a conversion feature that did not previously exist under the original note thus substantially changing the instrument to have a non-cash conversion feature from the original note which substantially changes the debtor’s cash flow requirement. The warrants were issued at market price and they were non-detachable. If the warrants were exercised they could only be settled by satisfaction of the Notes. The 25,787 warrants were accounted for as a liability with mark to market feature adjustments. On June 30, 2006, the Company wrote-off $317,000 and $155,000 of debt discount and deferred debt costs, respectively, to interest expense related to the notes at the time the notes were modified. Additionally the Company recorded an accrued interest expense of $65,500 related to the prepayment penalty warrants issued and adjusted the balance on a mark to market basis at the end of each reporting period. As of June 30, 2007, all prepayment penalty warrants were exercised and therefore no accrual was recorded.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

By subsequent amendments, the exercise period of the Conversion Warrants was extended to March 31, 2007, and the exercise price was lowered to $1.52 per share, the market price on the date of the amendment. In exchange, the Company received a deferral of $200,200 of the Company’s next scheduled principal payment on the August 2003 Notes to August 28, 2007. On March 29, 2007, the Company further amended the agreements extending the exercise period of the warrants to June 30, 2007. As a result of the extensions, the Company recorded $327,000 as a valuation adjustment to the unamortized debt discount and additional paid-in-capital.

As of June 30, 2007, the note holders had exercised all of the Conversion Warrants, as follows:

Date Of Exercise	Common Shares Issued	Note Converted	Principal Amount Converted	Prepayment Penalty Reduction

March 29, 2007	424,835	January 2005	$630,000	$16,000

April 3, 2007	203,651	August 2003	302,000	8,000

May 18, 2007	362,391	August 2003	538,000	13,000

June 18, 2007	66,406	August 2003	99,000	2,000

	1,057,283		$1,569,000	$39,000

February 2007 Warrants

In conjunction with the February 15, 2007, private placement offering further described below in Note 7 - Shareholder’s Equity, the Company issued warrants to purchase 423,800 of the Company’s common stock at an exercise price of $1.52 per share. In addition, the placement agent received additional warrants to purchase 130,955 shares of the Company’s common stock at an exercise price of $1.90 per share. As of June 30, 2007, these warrants remain outstanding.

 7. SHAREHOLDERS’ EQUITY

In September and October 2006, the Company issued an aggregate of 35,000 shares of its common stock for $31,000 as a result of the exercise of warrants.

The Company issued an aggregate of 1,057,283 shares at an exercise price of $1.52 for an aggregate amount of approximately $1.4 million, net of $206,000 unamortized debt discount write-off, as a result of the four conversions of outstanding promissory notes through the exercise of common stock warrants that occurred in the third and fourth quarters of fiscal year 2007, see Note 5 - Long Term Debt.

On February 15, 2007, the Company completed a $3.3 million private placement offering of unregistered shares of its common stock and warrants to purchase its common stock to a group of qualified institutional buyers and accredited investors. The offer consisted of the sale of 423,800 units (“Units”) at a price of $7.725 per Unit. Each Unit was comprised of five shares of the Company’s common stock valued at $1.52 each and one warrant to purchase one share of the Company’s common stock at an exercise price of $1.52. The offering warrants will terminate on the earliest of the fourth anniversary of the offering closing date or the week after the common stock trades at 200% of the exercise price for twenty consecutive days. The offering warrants have customary anti-dilution and underlying stock registration rights. As a result of this transaction, the Company issued 2.1 million shares of common stock and warrants to purchase 423,800 shares of the Company’s common stock. The placement agent also received additional warrants to purchase 130,955 shares of the Company’s common stock at an exercise price of $1.90 per share. All of these common shares and warrants were subsequently registered.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net proceeds of the offering were approximately $2.9 million, after payment of a $196,000 placement fee and other costs of approximately $168,000. A portion of the proceeds was used for repayment of $732,300 of principal on the Company’s August 2003 Notes.

As a result of the amendments made between the Company and the note holders as described in Note 5 - Long Term Debt, whereby the exercise price of the warrants was lowered and the exercise period of such warrants was extended; the Company, in accordance with EITF Issue No. 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, EITF Issue No. 06-06, “Application of Issue No. 05-07 - Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”, and EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” revalued those warrants and recorded a $327,000 adjustment. The adjustment affected additional paid in capital as well as the unamortized debt discount associated with the promissory notes.

Per SFAS 123R, “Share-Based Payment”, companies are required to expense the grant-date fair value of stock options and other equity-based compensation granted to employees. In accordance with SFAS 123R, for the year ended June 30, 2007, and 2006 the Company recorded amortization of stock compensation expense, with a correlating increase to shareholder’s equity, in the amount of $491,000 and $511,000, respectively.

8. STOCK OPTIONS

Employee Stock Options

The Company has two employee option plans, the “1996 Plan” and the “2000 Plan”. The purpose of the 1996 Plan and the 2000 Plan is to provide an incentive to attract, motivate and retain qualified competent employees whose efforts and judgment are important to the Company’s success through the encouragement of the ownership of stock by such persons.

Under the 1996 Plan 500,000 shares of common stock were reserved for issuance upon exercise of options granted. Since the Board of Directors has determined that no additional options will be granted under the 1996 Plan, no options to purchase shares of stock are available to be granted under this plan. Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options, with the amount reserved being increased each year by ten percent of the total shares subject to the 2000 Plan at the end of the previous calendar year. Options to purchase 231,261 shares of stock are available to be granted under the 2000 Plan.

Options granted under the 1996 Plan and the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant. Options granted under the 1996 Plan and the 2000 Plan are not exercisable after the period or periods provided in the respective option agreements.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock option transactions under both plans discussed above:

	1996 and 2000 Plans	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at June 30, 2004	1,084,952	$1.77

Granted	235,000	$1.66
Cancelled	(44,000)	$1.58
Exercised	(69,800)	$1.37

Outstanding at June 30, 2005	1,206,152	$1.78	6.33	$479

Granted	408,500	$2.94
Cancelled	(167,200)	$2.34
Exercised	(3,600)	$1.24

Outstanding at June 30, 2006	1,443,852	$2.05	6.14	$1,179

Granted	202,000	$1.86
Cancelled	(113,000)	$2.89
Exercised	—	$—

Outstanding at June 30, 2007	1,532,852	$1.96	5.71	$54

Exercisable	1,069,052	$1.76	4.42	$52

Available for future grant (2000 Plan only)	231,261

The weighted average grant date fair value of stock options granted during the year ended June 30, 2007, was $1.65. For the year ended June 30, 2007, there were no stock options exercised.

As of June 30, 2007, there was $766,000 of total unrecognized compensation cost related to non-vested share options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes information about stock options outstanding under both plans as of June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ .95 to $1.90	1,153,900	5.19	$1.48	946,900	$1.45
$1.90 to $2.85	112,500	8.54	$2.59	16,100	$2.50
$2.85 to $3.80	227,952	7.57	$3.37	67,552	$3.46
$3.80 to $4.75	15,000	1.81	$4.13	15,000	$4.13
$5.70 to $6.65	4,000	1.98	$6.56	4,000	$6.56
$7.60 to $8.54	19,500	2.26	$7.63	19,500	$7.63
Totals	1,532,852			1,069,052

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Director Stock Options

In May 2001, the Company adopted a separate stock option plan for non-employee members of the Company’s Board of Directors (the “Directors’ Plan”). The purpose of the Directors’ Plan is to provide an additional incentive to attract and retain qualified competent directors upon whose efforts and judgment are important to the Company’s success through the encouragement of the ownership of stock by such persons.

Under the Directors’ Plan, 350,000 shares of common stock are reserved for issuance upon the exercise of options granted. Each non-employee who serves as a member of the Company’s board of directors as of the effective date of the Directors’ Plan, and each non-employee who is elected or otherwise appointed as one of the Company’s directors thereafter, will receive a fully vested option to purchase 20,000 shares of stock. On the last day of each fiscal quarter while the Directors’ Plan is in effect, each non-employee director will receive an additional grant of an option to purchase 1,500 shares of stock, increased from 725 shares per quarter beginning March 31, 2007. Further, in accordance with the Directors’ Plan, additional options may be granted to non-employee directors from time to time. Options to purchase 316,650 shares of common stock are outstanding at June 30, 2007 under the Directors’ Plan and 33,350 shares of stock are available to be granted in the future.

Options granted under the Directors Plan expire no later than ten years from the date of grant and are with limited exceptions exercisable as of the grant date. All outstanding options under the Directors Plan as of June 30, 2007 are vested.

The following table summarizes the stock option activity under the Directors’ Plan for the periods indicated:

	2001 Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at June 30, 2004	219,375	$1.50

Granted	14,375	$1.93
Cancelled	—	—
Exercised	—	—

Outstanding at June 30, 2005	233,750	$1.52	6.78	$155

Granted	56,200	$2.73
Cancelled	—	—
Exercised	—	—

Outstanding at June 30, 2006	289,950	$1.75	6.51	$253

Granted	26,700	$1.65
Cancelled	—	—
Exercised	—	—

Outstanding at June 30, 2007	316,650	$1.74	5.86	$17

Exercisable	316,650	$1.74	5.86	$17

Available for future grant	33,350

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of Directors’ stock options granted during the year ended June 30, 2007 was $1.46.

The following table summarizes information about the Directors’ stock options outstanding under the Plan as of June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.00 to $0.95	3,125	5.76	$0.92	3,125	$0.92
$0.95 to $1.90	246,100	5.14	$1.51	246,100	$1.51
$1.90 to $2.85	59,925	8.51	$2.55	59,925	$2.55
$2.85 to $3.80	7,500	8.38	$3.30	7,500	$3.30
Totals	316,650			316,650

9. ACQUISITION

H & W

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

H & W provides lubricants and fueling services, with an emphasis on companies requiring large volumes of specialty industrial oils, motor and gear lubricants and greases subject to rigid technical and performance specifications. Harkrider, a division of H & W, has distributed solvents and specialty petroleum products to dry cleaners and industrial customers in the Houston, Beaumont and San Antonio areas.

The purchase price of approximately $5.9 million, which includes the payments due upon collection of certain receivables totaling $2.0 million, was paid with a combination of cash, the assumption of specified liabilities and the issuance of two year 10% promissory notes totaling $2.5 million. The promissory notes are subject to an earn-out provision based on the performance of H & W and Harkrider after the H & W acquisition.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation is summarized as follows (in thousands):

Cash at closing	$82
Borrowings under line of credit	1,454
Acquisition costs — direct	654
Contingent earn out	2,463
Total purchase price		$4,653

Less: Fair value of identifiable assets acquired:
Cash	392
Plant, property and equipment	1,767
Accounts receivable (Includes $250 from Harkrider)	5,961
Inventory	3,565
Other current assets	249
Fair value of identifiable assets acquired		11,934

Plus: Fair value of liabilities assumed:
Line of credit payable (Includes $387 from Harkrider)	7,086
Accounts payable and other liabilities	5,510
Capital lease obligations	282
Current portion of long-term debt	452
		13,330

Less: Contingent earn out not due yet		2,463

Excess of purchase price over fair value of net assets acquired to be allocated among intangible assets and goodwill		$3,586

The following is the allocation of the fair value of net assets acquired over cost (in thousands):

Amortizable intangible assets:
Customer relationships	$1,674
Supplier contracts	801
Trademarks	687
Favorable leases	196
Total amortizable intangible assets	$3,358

Goodwill	$228

The following unaudited pro forma condensed consolidated statements of operations have been prepared as if the H & W acquisition had occurred on July 1, 2004 (in thousands, except per share data).

	Year ended June 30,
	2006	2005

Petroleum product, tax and service revenue	$264,593	$188,014
Cost of petroleum products tax and service	250,751	176,572
Gross Profit	$13,842	$11,442

Net loss	$(5,150)	$(1,988)

Basic and diluted net loss per share	$(0.52)	$(0.25)

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the H & W Acquisition been consummated as of those dates, nor is it intended to be a projection of future results.

10. SIGNIFICANT CUSTOMERS AND VENDORS

In fiscal year 2005, revenues (excluding petroleum product taxes) from one significant customer totaled $11.4 million or 10.4% of total petroleum product revenues. The Company’s current agreement with this customer expires in August 2008. In fiscal years 2007 and 2006, no single customer had revenues over 10% of the Company’s total petroleum product revenues.

During fiscal year 2007, three vendors provided the Company petroleum products, each representing more than 10% of cost of sales under a non contractual, at will business arrangement which can be terminated by either party at any time. During fiscal years 2006 and 2005, two vendors, each, represented more than 10% of cost of sales. These vendors accounted for 39%, 27% and 44% of total cost of sales during fiscal years 2007, 2006, and 2005, respectively.

11. INCOME TAXES

The actual tax benefit of the Company for the years ended June 30, 2007, 2006, and 2005 differs from the statutory Federal tax rate of 34% due to the following (in thousands):

	Year Ended June 30,
	2007	2006	2005

Expected benefit for income taxes at the statutory Federal income tax rate of 34%	$2,198	$1,659	$496
Net operating loss carryforward adjustment	(49)	—	—
Change in tax rate	—	—	(12)
State income taxes	134	273	81
Other	(1)	11	6
Nondeductible expenses	(38)	(48)	(10)
Deferred tax valuation allowance	(2,244)	(1,895)	(561)
Benefit (provision) for income taxes	$—	$—	$—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their income tax bases, and operating loss carryforwards.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2007 and 2006 are presented below (in thousands):

	June 30,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$9,524	$7,574
Asset basis adjustment for Section 357 gain	155	189
Reserves and allowances	371	360
Intangible assets	188	—
Stock-based compensation expense	394	203
Accrued expenses and deferred income	429	412
Other	133	126

Total gross deferred tax assets	11,194	8,864

Less: valuation allowance	(8,984)	(6,740)

Total deferred tax assets	2,210	2,124

Deferred tax liabilities:
Property and equipment	(2,210)	(2,124)

Total deferred tax liabilities	(2,210)	(2,124)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon generating sufficient taxable income in future periods. FAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if, based on management’s analysis, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the information available, management has determined that a $9.0 million and $6.7 million valuation allowance at June 30, 2007 and 2006, respectively, is necessary to reduce the deferred tax assets to the amount that will likely be realized.

In 2006, the Internal Revenue Service audited the tax return of the acquired company, H & W, for the tax year ended December 31, 2004 and adjusted the net operating loss claimed on the return by $103,000. Management agreed with the determination of the corrected amount. This audit adjustment related to a year prior to the Company’s acquisition and does not affect the current benefit. As a result of the audit adjustment, the NOL carryover acquired by the Company was subject to this change. There were no additional taxes assessed as a result of the tax audit.

As of June 30, 2007, the Company has Federal net operating loss carryforwards of approximately $24.7 million, which will begin to expire in the year 2011. The acquired net operating loss of approximately $2.2 million from the stock acquisition of H & W is subject to the Internal Revenue Code Section 382 limitation related to ownership changes. Additionally, the Company has state net operating loss carryforwards which expire in varying years.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real property and equipment under operating leases that expire at various times through the year 2015. Rent expense amounted to approximately $1.5 million, $1.0 million and $594,000 for the years ended June 30, 2007, 2006, and 2005, respectively. Certain leases contain escalation clauses.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2007 are (in thousands):

Year Ended June 30,	Operating Lease Payments

2008	$1,106
2009	911
2010	801
2011	549
2012	416
Thereafter	481

$4,264

As a result of the H & W acquisition in October 2005, the Company is obligated to certain former owners of H & W, of which one is currently an officer of the Company, under five operating leases covering property utilized for the division operating facilities. Rent expense paid to the former owners was $261,000 and $197,000 for the years ended June 30, 2007 and 2006, respectively. Future minimum lease payments under these leases are $261,000 per year, and the leases expire in September 30, 2010.

Governmental Regulation

Numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment affect the Company’s operations. The operation of the Company’s mobile fueling fleet and its transportation of diesel fuel and gasoline are subject to extensive regulation by the U.S. Department of Transportation (“DOT”) under the Federal Motor Carrier Safety Act (“FMCSA”) and the Hazardous Materials Transportation Act (“HMTA”).

These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose the Company to liability for the conduct of, or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Certain environmental laws provide for joint and several liabilities for remediation of spills and releases of hazardous substances. In addition, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These future costs are not fully determinable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company’s liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

The Company has entered into written employment agreements with certain officers and employees. The agreements vary in length of term and may provide for severance payments upon termination without cause or for automatic renewal for successive periods unless notice of termination is given prior to a renewal period.

Litigation

The Company may be subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, no litigation or claims exist that should have a material effect on the consolidated financial position or results of operations of the Company as of June 30, 2007.

In October 2006, the Company commenced a civil action in Broward County, Florida Circuit Court against Financial Accounting Solutions Group, Inc., (“FAS”), Kramer Professional Staffing, Inc., (“KPS”), and Mitchell Kramer, an officer, director, shareholder and control person of FAS and KPS (“Kramer”), alleging that Kramer, FAS and KPS (collectively, the “Defendants”) induced the Company to engage FAS to provide services with respect to (a) the implementation of certain Information Technology (“IT”) functions; (b) the modernization and expansion of the Company’s accounting and business technology capabilities, and (c) compliance with public company accounting requirements and the Sarbanes-Oxley Act (the “IT Projects”) by making numerous misrepresentations concerning the experience, capabilities and background of FAS and FAS’ personnel. FAS subsequently filed a countersuit in the same court seeking payment of additional fees allegedly due from the Company. The court is administering the countersuit jointly with the Company’s action. In January 2007, the Company filed an amended complaint in its lawsuit by adding Alex Zaldivar, the managing director and a principal of FAS, as a Defendant. In the amended complaint, the Company also made new claims for accounting malpractice, negligent training and supervision, and breach of fiduciary duty against the Defendants. The amount of damages recoverable from the Defendants in this action or from the Company on account of the countersuit by FAS, cannot be determined at this time. Based on all available information, the Company believes that the likelihood of FAS prevailing in its countersuit against the Company is remote and the chance of recovery by FAS against the Company is slight.

13. RELATED PARTY

The Company paid in ordinary commercial terms $79,000, $80,000, and $78,000 for the years ended June 30, 2007, 2006, and 2005, respectively, to a provider of investor relations and public relations services whose Chief Executive Officer is a member of the Company’s Board of Directors.

The Company is obligated to certain former owners of H & W under five operating leases which expire in September 30, 2010 covering property utilized for the division’s operating facility, which expire September 30, 2010. These leases were negotiated prior to the acquisition of H & W as an arm’s length transaction. One of the former owners of H & W was hired after the acquisition and is currently an officer of the Company.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SUBSEQUENT EVENTS

Promissory Note, Equity Offering and Warrants

On August 8, 2007, the Company sold $11.8 million in debt and equity securities (the “Offering”). The Company used a portion of the proceeds to satisfy the balance of its outstanding secured promissory notes issued on August 29, 2003, January 25, 2005 and September 1, 2005, respectively, and to lower the Company’s total senior secured subordinated debt from $11.2 million to $10.6 million on August 8, 2007. As a result of this transaction, the Company wrote-off approximately $978,000 and $443,000 of unamortized debt discount and debt costs, respectively.

In the Offering, the Company sold $10.6 million in 11½% senior secured convertible promissory notes maturing December 31, 2009 (the “August 2007 Notes”), including $5.7 million sold to new institutional and private investors and $4.9 million to current holders of the Company’s secured debt, together with 790,542 shares of common stock (the “Shares”) and 39,528 four year warrants to purchase common stock at $1.752 per share (the “Warrants”). All principal on the August 2007 Notes is payable at maturity. The Shares and Warrants were sold at $1.48 per Share and one twentieth of a Warrant, or $29.60 for twenty (20) Shares and one (1) Warrant, for total equity proceeds of $1,170,000. The Company paid a total commission of $400,000 to the placement agent, $94,000 of which was paid through the issuance of 39,526 shares of the Company’s common stock at the offering price of $1.48 per share, along with 39,528 warrants with the same terms as the Warrants sold to investors.

The August 2007 Notes are secured by specified vehicles and field equipment of the Company and its subsidiaries and are senior to all other existing debt of the Company other than any amounts owed now or in the future to the Company’s primary lender, Wachovia Bank, N.A, to which the August 2007 Notes are expressly subordinated. Interest on the August 2007 Notes is due semi-annually, on each January 1 and July 1, beginning January 1, 2008, until the outstanding principal balance is paid in full. The amounts due under the August 2007 Notes will become due and payable immediately upon the occurrence of customary events of default. The Notes are redeemable by the Company, in whole or in part, without prepayment penalty or premium, except that, if such pre-payment is made before the first anniversary of the issuance of the August 2007 Notes, a prepayment penalty equal to 3% of the principal amount being redeemed, together with accrued but unpaid interest shall be paid.

Fifty percent (50%) of the principal amount of the August 2007 Notes may be converted into shares of the Company’s common stock at $1.46 per share. The Company may elect, in its discretion, to grant additional conversion rights for some or all of the remaining principal amount of the August 2007 Notes at a price not less than the higher of $1.46, or the most recent closing price for the Company’s common stock on the Nasdaq Stock Market at the time of such grant. The Company has agreed to use reasonable commercial efforts to register the resale of the Shares under the Securities Act of 1933, as amended, including the Shares into which the August 2007 Notes may be converted and the Shares obtained upon exercise of the Warrants.

The Notes have cross-default provisions contained in the debt agreement. Accordingly, an event of default under our line of credit facility could also cause a default under the Notes.

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. QUARTERLY FINANCIAL DATA (unaudited)

The following tables contain selected unaudited consolidated statement of operations data for each quarter of the year ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Fiscal 2007 Quarter Ended
	September 30,	December 31,	March 31,	June 30,

Total revenue	$65,628	$54,798	$51,817	$57,526
Gross profit	4,122	3,110	2,478	2,921
Selling, general and administrative	3,650	4,159	4,077	3,950
Operating income (loss)	472	(1,049)	(1,599)	(1,029)
Interest expense and other
income, net	(934)	(846)	(1,019)	(585)
Net income (loss)	(462)	(1,895)	(2,618)	(1,614)

Basic and diluted net loss per share	$(0.04)	$(0.18)	$(0.23)	$(0.12)

Basic and diluted weighted average
number of shares outstanding
during the period	10,496	10,523	11,600	13,678

	Fiscal 2006 Quarter Ended
	September 30,	(2) December 31,	(3) March 31,	(3) June 30,

Total revenue (1)	$52,796	$66,376	$59,296	$70,231
Gross profit	3,813	3,829	2,258	2,509
Selling, general and administrative	2,534	3,007	3,569	4,152
Operating income (loss)	1,279	822	(1,311)	(1,643)
Interest expense and other
income, net (4)	(675)	(964)	(905)	(1,481)
Net income (loss)	615	(142)	(2,216)	(3,135)

Net income (loss) per share:
Basic	$0.07	$(0.01)	$(0.23)	$(0.30)
Diluted	$0.06	$(0.01)	$(0.23)	$(0.30)

Weighted average shares outstanding:
Basic	9,339	9,776	9,814	10,350
Diluted	10,197	9,776	9,814	10,350

(1)
Certain revenue amounts have been reclassified to cost of goods sold to conform to the current period presentation. These changes had no impact on previously reported results of operations or shareholders’ equity. In accordance with EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, the Company has reclassified its treatment of reporting for sales of inventory to Company’s vendors from a gross basis to a net basis (net of service charges).

SMF ENERGY CORPORATION (FORMERLY KNOWN AS STREICHER MOBILE FUELING, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	The Company acquired H & W Petroleum on October 1, 2005.

(3)
The Company incurred a net loss of $2.2 million and $3.1 million for the quarters ended March 31, 2006 and June 30, 2006, respectively, primarily due to increased selling, general and administrative costs and interest expense associated with the
H & W acquisition, corporate infrastructure development and relocation and integration costs.

(4)
The Company recorded additional non-cash interest expense of $537,000 during the quarter ended June 30, 2006 associated with the write-off of deferred debt costs, debt discount and a prepayment penalty related to the June 30, 2006 issuance of warrants to convert a portion of the August 2003 and January 2005 Notes.