Form 10-Q
period 2007-09-30
SMF ENERGY CORP
filed 2007-11-14
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 8, 2007 there were 14,556,295 shares of the registrant’s common stock outstanding.

SMF ENERGY CORPORATION

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

Part I	Financial Information:

	Item 1.	Condensed Unaudited Consolidated Financial Statements

		Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and June 30, 2007	3

		Condensed Unaudited Consolidated Statements of Operations for the three-months ended September 30, 2007 and 2006	4

		Condensed Unaudited Consolidated Statements of Cash Flows for the three-months ended September 30, 2007 and 2006	5

		Notes to Condensed Unaudited Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

	Item 4.	Controls and Procedures	29

Part II		Other Information:

	Items 1. through 6.		31

	Signatures		32

	Certifications		33

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share and per share data)

	September 30, 2007	June 30, 2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$19	$987
Accounts receivable, net of allowances of $1,454 and $1,401	22,926	25,442
Inventories, net of reserve of $219 and $238	2,202	2,283
Prepaid expenses and other current assets	316	471
Total current assets	25,463	29,183

Restricted cash	721	1,145
Property and equipment, net of accumulated depreciation of
$12,358 and $11,807	10,322	10,017
Identifiable intangible assets, net of accumulated amortization of
$775 and $681	2,678	2,771
Goodwill	228	228
Deferred debt costs, net of accumulated amortization of $319 and $1,197
and other assets	584	581
Total assets	$39,996	$43,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$14,194	$17,297
Accounts payable	8,500	7,887
Accrued expenses and other liabilities	3,762	3,831
Total current liabilities	26,456	29,015
Long-term liabilities:
Promissory notes, net of unamortized debt discount of $111
and $1,027	10,498	10,250
Other long-term liabilities	535	546
Total liabilities	37,489	39,811

Contingencies

Shareholders’ equity:
Common stock, par value $.01 per share; 50,000,000 shares authorized;
14,556,295 and 13,702,426 issued and outstanding
at September 30, 2007 and June 30, 2007, respectively	146	137
Additional paid-in capital	26,424	25,021
Accumulated deficit	(24,063)	(21,044)
Total shareholders’ equity	2,507	4,114
Total liabilities and shareholders’ equity	$39,996	$43,925

The accompanying notes to the condensed unaudited financial statements are an integral part of these consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s, except per share data)

	Three Months Ended September 30,
	2007	2006

Petroleum product sales and service revenues	$49,189	$58,644
Petroleum product taxes	6,308	6,984
Total revenues	55,497	65,628

Cost of petroleum product sales and service	46,007	54,522
Petroleum product taxes	6,308	6,984
Total cost of sales	52,315	61,506

Gross profit	3,182	4,122

Selling, general and administrative expenses	3,803	3,650

Operating (loss) income	(621)	472

Interest expense	(778)	(949)
Interest and other income	21	15
Loss on extinguishment of promissory notes	(1,641)	-

Loss before income taxes	(3,019)	(462)

Income tax expense	-	-
Net loss	$(3,019)	$(462)

Basic and diluted net loss per share	$(0.21)	$(0.04)

Basic and diluted weighted average common
shares outstanding	14,200	10,496

The accompanying notes to the condensed unaudited financial statements are an integral part of these consolidated statements of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

	Three Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,019)	$(462)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization:
Cost of sales	388	431
Selling, general and administrative	282	223
Amortization of deferred debt cost	47	79
Amortization of debt discount	50	150
Stock-based compensation expense	126	27
Gain from sale of assets	(6)	-
Inventory reserve	(19)	-
Provision for doubtful accounts	161	32
Non-cash loss on extinguishment of debt	1,371	-
Other	-	(9)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	2,355	315
Decrease in prepaid expenses and other assets	155	196
Decrease in inventories	100	312
Increase (decrease) in accounts payable and other liabilities	547	(2,261)
Net cash provided by (used in) operating activities	2,538	(967)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(882)	(127)
Proceeds from sale of equipment	6	-
Decrease in restricted cash	424	-
Net cash used in investing activities	(452)	(127)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from line of credit	55,980	68,027
Repayments of line of credit	(59,083)	(70,015)
Proceeds from issuance of promissory notes	5,690	-
Proceeds from issuance of common stock	1,170	-
Principal payment on promissory notes	(6,359)	(452)
Debt issuance costs	(379)	(29)
Common stock issuance costs	(60)	-
Capital lease payments	(13)	(43)
Net proceeds from exercise of common stock options and warrants	-	16
Net cash used in financing activities	(3,054)	(2,496)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(968)	(3,590)

CASH AND CASH EQUIVALENTS, beginning of year	987	4,103

CASH AND CASH EQUIVALENTS, end of year	$19	$513

 (Continued)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Continued)	Three Months Ended September 30,
	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$998	$811

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Refinancing of August 2003, January 2005, and September 2005
notes into August 2007 notes	$4,918	$-

Non-cash costs related to issuance of stock, warrants and
August 2007 notes	$134	$-

Debt discount costs related to issuance of stock, warrants and
August 2007 notes	$112	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

SMF Energy Corporation (the “Company”) is a Delaware corporation formed in 2006. In December 2006, the shareholders of Streicher Mobile Fueling, Inc. (“Streicher”), a Florida corporation formed in 1996, approved changing Streicher’s name to SMF Energy Corporation and the reincorporation of Streicher in Delaware by merger into the Company. The merger was effective February 14, 2007.

The Company provides petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications, and government services industries. The Company generates its revenues from commercial mobile and bulk fueling; the packaging, distribution and sale of lubricants; integrated out-sourced fuel management; transportation logistics, and emergency response services. The Company’s fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems; and distributes a wide variety of specialized petroleum products, lubricants and chemicals to our customers. In addition, the Company’s fleet of special duty tractor-trailer units provides heavy haul transportation services over short and long distances to customers requiring the movement of over-sized or over-weight equipment and manufactured products. The Company manages its business as a single reportable operating segment of business: distribution and sale of petroleum products from integrated out-sourced management services. Accordingly, the Company does not report more than one segment; nevertheless, management evaluates, at least quarterly, whether the Company continues to have one single reportable segment.

At September 30, 2007, the Company was conducting operations in ten states: Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee, and Texas.

2.	BASIS OF PRESENTATION

The condensed unaudited consolidated financial statements include the accounts of SMF Energy Corporation and its wholly owned subsidiaries, SMF Services, Inc., H & W Petroleum Company, Inc., and Streicher Realty, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed unaudited consolidated financial statements included herein have been prepared in accordance with the instructions of Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of and for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation, see Note 3, Reclassifications.

Operating results for the three months ended September 30, 2007 (the “first quarter of fiscal 2008”) are not necessarily indicative of the results that may be expected for any subsequent period or the fiscal year ending June 30, 2008. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, as filed with the United States Securities and Exchange Commission.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These changes had no impact on previously reported results of operations or shareholders’ equity. In accordance with EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, the Company has reclassified its treatment of reporting for sales of inventory to one of the Company’s vendors from a gross basis to a net basis (net of service charges). Revenue and cost of sales were reduced by $337,000 from amounts previously reported for the three months ended September 30, 2006 (the “first quarter of fiscal 2007”) to reflect this reclassification.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FAS Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Application of FIN No. 48 is effective for the Company during this first quarter of fiscal 2008. The Company disclosed its conclusion of the application of FIN No. 48 in Note 13 - Income Taxes.

In September 2006, the FASB issued FAS Statement No. 157 “Fair Value Measurements” (“FAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities. Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The application of FAS No. 157 is effective for financial statements issued for the Company’s first quarter of fiscal year 2009. The Company has not yet determined the impact, if any, that the adoption of FAS No. 157 will have on its consolidated financial position, results of operations or cash flows.

In February 2007, FAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), was issued.  FAS No. 159 enables companies to report selected financial assets and liabilities at their fair value.  This statement requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company’s election to use fair value on its earnings.  FAS No. 159 also requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value.  FAS No. 159 is effective for the Company’s first quarter of fiscal year 2009. The Company has not yet determined the impact, if any, that the adoption of FAS No. 159 will have on its financial condition or results of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	CASH AND CASH EQUIVALENTS

During the first quarter of fiscal 2008, the Company paid down $3.1 million on its line of credit payable. Total cash and cash availability was $2.1 million and $2.8 million at September 30, 2007 and June 30, 2007, respectively, and was $2.2 million at November 8, 2007. Total cash and cash availability includes cash as presented in the Company’s balance sheet and cash available to the Company through its line of credit, described in Note 7 - Line of Credit Payable.

6.	RESTRICTED CASH

In May 2007, the Company sold 29 pieces of equipment for an aggregate amount of $1.1 million. The proceeds of the sale were collateral for the August 2007 Notes, and therefore, were designated for the purchase of replacement equipment. At June 30, 2007, these proceeds were held by the indenture trustee, and recorded as restricted cash.

In August 2007, the Company entered into commitments to purchase $1.1 million in trucks and field equipment. Six pieces of equipment for an aggregate amount of $434,000 were delivered in the first quarter of fiscal 2008. At September 30, 2007, the remaining proceeds of $721,000 remain in restricted cash and continue to be held by the indenture trustee.

7.	LINE OF CREDIT PAYABLE

The Company has a $25.0 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory. Interest is payable monthly at prime plus 0.75% (9.0% at September 30, 2007) and outstanding borrowings under the line are secured by substantially all Company assets other than its transportation fleet and related field equipment.

The Company’s line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants. At September 30, 2007, the financial covenants included a minimum availability of $750,000 or average monthly availability of $2.5 million, covenant which, if not achieved, would trigger a fixed charge coverage ratio of 1.0 to 1.0 and limitations on annual capital expenditures at $750,000 effective July 1, 2007. In October 2007, the Company and its line of credit lender amended the loan and security agreement to amend and restate the fixed charge coverage ratio which reduced the required average excess availability from $2.5 million to $1.8 million starting with the month of October 2007.

The line of credit agreement also requires the Company to obtain the consent of the financial institution prior to incurring additional debt, or mergers, consolidations or sales. Failure to comply with one or more of the covenants in the future could affect the amount the Company can borrow, and thereby, adversely affect the Company’s liquidity and financial condition. At September 30, 2007, the Company was in compliance with the requirements of these covenants.

As of September 30, 2007 and June 30, 2007, the Company had outstanding borrowings of $14.2 million and $17.3 million, respectively, under its $25.0 million line of credit. The line of credit is classified as a current liability since it expires on June 30, 2008. Based on eligible receivables and inventories outstanding at September 30, 2007, the Company had $2.0 million of cash availability under the line of credit compared to $1.8 million availability at June 30, 2007.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	NET INCOME (LOSS) PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

Common stock equivalents, consisting of stock options, common stock warrants, and promissory note conversion rights in the amounts of 1,814,202, 886,941, and 3,633,296, respectively, at prices ranging from $.92 to $7.63 per share for the period ending September 30, 2007, were antidilutive due to the net loss incurred for the period, and therefore, were not included in the computation of net loss per share.

Common stock equivalents, consisting of stock options and common stock warrants in the amounts of 1,757,652 and 1,327,915, respectively, at prices ranging from $.86 to $7.63 per share for the period ending September 30, 2006, were antidilutive due to the net loss incurred for the period, and therefore, were not included in the computation of net loss per share.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	June 30,
	2007	2007

August 2007 senior secured convertible subordinated promissory notes (the “August 2007 Notes”) (11.5% interest due semi-annually, December 31 and June 30); matures December 31, 2009 in its entirety; effective interest rate of 14.3% includes cost of warrants and other debt issue costs.	$10,609	$-

August 2003 promissory notes (the “August 2003 Notes”) (10% interest due semi-annually, December 31 and June 30); at June 30, 2007, two principal payments of $752,800 and $552,600 were due on August 28, 2007 and February 28, 2008; balloon payment of $2,111,925 was due at maturity on August 28, 2008; effective interest rate of 19.9% included cost of warrants and other debt issue costs. The notes were refinanced on August 8, 2007.	-	3,417

January 2005 promissory notes (the “January 2005 Notes”) (10% interest due semi-annually, July 24 and January 24); at June 30, 2007, five principal payments of $540,000 were due semi-annually on January 24 and July 24; balloon payment of $2,160,000 was due at maturity on January 24, 2010; effective interest rate of 20.4% included cost of warrants and other debt issue costs. The notes were refinanced on August 8, 2007.	-	4,860

September 2005 promissory notes (the “September 2005 Notes”) (10% interest due semi-annually, February 28 and August 31); at June 30, 2007, six principal payments of $300,000 were due semi-annually on August 31 and February 28; balloon payment of $1,200,000 was due at maturity on August 31, 2010; effective interest rate of 20.3% included cost of warrants and other debt issue costs. The notes were refinanced on August 8, 2007.	-	3,000

Various capital leases, interest rates range from 5.27% to 15.78%, monthly principal and interest payments, leases expire August 2006 to March 2008.	13	26

Unamortized debt discount	(111)	(1,027)

	10,511	10,276

Less: current portion	(13)	(26)

Long-term debt, net	$10,498	$10,250

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On August 8, 2007, the Company sold $11.8 million in debt and equity securities (the “Offering”). The Company used a portion of the proceeds to satisfy the balance of its outstanding secured promissory notes issued on August 29, 2003, January 25, 2005 and September 1, 2005 (the “Satisfied Notes”), respectively, and to lower the Company’s total senior secured convertible subordinated debt from $11.2 million to $10.6 million on August 8, 2007. As a result of this transaction, the Company wrote-off approximately $978,000 and $443,000 of unamortized debt discount and debt costs, respectively.

In the Offering, the Company sold $10.6 million in 11½% senior secured convertible subordinated promissory notes maturing in its entirety on December 31, 2009, including $5.7 million sold to new institutional and private investors and $4.9 million to then current holders of the Company’s secured debt. The Company paid a total commission of $400,000 to the placement agent, $94,000 of which was paid through the issuance of 63,327 shares of the Company’s common stock at the offering price of $1.48 per share. For information on the equity securities sold, see Note 11 - Stockholders’ Equity.

The August 2007 Notes are secured by specified vehicles and field equipment of the Company and its subsidiaries and are senior to all other existing debt of the Company other than any amounts owed now or in the future to the Company’s primary lender, Wachovia Bank, N.A, to which the August 2007 Notes are expressly subordinated. The amounts due under the August 2007 Notes will become due and payable immediately upon the occurrence of customary events of default. The Notes are redeemable by the Company, in whole or in part, without pre-payment penalty or premium, except that, if such pre-payment is made before the first anniversary of the issuance of the August 2007 Notes, a pre-payment penalty equal to 3% of the principal amount being redeemed, together with accrued but unpaid interest shall be paid.

The noteholders have the right to convert up to fifty percent (50%) of the principal amount of the August 2007 Notes into shares of the Company’s common stock at $1.46 per share. The Company may elect, in its discretion, to grant additional conversion rights for some or all of the remaining principal amount of the August 2007 Notes at a price not less than the higher of $1.46, or the most recent closing price for the Company’s common stock on the Nasdaq Stock Market at the time of such grant. The Company has agreed to use reasonable commercial efforts to register the resale of the shares under the Securities Act of 1933, as amended, including the shares into which the August 2007 Notes may be converted and the shares obtained upon exercise of the warrants. As a result of the conversion feature, the Company recorded $37,000 as a beneficial conversion feature which is been amortized under the effective interest method as a non-cash discount over the respective term of the debt.

The August 2007 Notes have cross-default provisions contained in the debt agreement. Accordingly, an event of default under the line of credit facility, described in Note 7, could also cause a default under the August 2007 Notes. As of September 30, 2007, the Company was in compliance with the requirements of these covenants.

In accordance with FAS No. 6, “Classification of Short-term Obligations Expected to be Refinanced”, at June 30, 2007, the Company classified all of the outstanding balances related to the secured promissory notes as long-term debt, since they were refinanced with the proceeds from the August 2007 Notes, which mature in December 31, 2009.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other

In connection with the August 2003, January 2005 and September 2005 Notes, the Company recorded at issuance unamortized debt discounts which were being amortized as non-cash interest expense over the respective term of the debt issued under the effective interest method. These were non-cash discounts related to the valuation of the common stock warrants issued to the note holders and the placement agent in the financing transactions that do not reduce the amount of principal cash repayments required to be made by the Company. On August 8, 2007, there were unamortized debt discounts of $978,000 which were written-off when the Redeemed Notes were satisfied. As a result of the early satisfaction of the notes, the Company incurred $270,000 as a pre-payment penalty. The unamortized debt discounts of $978,000 and the pre-payment penalty of $270,000, along with deferred debt costs of $443,000, were recorded as non-cash losses on extinguishment of debt in our consolidated results of operations. The Company also recorded a gain on extinguishment of debt of $50,000 as a result of the excess in the carrying value of the Satisfied Notes over the extinguishment price.

In connection with the August 2007 Notes, the Company recorded unamortized debt amounts of $112,000, to be amortized as non-cash interest expense over the term of the notes, related to the valuation of the common stock warrants issued to noteholders. Total amortization expense related to the debt discounts for the first quarters of fiscals 2008 and 2007 was $50,000 and $150,000, respectively.

10.	WARRANTS

In conjunction with the issuance of the August 2003, January 2005 and September 2005 Notes described in Note 9, the Company issued detachable common stock purchase warrants, described below as the August 2003, January 2005, and September 2005 Warrants, respectively. In addition, in June 2006, the Company issued non-detachable warrants to certain note holders (the “Conversion Warrants”). In conjunction with a private offering of its common stock in February 2007, the Company issued warrants described below as February 2007 warrants. In August 2007, in conjunction with the sale of promissory notes and equity, the company issued warrants described below as August 2007 warrants. As of June 30, 2007, all of the Conversion Warrants had been exercised.

There was no exercise of warrants in the first quarter of fiscal 2008.

August 2003 Warrants

On August 29, 2003, the Company raised $6.9 million and issued 2,008,250 five-year detachable warrants to purchase the Company’s common stock at $1.00 per share. At September 30, 2007, the warrant holders had a balance of 140,000 warrants available to exercise into common shares.

January 2005 Warrants

On January 25, 2005, the Company raised $6.1 million and issued 1,006,500 four-year detachable warrants to purchase the Company’s common stock at an exercise price of $1.60 per share. At September 30, 2007, the warrant holders had a balance of 37,292 warrants available to exercise into common shares.

September 2005 Warrants

On September 1, 2005, the Company raised $3.0 million and issued 360,000 four-year detachable warrants to purchase the Company’s common stock at an exercise price of $2.28 per share. At September 30, 2007, the warrant holders had a balance of 75,840 warrants available to exercise into common shares.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Conversion Warrants

On June 30, 2006, the Company issued 1,057,283 non-detachable warrants (the “Conversion Warrants”), exercisable for 90 days to certain note holders of the August 2003 Notes and the January 2005 Promissory Notes, by which those note holders could exchange up to $2.6 million of existing August 2003 and January 2005 Notes for the purchase of shares of the Company’s common stock at an exercise price of $2.54 per share, the closing market price on the date of the agreement. Included in these warrants were 25,787 warrants, valued at $65,500, issued to pay 50% of the 5% call penalty, or a 2.5% penalty. As of June 30, 2007, the note holders had exercised all of the Conversion Warrants.

February 2007 Warrants

In conjunction with the February 15, 2007 private placement offering, the Company issued detachable warrants to purchase 423,800 of the Company’s common stock at an exercise price of $1.52 per share. In addition, the placement agent received additional warrants to purchase 130,955 shares of the Company’s common stock at an exercise price of $1.90 per share. As of September 30, 2007, these warrants remain outstanding.

August 2007 Warrants

In conjunction with the August 8, 2007 promissory and equity offering, further described in Note 9 - Long-Term Debt and Note 11 - Shareholders’ Equity, the Company issued detachable warrants to the noteholders to purchase 39,528 of the Company’s common stock at an exercise price of $1.752 per share. In addition, the placement agent received additional warrants to purchase 39,526 shares of the Company’s common stock at an exercise price of $1.752 per share. The August 2007 warrants will terminate on the fourth anniversary of the offering closing date. The August 2007 warrants also have customary anti-dilution and underlying stock registration rights. As of September 30, 2007, these warrants remain outstanding.

11.	SHAREHOLDERS’ EQUITY

As discussed above, on August 8, 2007, the Company sold $11.8 million in debt and equity securities (the “Offering”). The Company used a portion of the proceeds to satisfy the balance of its outstanding secured promissory notes issued on August 29, 2003, January 25, 2005 and September 1, 2005, respectively, and to lower the Company’s total senior secured convertible subordinated debt from $11.2 million to $10.6 million on August 8, 2007.

In the Offering, the Company sold 790,542 shares of common stock (the “Shares”) and 39,528 four year warrants to purchase common stock at $1.752 per share (the “Warrants”). The Shares and Warrants were sold at $1.48 per Share and one twentieth of a Warrant, or $29.60 for twenty (20) Shares and one (1) Warrant, for equity proceeds of $1.2 million. The Company incurred transaction costs of $561,000 which were allocated on a percentage basis to equity and debt. Included in these transaction costs were commissions of $400,000 paid to the placement agent for the offering, $94,000 of which was paid through the issuance of 63,327 shares of our common stock at the offering price of $1.48 per share, along with 39,528 warrants with the same terms as the Warrants sold to investors.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following reflects the change in shareholders’ equity for the three months ended September 30, 2007 (in thousands):

		Additional		Total
	Common	Paid-in	Accumulated	Shareholders’
	Stock	Capital	Deficit	Equity

Balance at June 30, 2007	$137	$25,021	$(21,044)	$4,114

Issuance of common stock and warrants
from August 2007 offering, net of
issuance costs of $80,000	9	1,277	-	1,286

Stock-based compensation expense	-	126	-	126

Net loss	-	-	(3,019)	(3,019)

Balance at September 30, 2007	$146	$26,424	$(24,063)	$2,507

During the first quarter of fiscal 2008, the Company granted 15,000 and 9,000 stock options under the Employee Stock Options and Director Stock Options plans, respectively. The weighted average grant date fair value of the options granted was $1.41. For the first quarter of fiscal 2008, there were no stock options exercised.

12.	CONTINGENCIES

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of September 30, 2007. However, based on management’s knowledge at September 30, 2007, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

13.	INCOME TAXES

On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards (“FAS”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). The Company previously had accounted for tax contingencies in accordance with FAS No. 5, “Accounting for Contingencies”. As required by FIN No. 48, which clarifies FAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to tax positions for all open tax years. The adoption of FIN No. 48 resulted in a decrease to deferred tax assets and the related valuation allowance of approximately $352,000 as of July 1, 2007. There was no impact on the previously reported accumulated deficit.

At July 1, 2007, the amount of unrecognized tax benefits was approximately $847,000, of which approximately $352,000 would, if recognized, affect the Company’s effective tax rate. There have been no material changes in unrecognized tax benefits since July 1, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes. No interest and penalties were accrued upon the adoption of FIN No. 48 due to the existence of net operating loss carryforwards.

The Company is not currently under examination by the Internal Revenue Service or any state or local tax authorities. The Company’s federal income tax returns for years prior to June 30, 2004 are no longer subject to examination. Other state and local jurisdictions remain subject to examination but are not individually considered material.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report, including but not limited to this Item 2 and the footnotes to the financial statements in Item 1, contains “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements proceeded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements.

The forward-looking statements include, but are not limited, to the following:

•
Our beliefs regarding our position in the market for commercial mobile fueling and bulk fueling; lubricant and chemical packaging, distribution and sales; integrated out-sourced fuel management services; and transportation logistics;

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

OVERVIEW

Our Business

We are a provider of petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries. At September 30, 2007, we were conducting operations through 26 locations in the ten states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

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

An objective of our business strategy is to become the leading “single source” provider of petroleum products and services in the markets we currently operate in, as well as expanding into additional contiguous markets. To achieve this objective we plan to focus on increasing revenues in our core operations and in expanding through selective acquisitions.

The following is a summary discussion of our financial results for the first quarter of fiscal 2008 and our execution on several core strategies that impacted results of operations:

•
In the first quarter of fiscal 2008, we had a net loss of $3.0 million. These results include $2.4 million in non-cash charges, such as depreciation and amortization of assets, debt costs, debt discounts, stock based compensation, provision for doubtful accounts, and non-cash loss on extinguishment of debt. Additionally the results include stated interest expense associated with servicing of our debt of $681,000, cash loss on extinguishment of debt of $270,000, legal expenses of $244,000, and public company costs of $220,000.

•
On August 8, 2007, we sold $11.8 million in debt and equity securities (the “Offering”). We used the proceeds of the Offering to satisfy the principal balance of our then outstanding August 2003, January 2005 and September 2005 promissory notes. As a result of this transaction, we lowered our senior secured convertible subordinated debt from $11.2 million to $10.6 million at August 8, 2007. Since the new notes mature in December 31, 2009, the debt associated with the promissory notes was classified in our condensed unaudited consolidated balance sheet as long-term debt.

•
External factors beyond our control have continued to impact our results of operations. While fuel price fluctuations affect our revenues, our gross profits are generally not affected by such fluctuations since we are able to pass the increased cost of the product on to our customers. However, higher fuel prices coupled with negative economic conditions in certain markets have decreased the demand for the services and goods provided by the transportation, manufacturing, services and other industries that comprise the majority of our customer base. While we have continued to increase the organic growth in our mobile fueling services through the addition of new customers seeking to reduce fuel costs, the decrease in our existing customers’ business has resulted in lower volumes of fuel being supplied by us to these customers. Moreover, in addition to increased running costs for the Company’s fuel delivery fleet, higher fuel prices have increased the amount of short term credit that we extend to our mobile fueling customers from delivery until payment.

Key financial and operating measures during the first quarter of fiscal 2008 include:

•
The net loss from operations for the first quarter of fiscal 2008 was $3.0 million compared to a loss of $462,000 for the same period in the prior year. The primary reason for the $2.5 million increase in the net loss was due to a loss on extinguishment of debt of $1.6 million related to the refinancing of our outstanding secured promissory notes with new senior secured convertible subordinated notes. The loss on extinguishment of debt was the result of the write-off of unamortized debt discounts of $978,000, the write-off of debt costs of $443,000, a pre-payment penalty of $270,000, and a gain of $50,000 due to the excess of the carrying value of the notes over the extinguishment price. Additionally, the increase in the net loss was due to a $940,000 decrease in gross profit partially due to the reduction in business with net margin contributions below acceptable levels, such as the curtailment of the low margin fuel transport business in August 2006. The prior year results also included additional emergency response revenues generated for services provided to our customers as they prepared for Hurricane Ernesto. We also believe that our results were impacted by the decrease in industry demand stemming from the general economic conditions in the industries and geographic locations we serve.

•
For the first quarter of fiscal 2008, the net margin was 19.1 cents per gallon compared to 19.4 cents per gallon for the same period in the prior year. The higher margins in the first quarter of fiscal 2007 were due to some higher margin emergency response revenue generated, as our customers utilized our services in anticipation of Hurricane Ernesto.

•
Earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, and loss on extinguishment of debt (“EBITDA”), a non-GAAP measure, for the first quarter of fiscal 2008 were $196,000 compared to $1.2 million for the same period in the prior year. The primary reason for the $1.0 million decrease was the decrease in gross margins, as discussed above.

•
Financial results from our commercial mobile and bulk fueling services business continue to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved. The 4.7 million gallon reduction in the first quarter of fiscal 2008, as compared to the same period in the prior year was primarily due to the reduction in business with net margin contributions below acceptable levels, the decrease in emergency response revenues generated for services provided to our customers as they prepared for Hurricane Ernesto, and a decrease in industry demand stemming from the general economic conditions in the industries and geographic locations we serve, and our customers’ efforts to reduce fuel consumption in light of increased fuel prices.

RESULTS OF OPERATIONS:

To monitor our results of operations, we review key financial information including net revenues, gross profit, selling, general and administrative expense, net income or losses, and non-GAAP measures such as EBITDA and Proforma EBITDA. We continue to seek ways to more efficiently manage and monitor our business performance. We also review other key operating metrics, such as the number of gallons sold and net margins per gallon sold. As our business is dependent on the supply of fuel and lubricants, we closely monitor pricing and fuel availability of our suppliers in order to choose the most cost effective products.

Net margin per gallon is calculated by adding gross profit to the depreciation and amortization component of cost of sales, and dividing that sum by the number of gallons sold.

Comparison of Three Months Ended September 30, 2007 (“first quarter of fiscal 2008”) to Three Months Ended September 30, 2006 (“first quarter of fiscal 2007”)

Revenues

Revenues were $55.5 million in the first quarter of fiscal 2008, as compared to $65.6 million in the same period of the prior year, a decrease of $10.1 million, or 15%, primarily as a result of a decrease of 4.7 million or 20% in gallons sold. The volume reduction caused $13.2 million of the decrease in revenue offset by a positive $3.1 million price variance largely due to overall higher market prices of petroleum products. The volume reduction was primarily due to the reduction in business with net margin contributions below acceptable levels, including the curtailment in August 2006 of a portion of the fuel transport business. Additionally, the decrease in revenues was due to emergency response revenue related to preparation for Hurricane Ernesto earned in the first quarter of fiscal 2007. We believe our volume decrease was also a result of a decrease in industry demand stemming from the contraction of the national economy, impacting the industries we serve, and our customers’ efforts to reduce fuel consumption in light of dramatically increased fuel prices.

Gross Profit

Gross profit was $3.2 million in the first quarter of fiscal 2008, as compared to $4.1 million in the same period of the prior year, a decrease of $940,000, or 23%. The decrease was primarily due to the reduction in business with net margin contributions below acceptable levels, the decrease in emergency response business earned in the first quarter of fiscal 2007 and the decrease in industry demand stemming from the contraction of the national economy, described above. The net margin per gallon for the first quarters of fiscals 2008 and 2007 was 19.1 cents and 19.4 cents, respectively. The small decrease in net margin per gallon was due to the high margin emergency response revenue generated, in the first quarter of fiscal 2007, as our customers demanded our services in anticipation of Hurricane Ernesto.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.8 million in the first quarter of fiscal 2008, as compared to $3.7 million in the same period of the prior year, an increase of $153,000, or 4%. The increase in selling, general and administrative expenses was primarily due to an increase of $427,000 in corporate infrastructure costs such as, personnel resources and office rental expense. The increase was also partially due to an increase of $130,000 in the provision for doubtful accounts. The increases were partially offset by a reduction of $423,000 in selling, general and administrative expenses associated with the H&W and Shank Services acquisitions.

Corporate infrastructure costs are directly related to executing our business plan and represent an investment in future growth, which we intend to achieve both organically and through selective acquisitions. While some of these costs would have been incurred even without our concerted infrastructure development program, the majority of the costs were primarily incurred at the present levels to support our long-term objective to enhance shareholder value by investing in infrastructure in the present to benefit future performance.

Interest Expense

Interest expense was $778,000 in the first quarter of fiscal 2008, as compared to $949,000 in the same period of the prior year, a decrease of $171,000, or 18%. The decrease was primarily due to the refinancing of our long-term debt, as the outstanding secured promissory notes issued on August 2003, January 2005 and September 2005 were refinanced in August 2007 with new senior secured convertible subordinated notes.

The components of interest expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Stated Rate Interest Expense:
Line of credit	$359	$338
Long term debt	302	355
Other	20	27
Total stated rate interest expense	681	720

Non-Cash Interest Amortization:
Amortization of deferred debt costs	47	79
Amortization of debt discount	50	150
Total amortization of interest expense	97	229

Total interest expense	$778	$949

Loss on Extinguishment of Debt

In August 2007, we recorded a loss on extinguishment of debt of $1.6 million related to our long-term debt, as the outstanding secured promissory notes issued on August 2003, January 2005 and September 2005 were refinanced in August 2007 with new senior secured convertible subordinated notes. The loss on extinguishment of debt was the result of the write-off of unamortized debt discounts of $978,000, the write-off of debt costs of $443,000, a pre-payment penalty of $270,000 which was incurred due to the satisfaction of the notes prior to their maturity dates, and a gain of $50,000 due to the excess of the carrying value of the notes over the extinguishment price.

Income Taxes

No income tax expense was recorded for the first quarters of fiscals 2008 and 2007. The net operating loss carryforward at June 30, 2007 was $24.7 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.

Net Loss

Net loss was $3.0 million in the first quarter of fiscal 2008, as compared to $462,000 in the same period in the prior year. The $2.5 million increase in net loss resulted primarily from the loss on extinguishment of debt of $1.6 million related to our long-term debt, as the outstanding secured promissory notes issued in August 2003, January 2005 and September 2005 were refinanced in August 2007 with new senior secured convertible subordinated notes.

The increase in net loss was also partially due to the reduction in business with net margin contributions below acceptable levels, the decrease in emergency response business earned in the first quarter of fiscal 2007, and the decrease in industry demand stemming from the contraction of the national economy, described above in our Business Overview.

EBITDA

We define EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation expense and loss on extinguishment of debt, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. EBITDA is commonly defined as earnings or loss before interest, taxes, depreciation and amortization. We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. All companies do not calculate EBITDA in the same manner, and EBITDA as presented by SMF may not be comparable to EBITDA presented by other companies.

EBITDA were $196,000 in the first quarter of fiscal 2008, as compared to $1.2 million in the same period of the prior year, a decrease of $1.0 million, or 83%. The decrease in EBITDA was primarily due to the reduction in business with net margin contributions below acceptable levels, the decrease in the emergency response revenue generated in first quarter of fiscal 2007, and the decrease in industry demand stemming from the contraction of the national economy, described above in our Business Overview.

The reconciliation of EBITDA to net loss for the first quarters of fiscals 2008 and 2007 was as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006

Net loss	$(3,019)	$(462)
Add back:
Interest expense	778	949
Stock-based compensation expense	126	27
Depreciation and amortization expense:
Cost of sales	388	431
Selling, general and administrative expenses	282	223
Loss on extinguishment of debt	1,641	-
EBITDA	$196	$1,168

Below is a reconciliation of Proforma EBITDA, a non-GAAP measurement used and defined by us as net loss excluding non-cash items, corporate infrastructure and integration costs, stated interest expense, and cash loss on extinguishment of debt. We believe this non-GAAP measurement is useful to the investor because it demonstrates the material effect our financing, acquisition and corporate development programs have on the performance of our business.

	Three Months Ended
	September 30,
	2007	2006
Net loss	$(3,019)	$(462)

Add: non-cash items:
Depreciation - cost of sales	388	431
Depreciation and amortization - SG&A	282	223
Amortization of deferred debt costs	47	79
Amortization of debt discount	50	150
Stock-based compensation expense	126	27
Other non-cash expenses	-	(9)
Inventory reserve	(19)	-
Provision for doubtful accounts	161	32
Non-cash loss on extinguishment of debt	1,371	-
Total non-cash items	2,406	933

Net (loss) income before non-cash items	(613)	471

Add: Corporate infrastructure and integration costs	427	653

Net (loss) income before non-cash items and corporate
infrastructure and integration costs	(186)	1,124

Add: Stated rate interest expense (See interest expense table)	681	720
Cash loss on extinguishment of debt	270	-
Deduct: Gain from sale of assets	(6)	-

Proforma EBITDA	$759	$1,844

Capital Resources and Liquidity

At September 30, 2007, we had total cash and cash availability of $2.1 million, which consisted of cash and cash equivalents of $19,000 and additional cash availability of approximately $2.0 through our line of credit. As of November 8, 2007, our cash and cash availability was approximately $2.2 million. We are able to draw on our line of credit on a daily basis subject to debt covenant requirements.

In fiscal years 2005 and 2006, we made significant investments in acquiring two new companies. We have concentrated our efforts on integrating these acquisitions into our existing operations, thereby incurring additional costs that have reduced our cash availability. In addition, our cash resources were reduced by the expenditures for development of the corporate infrastructure, including the operating, accounting and information management system, which was completed in the fourth quarter of fiscal 2007. During the first quarter of fiscal 2008, we also paid-down $3.1 million on our line of credit.

Sources of Cash

Debt Financing and Equity Offerings

On September 26, 2006, we increased our line of credit with our institutional lender from $20.0 million to $25.0 million. Our line of credit facilitates financing the timing difference between petroleum product purchases payable generally in 10 to 12 days from date of delivery and the collection of receivables from our customers, generally in 30 to 45 days from date of delivery. As of September 30, 2007 and June 30, 2007, we had outstanding borrowings of $14.2 and $17.3 million, respectively, under our $25.0 million line of credit.

Our line of credit permits us to borrow up to 85% of the total amount of eligible accounts receivable and 65% of H & W’s eligible inventory. Interest is payable monthly at prime plus 0.75% (9.0% at September 30, 2007) and outstanding borrowings under the line of credit are secured by substantially all of our assets other than our truck fleet and related equipment. The maturity date of the line of credit is June 30, 2008.

On August 8, 2007, we sold $11.8 million in debt and equity securities (the “Offering”). We used a portion of the proceeds to satisfy the balance of our outstanding secured promissory notes issued in August 2003, January 2005, and September 2005 and to lower the total senior secured convertible subordinated debt from $11.2 million to $10.6 million on August 8, 2007. As a result of this transaction, we recognized $1.6 million in loss on extinguishment of debt. The loss was the result of the write-off of unamortized debt discounts of $978,000, the write-off of debt costs of $443,000, a pre-payment penalty of $270,000, which was incurred due to the satisfaction of the notes prior to their maturity dates, and a gain of $50,000 due to the excess of the carrying value of the notes over the extinguishment price.

In the Offering, we sold $10.6 million in 11½% senior secured convertible subordinated promissory notes maturing December 31, 2009 (the “August 2007 Notes”), including $5.7 million sold to new institutional and private investors and $4.9 million to current holders of our secured debt, together with 790,542 shares of common stock (the “Shares”) and 39,528 four year warrants to purchase common stock at $1.752 per share (the “Warrants”). All principal on the August 2007 Notes is payable at maturity. The Shares and Warrants were sold at $1.48 per Share and one twentieth of a Warrant, or $29.60 for twenty (20) Shares and one (1) Warrant, for total equity proceeds of $1,170,000. We paid a total commission of $400,000 to the placement agent, $94,000 of which was paid through the issuance of 63,327 shares of our common stock at the offering price of $1.48 per share, along with 39,528 warrants with the same terms as the Warrants sold to investors.

The August 2007 Notes are secured by specified vehicles and field equipment of the Company and its subsidiaries and are senior to all other existing debt of the Company other than any amounts owed now or in the future to the Company’s primary lender, Wachovia Bank, N.A, to which the August 2007 Notes are expressly subordinated. Interest on the August 2007 Notes is due semi-annually, on each January 1 and July 1, beginning January 1, 2008, until the outstanding principal balance is paid in full. The amounts due under the August 2007 Notes will become due and payable immediately upon the occurrence of customary events of default. The Notes are redeemable by the Company, in whole or in part, without pre-payment penalty or premium, except that, if such pre-payment is made before the first anniversary of the issuance of the August 2007 Notes, a pre-payment penalty equal to 3% of the principal amount being redeemed, together with accrued but unpaid interest shall be paid.

Fifty percent (50%) of the principal amount of the August 2007 Notes may be converted into shares of our common stock at $1.46 per share. We may elect, in our discretion, to grant additional conversion rights for some or all of the remaining principal amount of the August 2007 Notes at a price not less than the higher of $1.46, or the most recent closing price for our common stock on the Nasdaq Stock Market at the time of such grant. We have agreed to use reasonable commercial efforts to register the resale of the Shares under the Securities Act of 1933, as amended, including the Shares into which the August 2007 Notes may be converted and the Shares obtained upon exercise of the Warrants. As a result of the conversion feature, the Company recorded $37,000 as a beneficial conversion feature which is been amortized under the effective interest method as a non-cash discount over the respective term of the debt.

Our debt agreements have covenants that define certain financial requirements and operating restrictions. Our failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in our debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements, which would have a material adverse effect on our liquidity and capital resources. At the date of this filing, we are in compliance with the requirements of the applicable covenants required by our debt agreements, though there is no assurance that we will be able to do so in the future. For example, while the minimum cash availability required by our line of credit agreement is waived if we satisfy the fixed charge debt coverage ratio covenant established by that agreement, because we do not currently expect that we would meet the ratio, a failure to meet the minimum cash availability under the agreement would result in a violation of that covenant.

 Cash Flows

During the first quarters of fiscals 2008 and 2007, cash and cash equivalents decreased $1.0 million and $3.6 million, respectively.

We generated cash from the following sources (in thousands):

	Three Months Ended
	September 30,
	2007	2006

Proceeds from issuance of promissory notes	$5,690	$16
Proceeds from issuance of common stock	1,170	-
Cash provided by operating activities	2,538	-
Decrease in restricted cash	424	-
Proceeds from sale of equipment	6	-
	$9,828	$16

We used cash primarily for (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Principal payments on promissory notes	$6,359	$452
Net payments on line of credit payable	3,103	1,988
Purchases of property and equipment	882	127
Payments of debt and warrant issuance costs	439	29
Capital lease payments	13	43
Cash used in operations	-	967
	$10,796	$3,606

Net change in cash and cash equivalents	$(968)	$(3,590)

As of September 30, 2007, we had $14.2 million outstanding under our line of credit. The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying condensed unaudited consolidated statements of cash flows for the first quarter of fiscal 2008 include the cumulative activity of the daily borrowings and repayments, $56.0 million and $59.1 million, respectively, under the line of credit. The availability under the line of credit at September 30, 2007 amounted to $2.0 million. The net cash borrowings from, or repayments of, the line of credit during the first quarters of fiscals 2008 and 2007, respectively, have been included as sources or uses of cash in the tables above.

Adequacy of Capital Resources

Our liquidity and ability to meet financial obligations is dependent on, among other things, the generation of cash flow from operations, obtaining or maintaining sufficient trade credit from vendors, complying with our debt covenants, and raising any required additional capital through the issuance of debt or equity securities or additional borrowings.

Our sources of cash during the remainder of fiscal 2008 are expected to be cash on hand, cash generated from operations, borrowings under our credit facility, and other capital sources that may be available. There is no assurance, however, that if additional capital is required, it will be available to us or available on acceptable terms.

Our uses of cash during the remainder of fiscal 2008 are expected to be principally for operating working capital needs, maintaining our line of credit, and servicing the interest on our debt. We will continue to pursue additional conversions of debt into equity or other capital infusions to reduce the amounts owed under our new senior secured convertible subordinated debt.

We purchase the fuel sold to our customers from multiple suppliers at daily market prices, typically on 10 to 12 day credit terms. Recent increases in the cost of fuel have correspondingly increased the amount of short term credit that we extend to our customers and, in turn, that we seek from our suppliers. In some cases, fixed dollar credit limits have limited the total gallons of fuel available to us from certain suppliers. As a result, in those markets where there is a high demand for fuel but a limited number of fuel suppliers, the product demand from our customers may exceed the aggregate credit available to us from the pool of suppliers in that market. Historically, when individual suppliers declined to offer credit terms acceptable to us, we were able to acquire fuel on our customary 10 to 12 day payment terms from other suppliers. Recently, however, in one of our markets, some of our existing suppliers declined to provide us with such credit terms. While we were able to use other existing suppliers to provide product to our customers, in some cases, this required us to pay for fuel earlier than our typical 10 to 12 day terms, which in turn reduced our cash availability under our bank line of credit. We are currently seeking additional suppliers in this market who will provide acceptable pricing and credit terms to maximize our credit capacity but there is no assurance that we will be able to do so. We are also exploring various financing alternatives that would permit existing suppliers to increase the amount of short term credit available to us. However, if higher fuel prices continue and we are unable to obtain additional suppliers offering acceptable terms or arrange other short term financing for our fuel purchases, we may have to change payment terms or raise prices for some of our customers, either of which could reduce the level of our fueling business and could have a material adverse effect on the Company’s financial performance and cash resources.

Although there can be no assurance, we believe that we will be able to maintain or obtain adequate short term credit from our suppliers in all of the markets we serve, or make other financing arrangements in those markets where supplier credit is limited, and that our cash available under our bank line of credit will provide sufficient working capital to maintain our business during the remainder of fiscal 2008. Various factors could negatively impact our access to supplier credit terms and our cash available under our line of credit, however, including but not limited to uncollected accounts receivable, operating losses, delays in collections from customers, higher operating expenses or other increases in cash expenditures, which could in turn restrict our working capital and impair our operations or financial condition.

In order to accomplish our business plan of organic growth and strategic acquisitions, we need to raise additional equity capital, some of which would be utilized to support working capital requirements as needed. Ongoing expenditures for our corporate infrastructure, additional supplier lines of credit to finance higher fuel costs, and integration of future acquisitions may also require us to seek additional capital. In any event, there is no assurance that we will be able to obtain any such additional capital at acceptable terms, or that we will be able to raise the additional capital needed to execute our acquisition plan. Similarly, while we believe that we will continue to comply with the covenants in our debt agreements, fund our operations and service our debt as it becomes due, there is no assurance that we will be able to do so. Any such failure to do so may require us to change our capital structure or alter our operations.

Off-Balance Sheet Arrangements

At September 30, 2007, we do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FAS Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Application of FIN No. 48 is effective for the Company during this first quarter of fiscal 2008. The Company disclosed its conclusion on the application of FIN No. 48 in Note 13 - Income Taxes of Item 1. Condensed Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10Q.

In September 2006, the FASB issued FAS Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities. Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The application of FAS No. 157 is effective for financial statements issued for the Company’s first quarter of fiscal year 2009. The Company has not yet determined the impact, if any, that the adoption of FAS No. 157 will have on its consolidated financial position, results of operations or cash flows.

In February 2007, FAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), was issued.  FAS No. 159 enables companies to report selected financial assets and liabilities at their fair value.  This statement requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company’s election to use fair value on its earnings.  FAS No. 159 also requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value.  FAS No. 159 is effective for the Company’s first quarter of fiscal year 2009. The Company has not yet determined the impact, if any, that the adoption of FAS No. 159 will have on its financial condition or results of operations.

Critical Accounting Policies

We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amount of revenues and expenses and other significant areas involving management's judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. There were no changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flow from our floating rate debt and the fair values of our fixed rate debt. We attempt to limit the impact of changes in interest rates to our debt portfolio by attaining an appropriate mix of floating rate borrowings relative to our long-term fixed rate debt.

Our exposure to market risk related to fluctuating interest rates is associated with variable rate debt outstanding to finance working requirements. This debt bears interest at the United States prime interest rate plus a fixed markup and is subject to change based upon interest rate changes in the United States. We do not currently use, and have not historically used, derivative instruments to hedge against such market interest rate risk.

Increases or decreases in market interest rates could have a material impact on our financial condition, results of operations and cash flows. The interest on our line of credit of up to $25.0 million is variable and may increase or decrease with future changes in interest rates, but interest rates are not the only factor which could affect interest expense on the line of credit. For example, interest expense on the line of credit for the quarter ended September 30, 2007 was $359,000, an increase of $21,000 over the same period in the prior year. If our line of credit average outstanding balance were $20.0 million, an increase of 1% in the variable interest rate would result in additional interest expense of $200,000 per annum.

On August 8, 2007, we sold $10.6 million in 11½% senior secured convertible subordinated promissory notes maturing December 31, 2009. We used the proceeds of the offering to satisfy our outstanding secured promissory notes issued on August 2003, January 2005, and September 2005. We believe that the estimated fair value of our fixed rate notes outstanding at September 30, 2007, approximated the outstanding principal amount of $10.6 million.

Historically, we have been relatively immune to increases in the price of fuel that we deliver to our customers since we have passed on price increases from our suppliers to our customers, subject only to reduced demand for fuel by some customers seeking to control their own fuel costs. As a result of the continuing escalation of fuel prices and the record high prices for crude oil, however, we have recently begun to face limitations on short term credit from some of our suppliers. If fuel prices remain high and our customers’ demand for fuel remains at current levels or increases, we will continue to deal with limitations on our ability to obtain supplier financing for our fuel purchases. As discussed above in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources: Adequacy of Capital Resources, we are seeking additional suppliers and alternative financing arrangements to address this problem but there is no assurance that we will be able to avoid such limitations in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Information Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

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

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

During the quarter ended September 30, 2007, there were no material changes in the Risk Factors applicable to our business from those reported in our Form 10-K for the year ended June 30, 2007 except for the increased working capital risks created by the recent limitations on supplier credit described above in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources: Adequacy of Capital Resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

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

SMF ENERGY CORPORATION

November 14, 2007	By:	/s/ Richard E. Gathright
Richard E. Gathright
Chief Executive Officer and President

By:	/s/ Michael S. Shore
Michael S. Shore
Chief Financial Officer and Senior Vice President