Form 10-Q
period 2007-12-31
SMF ENERGY CORP
filed 2008-02-14
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of February 12, 2008 there were 14,556,295 shares of the registrant’s common stock outstanding.

SMF ENERGY CORPORATION

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

Part I	Financial Information:

	Item 1.	Condensed Unaudited Consolidated Financial Statements

		Condensed Consolidated Balance Sheets as of December 31, 2007 (unaudited) and June 30, 2007	3

		Condensed Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2007 and 2006	4

		Condensed Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2007 and 2006	5-6

		Notes to Condensed Unaudited Consolidated Financial Statements	7-16

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4.	Controls and Procedures	33

Part II	Other Information:

	Items 1. through 6.		35 - 37

	Signatures		38

	Certifications		39 - 41

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share and per share data)

	December 31, 2007	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63	$987
Accounts receivable, net of allowances of $1,381 and $1,401	21,390	25,442
Inventories, net of reserve of $192 and $238	2,142	2,283
Prepaid expenses and other current assets	347	471
Total current assets	23,942	29,183

Restricted cash	520	1,145
Property and equipment, net of accumulated depreciation of $12,942 and $11,807	10,266	10,017
Identifiable intangible assets, net of accumulated amortization of $870 and $681	2,583	2,771
Goodwill	228	228
Deferred debt costs, net of accumulated amortization of $402 and $1,197 and other assets	579	581
Total assets	$38,118	$43,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$12,947	$17,297
Promissory notes	2,000	-
Accounts payable	6,821	7,887
Accrued expenses and other liabilities	4,713	3,831
Total current liabilities	26,481	29,015
Long-term liabilities:
Promissory notes, net of unamortized debt discount of $98 and $1,027	10,511	10,250
Other long-term liabilities	491	546
Total liabilities	37,483	39,811

Contingencies

Shareholders’ equity:
Common stock, par value $.01 per share; 50,000,000 shares authorized; 14,556,295 and 13,702,426 issued and outstanding at December 31, 2007 and June 30, 2007, respectively	146	137
Additional paid-in capital	26,538	25,021
Accumulated deficit	(26,049)	(21,044)
Total shareholders’ equity	635	4,114
Total liabilities and shareholders’ equity	$38,118	$43,925

The accompanying notes to the condensed unaudited financial statements are an integral part of these consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Petroleum product sales and service revenues	$52,905	$48,276	$102,094	$106,920
Petroleum product taxes	6,089	6,522	12,397	13,506
Total revenues	58,994	54,798	114,491	120,426

Cost of petroleum product sales and service	50,340	45,176	96,347	99,699
Petroleum product taxes	6,089	6,522	12,397	13,506
Total cost of sales	56,429	51,698	108,744	113,205

Gross profit	2,565	3,100	5,747	7,221

Selling, general and administrative expenses	3,788	4,149	7,591	7,799

Operating loss	(1,223)	(1,049)	(1,844)	(578)

Interest expense	(782)	(835)	(1,560)	(1,785)
Interest and other income	19	(11)	40	6
Loss on extinguishment of promissory notes	-	-	(1,641)	-

Loss before income taxes	(1,986)	(1,895)	(5,005)	(2,357)

Income tax expense	-	-	-	-
Net loss	$(1,986)	$(1,895)	$(5,005)	$(2,357)

Basic and diluted net loss per share	$(0.14)	$(0.18)	$(0.35)	$(0.22)

Basic and diluted weighted average common
shares outstanding	14,556	10,523	14,379	10,509

The accompanying notes to the condensed unaudited financial statements are an integral part of these consolidated statements of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

	Six Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,005)	$(2,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization:
Cost of sales	768	880
Selling, general and administrative	398	265
Amortization of deferred debt cost	130	156
Amortization of debt discount	63	294
Amortization of intangible assets	188	187
Stock-based compensation expense	259	151
Gain from sale of assets	(11)	-
Inventory reserve	(46)	-
Provision for doubtful accounts	237	219
Non-cash loss on extinguishment of debt	1,371	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,815	2,530
Decrease in prepaid expenses and other assets	124	354
Decrease in inventories	187	-
Decrease in accounts payable and other liabilities	(216)	(2,665)
Net cash provided by operating activities	2,262	14

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(1,422)	(365)
Proceeds from sale of equipment	18	-
Decrease in restricted cash	625	-
Net cash used in investing activities	(779)	(365)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from line of credit	119,444	126,766
Repayments of line of credit	(123,794)	(129,509)
Proceeds from issuance of promissory notes	7,690	-
Proceeds from issuance of common stock	1,170	-
Principal payments on promissory notes	(6,359)	(452)
Debt issuance costs	(457)	(44)
Common stock issuance costs	(79)	-
Capital lease payments	(22)	(83)
Net proceeds from exercise of common stock options and warrants	-	31
Net cash used in financing activities	(2,407)	(3,291)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(924)	(3,642)
CASH AND CASH EQUIVALENTS, beginning of period	987	4,103
CASH AND CASH EQUIVALENTS, end of period	$63	$461

 (Continued)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Continued)	Six Months Ended December 31,
	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$1,310	$1,091

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Refinancing of August 2003, January 2005, and September 2005 notes into August 2007 notes	$4,918	$-

Non-cash costs related to issuance of stock, warrants and August 2007 notes	$134	$-

Debt discount costs related to issuance of stock, warrants and August 2007 notes	$112	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

SMF Energy Corporation (the “Company”) is a Delaware corporation formed in 2006. In December 2006, the shareholders of Streicher Mobile Fueling, Inc. (“Streicher”), a Florida corporation formed in 1996, approved changing Streicher’s name to SMF Energy Corporation and the reincorporation of Streicher in Delaware by merger into the Company. The merger was effective February 14, 2007.

The Company provides petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications, and government services industries. The Company generates its revenues from commercial mobile and bulk fueling; the packaging, distribution and sale of lubricants; integrated out-sourced fuel management; transportation logistics, and emergency response services. The Company’s fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems; and distributes a wide variety of specialized petroleum products, lubricants and chemicals to its customers. In addition, the Company’s fleet of special duty tractor-trailer units provides heavy haul transportation services over short and long distances to customers requiring the movement of over-sized or over-weight equipment and manufactured products.

At December 31, 2007, the Company was conducting operations in ten states: Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee, and Texas.

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

Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for any subsequent period or the fiscal year ending June 30, 2008. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, as filed with the United States Securities and Exchange Commission.

3.	RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These changes had no impact on previously reported results of operations or shareholders’ equity. In accordance with EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, the Company has reclassified its treatment of reporting for sales of inventory to one of the Company’s vendors from a gross basis to a net basis (net of service charges). Revenue and cost of sales were reduced by $364,000 and $701,000 from amounts previously reported for the three and six months ended December 31, 2006, respectively, to reflect this reclassification.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FAS Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Application of FIN No. 48 was effective for the Company during this first quarter of fiscal 2008. The Company discloses its conclusions with respect to the effect of the application of FIN No. 48 in Note 14 – Income Taxes.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company currently assessing the potential impact that adoption of SFAS No. 160 would have on its financial statements.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	CASH AND CASH EQUIVALENTS

During the six months ended December 31, 2007, the Company paid down $4.4 million on its line of credit payable. Total cash and cash availability was $1.8 million and $2.8 million at December 31, 2007 and June 30, 2007, respectively, and was $2.0 million at February 12, 2008. Total cash and cash availability includes cash as presented in the Company’s balance sheet and cash available to the Company through its line of credit, described in Note 7 – Line of Credit Payable.

6.	RESTRICTED CASH

In May 2007, the Company sold 29 pieces of equipment for an aggregate amount of $1.1 million. The proceeds of the sale were collateral for the August 2007 Notes, and therefore, were designated for the purchase of replacement equipment. At June 30, 2007, these proceeds were held by the indenture trustee, and recorded as restricted cash.

In August 2007, the Company entered into commitments to purchase $1.1 million in trucks and field equipment. Eight pieces of equipment for an aggregate amount of $654,000 were delivered in the six months ended December 31, 2007. The remaining proceeds of $520,000 remain in restricted cash and continue to be held by the indenture trustee at December 31, 2007 pending the delivery of the remaining new equipment.

7.	LINE OF CREDIT PAYABLE

The Company has a $25.0 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory. Letters of credit reduce the maximum amount available for borrowing. Interest is payable monthly at prime plus 0.75% (8.0% at December 31, 2007) and outstanding borrowings under the line are secured by substantially all Company assets other than its transportation fleet and related field equipment.

As of December 31, 2007 and June 30, 2007, the Company had outstanding borrowings of $12.9 million and $17.3 million, respectively, under its $25.0 million line of credit. The line of credit is classified as a current liability since it expires on June 30, 2008. Based on eligible receivables and inventories, and letters of credit outstanding at December 31, 2007, the Company had $1.8 million of cash availability under the line of credit compared to $1.8 million availability at June 30, 2007.

The Company’s line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants. At September 30, 2007, the financial covenants included a minimum availability of $750,000 and an average monthly availability of $2.5 million, covenant which, if not maintained, would trigger a fixed charge coverage ratio of 1.0 to 1.0. Additionally, the Company had a current fiscal year capital expenditure limitation of $750,000 without approval from the line of credit lender. During the second quarter 2008, the Company and its line of credit lender amended the loan and security agreement to amend its average availability requirements from $2.5 million to $800,000 through January 31, 2008, increasing thereafter to $1.8 million in February 2008 and to increase the maximum amount for which letters of credit could be issued from $300,000 to $1,000,000. The line of credit agreement was subsequently amended to increase the maximum for letters of credit from $1,000,000 to $1,500,000 of which $1.0 million have been issued as of the date hereof. Additionally, the capital expenditure limitation without lender approval was increased to $1.3 million for fiscal 2008.

The line of credit agreement also requires the Company to obtain the consent of the financial institution prior to incurring additional debt, or mergers, consolidations or sales. Failure to comply with one or more of the covenants in the future could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition. At December 31, 2007, the Company was in compliance with the requirements of these covenants.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	CURRENT PROMISSORY NOTES

On November 19, 2007, the Company obtained an aggregate of $2.0 million in short-term notes from a small group of individual and institutional investors (the “November 2007 Notes”). The proceeds were used for general working capital purposes. The Company’s obligations under the November 2007 Notes are unsecured. While the November 2007 Notes have a six-month term originally maturing in May 2008, now extended until July 2008, they must be repaid earlier if and to the extent that the Company conducts an offering of its equity securities and the aggregate net proceeds of the equity offering, together with the net proceeds of the November 2007 Notes, exceed $3.5 million. The Company incurred $30,000 in issuance costs which are being amortized over the term of the notes. Interest on the unpaid principal balance of the November 2007 Notes will be paid monthly at an interest rate of 1.5% per month. The effective yield of these notes is 21.0%.

Each of the investors of the November 2007 Notes also entered into a subordination agreement with the Company and its principal lender, Wachovia Bank, N.A. (the “Bank”), subordinating their rights under the notes to the Bank. The subordination agreements were required by the terms of the amendment to the loan and security agreement between the Company and its line of credit lender, dated November 21, 2007.

9.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,	June 30,
	2007	2007

August 2007 senior secured convertible subordinated promissory notes (the “August 2007 Notes”) (11.5% interest due semi-annually, December 31 and June 30); matures December 31, 2009 in its entirety; effective interest rate of 14.4% including cost of warrants and other debt issue costs.	$10,609	$-

September 2005 promissory notes (the “September 2005 Notes”). The notes were refinanced on August 8, 2007.	-	3,000

January 2005 promissory notes (the “January 2005 Notes”). The notes were refinanced on August 8, 2007.	-	4,860

August 2003 promissory notes (the “August 2003 Notes”). The notes were refinanced on August 8, 2007.	-	3,417

Various capital leases	4	26

Unamortized debt discount	(98)	(1,027)

	10,515	10,276

Less: current portion (included in accrued expenses and other current liabilities)	(4)	(26)

Long-term debt, net	$10,511	$10,250

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

In the Offering, the Company sold $10.6 million in 11½% senior secured convertible subordinated promissory notes maturing in their entirety on December 31, 2009, including $5.7 million sold to new institutional and private investors and $4.9 million to then current holders of the Company’s secured debt. The Company paid a total commission of $400,000 to the placement agent, $94,000 of which was paid through the issuance of 63,327 shares of the Company’s common stock at the offering price of $1.48 per share. For information on the equity securities sold, see Note 12 – Stockholders’ Equity.

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

The noteholders have the right to convert up to fifty percent (50%) of the principal amount of the August 2007 Notes into shares of the Company’s common stock at $1.46 per share. The Company may elect, in its discretion, to grant additional conversion rights for some or all of the remaining principal amount of the August 2007 Notes at a price not less than the higher of $1.46, or the most recent closing price for the Company’s common stock on the Nasdaq Stock Market at the time of such grant. The Company registered the resale of the shares under the Securities Act of 1933, as amended, including the shares into which the August 2007 Notes may be converted and the shares obtained upon exercise of the warrants. As a result of the conversion feature, the Company recorded $37,000 as a beneficial conversion feature which is being amortized under the effective interest method as a non-cash discount over the respective term of the debt. Through December 31, 2007, neither the Company nor the noteholders have granted additional conversion rights or exercised any of their existing conversion rights, respectively.

The August 2007 Notes have cross-default provisions contained in the debt agreement. Accordingly, an event of default under the line of credit facility, described in Note 7, could also cause a default under the August 2007 Notes. As of December 31, 2007, the Company was in compliance with the requirements of these covenants.

In accordance with FAS No. 6, “Classification of Short-term Obligations Expected to be Refinanced”, at June 30, 2007, the Company classified all of the then outstanding balances related to the secured promissory notes as long-term debt, since they were refinanced with the proceeds from the August 2007 Notes, which mature on December 31, 2009.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other

In connection with the August 2003, January 2005 and September 2005 Notes, the Company recorded at issuance unamortized debt discounts which were being amortized under the effective interest method as non-cash interest expense over the respective term of the debt issued. These were non-cash discounts related to the valuation of the common stock warrants issued to the note holders and the placement agent in the financing transactions that did not reduce the amount of principal cash repayments required to be made by the Company. On August 8, 2007, there were unamortized debt discounts of $978,000 which were written-off when the Satisfied Notes were redeemed. As a result of the early satisfaction of the notes, the Company incurred $270,000 as a pre-payment penalty. The unamortized debt discounts of $978,000 and the pre-payment penalty of $270,000, along with deferred debt costs of $443,000, were recorded as losses on extinguishment of debt in our unaudited condensed consolidated results of operations. Partially offsetting the losses on extinguishment of debt was a gain on extinguishment of debt of $50,000 as a result of the excess of the carrying value of the Satisfied Notes over the extinguishment price.

In connection with the August 2007 Notes, the Company recorded unamortized debt discounts of $112,000, to be amortized as non-cash interest expense over the term of the notes, related to the valuation of the common stock warrants issued to noteholders. Total amortization expense related to all debt discounts were $13,000 and $144,000 for the three months ended December 31, 2007 and 2006, respectively, and $63,000, and $294,000 for the six months ended December 31, 2007 and 2006, respectively.

10.	WARRANTS

In conjunction with the issuance of the August 2003, January 2005 and September 2005 Notes described in Note 9 - Long Term Debt, the Company issued detachable common stock purchase warrants, described below as the August 2003, January 2005, and September 2005 Warrants, respectively. In addition, in June 2006, the Company issued non-detachable warrants to certain note holders (the “Conversion Warrants”). In conjunction with a private offering of its common stock in February 2007, the Company issued warrants described below as the February 2007 warrants. In August 2007, in conjunction with the sale of promissory notes and equity, the company issued warrants described below as the August 2007 warrants. As of June 30, 2007, all of the Conversion Warrants had been exercised.

There was no exercise of warrants in the six months ended December 31, 2007.

August 2003 Warrants

On August 29, 2003, the Company raised $6.9 million and issued 2,008,250 five-year detachable warrants to purchase the Company’s common stock at $1.00 per share. At December 31, 2007, the warrant holders had a balance of 140,000 warrants available to exercise into common shares.

January 2005 Warrants

On January 25, 2005, the Company raised $6.1 million and issued 1,006,500 four-year detachable warrants to purchase the Company’s common stock at an exercise price of $1.60 per share. At December 31, 2007, the warrant holders had a balance of 37,292 warrants available to exercise into common shares.

September 2005 Warrants

On September 1, 2005, the Company raised $3.0 million and issued 360,000 four-year detachable warrants to purchase the Company’s common stock at an exercise price of $2.28 per share. At December 31, 2007, the warrant holders had a balance of 75,840 warrants available to exercise into common shares.

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

February 2007 Warrants

In conjunction with the February 15, 2007 private placement offering, the Company issued detachable warrants to purchase 423,800 of the Company’s common stock at an exercise price of $1.52 per share. In addition, the placement agent received additional warrants to purchase 130,955 shares of the Company’s common stock at an exercise price of $1.90 per share. As of December 31, 2007, these warrants remain outstanding.

August 2007 Warrants

In conjunction with the August 8, 2007 promissory notes and equity offering, further described in Note 9 - Long-Term Debt and Note 12 – Shareholders’ Equity, the Company issued detachable warrants to the noteholders to purchase 39,528 shares of the Company’s common stock at an exercise price of $1.752 per share. In addition, the placement agent received additional warrants to purchase 39,526 shares of the Company’s common stock at an exercise price of $1.752 per share. The August 2007 warrants will terminate on the fourth anniversary of the offering closing date. The August 2007 warrants also have customary anti-dilution and underlying stock registration rights. As of December 31, 2007, these warrants remain outstanding.

11.	NET INCOME (LOSS) PER SHARE

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

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The net loss per share computations for the three months and six months ended December 31, 2007 and 2006 do not include common stock equivalents that the Company had outstanding during those periods as they were antidilutive due to the net loss incurred. At December 31, 2007, these common stock equivalents outstanding consisted of 2,040,202 stock options, 886,941 common stock warrants, and 3,633,296 promissory note conversion rights, at prices ranging from $.67 to $7.63 per share. At December 31, 2006, the common stock equivalents outstanding consisted of 1,844,502 stock options and 1,310,415 common stock warrants, at prices ranging from $.92 to $7.63 per share.

12.	SHAREHOLDERS’ EQUITY

As discussed in Note 9 – Long-term Debt, on August 8, 2007, the Company sold $11.8 million in debt and equity securities (the “Offering”). The Company used a portion of the proceeds to satisfy the balance of its outstanding secured promissory notes issued on August 29, 2003, January 25, 2005 and September 1, 2005, respectively, and to lower the Company’s total senior secured convertible subordinated debt from $11.2 million to $10.6 million on August 8, 2007.

In the Offering, the Company sold 790,542 shares of common stock (the “Shares”) and 39,528 four year warrants to purchase common stock at $1.752 per share (the “Warrants”). The Shares and Warrants were sold at $1.48 per Share and one twentieth of a Warrant, or $29.60 for twenty (20) Shares and one (1) Warrant, for equity proceeds of $1.2 million. The Company incurred transaction costs of $592,000 which were allocated on a percentage basis to equity and debt. Included in these transaction costs were commissions of $400,000 paid to the placement agent for the offering, $94,000 of which was paid through the issuance of 63,327 shares of our common stock at the offering price of $1.48 per share, along with 39,528 warrants with the same terms as the Warrants sold to investors.

   The following reflects the change in shareholders’ equity for the six months ended December 31, 2007 (in thousands):

		Additional		Total
	Common	Paid-in	Accumulated	Shareholders’
	Stock	Capital	Deficit	Equity

Balance at June 30, 2007	$137	$25,021	$(21,044)	$4,114

Issuance of common stock and warrants from August 2007 offering, net of issuance costs of $99,000	9	1,258	-	1,267

Stock-based compensation expense	-	259	-	259

Net loss	-	-	(5,005)	(5,005)

Balance at December 31, 2007	$146	$26,538	$(26,049)	$635

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended December 31, 2007, the Company granted 253,000 and 18,000 stock options under the Employee Stock Options and Director Stock Options plans, respectively. The weighted average grant date fair value of the options granted was $1.12. For the six months ended December 31, 2007, there were no stock options exercised.

13.	CONTINGENCIES

On October 10, 2006, the Company commenced a civil action in Broward County, Florida Circuit Court against Financial Accounting Solutions Group, Inc. (“FAS”), Kramer Professional Staffing, Inc. (“KPS”), and Mitchell Kramer, an officer, director, shareholder and control person of FAS and KPS (“Kramer”), alleging that Kramer, FAS and KPS (collectively, the “Defendants”) induced the Company to engage FAS to provide services with respect to (a) the implementation of certain Information Technology (“IT”) functions; (b) the modernization and expansion of the Company’s accounting and business technology capabilities, and (c) compliance with public company accounting requirements and the Sarbanes-Oxley Act (the “IT Projects”) by making numerous misrepresentations concerning the experience, capabilities and background of FAS and FAS’ personnel. FAS subsequently filed a countersuit in the same court seeking payment of additional fees allegedly due from the Company. The court is jointly administering the countersuit with the Company’s action. On January 25, 2007, the Company filed an amended complaint in its lawsuit by which Alex Zaldivar, the managing director and a principal of FAS, was added as an additional Defendant. In the amended complaint, the Company also made new claims for accounting malpractice, negligent training and supervision, and breach of fiduciary duty against the Defendants. The case is currently in the discovery stage.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of December 31, 2007. However, based on management’s knowledge at December 31, 2007, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

14.	INCOME TAXES

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes. No interest and penalties were accrued upon the adoption of FIN No. 48 due to the existence of net operating loss carryforwards benefits that would exceed any interest and penalties expense related to uncertain tax positions.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and other local jurisdictions. The Company’s federal income tax returns for years prior to June 30, 2004 are no longer subject to examination. Returns for some state and local jurisdictions prior to that date remain subject to examination but are not individually considered material.

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

OVERVIEW

Our Business

We are a provider of petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries. At December 31, 2007, we were conducting operations through 26 locations in the ten states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

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

The following is a summary discussion of our financial results for the three months ended December 31, 2007 (the “second quarter of fiscal 2008”) and our execution on several core strategies that impacted results of operations:

•
In the second quarter of fiscal 2008, we had a net loss of $1.986 million. These results include $963,000 in non-cash charges, such as depreciation and amortization of assets, debt costs, debt discounts, stock based compensation, and provision for doubtful accounts. Additionally the results include stated interest expense associated with servicing of our debt of $686,000, legal expenses of $179,000, and non-legal public company costs of $256,000, including audit, director, filing, and other fees .

•
On November 19, 2007, we obtained an aggregate of $2.0 million in short-term notes from a small group of individual and institutional investors (the “November 2007 Notes”). The proceeds were used for general working capital purposes.

•
Escalating fuel prices resulting in decreased demand from our existing customers have continued to impact our results of operations. While fuel price fluctuations affect our revenues, our gross profits are generally not affected by such fluctuations since we were able to pass the increased cost of the product on to our customers. However, these historically high fuel prices are damping the demand for the services and goods provided by most of the transportation, manufacturing, services and other industries that comprise the majority of our customer base and are also raising the fuel running costs of our delivery fleet. In addition to negatively impacting our profitability, these higher fuel prices have substantially increased the amount of short term credit that we need to obtain to cover the time between our receipt of fuel from the suppliers and our receipt of payment from our customers. Our higher demand for credit has led to limitations on the availability of supplier credit and has increased our borrowing cost.

We initially addressed the limitations on supplier credit by obtaining $2.0 million in short-term notes from a limited number of investors in November 2007, including an agreement to repay the notes with the proceeds of a planned equity offering. The recent downturn in the equity markets and the tightening of the credit markets from the sub prime debt crisis have significantly delayed our efforts to obtain new equity financing in order to pay the November 2007 investors and provide additional working capital for our operations. As a result we have obtained an extension of the maturity date of this debt from May 18, 2008 until July 18, 2008 while we continue to seek replacement financing, which may be obtained as part of the financing of one or more new acquisitions. While we believe that we will be able to obtain such replacement financing or a further extension of the short-term notes, if needed, failure to do so or to make timely payment of the short-term notes could result in a default that could trigger a default in our other debt agreements because of cross-default provisions in those agreements.

•
Increasing the overall size of the Company while diversifying the services and products we offer to the industry are integral to the execution of our strategic business plan and critical to the utilization of the infrastructure and systems which we now have in place. We believe that this infrastructure and these systems are today unique in the industry and give us the ability to rapidly and effectively integrate operations and gain efficiencies. To this end, we are actively pursuing merger and acquisition opportunities and are in discussions with key targets which we believe would meet our goals. While there can be no assurance that we will be able to acquire or merge with these targets, we do believe that, notwithstanding the current conditions in the credit markets, the capital necessary to execute this strategy will be available to us, including the opportunity to raise additional working capital in conjunction with these transactions.

Key financial and operating measures during the second quarter of fiscal 2008 include:

•
The net loss from operations for the second quarter of fiscal 2008 was $1.986 million compared to a net loss of $1.895 million for the same period in the prior year. The primary reasons for the $91,000 increase in the net loss were a $535,000 decrease in gross profit as a result of the decrease in demand in the industries and geographic locations we serve, a reduction in business with net margin contributions below acceptable levels and lower emergency response revenue. The $535,000 decrease in gross profit was partially offset by a decrease of $361,000 in selling, general and administrative costs, primarily due to the integration of the H&W and Shank acquisitions and lower personnel costs stemming from efficiencies of our new Enterprise Resource Planning (“ERP”) system.

•
For the second quarter of fiscal 2008, the net margin was 16.3 cents per gallon compared to 16.6 cents per gallon for the same period in the prior year, primarily due to higher margin emergency response revenue in fiscal 2007.

•
Earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, and loss on extinguishment of debt (“EBITDA”), a non-GAAP measure, for the second quarter of fiscal 2008 was a loss of $387,000 compared to a loss of $258,000 for the same period in the prior year. The primary reason for the $129,000 increase in the EBITDA loss was the decrease in gross profit offset by the decrease in selling, general and administrative costs, as discussed above.

•
Financial results from our commercial mobile and bulk fueling services business continue to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved. We experienced a 15.5% gallon reduction in the second quarter of fiscal 2008 when compared to the same period in the prior year. This volume reduction was primarily due to lower volume demanded by our existing customers, which we believe stems from the general economic conditions in the industries and geographic locations we serve, our customers’ efforts to reduce fuel consumption in light of increased fuel prices, and the reduction in business with net margin contributions below acceptable levels.

RESULTS OF OPERATIONS:

To monitor our results of operations, we review key financial information, including net revenues, gross profit, selling, general and administrative expense, net income or losses, and non-GAAP measures such as EBITDA and Proforma EBITDA. We continue to seek ways to more efficiently manage and monitor our business performance. We also review other key operating metrics, such as the number of gallons sold and net margins per gallon sold. As our business is dependent on the supply of fuel and lubricants, we closely monitor pricing and fuel availability from our suppliers in order to purchase the most cost effective products.

Net margin per gallon is calculated by adding gross profit and the depreciation and amortization components of cost of sales, and dividing that sum by the number of gallons sold.

Comparison of Three Months Ended December 31, 2007 (“second quarter of fiscal 2008”) to Three Months Ended December 31, 2006 (“second quarter of fiscal 2007”)

Revenues

Revenues were $59.0 million in the second quarter of fiscal 2008, as compared to $54.8 million in the same period of the prior year, an increase of $4.2 million, or 8%, as a result of the increases in prices per gallon of petroleum products. Price variances resulted in an increase of $12.6 million in revenues partially offset by a $8.4 million decrease in revenues due to a 15% reduction in gallons sold during the second quarter of fiscal 2008 when compared to the prior year. We believe that the lower volume is the result of the contraction of the national economy, particularly as it is impacting the industries and geographic locations we serve, and our customers’ efforts to reduce fuel consumption in light of substantially higher fuel prices. A portion of the decrease in volume is due to our decision to reduce the business with net margin contributions below acceptable levels as well as lower emergency response services this year.

Gross Profit

Gross profit was $2.6 million in the second quarter of fiscal 2008, as compared to $3.1 million in the same period of the prior year, a decrease of $535,000, or 17%. The decrease was primarily due to the decrease in industry demand stemming from the contraction of the national economy, reduction in business with net margin contributions below acceptable levels, the decrease in emergency response business earned in the second quarter of fiscal 2007, all described above. The net margin per gallon for the second quarters of fiscals 2008 and 2007 was 16.3 cents and 16.6 cents, respectively. The decrease in net margin per gallon was due to the decrease in higher margin emergency response revenue since the demand for these services was greater in fiscal 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.8 million in the second quarter of fiscal 2008, as compared to $4.1 million in the same period of the prior year, a decrease of $361,000, or 9%. The decrease is attributable to the following (in thousands):

Reduction in acquired SG&A costs associated with H & W and Shank and certain personnel cost, as system efficiencies are gained	$(202)

Non-legal public company compliance expense	(58)

Reduction in facilities expenses related to the integration of certain Texas locations	(35)

Increase in SG&A depreciation primarily related to ERP system implementation	75

Reduction due to disaster recovery relocation of systems incurred in prior year	(70)

Other, net	(71)

Total decrease	$(361)

Interest Expense

Interest expense was $782,000 in the second quarter of fiscal 2008, as compared to $835,000 in the same period of the prior year, a decrease of $53,000, or 6%. The decrease was primarily due to lower non-cash interest amortization as a result of the refinancing of our long-term debt, since the outstanding secured promissory notes issued on August 2003, January 2005 and September 2005 were refinanced in August 2007 with new senior secured convertible subordinated notes.

The components of interest expense were as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Stated Rate Interest Expense:
Line of credit	$318	$269
Long term debt	354	319
Other	14	27
Total stated rate interest expense	686	615

Non-Cash Interest Amortization:
Amortization of deferred debt costs	83	76
Amortization of debt discount	13	144
Total amortization of interest expense	96	220

Total interest expense	$782	$835

Income Taxes

No income tax expense was recorded for the second quarters of fiscals 2008 and 2007. The net operating loss carryforward at June 30, 2007 was $24.7 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.

Net Loss

Net loss was $2.0 million in the second quarter of fiscal 2008, as compared to $1.9 million in the same period in the prior year. The $91,000 increase in net loss was primarily due to a $535,000 decrease in gross profit as a result of the lower customer demand, reduction in business with net margin contributions below acceptable levels and the decrease in emergency response business earned in the second quarter of fiscal 2007, described above in our Business Overview. The decrease in gross profit was partially offset by a decrease of $361,000 in selling, general and administrative costs primarily associated with lower costs as a result of the integration of the H&W and Shank acquisitions and personnel savings resulting from our new ERP system.

EBITDA

We define EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation expense and loss on extinguishment of debt, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. EBITDA is commonly defined as earnings or loss before interest, taxes, depreciation and amortization. We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. All companies do not calculate EBITDA in the same manner, so EBITDA as presented by us may not be comparable to EBITDA presented by other companies.

EBITDA was a loss of $387,000 in the second quarter of fiscal 2008, as compared to a loss of $258,000 in the same period of the prior year, an increase of $129,000. The increase in the EBITDA loss was primarily due to the decrease in industry demand stemming from the contraction of the national economy, the reduction in business with net margin contributions below acceptable levels, and the decrease in the emergency response revenue generated in the second quarter of fiscal 2007, described above in our Business Overview.

The reconciliation of EBITDA loss to net loss for the second quarters of fiscals 2008 and 2007 was as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006

Net loss	$(1,986)	$(1,895)
Add back:
Interest expense	782	835
Stock-based compensation expense	133	124
Depreciation and amortization expense:
Cost of sales	380	449
Selling, general and administrative expenses	304	229
EBITDA loss	$(387)	$(258)

Comparison of Six Months Ended December 31, 2007 to Six Months Ended December 31, 2006

Revenues

Revenues were $114.5 million in the six months ended December 31, 2007, as compared to $120.4 million in the same period of the prior year, a decrease of $5.9 million, or 5%, primarily as a result of a decrease of 18% in gallons sold. The volume reduction caused $21.5 million of the decrease in revenue offset by a positive $15.6 million price variance largely due to overall higher market prices of petroleum products. The volume reduction was primarily the result of reduced demand from our existing customers, which we believe stems from the contraction of the national economy, especially as it is impacting the industries we serve, and our customers’ efforts to reduce fuel consumption in light of substantially higher fuel prices. Revenue also decreased due to the reduction in business with net margin contributions below acceptable levels, including the curtailment in the early months of fiscal 2007 of a portion of the fuel transport business. Additionally, the decrease in revenues was due to higher emergency response revenue earned in fiscal 2007.

Gross Profit

Gross profit was $5.7 million in the six months ended December 31, 2007, as compared to $7.2 million in the same period of the prior year, a decrease of $1.5 million, or 20%. The decrease was primarily due to the decrease in industry demand stemming from the contraction of the national economy, the reduction in business with net margin contributions below acceptable levels, and the decrease in emergency response business, described above. The net margin per gallon for the six months ended December 31, 2007 and 2006 was 17.7 cents and 18.0 cents, respectively. The decrease in net margin per gallon was due to the high margin emergency response revenue generated in the six months ended December 31, 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.6 million in the six months ended December 31, 2007, as compared to $7.8 million in the same period of the prior year, a decrease of $208,000, or 3%. The decrease is attributable to the following (in thousands):

Reduction in acquired SG&A costs associated with H & W and Shank and reduction of personnel costs as system efficiencies are gained	$(625)

Non-legal public company compliance expense	(110)

Reduction in facilities expenses related to the integration of certain Texas locations	(84)

Corporate infrastructure costs such as, personnel resources, development and implementation of a new fully integrated accounting, operations, internal control and management information system, and ongoing integration costs	312

Increase in SG&A depreciation primarily related to ERP system Implementation	134

Employee stock compensation attributable to SFAS No. 123R	108

Other, net	57

Total decrease	$(208)

Corporate infrastructure costs are directly related to executing our business plan and represent an investment in future growth, which we intend to achieve both organically and through selective acquisitions. While some of these costs would have been incurred even without our infrastructure development program, the majority of the costs were primarily incurred to support our long-term objective to enhance shareholder value by investing in infrastructure in the present to benefit future performance.

Interest Expense

Interest expense was $1.6 million in the six months ended December 31, 2007, as compared to $1.8 million in the same period of the prior year, a decrease of $225,000, or 13%. The decrease was primarily due to a decrease in non-cash amortization expense as a result of the refinancing of our long-term debt, as the outstanding secured promissory notes issued on August 2003, January 2005 and September 2005 were refinanced in August 2007 with new senior secured convertible subordinated notes.

The components of interest expense were as follows (in thousands):

	Six Months Ended
	December 31,
	2007	2006
Stated Rate Interest Expense:
Line of credit	$677	$606
Long term debt	656	674
Other	34	55
Total stated rate interest expense	1,367	1,335

Non-Cash Interest Amortization:
Amortization of deferred debt costs	130	156
Amortization of debt discount	63	294
Total amortization of interest expense	193	450

Total interest expense	$1,560	$1,785

Loss on Extinguishment of Debt

In August 2007, we recorded a loss on extinguishment of debt of $1.6 million related to our long-term debt, as the outstanding secured promissory notes issued on August 2003, January 2005 and September 2005 were refinanced in August 2007 with new senior secured convertible subordinated notes. The loss on extinguishment of debt was the result of the write-off of unamortized debt discounts of $978,000, the write-off of debt costs of $443,000, a pre-payment penalty of $270,000 which was incurred due to the satisfaction of the notes prior to their maturity dates, partially offset by a gain of $50,000 due to the excess of the carrying value of the notes over the extinguishment price.

Income Taxes

No income tax expense was recorded for the six months of fiscals 2008 and 2007. The net operating loss carryforward at June 30, 2007 was $24.7 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.

Net Loss

Net loss was $5.0 million in the six months ended December 31, 2007, as compared to $2.4 million in the same period in the prior year. The $2.6 million increase in net loss resulted primarily from the loss on extinguishment of debt of $1.6 million related to our long-term debt, as the outstanding secured promissory notes issued in August 2003, January 2005 and September 2005 were refinanced in August 2007 with new senior secured convertible subordinated notes.

The increase in net loss was also partially due to the decrease in industry demand stemming from the contraction of the national economy, the reduction in business with net margin contributions below acceptable levels, and the decrease in emergency response business as described above in our Business Overview.

EBITDA

EBITDA showed a loss of $191,000 in the six months ended December 31, 2007, as compared to $911,000 in the same period of the prior year, a decrease of $1.1 million. The decrease in EBITDA was primarily due to the decrease in industry demand stemming from the contraction of the national economy, the reduction in business with net margin contributions below acceptable levels, and the decrease in the emergency response revenue generated in the six months ended December 31, 2006, as described above in our Business Overview.

The reconciliation of EBITDA (loss) to net loss for the six months ended December 31, 2007 and 2006 was as follows (in thousands):

	Six Months Ended
	December 31,
	2007	2006

Net loss	$(5,005)	$(2,357)
Add back:
Interest expense	1,560	1,785
Stock-based compensation expense	259	151
Depreciation and amortization expense:
Cost of sales	768	880
Selling, general and administrative expenses	586	452
Loss on extinguishment of debt	1,641	-
EBITDA (loss)	$(191)	$911

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 2007, we had total cash and cash availability of $1.8 million, which consisted of cash and cash equivalents of $63,000 and additional cash availability of approximately $1.8 million through our line of credit. As of February 12, 2008, our cash and cash availability was approximately $2.0 million. We are able to draw on our line of credit on a daily basis subject to availability and debt covenant requirements.

In fiscal years 2005 and 2006, we made significant investments in acquiring two new companies. We have concentrated our efforts on integrating these acquisitions into our existing operations, and incurring additional costs that have reduced our cash availability. In addition, our cash resources were reduced by the expenditures for development of the corporate infrastructure, including the operating, accounting and information management system, which was completed in the fourth quarter of fiscal 2007. During the six months ended December 31, 2007, we paid-down $4.4 million on our line of credit.

As noted above, escalating fuel prices have adversely affected our capital resources. Historically, higher fuel costs for operating our own delivery fleet and decreased demand for the services and goods provided by most of our customer base, and in turn, demand for fuel, had an indirect effect on our profitability. However, the recent increases in fuel prices have been significant such that they have substantially increased the amount of short term credit that we need to obtain from our suppliers of fuel. Our higher demand for credit has led to limitations on the supplier credit available to us and has increased our costs of obtaining that credit.

As discussed in the Business Overview, we initially addressed the limitations on supplier credit by obtaining short-term notes from a limited number of investors in November 2007, including an agreement to repay the notes with the proceeds of a planned equity offering. See Adequacy of Capital Resources below for further discussion.

Sources of Cash

Debt Financing and Equity Offerings

We have a $25 million line of credit facility with a national financial institution, which permits us to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory. Our line of credit finances the timing difference between petroleum product purchases payable generally in 10 to 12 days from date of delivery and the collection of receivables from our customers, generally in 30 to 45 days from date of delivery.

Interest is payable monthly at prime plus 0.75% (8.0% at December 31, 2007) and outstanding borrowings under the line of credit are secured by substantially all of our assets other than our truck fleet and related equipment. The maturity date of the line of credit is June 30, 2008.

In November 2007, we issued two letters of credit for an aggregate amount of $1.0 million to obtain better purchasing terms and pricing than was then available in certain markets. The letters of credit expire in November 2008 and no amounts have been drawn on them.

As of December 31, 2007 and June 30, 2007, we had outstanding borrowings of $12.9 million and $17.3 million, respectively, under our $25.0 million line of credit. The line of credit is classified as a current liability since it expires on June 30, 2008. Based on eligible receivables and inventories, and letters of credit outstanding at December 31, 2007, we had $1.8 million of cash availability under the line of credit compared to $1.8 million availability at June 30, 2007.

As noted above, on November 19, 2007, we obtained an aggregate of $2.0 million in short-term notes from a small group of individual and institutional investors (the “November 2007 Notes”). The proceeds were used for general working capital purposes. The Company’s obligations under the November 2007 Notes are unsecured. While the November 2007 Notes mature in July 2008, they must be repaid earlier if and to the extent that the Company conducts an offering of its equity securities and the aggregate net proceeds of the equity offering, together with the net proceeds of the November 2007 Notes, exceed $3.5 million. We incurred $30,000 in issuance costs which are being amortized over the term of the notes. Interest on the unpaid principal balance of the November 2007 Notes will be paid monthly at an interest rate of 1.5% per month.

On August 8, 2007, we sold $11.8 million in debt and equity securities (the “Offering”). We used a portion of the proceeds to satisfy the balance of our outstanding secured promissory notes issued in August 2003, January 2005, and September 2005, and to lower the total senior secured convertible subordinated debt from $11.2 million to $10.6 million. As a result of this transaction, we recognized $1.6 million in loss on extinguishment of debt. The loss was the result of the write-off of unamortized debt discounts of $978,000, the write-off of debt costs of $443,000, a pre-payment penalty of $270,000, which was incurred due to the satisfaction of the notes prior to their maturity dates, partially offset by a gain of $50,000 due to the excess of the carrying value of the notes over the extinguishment price.

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

The August 2007 Notes are secured by specified vehicles and field equipment owned by us and are senior to all other of our existing debt other than any amounts owed now or in the future to our primary lender, Wachovia Bank, N.A, to which the August 2007 Notes are expressly subordinated. Interest on the August 2007 Notes is due semi-annually, on each January 1 and July 1, beginning January 1, 2008, until the outstanding principal balance is paid in full. The amounts due under the August 2007 Notes will become due and payable immediately upon the occurrence of customary events of default. The Notes are redeemable by us, in whole or in part, without pre-payment penalty or premium, except that, if such pre-payment is made before the first anniversary of the issuance of the August 2007 Notes, a pre-payment penalty equal to 3% of the principal amount being redeemed, together with accrued but unpaid interest shall be paid.

Fifty percent (50%) of the principal amount of the August 2007 Notes may be converted into shares of our common stock at $1.46 per share. We may elect, in our discretion, to grant additional conversion rights for some or all of the remaining principal amount of the August 2007 Notes at a price not less than the higher of $1.46, or the most recent closing price for our common stock on the Nasdaq Stock Market at the time of such grant. We registered the resale of the Shares under the Securities Act of 1933, as amended, including the Shares into which the August 2007 Notes may be converted and the Shares obtained upon exercise of the Warrants. As a result of the conversion feature, we recorded $37,000 as a beneficial conversion feature which is being amortized under the effective interest method as a non-cash discount over the respective term of the debt.

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

 Cash Flows

During the six months ended December 31, 2007 and 2006, cash and cash equivalents decreased $924,000 and $3.6 million, respectively.

We generated cash from the following sources (in thousands):

	Six Months Ended
	December 31,
	2007	2006

Proceeds from issuance of promissory notes	$7,690	$-
Proceeds from issuance of common stock	1,170	-
Proceeds from exercise of common stock options and warrants	-	31
Cash provided by operating activities	2,262	14
Decrease in restricted cash	625	-
Proceeds from sale of equipment	18	-
	$11,765	$45

We used cash primarily for (in thousands):

	Six Months Ended
	December 31,
	2007	2006

Principal payments on promissory notes	$6,359	$452
Net payments on line of credit payable	4,350	2,743
Purchases of property and equipment	1,422	365
Payments of debt and common stock issuance costs	536	44
Capital lease payments	22	83
	$12,689	$3,687

Net change in cash and cash equivalents	$(924)	$(3,642)

As of December 31, 2007, we had $12.9 million outstanding under our line of credit. The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying condensed unaudited consolidated statements of cash flows for the six months ended December 31, 2007 include the cumulative activity of the daily borrowings and repayments, $119.4 million and $123.8 million, respectively, under the line of credit. The availability under the line of credit at December 31, 2007 amounted to $1.8 million. The net cash borrowings from, or repayments of, the line of credit during the six months ended December 31, 2007, respectively, have been included as sources or uses of cash in the tables above.

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

Our uses of cash during the remainder of fiscal 2008 are expected to be principally for operating working capital needs, maintaining our line of credit, and servicing the interest on our debt. We will continue to pursue additional conversions of debt into equity or other capital infusions to reduce the amounts owed under our new senior secured convertible subordinated debt and our short term unsecured promissory notes.

We purchase the fuel sold to our customers from multiple suppliers at daily market prices, typically on 10 to 12 day credit terms. As noted above, recent increases in the cost of fuel have correspondingly increased the amount of short-term credit that we extend to our customers and, in turn, that we seek from our suppliers. In some cases, fixed dollar credit limits have limited the total gallons of fuel available to us from certain suppliers. As a result, the product demand from our customers in a given market may exceed the aggregate credit available to us from the pool of suppliers in that market. Historically, when individual suppliers declined to offer credit terms acceptable to us, we were able to acquire fuel on our customary 10 to 12 day payment terms from other suppliers. Recently, however, in some of our markets, we were unable to obtain credit terms from available suppliers. We responded by obtaining $2.0 million in short-term notes in November 2007, which we used for credit enhancements in these markets. We now consider the terms and availability of supplier credit as a critical factor in our selection of fuel suppliers. While we believe that we will continue to have adequate credit from our suppliers, there is no assurance that we will be able to do so. In particular, if fuel prices continue to rise and we are unable to obtain additional suppliers offering acceptable terms or arrange other short term financing for our fuel purchases, we may have to change payment terms or raise prices for some of our customers, either of which could reduce the level of our fueling business and could have a material adverse effect on the Company’s financial performance and cash resources.

Although various factors could negatively impact our access to supplier credit terms and our cash available under our line of credit, including but not limited to uncollected accounts receivable, operating losses, delays in collections from customers, higher operating expenses or other increases in cash expenditures, we believe that we will be able to maintain or obtain adequate short term credit from our suppliers in all of the markets we serve, or make other financing arrangements in those markets where supplier credit is limited, and that our cash available under our bank line of credit will provide sufficient working capital to maintain our business until the maturity of the November 2007 Notes which has been extended until July 18, 2008. If we cannot repay those notes or extend them until we have obtained replacement capital, we may be in default. Such a default could result in a default in our line of credit facility because of cross-default provisions in that loan agreement. Historically, the Company has been able to renew the line of credit and will be addressing its renewal prior to its maturity in June 2008, although there can be no assurance that the renewal will be on acceptable terms.

In order to accomplish our business plan of organic growth and strategic acquisitions, we need to raise additional equity capital, some of which would be utilized to support our acquisition and merger initiatives and working capital requirements. Ongoing expenditures for our corporate infrastructure, credit to finance higher fuel costs, and integration of future acquisitions may also require us to seek additional capital. There is no assurance that we will be able to obtain any such additional capital at acceptable terms, or that we will be able to raise the additional capital needed to execute our acquisition plan. While we believe that we will continue to comply with the covenants in our debt agreements, fund our operations and service our debt as it becomes due, there is no assurance that we will be able to do so. Any such failure to do so may require us to change our capital structure or alter our operations.

Off-Balance Sheet Arrangements

At December 31, 2007, we do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

See notes 4 and 14 to the financial statements included in Part I of this Report.

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

Increases or decreases in market interest rates could have a material impact on our financial condition, results of operations and cash flows. The interest on our line of credit of up to $25.0 million is variable and may increase or decrease with future changes in interest rates, but interest rates are not the only factor which could affect interest expense on the line of credit. For example, interest expense on the line of credit for the six months ended December 31, 2007 was $677,000, an increase of $71,000 over the same period in the prior year. If our line of credit average outstanding balance were $20.0 million, an increase of 1% in the variable interest rate would result in additional interest expense of $200,000 per annum.

On November 19, 2007, the Company issued $2.0 million in short-term promissory notes from a small group of individual and institutional investors. The proceeds were used for general working capital purposes. Interest on the unpaid principal balance of these notes will be paid monthly at an interest rate of 1.5% per month, and the notes have a six-month term, which was extended until July 2008.

On August 8, 2007, we sold $10.6 million in 11½% senior secured convertible subordinated promissory notes maturing December 31, 2009. We used the proceeds of the offering to satisfy our outstanding secured promissory notes issued on August 2003, January 2005, and September 2005.

We believe that the estimated fair value of our fixed rate notes outstanding at December 31, 2007, approximated the outstanding principal amount of $12.6 million.

As noted above, escalating fuel prices have adversely affected our capital resources. Historically, higher fuel costs for operating our own delivery fleet and decreased demand for the services and goods provided by most of our customer base, and in turn, demand for fuel, had an indirect effect on our profitability. However, the recent increases in fuel prices have been significant such that they have substantially increased the amount of short term credit that we need to obtain from our suppliers of fuel. Our higher demand for credit has led to limitations on the supplier credit available to us and has increased our costs of obtaining that credit.

We initially addressed the limitations on supplier credit by obtaining six-month short-term notes from a limited number of investors in November 2007, including an agreement to repay the notes with the proceeds of a planned equity offering. The recent downturn in the equity markets and the tightening of the credit markets from the sub prime debt crisis have significantly delayed our efforts to obtain new equity financing in order to pay the November 2007 investors and provide additional working capital for the Company’s operations. As a result, we have extended this debt until July 18, 2008 while we continue to seek replacement financing, which may be obtained as part of the financing of one or more new acquisitions. While the Company believes that it will be able to obtain such replacement financing or a further extension of the short-term notes, if needed, its failure to do so might result in a default which could trigger a default in our line of credit facility because of cross-default provisions in that agreement.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Information Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

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

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors should be considered in addition to those reported in our Form 10-K for the year ended June 30, 2007:

 Capital Resources--Limitations on Supplier Credit and on Ability to Repay Short-Term Debt . Recently, higher fuel prices have substantially increased the amount of short term credit that we need to obtain to cover the time between our receipt of fuel from the suppliers and our receipt of payment from our customers. Our higher demand for credit has led to limitations on the availability of supplier credit and has increased our borrowing cost. We have addressed the limitations on supplier credit by obtaining $2 million in short-term notes from a limited number of investors in November 2007, including an agreement to repay the notes with the proceeds of a planned equity offering. The recent downturn in the equity markets and the tightening of the credit markets from the sub prime debt crisis have significantly delayed our efforts to obtain new equity financing to pay the November 2007 investors and provide additional working capital for the Company’s operations. As a result, we have obtained an extension of this debt until July 18, 2008 maturity while we continue to seek replacement financing, which may be obtained as part of the financing of one or more new acquisitions. While the Company believes that it will be able to obtain new equity capital or other funding to repay the short-term notes as extended, it’s a failure to do so or to obtain a further extension of the short-term notes could result in a default on those notes, which could in turn trigger a default on our debt agreements because of cross-default provisions in those agreements.

Potential Delisting of Common Stock from Nasdaq. On December 28, 2007, the Nasdaq Stock Market notified the Company that the minimum closing bid price of the Company’s common stock had fallen below $1.00 for 30 consecutive trading days and the Company was therefore not in compliance with Nasdaq Marketplace Rule 4310(c)(4). In accordance with the Nasdaq Marketplace Rule 4310(c)(8)(D), the Company has been provided a compliance period of 180 calendar days, or until June 25, 2008, to regain compliance. While the Company cannot control the trading prices of its stock in the market, there are various steps that can be taken by an issuer to alleviate a low stock price, including but not limited to a reverse stock split. In addition, the Company may not otherwise meet the requirements for continued listing on the Nasdaq Capital Market. In particular, Nasdaq Marketplace Rule 4310 provides that, for continued listing, the issuer must maintain either (A) stockholders' equity of $2.5 million; or (B) market value of listed securities of $35 million; or (C) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Because (a) the market value of the Company’s common stock is currently less than $10 million, (b) the Company not had net income from operation for two of its last three fiscal years, and (c) the Company’s stockholders’ equity as of December 31, 2007 was $635,000, $1.9 million below the $2.5 million minimum, the Company does not otherwise qualify for continued listing on Nasdaq. As a result, the Company expects to receive an additional notice from Nasdaq concerning its noncompliance with the stockholders’ equity requirement. While the Company presently intends to raise sufficient new equity capital to raise its stockholders’ equity above $2.5 million and thereafter to maintain stockholders’ equity at an amount equal to or greater than that amount, there is no assurance that it will be successful in doing so. The Company is actively considering all possible means to retain its Nasdaq listing, which it considers a valuable source of liquidity for its shareholders but there is no assurance that it will be successful in doing so.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting of Stockholders was held on December 7, 2007.

(b)	The Annual Meeting involved the re-election of our board of directors: Wendell R. Beard, Richard E. Gathright, Steven R. Goldberg, Larry S. Mulkey, C. Rodney O’Connor, Robert S. Pico, and Nat Moore.

(c)	At the Annual Meeting, stockholders voted on the following matters:

Election of Directors

	Votes For	Votes Withheld

Wendell R. Beard	10,160,039	485,312

Richard E. Gathright	10,191,039	454,312

Steven R. Goldberg	10,232,939	412,412

Larry S. Mulkey	10,228,139	417,212

C. Rodney O’Connor	10,168,738	476,613

Robert S. Picow	10,218,939	426,412

Nat Moore	10,200,638	444,713

Ratification of Grant Thornton LLP as independent audit firm

Votes For	Votes Against	Votes Abstain
10,144,232	346,417	154,702

(d)         Not applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibits

Exhibit No.	Description

10.1	Form of Thirteenth Amendment to Loan and Security Agreement dated February 8, 2008

10.2	Form of Allonge – Amendment to Promissory Note dated November 19, 2007

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMF ENERGY CORPORATION

February 14, 2008	By:	/s/ Richard E. Gathright
Richard E. Gathright
Chief Executive Officer and President

	By:	/s/ Michael S. Shore
Michael S. Shore
Chief Financial Officer and Senior Vice President