Form 10-Q
period 2008-03-31
SMF ENERGY CORP
filed 2008-05-15
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒.  No☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Smaller reporting company ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐.  No☒.

As of May 8, 2008 there were 14,556,295 shares of the registrant’s common stock outstanding.

SMF ENERGY CORPORATION

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

Part I	Financial Information:

	Item 1.	Condensed Unaudited Consolidated Financial Statements

		Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and June 30, 2007	3

		Condensed Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2008 and 2007	4

		Condensed Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 and 2007	5

		Notes to Condensed Unaudited Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	Item 4.	Controls and Procedures	37

Part II	Other Information:

	Items 1. through 6.		39

	Signatures		40

	Certifications		41-43

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share and per share data)

ASSETS	March 31, 2008	June 30, 2007
Current assets:	(unaudited)
Cash and cash equivalents	$36	$987
Accounts receivable, net of allowances of $1,295 and $1,401	24,299	25,442
Inventories, net of reserve of $187 and $238	2,308	2,283
Prepaid expenses and other current assets	436	471
Total current assets	27,079	29,183
Restricted cash	140	1,145
Property and equipment, net of accumulated depreciation of
$13,435 and $11,807	10,478	10,017
Identifiable intangible assets, net of accumulated amortization of
$965 and $681	2,488	2,771
Goodwill	228	228
Deferred debt costs, net of accumulated amortization of $463 and $1,197
and other assets	481	581
Total assets	$40,894	$43,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$14,848	$17,297
Accounts payable	9,112	7,887
Accrued expenses and other liabilities	4,096	3,831
Total current liabilities	28,056	29,015
Long-term liabilities:
Promissory notes, net of unamortized debt discount of $72
and $1,027	8,787	10,250
Other long-term liabilities	463	546
Total liabilities	37,306	39,811
Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 Series A shares
authorized, and 4,587 issued and outstanding at
March 31, 2008	-	-
Preferred stock, $0.01 par value; 2,000 Series B shares
authorized, and 1,985 issued and outstanding at
March 31, 2008	-	-
Common stock, $.01 par value; 50,000,000 shares authorized;
14,556,295 and 13,702,426 issued and outstanding
at March 31, 2008 and June 30, 2007, respectively	146	137
Additional paid-in capital	30,889	25,021
Accumulated deficit	(27,447)	(21,044)
Total shareholders’ equity	3,588	4,114
Total liabilities and shareholders’ equity	$40,894	$43,925

The accompanying notes to the condensed unaudited consolidated financial statements are an integral part of these condensed consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Petroleum product sales and service revenues	$57,744	$45,450	$159,838	$152,368
Petroleum product taxes	6,418	6,367	18,815	19,875
Total revenues	64,162	51,817	178,653	172,243

Cost of petroleum product sales and service	54,869	42,972	151,216	142,658
Petroleum product taxes	6,418	6,367	18,815	19,875
Total cost of sales	61,287	49,339	170,031	162,533

Gross profit	2,875	2,478	8,622	9,710

Selling, general and administrative expenses	3,445	4,077	11,036	11,886

Operating loss	(570)	(1,599)	(2,414)	(2,176)

Interest expense	(780)	(1,023)	(2,340)	(2,808)
Other income	60	4	100	9
Loss on extinguishment of promissory notes	(108)	-	(1,749)	-

Loss before income taxes	(1,398)	(2,618)	(6,403)	(4,975)

Income tax expense	-	-	-	-
Net loss	$(1,398)	$(2,618)	$(6,403)	$(4,975)

Basic and diluted net loss per share computation:

Net loss	$(1,398)	$(2,618)	$(6,403)	$(4,975)
Less: Preferred stock dividends	(56)	-	(56)	-
Net loss attributable to common stockholders	$(1,454)	$(2,618)	$(6,459)	$(4,975)

Basic and diluted net loss per share
attributable to common stockholders	$(0.10)	$(0.23)	$(0.45)	$(0.46)

Basic and diluted weighted average common
shares outstanding	14,556	11,600	14,438	10,867

The accompanying notes to the condensed unaudited consolidated financial statements are an integral part of these condensed consolidated statements of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

	Nine Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,403)	$(4,975)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization:
Cost of sales	1,121	1,316
Selling, general and administrative	897	672
Amortization of deferred debt cost	224	248
Amortization of debt discount	74	573
Stock-based compensation amortization expense	382	304
Gain from sale of assets	(59)	-
Inventory reserve	(51)	100
Provision for doubtful accounts	213	370
Non-cash loss on extinguishment of debt	1,479	-
Other	-	17
Changes in operating assets and liabilities:
Decrease in accounts receivable	930	2,735
Decrease in inventories, prepaid expenses and other assets	55	992
Increase (decrease) in accounts payable and other liabilities	1,419	(2,398)
Net cash provided by (used in) operating activities	281	(46)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(2,222)	(796)
Proceeds from sale of equipment	85	-
Decrease in restricted cash	1,005	-
Net cash used in investing activities	(1,132)	(796)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from line of credit	184,908	185,882
Repayments of line of credit	(187,357)	(186,689)
Proceeds from issuance of promissory notes	7,690	-
Proceeds from issuance of common stock and warrants	1,170	3,274
Proceeds from issuance of preferred stock	516	-
Principal payments on promissory notes	(6,359)	(1,794)
Debt issuance costs	(541)	(114)
Common stock and preferred stock issuance costs	(101)	(256)
Capital lease payments	(26)	(110)
Net proceeds from exercise of common stock options and warrants	-	31
Net cash provided by (used in) financing activities	(100)	224

NET DECREASE IN CASH AND CASH EQUIVALENTS	(951)	(618)

CASH AND CASH EQUIVALENTS, beginning of period	987	4,103

CASH AND CASH EQUIVALENTS, end of period	$36	$3,485
 (Continued)

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Continued)	Nine Months Ended March 31,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$2,183	$2,084

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Refinancing of August 2003, January 2005, and September 2005
notes into August 2007 notes	$4,918	$-

Non-cash costs related to issuance of stock, warrants and
August 2007 notes	$134	$-

Debt discount costs related to issuance of stock, warrants and
August 2007 notes	$112	$-

Exchange of promissory notes and accrued interest
for preferred stock	$3,793	$-

Accrued dividends related to preferred stock	$56	$-

Conversion of promissory notes to common shares	$-	$630

Unamortized debt discount related to warrants and
warrants' extension	$-	$327

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

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

At March 31, 2008, the Company was conducting operations in ten states: Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee, and Texas.

2.	BASIS OF PRESENTATION

The condensed unaudited consolidated financial statements include the accounts of SMF Energy Corporation and its wholly owned subsidiaries, H & W Petroleum Company, Inc., SMF Services, Inc., and Streicher Realty, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any subsequent period or the fiscal year ending June 30, 2008 (“fiscal 2008”). These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, as filed with the United States Securities and Exchange Commission.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FAS Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Application of FIN No. 48 was effective for the Company during the first quarter of fiscal 2008. The Company discloses its conclusions with respect to the effect of the adoption of FIN No. 48 in Note 13 - Income Taxes.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued FAS Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities. Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The application of FAS No. 157 is effective for financial statements issued for the Company’s first quarter of fiscal year 2009. FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, provides a one-year deferral of the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at least annually at fair value on a recurring basis. The Company has not yet determined the impact, if any, that the adoption of FAS No. 157 and FAS No. 157-2 will have on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on its financial statements.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	CASH AND CASH EQUIVALENTS

During the nine months ended March 31, 2008, the Company paid down $2.4 million on its line of credit payable. Total cash and cash availability was $2.1 million and $2.8 million at March 31, 2008 and June 30, 2007, respectively, and was $2.7 million at May 8, 2008. Total cash and cash availability includes cash as presented in the Company’s balance sheet and cash available to the Company through its line of credit, described in Note 6 - Line of Credit Payable.

5.	RESTRICTED CASH

In May 2007, the Company sold 29 pieces of equipment for an aggregate amount of $1.1 million. The proceeds of the sale were collateral for the August 2007 Notes, and therefore, were designated for the purchase of replacement equipment. At June 30, 2007, these proceeds were held by the indenture trustee, and recorded as restricted cash.

In August 2007, the Company entered into commitments to purchase $1.1 million in trucks and field equipment. Ten pieces of equipment for an aggregate amount of $1.0 million were delivered in the nine months ended March 31, 2008. The remaining proceeds of $140,000 remain in restricted cash and continue to be held by the indenture trustee at March 31, 2008 pending the delivery of the remaining new equipment.

6.	LINE OF CREDIT PAYABLE

The Company has a $25.0 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory. Letters of credit reduce the maximum amount available for borrowing. Interest is payable monthly at prime plus 0.75% (6.0% at March 31, 2008) and outstanding borrowings under the line are secured by substantially all Company assets other than its transportation fleet and related field equipment.

As of March 31, 2008 and June 30, 2007, the Company had outstanding borrowings of $14.8 million and $17.3 million, respectively, under its $25.0 million line of credit. The line of credit is classified as a current liability in accordance with EIFT 95-22 “Balance Sheet, Classification of Borrowings Outstanding under Revolving Credit Agreements”. The line of credit was previously scheduled to expire on June 30, 2008; however, the Company amended its Loan and Security Agreement in March 2008 with the bank to, among other things, extend the term of the agreement to December 31, 2008. Based on eligible receivables and inventories, and letters of credit outstanding at March 31, 2008, the Company had $2.0 million of cash availability under the line of credit compared to $1.8 million availability at June 30, 2007.

The Company’s line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants. At June 30, 2007, the financial covenants included a minimum availability of $750,000 and an average monthly availability of $2.5 million covenant which, if not maintained, would trigger a fixed charge coverage ratio of 1.0 to 1.0. Additionally, the Company had a current fiscal year capital expenditure limitation of $750,000 without approval from the line of credit lender. During the nine months ended March 31, 2008, the Company and its line of credit lender have entered into several agreements to amend the loan and security agreements. As a result of these amendments, as of the date of this filing, the average monthly availability requirement was $1.3 million for March 2008, increasing to $1.4 million beginning in April 2008.

These agreements also amended the maximum amount for which letters of credit could be issued increasing it from $300,000 at June 30, 2007, to $1.5 million in March 2008, of which $1.4 million have been issued. Additionally, the capital expenditure limitation without lender approval was increased from $750,000 at June 30, 2007, to $1.25 million for fiscal 2008 and $750,000 thereafter.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The line of credit agreement also requires the Company to obtain the consent of the financial institution prior to incurring additional debt, or mergers, consolidations or sales. Failure to comply with one or more of the covenants in the future could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition. At March 31, 2008, the Company was in compliance with the requirements of these covenants.

7.	CURRENT PROMISSORY NOTES

On November 19, 2007, the Company obtained an aggregate of $2.0 million in short-term notes from a small group of individual and institutional investors (the “November 2007 Notes”). The proceeds were used for general working capital purposes. The Company’s obligations under the November 2007 Notes were unsecured. The November 2007 Notes had originally a six-month term maturing in May 2008, which was extended to July 2008. The Company incurred $42,000 in issuance costs which were amortized over the term of the notes. Interest paid on the outstanding principal balance of the November 2007 Notes was 1.5% per month. The effective yield of these notes was 21.0%.

On February 29, 2008, the holders of the November 2007 Notes exchanged the entire $2.0 million principal balance, plus a portion of the accrued but unpaid interest thereon in the amount of $6,400 into shares of the Company’s Series A Preferred Stock at $550 per share. For additional information see Note 11, Shareholders’ Equity. The remaining unamortized deferred debt costs of $24,000 were written-off and recorded as a loss on extinguishment of debt.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	June 30,
	2008	2007

August 2007 senior secured convertible subordinated promissory notes (the “August 2007 Notes”) (11.5% interest due semi-annually, January 1 and July 1); matures December 31, 2009 in its entirety; effective interest rate of 14.0% including cost of warrants and other debt issue costs.	$8,859	$-

September 2005 promissory notes (the “September 2005 Notes”). The notes were refinanced on August 8, 2007.	-	3,000

January 2005 promissory notes (the “January 2005 Notes”). The notes were refinanced on August 8, 2007.	-	4,860

August 2003 promissory notes (the “August 2003 Notes”). The notes were refinanced on August 8, 2007.	-	3,417

Various capital leases	-	26

Unamortized debt discount	(72)	(1,027)

	8,787	10,276

Less: current portion	-	(26)

Long-term debt, net	$8,787	$10,250

On August 8, 2007, the Company sold $11.8 million in debt and equity securities (the “August 2007 Offering”). The Company used a portion of the proceeds to satisfy the balance of its outstanding secured promissory notes issued on August 29, 2003, January 25, 2005 and September 1, 2005 (the “Satisfied Notes”), and to lower the Company’s total senior secured convertible subordinated debt from $11.2 million to $10.6 million on August 8, 2007. As a result of this transaction, the Company wrote-off approximately $978,000 and $443,000 of unamortized debt discount and debt costs, respectively.

In the August 2007 Offering, the Company sold $10.6 million in 11½% senior secured convertible subordinated promissory notes maturing in their entirety on December 31, 2009, including $5.7 million sold to new institutional and private investors and $4.9 million to then current holders of the Company’s secured debt. The Company paid a total commission of $400,000 to the placement agent, $94,000 of which was paid through the issuance of 63,327 shares of the Company’s common stock at the offering price of $1.48 per share. For information on the equity securities sold, see Note 11 - Shareholders’ Equity.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The August 2007 Notes are secured by specified vehicles and field equipment of the Company and its subsidiaries and are senior to all other existing debt of the Company other than any amounts owed now or in the future to the Company’s primary lender, to which the August 2007 Notes are expressly subordinated. The amounts due under the August 2007 Notes will become due and payable immediately upon the occurrence of customary events of default. The Notes are redeemable by the Company, in whole or in part, without pre-payment penalty or premium, except that, if such pre-payment is made before the first anniversary of the issuance of the August 2007 Notes, a pre-payment penalty equal to 3% of the principal amount being redeemed, together with accrued but unpaid interest shall be paid.

The holders of the Notes have the right to convert up to fifty percent (50%) of the principal amount of the August 2007 Notes into shares of the Company’s common stock at $1.46 per share. The Company may elect, in its discretion, to grant additional conversion rights for some or all of the remaining principal amount of the August 2007 Notes at a price not less than the higher of $1.46, or the most recent closing price for the Company’s common stock on the Nasdaq Stock Market at the time of such grant. The Company registered the resale of the shares under the Securities Act of 1933, as amended, including the shares into which the August 2007 Notes may be converted and the shares obtained upon exercise of the warrants. As a result of the conversion feature, the Company recorded $37,000 as a beneficial conversion feature which is being amortized under the effective interest method as a non-cash discount over the respective term of the debt. As of March 31, 2008, there are 3,033,981 conversion share rights outstanding.

On March 12, 2008, some of the holders of the August 2007 Notes exchanged $1.8 million in principal balance of the August 2007 Notes, plus a portion of the accrued but unpaid interest thereon in the amount of $37,000 into shares of the Company’s Series B Preferred Stock at $900 per share. For additional information see Note 11- Shareholders’ Equity. The unamortized deferred debt costs of $70,000 and the unamortized discount of $15,000 related to these notes were written-off and recorded as loss on extinguishment of debt. As a result of the exchange of $1.8 million in notes, the related conversion rights of these notes, 599,315 common stock equivalents, were cancelled.

The remaining August 2007 Notes have cross-default provisions contained in the debt agreement. Accordingly, an event of default under the line of credit facility, described in Note 6, could also cause a default under the August 2007 Notes. As of March 31, 2008, the Company was in compliance with the requirements of these covenants.

In accordance with FAS No. 6, “Classification of Short-term Obligations Expected to be Refinanced”, at June 30, 2007, the Company classified all of the then outstanding balances related to the secured promissory notes as long-term debt, since they were refinanced with the proceeds from the August 2007 Notes, which mature on December 31, 2009.

Other

In connection with the August 2003, January 2005 and September 2005 Notes, the Company recorded at issuance unamortized debt discounts which were being amortized under the effective interest method as non-cash interest expense over the respective term of the debt issued. These were non-cash discounts related to the valuation of the common stock warrants issued to the note holders and the placement agent in the financing transactions that did not reduce the amount of principal cash repayments required to be made by the Company. On August 8, 2007, there were unamortized debt discounts of $978,000 which were written-off as a loss of extinguishment when the Satisfied Notes were redeemed. As a result of the early satisfaction of the notes, the Company incurred $270,000 as a pre-payment penalty which was also recorded as a loss of extinguishment along with the write-off of unamortized deferred debt costs of $443,000. Partially offsetting the losses on extinguishment of debt was a gain on extinguishment of debt of $50,000 as a result of the excess of the carrying value of the Satisfied Notes over the extinguishment price.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the November 2007 Notes, the Company incurred $42,000 in issuance costs which were been amortized over the term of the notes. As a result of the exchange of the notes, the unamortized amount of $24,000 was written off and recorded as loss on extinguishment.

In connection with the August 2007 Notes, the Company recorded unamortized debt discounts of $112,000, to be amortized as non-cash interest expense over the term of the notes, related to the valuation of the common stock warrants issued to noteholders. As a result of the exchange of the August 2007 Notes into the Series A Preferred Stock, the unamortized debt discounts costs of $15,000 related to the exchanged notes were recorded as part of a loss on extinguishment of debt along with the write off of $69,000 of unamortized debt costs.

Total amortization expense related to all debt discounts was $11,000 and $279,000 for the three months ended March 31, 2008 and 2007, respectively, and $74,000, and $573,000 for the nine months ended March 31, 2008 and 2007, respectively.

The following summarizes the components of the net loss on extinguishment of promissory notes that the Company recorded in its condensed unaudited consolidated statements of operations during the three and nine months ended March 31, 2008 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	March 31, 2008
Write offs of costs and gain related to the converted August 2003, January 2005 and September 2005 Notes:
Unamortized debt costs	$-	$443
Unamortized debt discounts	-	978
Cash pre-payment penalty	-	270
Gain on extinguishment	-	(50)
Write off of unamortized debt costs related to exchanged November 2007 Notes	24	24
Write offs related to exchanged August 2007 Notes:
Unamortized debt costs	69	69
Unamortized debt discounts	15	15
Loss on extinguishment of promissory notes, net	$108	$1,749

9.	WARRANTS

In conjunction with the issuance of the August 2003, January 2005 and September 2005 Notes described in Note 8 - Long-Term Debt, the Company issued detachable common stock purchase warrants, described below as the August 2003, January 2005, and September 2005 Warrants. In addition, in June 2006, the Company issued non-detachable warrants to certain note holders (the “Conversion Warrants”). In conjunction with a private offering of its common stock in February 2007, the Company issued warrants described below as the February 2007 warrants. In August 2007, in conjunction with the sale of promissory notes and equity, the company issued warrants described below as the August 2007 warrants. As of June 30, 2007, all of the Conversion Warrants had been exercised.

There was no exercise of warrants in the nine months ended March 31, 2008.

August 2003 Warrants

On August 29, 2003, the Company raised $6.9 million and issued 2,008,250 five-year detachable warrants to purchase the Company’s common stock at $1.00 per share. At March 31, 2008, the warrant holders had a balance of 140,000 warrants available to exercise into common shares.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 2005 Warrants

On January 25, 2005, the Company raised $6.1 million and issued 1,006,500 four-year detachable warrants to purchase the Company’s common stock at an exercise price of $1.60 per share. At March 31, 2008, the warrant holders had a balance of 37,292 warrants available to exercise into common shares.

September 2005 Warrants

On September 1, 2005, the Company raised $3.0 million and issued 360,000 four-year detachable warrants to purchase the Company’s common stock at an exercise price of $2.28 per share. At March 31, 2008, the warrant holders had a balance of 75,840 warrants available to exercise into common shares.

Conversion Warrants

On June 30, 2006, the Company issued 1,057,283 non-detachable warrants (the “Conversion Warrants”), exercisable for 90 days to certain holders of the August 2003 Notes and the January 2005 Promissory Notes, by which those note holders could exchange up to $2.6 million of existing August 2003 and January 2005 Notes for the purchase of shares of the Company’s common stock at an exercise price of $2.54 per share, the closing market price on the date of the agreement. Included in these warrants were 25,787 warrants, valued at $65,500, issued to pay 50% of the 5% call penalty, or a 2.5% penalty. As of June 30, 2007, the note holders had exercised all of the Conversion Warrants.

February 2007 Warrants

In conjunction with the February 15, 2007 private placement offering, the Company issued detachable warrants to purchase 423,800 shares of the Company’s common stock at an exercise price of $1.52 per share. In addition, the placement agent received additional warrants to purchase 130,955 shares of the Company’s common stock at an exercise price of $1.90 per share. As of March 31, 2008, these warrants remain outstanding.

August 2007 Warrants

In conjunction with the August 8, 2007 promissory notes and equity offering, further described in Note 8 - Long-Term Debt and Note 11 - Shareholders’ Equity, the Company issued detachable warrants to the noteholders to purchase 39,528 shares of the Company’s common stock at an exercise price of $1.752 per share. In addition, the placement agent received additional warrants to purchase 39,526 shares of the Company’s common stock at an exercise price of $1.752 per share. The August 2007 warrants will terminate on the fourth anniversary of the offering closing date. The August 2007 warrants also have customary anti-dilution and underlying stock registration rights. As of March 31, 2008, these warrants remain outstanding.

10.	NET INCOME (LOSS) PER SHARE

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The net loss per share computations for the three months and nine months ended March 31, 2008 and 2007 do not include common stock equivalents that the Company had outstanding during those periods as they were antidilutive due to the net loss incurred. At March 31, 2008, these common stock equivalents outstanding consisted of 1,989,302 stock options, 886,941 common stock warrants, 3,033,981 promissory note conversion rights, and 6,572,000 preferred stock conversion rights, at prices ranging from $.55 to $7.63 per share. At March 31, 2007, the common stock equivalents outstanding consisted of 1,822,002 stock options and 1,440,335 common stock warrants, at prices ranging from $.92 to $7.63 per share.

11.	SHAREHOLDERS’ EQUITY

The following reflects the changes in shareholders’ equity for the nine months ended March 31, 2008 (in thousands):

		Additional		Total
	Common	Paid-in	Accumulated	Shareholders’
	Stock	Capital	Deficit	Equity
Balance at June 30, 2007	$137	$25,021	$(21,044)	$4,114

Issuance of common stock and warrants
from August 2007 offering, net of
issuance costs of $112,000	9	1,245	-	1,254

Issuance of Series A preferred stock, net of
issuance costs of $12,000	-	2,510	-	2,510

Issuance of Series B preferred stock	-	1,787	-	1,787

Series A preferred stock dividend	-	(39)	-	(39)

Series B preferred stock dividend	-	(17)	-	(17)

Stock-based compensation expense	-	382	-	382

Net loss	-	-	(6,403)	(6,403)

Balance at March 31, 2008	$146	$30,889	$(27,447)	$3,588

As discussed in Note 8 - Long-Term Debt, on August 8, 2007, the Company sold $11.8 million in debt and equity securities (the “August 2007 Offering”). The Company used a portion of the proceeds to satisfy the balance of its outstanding secured promissory notes issued on August 29, 2003, January 25, 2005 and September 1, 2005 and to lower the Company’s total senior secured convertible subordinated debt from $11.2 million to $10.6 million on August 8, 2007.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the August 2007 Offering, the Company sold 790,542 shares of common stock (the “Shares”) and 39,528 four year warrants to purchase common stock at $1.752 per share (the “Warrants”). The Shares and Warrants were sold at $1.48 per Share and one twentieth of a Warrant, or $29.60 for twenty (20) Shares and one (1) Warrant, for net equity proceeds of $1.2 million. The Company incurred transaction costs of $621,000 of which $112,000 were recorded to equity and $509,000 to debt, allocated on a percentage basis. Included in these transaction costs were commissions of $400,000 paid to the placement agent for the offering, $94,000 of which was paid through the issuance of 63,327 shares of our common stock at the offering price of $1.48 per share, along with 39,528 warrants with the same terms as the Warrants sold to investors.

On February 29, 2008, the Company sold 4,587 shares of Series A Preferred Stock, $0.01 par value (the “Series A Preferred Stock”) at $550 per share for an aggregate of $2.5 million (the “February 2008 Offering”). In the offering, the holders of the November 2007 Notes exchanged the entire $2.0 million principal balance, plus a portion of the accrued but unpaid interest thereon in the amount of $6,400 into 3,648 shares of Series A Preferred Stock. Included in the offering, the Company sold 939 of the shares for $516,000 in cash to a small group of investors which included 155 shares sold for an aggregate of $85,000 to certain Company officers.

On March 12, 2008, the Company sold 1,985 shares of Series B Convertible Preferred Stock, $0.01 par value (the “Series B Preferred Stock”) at $900 per share for an aggregate of $1.8 million (the “March 2008 Offering”). In the offering, some of the holders of the August 2007 Notes exchanged $1.8 million in principal balance of the 11½% senior secured convertible promissory notes issued by the Company, plus a portion of the accrued but unpaid interest thereon in the amount of $37,000.

The Company has filed with the Secretary of State of Delaware the Certificates of Designation of the Series A and Series B Convertible Preferred Stock. The certificates authorize the issuance of up to 10,000 and 2,000 shares of Series A and Series B Preferred Stock, respectively, which have such rights, qualifications, limitations and restrictions as are set forth in the Certificate and described as follows:

Ranking

The Series A and Series B Preferred Stock ranks senior to the Company’s $0.01 par value common stock (the “Common Stock”), as to both the payment of dividends and the distribution of assets. The Series A and Series B are on parity and will be in parity with the holders of any other series of preferred stock that may be issued in the future.

Liquidation Preference

Upon liquidation, dissolution or winding up of the Company, holders of Series A and Series B Preferred Stock are entitled to be paid out of the assets of the Company an amount per share of Series A and Series B Preferred Stock equal to the greater of the original issue price of the Series A and Series B Preferred Stock, plus all accumulated but unpaid dividends; or the fair market value of the Series A and Series B Preferred Stock on an as-converted to Common Stock basis, plus all accumulated but unpaid dividends. If upon liquidation, the assets of the Company are insufficient to make payment in full, then such assets will be distributed ratably in proportion to the full amounts to which each Preferred Stockholder would have been entitled.

Voting

Holders of Series A and Series B Preferred Stock are entitled to one vote per share of Preferred Stock at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dividends

Dividends will be paid on the Series A and Series B Preferred Stock when, as and if declared by the Board of Directors, but only out of funds that are legally available, in quarterly cash dividends at the rate of eighteen percent (18%) per annum of the sum of the original issue price per share, provided, however, that if the Company reports in an SEC filing that it has achieved positive Earnings Before Interest, Taxes, Depreciation and Amortization for two consecutive fiscal quarters, the quarterly cash dividend shall be changed from eighteen percent (18%) per annum to twelve percent (12%) per annum of the sum of the original issue price effective two weeks after notice of such change is transmitted to holders of the Series A and Series B Preferred Stock. Dividends are cumulative from the date of the original issuance of the Series A and Series B Preferred Stock. Accumulated unpaid dividends on Shares of Series A and Series B Preferred Stock do not bear interest.

Conversion Rights

Each share of Series A and Series B Preferred Stock is currently convertible, at the option of the holder, into 1,000 shares of Common Stock based on a conversion price equal to $0.55 and $0.90 per share of Common Stock, respectively. The conversion prices are subject to adjustment for stock dividends, stock splits and other similar recapitalization events.

Each share of Series A and Series B Preferred Stock shall automatically be converted without action by the holder, into shares of Common Stock, at the then-effective Series A and Series B conversion price:

(A) if the closing price of the Common Stock as reported on the Nasdaq Capital Stock Market (or on such other public securities trading market, such as the OTC Bulletin Board, as then constitutes the primary trading market for the Common Stock) is equal to or greater than an amount equal to two times the Series A and Series B conversion price then in effect (the “Automatic Conversion Price”), for a period of twenty consecutive business days, or

(B) at any time upon the affirmative election of the holders of at least sixty-six and two-thirds percent (66 2/3%) of the outstanding shares of the Series A and Series B Preferred Stock, or

(C) upon closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of Common Stock for the account of the Company in which (i) the per share price is at least two times the Series A and Series B Automatic Conversion Price and (ii) the cash proceeds to the Company (before underwriting discounts, commissions and fees) are at least ten million dollars ($10,000,000).

For the Series A Preferred Stock, the automatic conversion would also occur upon the closing of an Acquisition or an Asset Transfer (as these terms are defined in the certificates) that results in the holders of the Series A Preferred Stock receiving cash consideration per share not less than the Series A Automatic Conversion Price.

Redemption

The Series A and Series B Preferred Stock may be redeemed by the Company for the original issue price plus any accumulated but unpaid dividends after ten days notice. In the event of a partial redemption, the Company is not required to redeem the shares held by various shareholders on a pro rata or similar basis but may select, in its sole discretion, which shares to redeem.

On March 31, 2008, the Company declared a dividend from the original date of issuance until March 31, 2008 of $8.41 and $8.43 per share on the outstanding Series A and Series B Preferred Stock, respectively.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended March 31, 2008, the Company granted 253,000 and 27,000 stock options under the Employee Stock Options and Director Stock Options plans, respectively. The weighted average grant date fair value of the options granted was $1.26. For the nine months ended March 31, 2008, there were no stock options exercised.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of March 31, 2008. However, based on management’s knowledge at March 31, 2008, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

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

The forward-looking statements include, but are not limited to, the following:

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

OVERVIEW

Our Business

We are a provider of petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries. As of the date of this report, we are conducting operations through 26 locations in the ten states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

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

The following is a summary discussion of our financial results for the three months ended March 31, 2008 (the “third quarter of fiscal 2008”) and our execution on several core strategies that impacted results of operations:

•
In the third quarter of fiscal 2008, we had a net loss of $1.4 million. These results include $971,000 in non-cash charges, such as depreciation and amortization of assets, debt costs, debt discounts, stock based compensation, provision for doubtful accounts and loss on extinguishment of promissory notes. The quarterly results also include stated interest expense associated with servicing of our debt of $675,000.

•
Our net loss for the quarter decreased $1.2 million, from $2.6 million last year to $1.4 million this year as the result of a $397,000 increase in gross profit, a reduction of $632,000 in selling, general and administrative costs and a decrease of $243,000 in interest expense.

•
We strengthened our balance sheet in the quarter, as reflected in the $2.9 million increase in shareholder’s equity when compared to last quarter. The increase resulted from the issuance of $4.3 million in preferred stock, offset by the quarterly net loss of $1.4 million. .

•
We reduced our senior secured subordinated debt by exchanging $3.8 million in promissory notes for shares of non-redeemable preferred stock. While this exchange of the promissory notes resulted in an additional non-cash loss on extinguishment of debt expense of $108,000 as a result of the write-offs of the related debt discounts and deferred debt costs, it favorably impacts our future cash needs by reducing the debt service requirements on the former notes.

•	In addition to the exchange of debt, we raised $516,000 in cash from selling shares of preferred stock to a small group of investors, including some of the Company’s officers.

•
We entered into an amendment to the line of credit to extend the maturity date from June 30, 2008 to December 31, 2008 and modified certain financial covenants. We believe that this extension will enable us to continue to meet the working capital needs of our business.

•
Escalating fuel prices, resulting in decreased demand from our existing customers, have continued to impact our results of operations. While fuel price fluctuations affect our revenues, our gross profits were historically not affected by such fluctuations since we were able to pass the increased market cost of the product on to our customers. More recently, however, the unprecedented increases in petroleum and fuel prices have dampened the demand for the services and goods provided by most of the transportation, manufacturing, services and other industries that comprise the majority of our customer base and have raised the fuel running costs of our own delivery fleet. In addition, these higher fuel prices have substantially increased the amount of short-term credit that we need to obtain to cover the time between our receipt of fuel from the suppliers and our receipt of payment from our customers. Our higher demand for credit has led to limitations on the availability of supplier credit and has increased our borrowing costs. These developments have negatively affected our profitability.

•
Increasing the overall size of the Company while diversifying the services and products we offer to the industry are integral to the execution of our strategic business plan and critical to the utilization of the infrastructure and systems that we now have in place. We believe that this infrastructure and these systems are today unique in the industry and give us the ability to rapidly and effectively integrate operations and gain efficiencies. To this end, we are actively pursuing merger and acquisition opportunities and are in discussions with key targets that we believe would meet our goals. While there can be no assurance that we will be able to acquire or merge with these targets, we do believe that, notwithstanding the current conditions in the credit markets, the capital necessary to execute this strategy will be available to us, including the opportunity to raise additional working capital in conjunction with these transactions.

Key financial and operating measures during the third quarter of fiscal 2008 include:

•
The net loss from operations for the third quarter of fiscal 2008 was $1.4 million compared to a net loss of $2.6 million for the same period in the prior year. The principal reasons for the $1.2 million decrease in the net loss were a $397,000 increase in gross profit, primarily as a result of our emphasis on developing new business with higher overall net margin per gallon contribution. The decrease in net loss was also due to a decrease of $632,000 in selling, general and administrative costs, primarily attributable to the integration of the H&W and Shank acquisitions and lower personnel costs stemming from efficiencies gained from our new Enterprise Resource Planning (“ERP”) system. The third major contributor to the lower net loss was a decrease of $243,000 in interest expense as a result of a decrease in non-cash interest amortization expense related to the August 2007 refinancing of the secured promissory notes issued on August 2003, January 2005 and September 2005 with new senior secured convertible subordinated notes.

•
In the third quarter of fiscal 2008, the net margin was 17.8 cents per gallon compared to 14.3 cents per gallon for the same period in the prior year, primarily resulting from our emphasis on developing new business with higher overall net margin per gallon contribution.

•
Earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, and loss on extinguishment of debt (“EBITDA”), a non-GAAP measure, was $277,000 for the third quarter of fiscal 2008 compared to a negative EBITDA of $787,000 for the same period a year ago. The primary reason for the $1.1 million improvement in EBITDA was the $397,000 increase in gross profit, and the decrease of $632,000 in selling, general and administrative costs, as discussed above.

•
Financial results from our commercial mobile and bulk fueling services continue to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved. We experienced an 11% gallon reduction in the third quarter of fiscal 2008 when compared to the same period in the prior year. This volume reduction was primarily due to lower volume demanded by our existing customers, which we believe stems from the general economic conditions in the industries and the geographic locations we serve, our customers’ efforts to reduce fuel consumption in light of increased fuel prices, and the reduction in business with net margin contributions below acceptable levels. However, in the last sequential quarters, our volumes have stabilized as reflected in the table below.

•
We achieved improvements on our operating results as reflected through our net loss, EBITDA and net margin when compared to our most recent sequential quarterly results. Specifically EBITDA improved $664,000 in the third quarter ending March 31, 2008 compared to the second quarter ended December 31, 2007 due to improvements in net margins and reduction of our selling, general and administrative costs. Additionally, our monthly results show an improving trend from October 30, 2007 through March 31, 2008. The following chart presents certain operating results for the last five sequential quarters (in thousands, except net margin per gallon):

	For the three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2007	2007	2007	2007	2008
Net loss	$(2,618)	$(1,614)	$(3,019)	$(1,986)	$(1,398)

EBITDA	$(787)	$127	$196	$(387)	$277

Selling, general and administrative expenses	$4,077	$3,950	$3,803	$3,788	$3,445

Net margin per gallon	$0.14	$0.17	$0.19	$0.16	$0.18

Gallons sold	20,407	19,678	18,695	18,050	18,102

We define EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation expense and loss on extinguishment of debt, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. EBITDA is commonly defined as earnings or loss before interest, taxes, depreciation and amortization. We believe that EBITDA, as we define it, provides useful information to investors because it excludes transactions not related to the core cash operating business activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. All companies do not calculate EBITDA in the same manner, so EBITDA as presented by us may not be comparable to EBITDA presented by other companies. The following chart reconciles EBITDA to the net loss for each of the five quarterly periods presented above (in thousands):

	For the three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2007	2007	2007	2007	2008
Net loss	$(2,618)	$(1,614)	$(3,019)	$(1,986)	$(1,398)
Add back:
Interest expense, net of interest income	1,023	919	778	782	780
Depreciation and amortization expense:
Cost of sales	436	386	388	380	353
Selling, general and administrative expenses	219	249	282	304	311
Stock-based compensation amortization expense	153	187	126	133	123
Loss on extinguishment of debt	-	-	1,641	-	108
EBITDA	$(787)	$127	$196	$(387)	$277

RESULTS OF OPERATIONS:

To monitor our results of operations, we review key financial information, including net revenues, gross profit, selling, general and administrative expenses, net income or losses, and non-GAAP measures, such as EBITDA. We continue to seek ways to more efficiently manage and monitor our business performance. We also review other key operating metrics, such as the number of gallons sold and net margins per gallon sold. As our business is dependent on the supply of fuel and lubricants, we closely monitor pricing and fuel availability from our suppliers in order to purchase the most cost effective products. We calculate our net margin per gallon by adding gross profit and the depreciation and amortization components of cost of sales, and dividing that sum by the number of gallons sold.

Comparison of Three months ended March 31, 2008 (“third quarter of fiscal 2008”) to Three months ended March 31, 2007 (“third quarter of fiscal 2007”)

Revenues

Revenues were $64.2 million in the third quarter of fiscal 2008, as compared to $51.8 million in the same period of the prior year, an increase of $12.4 million, or 24%, as a result of the increases in prices per gallon of petroleum products. Market fuel prices have increased approximately 59% this quarter compared to last year. Price variances resulted in an increase of $18.2 million in revenues partially offset by a $5.8 million decrease in revenues due to an 11% reduction in gallons sold compared to the prior year. We believe that the lower sales volume is largely the result of the contraction of the national economy, particularly as it is impacting the industries and geographic locations we serve, as well as our customers’ efforts to reduce their fuel consumption in light of substantially higher fuel prices. In addition, a portion of the decrease in volume may be attributed to our decision to reduce business with net margin contributions below acceptable levels.

Gross Profit

Gross profit was $2.9 million in the third quarter of fiscal 2008, as compared to $2.5 million in the same period of the prior year, an increase of $397,000, or 16%. The net margin per gallon for the third quarter of fiscal 2008 was 17.8 cents versus 14.3 cents in the quarter last year. The increases in gross profit and net margin per gallon were primarily the result of our continuing emphasis on developing new business with higher overall net margin per gallon contribution, described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.4 million in the third quarter of fiscal 2008, as compared to $4.0 million in the same period of the prior year, a decrease of $632,000, or 16%. The decrease is attributable to the following (in thousands):

Non-legal public company compliance expense	$(226)

Provision for doubtful accounts and collection fees	(214)

Reduction in SG&A costs primarily personnel expense
as a result of efficiencies gained from new systems
and integration of the acquired companies	(284)

Increase in SG&A depreciation primarily related to ERP system
implementation	92

Total decrease	$(632)

Interest Expense

Interest expense was $780,000 in the third quarter of fiscal 2008, as compared to $1.0 million in the same period of the prior year, a decrease of $243,000, or 24%. The decrease was primarily due to lower non-cash interest amortization as a result of the refinancing of our long-term debt, since the outstanding secured promissory notes issued on August 2003, January 2005 and September 2005 were refinanced in August 2007 with new senior secured convertible subordinated notes.

The components of interest expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Stated Rate Interest Expense:
Line of credit	$295	$252
Long-term debt	356	372
Other	24	28
Total stated rate interest expense	675	652

Non-Cash Interest Amortization:
Amortization of deferred debt costs	94	92
Amortization of debt discount	11	279
Total amortization of interest expense	105	371

Total interest expense	$780	$1,023

Loss on Extinguishment of Debt

In the quarter, we recorded losses on extinguishment of debt of $108,000. The losses are primarily due to the extinguishment of $3.8 million in debt by the exchange of $2.0 million of the November 2007 Notes and $1.8 million of the August 2007 Notes into shares of Series A and Series B Preferred Stock, respectively. The loss on extinguishment of debt was the result of the write-off of unamortized debt discounts of $15,000, the write-off of unamortized debt costs of $69,000 related to the August 2007 Notes, and the write-off of $24,000 of unamortized debt costs related to the November 2007 Notes.

Income Taxes

No income tax expense was recorded for the third quarter in either fiscal 2008 or 2007. The net operating loss carryforward at June 30, 2007 was $24.7 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.

Net Loss

Net loss was $1.4 million in the third quarter of fiscal 2008, as compared to $2.6 million in the same period in the prior year. The $1.2 million decrease in net loss was partially due to a $397,000 increase in gross profit primarily resulting from our emphasis on developing new business with higher overall net margin per gallon contribution. The decrease in net loss was also due to a decrease of $632,000 in selling, general and administrative costs, and a decrease of $243,000 in interest expense primarily as a result of the August 2007 refinancing of our long-term debt.

EBITDA

As noted above, we define EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation expense and loss on extinguishment of debt, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. EBITDA is commonly defined as earnings or loss before interest, taxes, depreciation and amortization. We believe that EBITDA, as we define it, provides useful information to investors because it excludes transactions not related to the core cash operating business activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. All companies do not calculate EBITDA in the same manner, so EBITDA as presented by us may not be comparable to EBITDA presented by other companies.

EBITDA was $277,000 in the third quarter of fiscal 2008, as compared to negative EBITDA of $787,000 in the same period of the prior year, an increase of $1.1 million. The increase in EBITDA was primarily due to the reduction in business with net margin contributions below acceptable levels, and the decrease in selling, general and administrative costs described above. The following chart reconciles EBITDA to the net loss for the third quarters of fiscal 2008 and fiscal 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net loss	$(1,398)	$(2,618)
Add back:
Interest expense	780	1,023

Depreciation and amortization expense:
Cost of sales	353	436
Selling, general and administrative expenses	311	219
Stock-based compensation amortization expense	123	153
Loss on extinguishment of debt	108	-
EBITDA	$277	$(787)

Comparison of Nine months ended March 31, 2008 to Nine months ended March 31, 2007

Revenues

Revenues were $178.7 million in the nine months ended March 31, 2008, as compared to $172.2 million in the same period of the prior year, an increase of $6.5 million, or 3.7%. The increase may be attributed to increases in prices per gallon of petroleum products, offset by lower volume of gallons sold. Market fuel prices have increased approximately 29% this year compared to last year. Price variances resulted in an increase of $33.8 million in revenues that was offset by a $27.3 million decrease in revenues reflecting a 16% reduction in gallons sold during the first nine months of fiscal 2008 when compared to the prior year. We believe that the lower volume is the result of the contraction of the national economy, particularly as it is impacting the industries and geographic locations we serve, and our customers’ efforts to reduce fuel consumption in light of substantially higher fuel prices. A portion of the decrease in volume is due to our decision to reduce business with net margin contributions below acceptable levels as well as lower emergency response services this year.

Gross Profit

Gross profit was $8.6 million in the nine months ended March 31, 2008, as compared to $9.7 million in the same period of the prior year, a decrease of $1.1 million, or 11%. The decrease was primarily due to the overall lower industry demand, the reduction in business with net margin contributions below acceptable levels, and the decrease in emergency response business. The net margin per gallon for the nine months ended March 31, 2008 and 2007 was 17.8 cents and 16.9 cents, respectively. The increase in net margin per gallon was primarily the result of our emphasis on developing new business with higher overall net margin per gallon contribution.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11.0 million in the nine months ended March 31, 2008, as compared to $11.9 million in the same period of the prior year, a decrease of $850,000, or 7%. The decrease is attributable to the following (in thousands):

Reduction in SG&A costs primarily personnel expenses
as system efficiencies are gained and acquired companies are integrated	$(597)

Non- legal public company compliance expense	(337)

Provision for doubtful accounts and collection fees	(191)

Reduction in facilities expenses related to the integration
of certain Texas locations	(85)

Increase in SG&A depreciation primarily related to ERP system
implementation	226

Employee stock compensation attributable to SFAS No. 123R	78

Other, net	56

Total decrease	$(850)

Interest Expense

Interest expense was $2.3 million in the nine months ended March 31, 2008, as compared to $2.8 million in the same period of the prior year, a decrease of $468,000, or 17%. The decrease was primarily due to a decrease in non-cash amortization expense as a result of the refinancing of our long-term debt, as the outstanding secured promissory notes issued on August 2003, January 2005 and September 2005 were refinanced in August 2007 with new senior secured convertible subordinated notes.

The components of interest expense were as follows (in thousands):

	Nine Months Ended
	March 31,
	2008	2007
Stated Rate Interest Expense:
Line of credit	$972	$858
Long-term debt	1,012	1,046
Other	58	83
Total stated rate interest expense	2,042	1,987

Non-Cash Interest Amortization:
Amortization of deferred debt costs	224	248
Amortization of debt discount	74	573
Total amortization of interest expense	298	821

Total interest expense	$2,340	$2,808

Loss on Extinguishment of Debt

We have recorded losses on extinguishment of debt of $1.7 million. The losses are related to write offs of costs and gain realized as a result of the August 2007 refinancing of our outstanding secured promissory notes issued on August 2003, January 2005 and September 2005 with new senior secured convertible subordinated notes and the exchange of $3.8 million of the debt of the November 2007 Notes and a portion of the August 2007 Notes into Series A and Series B Preferred Stock. The following summarizes the components of the net loss on extinguishment of promissory notes that the Company recorded in its condensed unaudited consolidated statement of operations during the nine months ended March 31, 2008 (in thousands):

Write offs of costs and gain related to the converted August 2003, January 2005 and September 2005 Notes:
Unamortized debt costs	$443
Unamortized debt discounts	978
Cash pre-payment penalty	270
Gain on extinguishment	(50)
Write off of unamortized debt costs related to exchanged November 2007 Notes	24
Write offs related to exchanged August 2007 Notes:
Unamortized debt costs	69
Unamortized debt discounts	15
Loss on extinguishment of promissory notes, net	$1,749

Income Taxes

No income tax expense was recorded for the nine months of fiscals 2008 and 2007. The net operating loss carryforward at June 30, 2007 was $24.7 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.

Net Loss

Net loss was $6.4 million in the nine months ended March 31, 2008, as compared to $5.0 million in the same period in the prior year. The $1.4 million increase in net loss resulted primarily from the loss on extinguishment of debt of $1.7 million primarily related to our long-term debt, as the outstanding secured promissory notes issued in August 2003, January 2005 and September 2005 were refinanced in August 2007 with new senior secured convertible subordinated notes.

EBITDA

EBITDA was $86,000 in the nine months ended March 31, 2008, as compared to $125,000 in the same period of the prior year, a decrease of $39,000. The decrease in EBITDA is the result of the reduction in business with net margin contributions below acceptable levels, and the decrease in emergency response business partially offset by the decrease in selling, general and administrative costs, described above. The reconciliation of EBITDA to net loss for the nine months ended March 31, 2008 and 2007 was as follows (in thousands):

	Nine Months Ended
	March 31,
	2008	2007

Net loss	$(6,403)	$(4,975)
Add back:
Interest expense	2,340	2,808
Depreciation and amortization expense:
Cost of sales	1,121	1,316
Selling, general and administrative expenses	897	672
Stock-based compensation amortization expense	382	304
Loss on extinguishment of debt	1,749	-
EBITDA	$86	$125

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2008, we had total cash and cash availability of $2.1 million, which consisted of cash and cash equivalents of $36,000 and additional cash availability of approximately $2.0 million through our line of credit. As of May 8, 2008, our cash and cash availability was approximately $2.7 million. We are able to draw on our line of credit on a daily basis subject to availability and debt covenant requirements.

In fiscal years 2005 and 2006, we made significant investments in acquiring two new companies. We have concentrated our efforts on integrating these acquisitions into our existing operations, incurring additional costs that have reduced our cash availability. During the same period of time, our cash resources were reduced by the expenditures for development of our new, enhanced, corporate infrastructure, including the operating, accounting and information management system, which was substantially completed in the fourth quarter of fiscal 2007. During the nine months ended March 31, 2008, we paid-down $2.4 million on our line of credit.

As noted above, escalating fuel prices have adversely affected our capital resources. Historically, while we generally avoided the impact of higher fuel prices by passing along the higher prices to our customers, the higher costs for operating our own delivery fleet and the decreased demand for the services and goods provided by most of our customer base, and in turn, those customers’ demand for fuel, had an indirect effect on our profitability. The recent spike in fuel prices has been so significant, however, that it has substantially increased the amount of short-term credit that we need to obtain from our suppliers of fuel. Our higher demand for credit has led to limitations on the supplier credit available to us and has increased our costs of obtaining that credit.

We initially addressed the limitations on supplier credit by obtaining short-term notes from a limited number of investors in November 2007, which we used for credit enhancements in those markets where our credit was most limited. These notes were exchanged for Series A Preferred Stock in February 2008, which improved our net worth. We believe that this exchange, as well as the March 2008 exchange of $1.8 million in senior secured promissory notes for Series B Preferred Stock, should improve our access to supplier credit. Nevertheless, with the continuation of record increases in fuel prices and, as a result, our need for additional supplier credit, the availability of short term credit for fuel purchases remains an important issue for us. See Adequacy of Capital Resources below for further discussion.

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

Interest is payable monthly at prime plus 0.75% (6.0% at March 31, 2008) and outstanding borrowings under the line of credit are secured by substantially all of our assets other than our truck fleet and related equipment.

During the nine months ended March 31, 2008, we obtained letters of credit for an aggregate amount of $1.4 million to obtain better purchasing terms and pricing than was then available in certain markets. The letters of credit have twelve month expirations and renew automatically. No amounts have been drawn on any of the letters of credit.

As of March 31, 2008 and June 30, 2007, we had outstanding borrowings of $14.8 million and $17.3 million, respectively, under our $25.0 million line of credit. The line of credit was previously scheduled to expire on June 30, 2008; however, the Company entered into an agreement with the bank in March 2008 to, among other things, extend the term of the agreement to December 31, 2008. Based on eligible receivables and inventories, and letters of credit outstanding at March 31, 2008, we had $2.0 million of cash availability under the line of credit compared to $1.8 million availability at June 30, 2007.

On August 8, 2007, we sold $11.8 million in debt and equity securities (the “August 2007 Offering”). We used a portion of the proceeds to satisfy the balance of our outstanding secured promissory notes issued in August 2003, January 2005, and September 2005, and to lower the total senior secured convertible subordinated debt from $11.2 million to $10.6 million. As a result of this transaction, we recognized $1.6 million in loss on extinguishment of debt. The loss was the result of the write-off of unamortized debt discounts of $978,000, the write-off of debt costs of $443,000, a pre-payment penalty of $270,000, which was incurred due to the satisfaction of the notes prior to their maturity dates, partially offset by a gain of $50,000 due to the excess of the carrying value of the notes over the extinguishment price.

In the August 2007 Offering, we sold $10.6 million in 11½% senior secured convertible subordinated promissory notes maturing December 31, 2009 (the “August 2007 Notes”), including $5.7 million sold to new institutional and private investors and $4.9 million to current holders of our secured debt, together with 790,542 shares of common stock (the “Shares”) and 39,528 four-year warrants to purchase common stock at $1.752 per share (the “Warrants”). All principal on the August 2007 Notes is payable at maturity. The Shares and Warrants were sold at $1.48 per Share and one twentieth of a Warrant, or $29.60 for twenty (20) Shares and one (1) Warrant, for total equity proceeds of $1,170,000. We paid a total commission of $400,000 to the placement agent, $94,000 of which was paid through the issuance of 63,327 shares of our common stock at the offering price of $1.48 per share, along with 39,528 warrants with the same terms as the Warrants sold to investors.

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

As noted above, on November 19, 2007, we obtained an aggregate of $2.0 million from the sale of unsecured short-term notes to a small group of individual and institutional investors (the “November 2007 Notes”). The proceeds were used for general working capital purposes. The November 2007 Notes had originally a six-month term maturing in May 2008, which was extended to July 2008 . The Company incurred $42,000 in issuance costs which were being amortized over the term of the notes. Interest paid on the outstanding principal balance of the November 2007 Notes was 1.5% per month. These notes were exchanged for preferred stock in February 2008 as described below.

On February 29, 2008, we sold 4,587 shares of Series A Preferred Stock, $0.01 par value (the “Series A Preferred Stock”) at $550 per share for an aggregate of $2.5 million. In the offering, 3,648 of the shares were issued by exchanging the entire $2.0 million principal balance of the November 2007 Notes, plus a portion of the accrued but unpaid interest thereon. In addition, we sold 939 of the shares for $516,000 in cash to a small group of investors, which includes the sale of 155 shares to certain officers of the Company.

On March 12, 2008, we sold 1,985 shares of Series B Convertible Preferred Stock, $0.01 par value (the “Series B Preferred Stock”) at $900 per share for an aggregate of $1.8 million by exchanging $1.8 million in principal balance of August 2007 Notes, plus a portion of the accrued but unpaid interest thereon.

Dividends will be paid on the Series A and Series B Preferred Stock when, as and if declared by the Board of Directors, but only out of funds that are legally available, in quarterly cash dividends at the rate of eighteen percent (18%) per annum of the sum of the original issue price per share, provided, however, that if the Company reports in an SEC filing that it has achieved positive Earnings Before Interest, Taxes, Depreciation and Amortization for two consecutive fiscal quarters, the quarterly cash dividend shall be changed from eighteen percent (18%) per annum to twelve percent (12%) per annum of the sum of the original issue price effective two weeks after notice of such change is transmitted to holders of the Series A and Series B Preferred Stock. Dividends are cumulative from the date of the original issuance of the Series A and Series B Preferred Stock. Accumulated unpaid dividends on Shares of Series A and Series B Preferred Stock do not bear interest.

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

Cash Flows

During the nine months ended March 31, 2008 and 2007, cash and cash equivalents decreased $951,000 and $618,000, respectively.

We generated cash from the following sources (in thousands):

	Nine Months Ended
	March 31,
	2008	2007

Proceeds from issuance of promissory notes	$7,690	$-
Proceeds from issuance of common stock and warrants	1,170	3,274
Decrease in restricted cash	1,005	-
Proceeds from issuance of preferred stock	516	-
Cash provided by operating activities	281	-
Proceeds from sale of equipment	85	-
Proceeds from exercise of common stock options
and warrants	-	31
	$10,747	$3,305

We used cash primarily for (in thousands):

	Nine Months Ended
	March 31,
	2008	2007

Principal payments on promissory notes	$6,359	$1,794
Net payments on line of credit	2,449	807
Purchases of property and equipment	2,222	796
Payments of debt and equity issuance costs	642	370
Capital lease payments	26	110
Cash used in operations	-	46
	$11,698	$3,923

Net change in cash and cash equivalents	$(951)	$(618)

As of March 31, 2008, we had $14.8 million outstanding under our line of credit. The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying condensed unaudited consolidated statements of cash flows for the nine months ended March 31, 2008 include the cumulative activity of the daily borrowings and repayments, $184.9 million and $187.4 million , respectively, under the line of credit. The availability under the line of credit at March 31, 2008 amounted to $2.0 million. The net cash borrowings from, or repayments of, the line of credit during the nine months ended March 31, 2008, respectively, have been included as sources or uses of cash in the tables above.

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

Our uses of cash during the remainder of fiscal 2008 are expected to be principally for operating working capital needs, maintaining our line of credit, and servicing the interest on our debt. We will continue to pursue additional conversions or exchanges of debt into equity or other capital infusions to reduce the amounts owed under our senior secured convertible subordinated debt.

We purchase the fuel sold to our customers from multiple suppliers at daily market prices, typically on 10 to 12 day credit terms. As noted above, recent increases in the cost of fuel have correspondingly increased the amount of short-term credit that we extend to our customers and, in turn, that we seek from our suppliers. In some cases, fixed dollar credit limits have limited the total gallons of fuel available to us from certain suppliers. As a result, the product demand from our customers in a given market may exceed the aggregate credit available to us from the pool of suppliers in that market. Historically, when individual suppliers declined to offer credit terms acceptable to us, we were able to acquire fuel on our customary 10 to 12 day payment terms from other suppliers. Recently, however, in some of our markets, we were unable to obtain credit terms from available suppliers. We responded by using the $2.0 million in proceeds from the November 2007 Notes to obtain credit enhancements in these markets. We now consider the terms and availability of supplier credit as a critical factor in our selection of fuel suppliers. The exchange of the November 2007 Notes for Series A Preferred Stock in February 2008 and the March 2008 exchange of $1.8 million in August 2007 Notes for Series B Preferred Stock, by virtue of the corresponding reduction in our total debt outstanding and their improvement of our net worth since the last quarter, may improve our access to supplier credit. Nevertheless, with the continuation of record increases in fuel prices and, as a result, our need for additional supplier credit, the availability of short-term credit for fuel purchases remains a major concern for us. While we believe that we will continue to have adequate credit from our suppliers, there is no assurance that we will be able to do so. In particular, if fuel prices continue to rise and we are unable to obtain additional suppliers offering acceptable terms or arrange other short-term financing for our fuel purchases, we may have to change payment terms or raise prices for some of our customers, either of which could reduce the level of our fueling business and could have a material adverse effect on the Company’s financial performance and cash resources.

Although various factors could negatively impact our access to supplier credit terms and the cash available to us under our line of credit, including but not limited to uncollected accounts receivable, operating losses, delays in collections from customers, higher operating expenses or other increases in cash expenditures, we believe that we will be able to maintain or obtain adequate short-term credit from our suppliers in all of the markets we serve, or make other financing arrangements in those markets where supplier credit is limited, and that our cash available under our bank line of credit will continue providing sufficient working capital to maintain our business through the end of 2008. The bank line of credit, which was scheduled to expire on June 30, 2008; has recently been extended until December 31, 2008. Historically, the Company has been able to renew the line of credit and will be addressing its renewal prior to its maturity in December 2008, although there can be no assurance that a renewal can be obtained on acceptable terms.

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

Off-Balance Sheet Arrangements

At March 31, 2008, we do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, and Note 13, Income Taxes, to the financial statements included in Part I of this Report.

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

Our exposure to market risk related to fluctuating interest rates is associated with variable rate debt outstanding to finance working capital requirements. This debt bears interest at the United States prime interest rate plus a fixed markup and is subject to change based upon interest rate changes in the United States. We do not currently use, and have not historically used, derivative instruments to hedge against such market interest rate risk.

Increases or decreases in market interest rates could have a material impact on our financial condition, results of operations and cash flows. The interest on our line of credit of up to $25.0 million is variable and may increase or decrease with future changes in interest rates, but interest rates are not the only factor which could affect interest expense on the line of credit. For example, interest expense on the line of credit for the nine months ended March 31, 2008 was $972,000, an increase of $114,000 over the same period in the prior year. For illustration, if our line of credit average outstanding balance was $20.0 million, an increase of 1% in the variable interest rate would result in additional interest expense of $200,000 per annum.

On August 8, 2007, we sold $10.6 million in 11½% senior secured convertible subordinated promissory notes maturing December 31, 2009. We used the proceeds of the offering to satisfy our outstanding secured promissory notes issued on August 2003, January 2005, and September 2005. On March 12, 2008, the Company exchanged $1.8 million in principal balance of these notes into shares of Series B Preferred Stock.

On November 19, 2007, the Company issued $2.0 million in short-term promissory notes (the “November 2007 Notes”), to a small group of individual and institutional investors. The proceeds were used for general working capital purposes. Interest on the unpaid principal balance of these notes was paid monthly at an interest rate of 1.5% per month (18% per year). On February 29, 2008, the Company exchanged the entire $2.0 million principal balance of the November 2007 Notes into shares of Series A Preferred Stock.

We believe that the estimated fair value of our fixed rate notes outstanding at March 31, 2008, approximated the outstanding principal amount of $8.9 million.

As noted above, escalating fuel prices, resulting in decreased demand from our existing customers, have continued to impact our results of operations. While fuel price fluctuations affect our revenues, our gross profits were historically not affected by such fluctuations since we were able to pass the increased cost of the product on to our customers. More recently, however, the unprecedented increases in petroleum and fuel prices have dampened the demand for the services and goods provided by most of the transportation, manufacturing, services and other industries that comprise the majority of our customer base and have raised the fuel running costs of our own delivery fleet. In addition, these higher fuel prices have substantially increased the amount of short-term credit that we need to obtain to cover the time between our receipt of fuel from the suppliers and our receipt of payment from our customers. Our higher demand for credit has led to limitations on the availability of supplier credit and has increased our borrowing costs.

We initially addressed the limitations on supplier credit by the sale of the November 2007 Notes. The exchange of the November 2007 Notes for Series A Preferred Stock in February 2008 and the March 2008 exchange of $1.8 million in August 2007 Notes for Series B Preferred Stock, by virtue of the corresponding reduction in our total debt outstanding and their improvement of our net worth since the last quarter, may improve our access to supplier credit. Nevertheless, with the continuation of record increases in fuel prices and, as a result, our need for additional supplier credit, the availability of short term credit for fuel purchases remains a major concern for us. Although various factors could negatively impact our access to supplier credit terms and our cash available under our line of credit, including but not limited to uncollected accounts receivable, operating losses, delays in collections from customers, higher operating expenses or other increases in cash expenditures, we believe that we will be able to maintain or obtain adequate short-term credit from our suppliers in all of the markets we serve, or make other financing arrangements in those markets where supplier credit is limited, and that our cash available under our bank line of credit will continue providing sufficient working capital to maintain our business through the end of calendar 2008. Historically, the Company has been able to renew the line of credit, although there can be no assurance that we will be able to obtain a renewal for 2009 on acceptable terms.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Information Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

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

Changes in Internal Controls over Financial Reporting

    No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

In evaluating the Company, investors should consider the risk factors in our Form 10-K for the year ended June 30, 2007 and in our Form 10-Q for the quarter ended December 31, 2007.

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

SMF ENERGY CORPORATION

May 15, 2008	By:	/s/ Richard E. Gathright
Richard E. Gathright Chief Executive Officer and President

By:	/s/ Michael S. Shore
Michael S. Shore Chief Financial Officer and Senior Vice President