Form 10-K
period 2008-06-30
SMF ENERGY CORP
filed 2008-09-19
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  June 30, 2008
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
☐ Large accelerated filer        ☐ Accelerated filer        ☐ Non-accelerated filer        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates was $884,925. The aggregate market value was computed by reference to the last sale price of the registrant’s Common Stock on the Nasdaq Capital Market on December 31, 2007.

As of September 5, 2008 there were 14,556,295 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain Portions of Registrant’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our expectations, plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "could," "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "goal," "forecast" and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will result or be achieved.

There may also be factors that are not presently known to us or that we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. Some of the risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements are described in the section entitled “Risk Factors” in Item 1A, and elsewhere in this Annual Report on Form 10-K. All forward-looking statements and projections attributable to us or persons acting on our behalf apply only as of the date of the particular statement, and are expressly qualified in their entirety by the cautionary statements included in this report and our other filings with the SEC. We undertake no obligation to publicly update or revise forward-looking statements, including any of the projections presented herein, to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

TABLE OF CONTENTS

PART I

Item 1.  Business

Overview

 We were originally incorporated in Florida in 1996, under the name Streicher Mobile Fueling, Inc. (“Streicher”). SMF Energy Corporation (the “Company”), a Delaware corporation, was formed in 2006 as a wholly-owned subsidiary of Streicher. In December 2006, the shareholders of Streicher approved changing the name of Streicher to SMF Energy Corporation and the reincorporation of Streicher in Delaware by merger into the Company. These actions were effectuated on February 14, 2007 by the merger of Streicher into the Company. Unless indicated otherwise, "the Company", "SMF," "we", "us" and "our" refer to SMF Energy Corporation and its subsidiaries.

We are a leading provider of petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunication and government services industries. We provide our services and products through 26 service locations in the ten states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

The broad range of services we offer our customers includes commercial mobile and bulk fueling; the packaging, distribution and sale of lubricants; integrated out-sourced fuel management; transportation logistics and emergency response services. Our fleet of custom specialized tank wagons, tractor-trailer transports, box trucks, and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems; and distributes a wide variety of specialized petroleum products, lubricants and chemicals to our customers. In addition, our fleet of special duty tractor-trailer units provides heavy haul transportation services over short and long distances to customers requiring the movement of over-sized or over-weight equipment and manufactured products.

Acquisitions

As part of our overall business strategy, we are pursuing growth through the acquisition of other companies and operations that offer services similar or complementary to ours. Through such acquisitions, we have expanded our services and products, enabling us to grow our margins and to position ourselves for profitable financial performance by consolidating operations and improving efficiencies.

We completed two acquisitions during 2005. In February 2005, we purchased substantially all of the assets and business operations of Shank C&E Investments, L.L.C. (“Shank Services”), a Houston, Texas based provider of commercial mobile and bulk fueling services, petroleum lubricants packaging and distribution, and heavy haul transportation services. In October 2005, we acquired H & W Petroleum Company, Inc. (“H & W”), a Houston based marketer and distributor of lubricants, commercial fuels and petroleum products. Immediately prior to our acquisition of H & W, H & W acquired the operating assets of Harkrider Distributing Company, Incorporated (“Harkrider”), a Houston based marketer and distributor of dry cleaning solvents, chemicals and petroleum products.

The prior operations of Shank Services, together with the historical operations of Streicher in the Texas markets, have now been integrated into the operations of H & W Petroleum Company.

These acquisitions significantly extended our presence in major Texas markets, provided a platform of growth in the southwest, and made us a leading distributor of both packaged and bulk branded lubricants and of other unbranded petroleum products and chemicals. They also expanded our commercial mobile and bulk fueling operations and strengthened our ability to provide emergency service and fuel delivery services in response to natural disasters, such as hurricanes, tropical storms, ice and snow storms, forest fires and earthquakes and other emergency situations.

Strategy

An objective of our business model is to become the leading “single source” provider of petroleum products and services to our target customers in the ten states in which we presently have operating locations, as well as expanding into additional markets in the Southeast, Mid-Atlantic, Mid-Continent and West Coast regions of the U.S. We seek to offer our customers a diversified package of quality and reliable petroleum products and service with 24 hour around the clock availability at competitive prices. To achieve this objective we plan to grow organically and through selective acquisitions.

Our organic growth strategy is focused on increasing market share in our existing operating locations and contiguous geographic areas. We seek market share expansion through a concentrated market penetration and sales program offering a broader line of products and services to both existing and prospective customers. We believe that the implementation of our enhanced corporate infrastructure, including the newly installed Enterprise Resource Planning (“ERP”) operating system, has enabled us to operate more efficiently and to reduce operating costs and administrative expenses. This new system has facilitated the consolidation of financial management reporting and analysis functions, improved management controls, and helped us comply with some of the requirements of the Sarbanes-Oxley Act of 2002.

With the completion of the ERP system we are now able to more effectively pursue acquisitions. Our acquisition strategy is focused on acquiring companies, assets and business operations that will complement or offer diversified opportunities for growth in the markets where we already have an established presence or that permit us to expand into new markets. We believe that carefully selected future acquisitions can provide us with increased market share, volume and margins. In addition, such acquisitions can enhance our operational and administrative efficiencies by helping us achieve greater economies of scale.

We evaluate our potential acquisitions based on factors such as:

•	market presence;

•	growth potential of product and service lines;

•	margin contribution;

•	impact on our competition;

•	customer loyalty and retention;

•	commitment of management and other personnel;

•	integration efficiencies and controls; and

•	transaction financing alternatives, among others.

We expect to fund future acquisitions primarily by raising additional capital. This capital may be in the form of equity, debt or a combination of both. While we expect to be able to satisfy these capital requirements, there is no assurance that we will be able to do so, and any failure to raise needed capital will impede the implementation of our growth strategy.

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

Packaging, Distribution and Sale of Lubricants, Other Petroleum Products and Chemicals

We distribute and sell a wide array of petroleum-based lubricants, including products such as gear oil, engine oil, heavy-duty motor oil, hydraulic oil, transmission oil, specialty high temperature grease and synthetic lubricants, from our Texas facilities. Our operations include the repackaging of lubricants purchased in bulk quantities and the blending of lubricant products to meet specific customer requirements. We also distribute dry cleaning solvents and other chemicals.

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

Operating Equipment

We operate a fleet of over 200 specialized commercial vehicles, including fueling and lubricant tank wagons, tractor trailer fuel and lubricant transports, lubricant delivery box trucks, flatbed vehicles and special heavy haul tractor-trailer units. Our custom commercial mobile fueling trucks have fuel carrying capacities ranging from 2,800 to 4,500 gallons and are equipped with multi-compartmented tanks. The fuel we deliver is acquired daily at local third-party petroleum terminal storage facilities. Each truck typically services between five and fifteen customer locations per night or day, on specified delivery routes. The driver of each truck also fuels the customer vehicles.

We also own over 800 fuel and lubricant storage tanks with total capacity in excess of 1.7 million gallons. These tanks include bulk storage tanks located at our facilities and portable tanks used for the temporary storage and dispensing of fuels and lubricants at customer job sites. We also deliver portable storage tanks to the customer’s job-site or other locations; and reposition, re-supply and maintain them as required, on a scheduled or on an as needed basis.

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

During the years ended June 30, 2008 and 2007, approximately 8.1% and 6.7% of our revenues, excluding petroleum product taxes, were derived from fleet fueling services provided to the United States Postal Service, our largest customer. We (including predecessor companies affiliated with our founders) have provided fueling services to the United States Postal service for over 14 years pursuant to a series of contracts, including our recently renewed and expanded agreement expiring in 2010. Although we do have some length of service written contracts with a few of our larger customers, these types of agreements are not customary in the fuel and lubricant distribution industry, and therefore, we do not have written contracts with the majority of our customers. Most of our customers can terminate our services at any time and for any reason and, correspondingly, we can discontinue service to those customers at any time. We may also discontinue service to a customer if changes in service conditions or other factors cause us not to reach our minimum targeted levels of volumes and margins, and we are unable to negotiate a satisfactory arrangement with the customer to reach our minimum financial requirements.

The Company bills for its petroleum and other products and services once they are delivered.  All sales are final upon delivery.  Once billed, we collect from our customers generally in 30 to 45 days.

Fuel and Lubricant Supply

We purchase the fuel delivered to our customers from multiple suppliers at daily market prices and in certain cases we qualify for discounts. We monitor fuel prices and trends in each of our service markets daily seeking to purchase our supply at the lowest prices and under the most favorable terms. More recently, however, the unprecedented increases in petroleum and fuel prices have dampened the demand for the services and goods provided by most of the transportation, manufacturing, services and other industries that comprise the majority of our customer base and have raised the fuel running costs of our own delivery fleet. These higher fuel prices have substantially increased the amount of short term credit that we need to obtain to cover the time between our payment for fuel to the suppliers and our receipt of payment from our customers. Our higher demand for credit has led to limitations on the availability of supplier credit and has increased our borrowing costs. We mitigate commodity price risk by purchasing and delivering fuel supplies daily and by generally utilizing cost-plus pricing when billing customers.

We purchase the majority of our lubricants primarily pursuant to a long-term supply agreement with Chevron who also offers marketing and financing assistance to our customers. Lubricants are distributed and sold in bulk, prepackaged or repackaged by us to meet customer needs. We price lubricant products on a cost plus basis. Traditionally, lubricants inventory was not subject to as significant of a market price volatility as fuel products, however, due to escalating petroleum prices, the prices of lubricants have been impacted.

We purchase chemicals from several key suppliers. Products are delivered to our location to be redistributed to our customers via company owned equipment. Chemical sales are done in truckload quantities, or in containers ranging from 5 gallons to 55 gallons.

Competition

We compete with other distributors of fuels, lubricants and other petroleum products, including several large regional distributors and numerous small independent operators. Our mobile fueling operations also compete with retail marketing outlets such as retail stations and other third-party service locations. We believe that the primary competitive factors affecting our market include price, ability to meet complex and technical services needs, dependability, extended credit terms, service locations, and the ability to provide fuel-management tools.

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

Employees

At June 30, 2008 and 2007, we employed 280, and 284 employees, of which 267 and 269 were full-time employees, respectively.

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

All of our filings with the SEC may be reviewed at the SEC’s website, www.sec.gov. They may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549.

Item 1A. Risk Factors

We are affected by a wide range of risk factors that could materially affect our business, results of operations and financial condition, and could therefore cause operating results to differ materially from those expressed in any forward-looking statements made by or on behalf of us elsewhere in this report. In addition, investors in our common stock and other securities also bear certain risks relating to those securities and the trading market for our common stock. Below are some of the material factors and risks that could affect our results of operations or the value of our securities:

No Assurance of Future Profitability; Losses from Operations; Need for Capital. We incurred net losses in each of the fiscal years ended June 30, 2008 and 2007. In order to generate profits in the future, we need to reduce interest expense, increase the volume of products and services sold at profitable margins, control costs and generate sufficient cash flow to support our working capital and debt service requirements. There is no assurance that we will be able to avoid net losses in the future or that we will be able to raise additional capital on acceptable terms if our capital needs cannot be satisfied by cash flow from operations. During fiscal 2008, we faced a number of challenges that required us to raise additional capital, including increased need for supplier credit in the face of historic increases in fuel prices, a general tightening of the credit markets and the need to meet Nasdaq requirements. In the future, we may need to raise additional capital to fund new acquisitions, the expansion or diversification of existing operations or additional debt repayment. While we believe that we will be able to obtain needed capital, there can be no assurance that we will do so or that it can be obtained on terms acceptable to us.

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

Interest Expense. A substantial portion of our net losses for the years ended June 30, 2008 and 2007 are attributable to the substantial interest burden borne by the Company, including $3.06 million of interest in fiscal 2008 and $3.73 million in 2007, compared to net losses of $6.77 million and $6.59 million, respectively, for those years. The majority of this interest is attributable to interest on our revolving bank debt and our August 2007 senior subordinated secured debt. If and to the extent that interest rates generally increase or we are otherwise required to bear higher interest rates for our future borrowings, our interest expense could increase, adversely affecting our results of operations and financial condition. Similarly, if we make one or more acquisitions or if we incur additional net losses in the future and are required to borrow funds to fund those acquisitions or offset those losses, the interest on the higher level of debt could have a detrimental effect on our results of operations and financial condition. Additionally, we are exposed to fluctuating interest rates associated with our line of credit.

Effect of Preferred Stock Issuance. On February 29, 2008, we issued 4,587 shares of our Series A Convertible Preferred Stock for approximately $2.5 million in cash and debt and on March 12, 2008, we issued 1,985 shares of our Series B Convertible Preferred Stock for approximately $1.8 million in debt. On August 15, 2008, we issued, 229 shares of Series C Convertible Preferred Stock for $149,000. Each share of Preferred Stock is convertible into 1,000 shares of our common stock. Because the quarterly dividends on the Preferred Stock were originally payable at eighteen percent (18%) per annum of the aggregate issue price of $4.4 million, initially dividends at 18% per annum would be $795,000 per year in dividends on the Preferred Stock, some of which would be reduced interest obligations on outstanding debt securities that were converted to Preferred Stock. While the dividend rate will be reduced to 12% per annum two weeks after notification to the Series A and Series B Preferred stockholders, and the aggregate annual dividend obligation to $530,000, because of our achievement of positive Earnings Before Interest, Taxes, Depreciation and Amortization for the past two consecutive fiscal quarters, the burden of paying even these lower dividends may, together with the interest and other debt service expenses on our revolving bank debt and our August 2007 senior subordinated secured debt, limit the amount of capital available to the Company and our ability to finance acquisitions and otherwise expand our operations. While we can require conversion of the preferred stock into common stock under certain limited circumstances, we can not predict when those circumstances will arise.

Acquisition Availability; Integrating Acquisitions. Our future growth strategy involves the acquisition of complementary businesses, such as wholesale fuel or petroleum lubricants marketers and distributors, wholesale fuel and other commercial mobile fueling companies, and transportation logistics services businesses. It is not certain that we will be able to identify or make suitable acquisitions on acceptable terms or that any future acquisitions will be effectively and profitably integrated into our operations. Acquisitions involve numerous risks that could adversely affect our operating results, including timely and cost effective integration of the operations and personnel of the acquired business, potential write downs of acquired assets, retention of key personnel of the acquired business, potential disruption of existing business, maintenance of uniform standards, controls, procedures and policies, additional capital needs, the effect of changes in management on existing business relationships, and profitability and cash flows generally.

Nasdaq Listing of Our Common Stock. Our common stock currently trades on the Nasdaq Capital Market under the symbol FUEL. While we consider the listing on Nasdaq to be a valuable attribute of our common stock and other securities, there can be no assurance that such listing will continue. During Fiscal 2008, our listing on Nasdaq came into question on two different grounds. On February 19, 2008, we received a letter from Nasdaq stating that we did not comply with the requirement of Nasdaq Marketplace Rule 4310(c)(3) requiring listed companies to have $2,500,000 in stockholders' equity. In response, on February 29, 2008, we issued 4,587 shares of Series A Convertible Preferred Stock for approximately $2.52 million in cash and debt and on March 12, 2008, we issued 1,985 shares of our Series B Convertible Preferred Stock for approximately $1.8 million in debt. These transactions increased our stockholders’ equity by approximately $4.2 million, permitting us to regain compliance with Rule 4310(c)(3). There is no assurance, however, that such compliance will continue indefinitely since any future net operating losses will reduce our stockholders’ equity and could cause us to again be in violation of Rule 4310(c)(3).

In addition, on December 28, 2007, we received notice from Nasdaq that, because the bid price of our common stock had closed below the minimum $1.00 per share requirement of Marketplace Rule 4310(c) for 30 consecutive business days, compliance with the $1.00 bid price requirement was required by June 25, 2008. When the bid price stayed below the minimum after that date, we filed an appeal to a Nasdaq Listing Qualifications Panel to prevent a delisting of our common stock. The hearing on the Company’s appeal was held on August 14, 2008. At the hearing, we asked the Panel for a temporary exception to the minimum bid price requirement to us time to complete a reverse stock split that would reduce the number of shares outstanding and, correspondingly, increase the stock price. On September 11, 2008, the Panel granted the extension of time until December 23, 2008. Under the terms of the extension, the Company must have a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days on or before December 23, 2008, and must otherwise maintain compliance with all other applicable Nasdaq listing standards. Moreover, while we expect that the reverse stock split, once in effect, would increase the trading price of the common stock above the $1.00 minimum bid price, there can be no assurance that the market price per post-split share will either exceed or remain in excess of the minimum for the sustained period of time necessary to ensure long term compliance with Nasdaq rules.

Effects of Nasdaq Delisting. If our common stock is delisted from Nasdaq, we believe that it would trade in the over-the-counter market on the OTC Bulletin Board (the “OTCBB”), which was established for trading the securities of reporting companies that do not meet the Nasdaq listing requirements. Because the OTCBB is generally considered less efficient than Nasdaq, it could be more difficult for an existing shareholder to sell shares of our common stock after a delisting from Nasdaq. On the OTCBB, trading volumes are typically lower, reporting of transactions can be delayed, and coverage of the Company by securities analysts and news media, which is already limited, may be reduced. In turn, these factors could result in lower prices for our common stock or larger “spreads” between the “bid” and “ask” prices quoted by market makers for shares of the Common Stock, either of which could reduce the prices available for sales of our common stock by existing shareholders.

Delisting from Nasdaq could also impair the Company’s ability to raise additional capital through equity or debt financing since Nasdaq listed securities are typically viewed as more liquid than securities that are not traded on a national securities exchange. In addition, if delisting does cause lower prices for our common stock, it could then cause an increase in the ownership dilution to shareholders when the Company issues equity securities in financing or other transactions. The price at which we issue shares in such transactions is generally based on or related to the market price of our common stock, so a decline in the market price could result in the need for us to issue a greater number of shares to raise a given amount of funding or to acquire a given dollar value of goods or services.

In addition, if our common stock is not listed on Nasdaq, we may become subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) because our common stock may be classified as a “penny stock” under Exchange Act Rule 3a51-1. That rule imposes additional sales practice requirements on broker-dealers who sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and may impair the ability of our shareholders to sell their common stock in the secondary market. Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities. Also, institutional investors will usually not invest in low-priced securities (other than those which focus on small-capitalization companies or low-priced securities). For these reasons, a classification of our common stock as a “penny stock” under Rule 3a51-1 would probably adversely affect the liquidity and the value of that stock.

Finally, if our common stock was no longer listed on Nasdaq or any other national securities exchange, we could no longer use the SEC’s short form registration forms, such as Form S-3, to register shares of our common stock under the Securities Act of 1933 but would have to instead use the longer registration forms, such as Form S-1. While the negative impact of long form registration has been reduced by recent SEC rule changes permitting most purchasers of stock in unregistered offering to freely resell their securities six months after the purchase under Rule 144, long form registration would probably require more time, effort and expense, and may in turn limit the value of our common stock

Price Depreciation After Reverse Stock Split. The long term efficacy of a reverse stock split in maintaining compliance with Nasdaq’s minimum bid price requirement is uncertain. While the short-term result of a reverse stock split can be reasonably predicted, the long-term consequences are more difficult to confirm. The price of our common stock is likely to be affected by our performance and by general market and economic conditions that cannot be predicted or evaluated by the Board of Directors at this time. Accordingly, even if the reverse stock split is successful in reestablishing compliance with Nasdaq’s minimum bid price requirement and we meet the stockholders’ equity and other requirements needed to maintain our Nasdaq listing, there is no assurance that the aggregate market value of our common stock will be greater after a reverse stock split than it would have been without ever effecting a reverse stock split.

Volatility of Trading Market for Our Stock. During the past few years, our stock has sometimes traded in large daily volumes and other times at much lower volumes, in many cases at wide price variances. This volatility, which could make it difficult for shareholders to sell shares at a predictable price or at specific times, is generally due to factors beyond our control. Quarterly and annual operating results, changes in general conditions in the economy, the financial markets or other developments affecting us could also cause the market price of our common stock to fluctuate. The market price of our common stock may be affected by various other factors unrelated to the number of shares outstanding after the reverse stock split, including our future performance and general market conditions.

Need to Maintain Effective Internal Controls. In fiscal 2006, our management identified significant deficiencies related to policies and procedures to ensure accurate and reliable interim and annual consolidated financial statements that, considered together, constituted a material weakness in our internal controls. Even though we have taken the necessary steps to correct the identified material weakness and have not identified any material weakness for fiscal 2008, it is possible that, considering our size, our limited capital resources and our need to continue to expand our business by acquisitions and diversification, we may identify another material weakness in our internal controls in the future. Moreover, even if we do not identify any material weakness or significant deficiencies, our internal controls may not prevent all potential errors or fraud because any control system, no matter how well designed, cannot provide absolute assurance that the objectives of the control system will be achieved.

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

Fuel Pricing and Supply Availability; Effect on Profitability. Diesel fuel and gasoline are commodities that are refined and distributed by numerous sources. We purchase the fuel delivered to our customers from multiple suppliers at daily market prices and in some cases qualify for certain discounts. We monitor fuel prices and trends in each of our service markets on a daily basis and seek to purchase our supply at the lowest prices and under the most favorable terms. Commodity price risk is generally mitigated since we purchase and deliver our fuel supply daily and generally utilize cost-plus pricing when billing our customers. If we cannot continue to utilize cost-plus pricing when billing our customers, margins would likely decrease and losses could increase. We have not engaged in derivatives or futures trading to hedge fuel price movements. In addition, diesel fuel and gasoline may be subject to supply interruption due to a number of factors, including natural disasters, refinery and/or pipeline outages and labor disruptions. Limitations on the amount of credit available from suppliers has become a more significant issue for us in light of the dramatic increases in the price of fuel and other petroleum products over the past year. As a result, increasing the availability of short term credit for fuel purchases has been one of the principal motivations for raising new capital since the historic price escalation began in late 2007. Irrespective of the reason, any reduction of the availability of fuel supplies could impact our ability to provide mobile fueling, commercial bulk fueling, and emergency response services and impact profitability.

Risks Associated with Customer Concentration; Absence of Written Agreements. Although we provide services to many customers, a significant portion of our revenue is generated from a few of our larger customers. Sales to our largest customer, the United States Postal Service, represents 8.1% of our total revenue in fiscal 2008. While we have formal, length of service written contracts with some of these larger customers, such agreements are not customary and we do not have them with the majority of our customers. As a result, most of our customers can terminate our services at any time and for any reason, and we can similarly discontinue service to those customers. We may also discontinue service to a customer if changes in the service conditions or other factors cause us not to meet our minimum level of margins and rates, and the pricing or delivery arrangements cannot be re-negotiated. As a result of this customer concentration and the absence of written agreements, our business, results of operations and financial condition could be materially adversely affected if one or more of our larger customers were lost or if we were to experience a high rate of service terminations of our other customers.

Effect of Reduced Fuel Usage. The dramatic increases in fuel prices over the past year have caused businesses, including many of our customers, to take steps to reduce the amount of fuel that they consume in their operations by driving fewer miles or, in some case, using higher mileage or alternative fuel vehicles. In turn, these reductions have reduced the volumes delivered by us to those customers. If higher prices persist, it is likely that these and other customers’ fuel usage will continue to decline, requiring us to obtain additional customers to replace the lost volume. If we cannot replace the lost volume with new customers, our revenues and results of operation will be negatively affected.

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

Operating Risks May Not Be Covered by Insurance. Our operations are subject to the operating hazards and risks normally incidental to handling, storing and transporting diesel fuel and gasoline, which are classified as hazardous materials. We maintain insurance policies in amounts and with coverages and deductibles that we believe are reasonable and prudent. There can be no assurance, however, that our insurance will be adequate to protect us from liabilities and expenses that may arise from claims for personal and property damage arising in the ordinary course of business, including business interruption; that we will be able to maintain acceptable levels of insurance; or that insurance will be available at economical prices.

Governmental Regulation. Numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment and worker safety, affect our operations. There can be no assurance that we will be able to continue to comply with existing and future regulatory requirements without incurring substantial costs or otherwise adversely affecting our operations.

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

In addition, we own truck yard and office space in Tampa, Florida. We also lease truck yard and office space for 14 locations specified below, primarily under 1 to 5 year leases which include lease renewal options. We believe that our facilities are adequate for our current needs.

Location	Lease Expiration

Bloomington, California	7/15/2010

Gardena, California	7/15/2009

Jacksonville, Florida	8/31/2015

Orlando, Florida	11/1/2009

Port Everglades, Florida	5/31/2009

Doraville, Georgia	12/31/2008

Gonzales, LA	9/30/2009

Freeport, Texas	9/30/2010

Ft. Worth, Texas	12/31/2008

Houston, Texas	9/30/2010

Lufkin, Texas	9/30/2010

Selma, Texas	12/31/2013

Temple, Texas	12/31/2008

Waxahachie, Texas	9/30/2010

Item 3.  Legal Proceedings

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of June 30, 2008. However, based on management’s knowledge at the time of this filing, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2008.

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

	Common Stock
	High	Low

Year Ended June 30, 2008
1st quarter	$1.62	$1.20
2nd quarter	$1.36	$0.62
3rd quarter	$1.03	$0.40
4th quarter	$1.03	$0.53

Year Ended June 30, 2007
1st quarter	$3.42	$1.90
2nd quarter	$1.90	$1.35
3rd quarter	$1.83	$1.46
4th quarter	$2.07	$1.47

On June 30, 2008, the closing price of the common stock was $0.60 per share. As of September 5, 2008 there were 71 holders of record of our common stock and over 1,000 beneficial owners of our common stock.

Dividends

We have never declared or paid any dividends on our common stock. The payment of dividends on our common stock, if any, is within the discretion of the Board of Directors and will depend upon our earnings, our capital requirements and financial condition and other relevant factors. The Board of Directors does not intend to declare dividends in the foreseeable future and intends to retain any future earnings for use in our business operations.

Dividends on Series A and Series B Preferred Stock are paid when and if declared by the Board of Directors but only out of funds that are legally available each quarter at the rate of eighteen percent (18%) per annum of the sum of the originally issue price per share. Once the Company achieves positive Earnings Before Interest, Taxes and Amortization (“EBITDA”) for two consecutive quarters, which it did as of the quarter ended June 30, 2008, the dividend rate will decrease to 12% per annum effective two weeks after notice of such change is transmitted to the holders of the Series A and Series B Preferred Stock. The Company will notify the holders of the Preferred Stock immediately after the filing of this Form 10-K.

During fiscal 2008, the Company declared cumulative dividends from the original date of issuance until June 30, 2008 of $152,000 and $97,000 per share on the outstanding Series A and Series B Preferred Stock, respectively.

Equity Compensation Plan Information

The Company’s equity compensation plan information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2008 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

Issuer Purchases of Equity Securities

None.

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

(in thousands, except net margin per gallon and per share data)

	Year Ended June 30,
	2008 (4)	2007	2006	2005	2004 (4)
Selected Income Statement Data:
Total revenue	$260,689	$229,769	$248,699	$133,563	$89,110
Gross profit	$12,912	$12,631	$12,409	$6,588	$4,298
Selling, general and administrative expense	$14,881	$15,836	$13,262	$6,145	$4,394
Operating (loss) income	$(1,969)	$(3,205)	$(853)	$443	$661
Interest expense and other income, net	$3,051	$3,384	$4,025	$1,903	$1,361
Loss on extinguishment of promissory notes (6)	$1,749	$-	$-	$-	$-
Net loss	$(6,769)	$(6,589)	$(4,878)	$(1,460)	$(698)

Share Data:
Net loss	$(6,769)	$(6,589)	$(4,878)	$(1,460)	$(698)
Less: Preferred stock dividends	(249)	-	-	-	-
Net loss attributable to common shareholders	$(7,018)	$(6,589)	$(4,878)	$(1,460)	$(698)
Basic and diluted net loss per share attributable to common shareholders	$(0.49)	$(0.57)	$(0.50)	$(0.19)	$(0.10)
Basic and diluted weighted average common shares outstanding	14,467	11,509	9,819	7,857	7,261

As of June 30,
2008	2007	2006	2005	2004
Selected Balance Sheet Data:
Cash and cash equivalents	$48	$987	$4,103	$4,108	$2,708
Accounts receivable, net	$30,169	$25,442	$24,345	$14,129	$8,280
Restricted cash	$69	$1,145	$-	$-	$-
Line of credit payable	$19,789	$17,297	$15,612	$4,801	$4,919
Long-term debt (including current portion)	$8,794	$10,250	$13,136	$11,141	$5,558
Shareholders’ equity	$3,052	$4,114	$5,540	$6,838	$5,348
Total Assets	$46,984	$43,925	$48,114	$30,125	$20,018
Financial and Statistical Information:
EBITDA (1)	$1,240	$252	$1,781	$2,278	$1,983
Net Margin (2)	$14,354	$14,333	$14,076	$8,055	$5,428
Net Margin per gallon (in dollars) (3)	$0.194	$0.169	$0.149	$0.121	$0.099
Total Gallons	73,871	84,899	94,261	66,427	54,594

Year Ended June 30,
2008 (4)	2007	2006	2005	2004 (4)
Non-GAAP Measure Reconciliation, EBITDA Calculation:
Net loss	$(6,769)	$(6,589)	$(4,878)	$(1,460)	$(698)
Add back:
Interest expense (5)	3,060	3,727	4,025	1,903	1,361
Depreciation and amortization expense:
Within cost of sales and SG&A	2,696	2,623	2,123	1,835	1,320
Amortization of stock compensation expense	504	491	511	-	-
Loss on extinguishment of promissory notes (6)	1,749	-	-	-	-
Subtotal	8,009	6,841	6,659	3,738	2,681
EBITDA	$1,240	$252	$1,781	$2,278	$1,983

(1)
EBITDA is earnings before interest, taxes, depreciation and, amortization expense, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. To the extent that loss on extinguishment of promissory notes constitutes the recognition of previously deferred interest, it is considered interest expense for the calculation of certain interest expense amounts.

(2)	Net margin = Gross profit plus cost of sales depreciation
(3)	Net margin per gallon = Net margin divided by total gallons sold
(4)
Net loss and EBITDA for the year ended June 30, 2004, included a $757,000 gain on extinguishment of debt. Net loss and EBITDA for the year ended June 30, 2008, included a $1.7 million loss on extinguishment of promissory notes.

(5)
The year ended June 30, 2006 included $472,000 in interest expense to write-off debt discounts and deferred debt costs and a prepayment penalty related to the warrants issued on June 30, 2006, to convert a portion of the August 2003, January 2005, and September 2005 Notes.

(6)
The year ended June 30, 2008 included $1.7 million as loss on extinguishment of promissory notes to write-off debt discounts and deferred debt costs, a prepayment penalty and a gain on extinguishment related to the August 2007 refinancing of debt and the exchange of the November 2007 note and a portion of the August 2007 note into Series A and Series B Preferred Stock. To the extent that loss on extinguishment of promissory notes constitutes the recognition of previously deferred interest, it is considered interest expense for the calculation of EBITDA and certain interest expense amounts.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and related notes included in Part III of this Form 10-K, commencing on page F-1.

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

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We caution readers of this report that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. In addition to the Risk Factors included in Part 1, Item 1A, of this report, the inaccuracy of any of the following assumptions could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	the avoidance of future net losses;

•	the avoidance of adverse consequences relating to our outstanding debt;

•	our continuing ability to pay interest and principal on our debt instruments, and to pay our accounts payable and other liabilities when due;

•	our continuing ability to comply with financial covenants contained in our credit agreements;

•	our continuing ability to obtain all necessary waivers of covenant violations, if any, in our debt agreements;

•	our ability to pay our dividend on our Preferred Stock;

•	the avoidance of significant provisions for bad debt reserves on our accounts receivable;

•	the continuing demand for our products and services at competitive prices and acceptable margins;

•	the avoidance of negative customer reactions to new or existing marketing strategies;

•	the avoidance of significant inventory reserves for slow moving products;

•	our continuing ability to acquire sufficient trade credit from fuel and lubricants suppliers and other vendors;

•	our continuing ability to obtain fuel supply in all markets in the event of product outages or shortages of supply;

•	the successful integration of acquired companies into our existing operations, and enhancing the profitability of the integrated businesses;

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

OVERVIEW

Our Business

We are a leading provider of petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries. At June 30, 2008, we were conducting operations through 26 service locations in the ten states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

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

Executive Summary

The following is a summary discussion of our financial results in fiscal 2008 and our execution on several core strategies that impacted results of operations in fiscal 2008 and the fourth quarter ended June 30, 2008:

•
In fiscal 2008, we had a net loss of $6.8 million. These results include $5.1 million in non-cash charges, such as depreciation and amortization of fixed assets, debt costs, debt discounts, and amortization of stock compensation expense, provision for allowance for doubtful accounts, and a loss on extinguishments of debt. The net loss also includes $2.7 million in stated interest expense associated with servicing our debt, $888,000 in non-legal public company costs, and $583,000 in legal expenses.

•
The net margin in fiscal 2008, 2007 and 2006 was $14.4 million, $14.3 million and $14.1 million on 74 million, 85 million and 94 million gallons sold, resulting in net margin per gallon of 19.4 cents, 16.9 cents, and 14.9 cents, respectively. The net margin in fiscal 2008 improved slightly over fiscal 2007 despite a decrease of 11 million gallons of petroleum products sold over the same period. The net margin in fiscal 2008 was higher on 74 million gallons than the net margin in fiscal 2006 when we sold 94 million gallons, a decrease of 20 million gallons over two years. These continued higher net margins on lower volumes are the direct result of the integration of our 2005 acquisitions with our new ERP system and utilizing our margin control tools to eliminate non-contributory lower margin business. Such elimination allows for increased capacity of our fleet and for personnel to be deployed for emergency response business as needed.

•
We achieved improvements in our operating results as reflected through our net loss, EBITDA and net margin per gallon when compared to our most recent sequential quarterly results. Specifically, EBITDA improved $664,000 from the second quarter to the third quarter of fiscal 2008 and $877,000 from the third quarter to the fourth quarter of fiscal 2008, due to improvements in net margins. Additionally, EBITDA improved $1.0 million from the fourth quarter of fiscal 2007 to the fourth quarter of fiscal 2008, due to improvements in net margins and reduction of our selling, general and administrative costs. Our volumes have stabilized over the last two quarters primarily due to the addition of new customers as they seek to control their fuel costs and the stabilization of demand of existing customers. The results for operating income show an upward trend. We ended the year with operating income of $445,000 for the fourth fiscal quarter of 2008, compared to an operating loss of $1.0 million for the fourth quarter of 2007.

The following chart presents certain operating results for the last six sequential quarters (in thousands, except net margin per gallon):

	For the three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2007	2007	2007	2007	2008	2008

Revenues	$51,817	$57,526	$55,497	$58,994	$64,162	$82,036
Gross profit	$2,478	$2,921	$3,182	$2,565	$2,875	$4,290
Selling, general and administrative	4,077	3,950	3,803	3,788	3,445	3,845
Operating (loss) income	(1,599)	(1,029)	(621)	(1,223)	(570)	445
Interest expense and other income, net	(1,019)	(585)	(757)	(763)	(720)	(811)
Loss on extinguishment of promissory notes	-	-	(1,641)	-	(108)	-
Net loss	$(2,618)	$(1,614)	$(3,019)	$(1,986)	$(1,398)	$(366)

EBITDA	$(787)	$127	$196	$(387)	$277	$1,154

Net margin	$2,915	$3,307	$3,569	$2,945	$3,228	$4,611
Net margin per gallon	$0.14	$0.17	$0.19	$0.16	$0.18	$0.24
Gallons sold	20,407	19,678	18,695	18,050	18,102	19,024

EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. To the extent that loss on extinguishment of debt constitutes the recognition of previously deferred interest, it is considered interest expense for the calculation of certain interest expense amounts. We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.

The following chart reconciles EBITDA to the net loss for each of the six quarterly periods presented above (in thousands):

	For the three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2007	2007	2007	2007	2008	2008

Net loss	$(2,618)	$(1,614)	$(3,019)	$(1,986)	$(1,398)	$(366)
Add back:
Interest expense	1,023	919	778	782	780	720
Depreciation and amortization expense:
Within cost of sales	436	386	388	380	353	321
Within selling, general and administrative expenses	219	249	282	304	311	357
Amortization of stock compensation expense	153	187	126	133	123	122
Loss on extinguishment of promissory notes	-	-	1,641	-	108	-
EBITDA	$(787)	$127	$196	$(387)	$277	$1,154

•
Earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP measure, for fiscal 2008 were $1.2 million compared to $252,000 for fiscal 2007. The primary reason for the $988,000 increase was the decrease in selling, general and administrative expenses discussed above.

•
As petroleum prices continue to soar during 2008 exceeding $5.00 per gallon, including taxes, the Company’s receivables increased in line with these increasing fuel prices. Notwithstanding these higher prices, the days sales outstanding decreased from 37 days at June 30, 2007 to 30 days at June 30, 2008.

•
During fiscal 2008, we reduced our outstanding promissory notes by $2.4 million. The reduction in fiscal 2008 was partially due to the issuance of new senior secured convertible subordinated debt, proceeds which were used to reduce the principal outstanding and to refinance the secured promissory notes issued in August 2003, January 2005 and September 2005 with new senior secured convertible subordinated notes. In the third quarter of 2008, we reduced our debt by exchanging $1.75 million of the senior secured convertible subordinated debt with shares of non-redeemable preferred stock. In the third quarter of 2008, our debt was reduced, as the holders of the November 2007 notes, the short-term promissory notes, exchanged the entire $2.0 million principal balance into preferred stock. In addition to the exchange of debt, we raised $516,000 in cash, in the third quarter of fiscal 2008, from selling shares of preferred stock to a small group of investors, including some of the Company’s officers.

•
We entered into amendments to the line of credit with our principal lender to extend to the current maturity of July 1, 2009, and modified certain financial covenants. We believe that this extension will enable us to continue to meet the working capital needs of our business.

•
During fiscal 2008, our fleet was upgraded through the purchase of $1.22 million in newer and under warranty equipment, thus reducing current and future repair and maintenance costs. The proceeds used for the purchase derived from the equipment sold in fiscal 2007.

•
Financial results from our commercial mobile and bulk fueling services continue to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved. We experienced a 13% gallon reduction in fiscal 2008 year compared to 2007 primarily because of lower volumes demanded by some of our existing customers in response to higher fuel prices and a weakening economy, the elimination of lower margin customers and our pursuit of business with higher net margin contributions.

•
Escalating fuel prices and the resulting lower demand from our customers have continued to impact our results of operations. While fuel price fluctuations have always affected our revenues, our gross profits were historically not affected since we were able to pass on the increased market cost of the product to our customers. More recently, however, the increases in petroleum and fuel prices have dampened the demand for the services and goods provided by much of our customer base and have increased the fuel running costs of our own delivery fleet. In addition, the higher fuel prices have substantially increased the amount of short-term credit that we need to obtain to cover the time between payment for fuel to the suppliers and our receipt of payment from our customers. Our higher demand for credit has caused new and pre-existing limitations on supplier credit, some of which may be attributable to the sub prime credit problems facing many financial institutions, to become a negative factor in our business by increasing our borrowing costs.

•
Increasing the overall size of the Company while diversifying the services and products we offer to the industry are integral to the execution of our strategic business plan and critical to the utilization of the infrastructure and systems that we now have in place. We believe that this infrastructure and these systems are today unique in the industry and give us the ability to rapidly and effectively integrate operations and gain efficiencies. To this end, we are actively pursuing acquisition opportunities that we believe would meet our goals.

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

Comparison of Year Ended June 30, 2008 (“fiscal 2008”) to Year Ended June 30, 2007 (“fiscal 2007”)

Revenues

Revenues were $260.7 million in fiscal 2008 compared to $229.8 million in fiscal 2007, an increase of $30.9 million or 13%, as a result of the increases in prices per gallon of petroleum products. Market fuel prices have increased approximately 45% in fiscal 2008 compared to last year. Price variances resulted in an increase of $60.8 million in revenues, partially offset by a $29.9 million decrease in revenues due to a 13% reduction in gallons sold compared to the prior year. We believe that the lower sales volume is largely the result of the contraction of the national economy, particularly as it is impacting the industries and geographic locations we serve, as well as some of our customers’ efforts to reduce their fuel consumption in light of substantially higher fuel prices. In addition, the decrease in volume is due to our decision to reduce business with net margin contributions below acceptable levels as well as lower emergency response services this year.

Gross Profit

Gross profit was $12.9 million in fiscal 2008 compared to $12.6 million in fiscal 2007, an increase of $281,000 or 2%. The increase was primarily due to our emphasis on concentrating in higher margin business. The net margins per gallon for fiscal 2008 and 2007 were 19.4 cents and 16.9 cents, respectively. While there can be no assurance that the gross profit and net margin trends will not decrease in the future as a result of increased competition, customer resistance to higher prices for our services or reduction in emergency response services, the Company believes that these recent positive trends will continue and that operating results will continue to improve for the foreseeable future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.9 million in fiscal 2008 compared to $15.8 million in fiscal 2007, a decrease of $955,000 or 6%. This decrease is attributable to the following (in thousands):

Reduction in SG&A costs primarily personnel expenses as system efficiencies are gained and acquired companies are integrated	$(559)

Legal fees related to public company costs and other general matters	(312)

Non-legal public company compliance	(294)

Provision for doubtful accounts and collection fees	(268)

Reduction in facilities expenses related to the integration of certain Texas locations	(83)

Increase in SG&A depreciation primarily related to ERP system implementation	331

Increase in credit card fees due to the continuing escalating fuel prices	133

Other, net	97

Total decrease	$(955)

Interest Expense

Interest expense was $3.1 million in fiscal 2008 compared to $3.7 million in fiscal 2007, a decrease of $667,000 or 18%. The decrease was primarily due to lower non-cash deferred debt costs and discounts amortization as a result of the August 2007 refinancing of the promissory notes issued in August 2003, January 2005 and September 2005.

The components of interest expense are as follows (in thousands):

	Year Ended
	June 30,
	2008	2007
Stated Rate Interest Expense:
Line of credit	$1,267	$1,212
Long term debt	1,270	1,363
Other	125	64
Total stated rate interest expense	2,662	2,639

Non-Cash Interest Amortization:
Amortization of deferred debt costs	318	342
Amortization of debt discount	80	746
Total amortization in interest expense	398	1,088

Total interest expense	$3,060	$3,727

Other Income, Net

Other income, net was $9,000 in fiscal 2008 compared to $343,000 in fiscal 2007, a decrease of $334,000 or 97%. The decrease was primarily due to $246,000 lower gain on sale of assets in fiscal 2008 than in fiscal 2007, and an additional other expense of $104,000 in fiscal 2008 related to legal costs incurred related to the acquisition of H & W.

Loss on Extinguishment of Promissory Notes

We have recorded a loss on extinguishment of promissory notes of $1.7 million. The loss is related to write offs of costs and gain realized as a result of the August 2007 refinancing of our outstanding secured promissory notes issued on August 2003, January 2005 and September 2005 with new senior secured convertible subordinated notes, and the exchange of $3.75 million of the debt of the November 2007 Notes and a portion of the August 2007 Notes into Series A and Series B Preferred Stock.

The following summarizes the components of the net loss on extinguishment of promissory notes that the Company recorded in its consolidated statements of operations during fiscal 2008 (in thousands):

Year Ended
June 30, 2008
Write offs of costs and gain related to the refinancing of the August 2003, January 2005 and September 2005 Notes:
Unamortized debt costs	$443
Unamortized debt discounts	978
Cash pre-payment penalty	270
Gain on extinguishment	(50)
Write off of unamortized debt costs related to the exchanged November 2007 Notes for Preferred Stock Series A	24
Write offs related to exchanged August 2007 Notes for Preferred Stock Series B:
Unamortized debt costs	69
Unamortized debt discounts	15
Loss on extinguishment of promissory notes, net	$1,749

Income Taxes

No income tax expense was recorded for fiscal 2008 or fiscal 2007. The net operating loss carryforward at June 30, 2008 was $29.8 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.

Net Loss

Net loss was $6.8 million in fiscal 2008, compared to $6.6 million in fiscal 2007. The $180,000 increase in net loss resulted primarily from the loss on extinguishment of promissory notes of $1.7 million discussed above. The increase in net loss was partially offset by a decrease of $955,000 in selling, general and administrative costs, primarily attributable to improvements in the integration of the H&W and Shank acquisitions and lower personnel costs stemming from efficiencies gained from our new Enterprise Resource Planning (“ERP”) system. Additionally, interest expense decreased $667,000 as a result of a decrease in non-cash interest amortization expense related to the August 2007 refinancing of the secured promissory notes issued on August 2003, January 2005 and September 2005 with new senior secured convertible subordinated notes.

EBITDA – Non-GAAP Measure

As noted above, EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. To the extent that loss on extinguishment of debt constitutes the recognition of previously deferred interest, it is considered interest expense for the calculation of certain interest expense amounts.  We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.

EBITDA was $1.2 million in fiscal 2008 compared to $252,000 in fiscal 2007, an increase of $988,000. The increase in EBITDA is the result of the decrease in selling, general and administrative expenses excluding depreciation and amortization.

Reconciliation of EBITDA for fiscal 2008 and 2007 is as follows (in thousands):

	Years Ended June 30,
	2008	2007

Net loss	$(6,769)	$(6,589)
Add back:
Interest expense	3,060	3,727
Depreciation and amortization expense:
Cost of sales	1,442	1,702
Selling, general and administrative expenses	1,254	921
Stock-based compensation amortization expense	504	491
Loss on extinguishment of promissory notes	1,749	-
EBITDA	$1,240	$252

Capital Resources and Liquidity

At June 30, 2008 and 2007, we had total cash and cash availability of $1.9 million and $2.8 million, which consisted of cash and cash equivalents of $48,000 and additional cash availability of $1.8 million through our line of credit. The principal decrease from last year's cash and cash availability was due to the placement of $1.35 million in supplier letters of credit. As of September 10, 2008, our cash and cash availability was approximately $2.0 million. We are able to draw on our line of credit on a daily basis subject to debt covenant requirements.

Since fiscal year 2005, we have made significant investments in implementing our growth acquisition strategy. In fiscal 2005 and 2006, we acquired two new companies. Our efforts to consolidate and integrate these acquisitions were delayed due to the ERP system development and we incurred additional costs that have reduced our cash availability. During the same period of time, our cash resources were reduced by the expenditures for development of our new, enhanced, corporate infrastructure, including the operating, accounting and information management system, which was substantially completed in the fourth quarter of fiscal 2007.

The escalating fuel prices over the past twelve months have adversely affected our capital resources. Historically, while we generally avoided the impact of higher fuel prices by passing along the higher prices to our customers, the higher costs for operating our own delivery fleet and the decreased demand for the services and goods provided by most of our customer base, and in turn, those customers’ demand for fuel, have had an indirect effect on our profitability. In addition, the drastic increase in fuel prices over the last twelve months has substantially increased the amount of short-term credit that we need to obtain from our suppliers of fuel. Our higher demand for credit has led to limitations on the supplier credit available to us and has increased our costs of obtaining that credit, adversely affecting our profitability.

We initially addressed the limitations on supplier credit by obtaining short-term notes from a limited number of investors in November 2007, which we used for credit enhancements in those markets where our credit was most limited. These notes were subsequently exchanged for Series A Preferred Stock in February 2008, which strengthened our balance sheet and helped us achieve compliance with listing standards of the Nasdaq Stock Market. We also believe that the exchange of the November 2007 notes for Series A Preferred Stock and the March 2008 exchange of $1.75 million in senior secured promissory notes for Series B Preferred Stock, has improved our access to supplier credit. Nevertheless, with the continuing higher fuel prices and our resulting need for additional supplier credit, the availability of short term credit for fuel purchases remains an important issue for us. See Adequacy of Capital Resources below for further discussion.

Sources of Cash

Debt Financing and Equity Offerings

We have a $25 million line of credit facility with a national financial institution, which permits us to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined. Outstanding letters of credit reduce the maximum amount available for borrowing. Our line of credit finances the timing difference between petroleum product purchases payable generally in 10 to 12 days from date of delivery and the collection of receivables from our customers, generally in 30 to 45 days from date of delivery.

Interest is payable monthly at prime plus 0.75% through September 30, 2008, and may increase up to prime plus 2.75% after such date based on the Company meeting certain fixed charge coverage ratios. At June 30, 2008 the interest rate was 5.75%. Outstanding borrowings under the line of credit are secured by substantially all of our assets other than our truck fleet and related equipment. The maturity date of the line of credit is July 1, 2009.

During fiscal 2008, we obtained letters of credit for an aggregate amount of $1.35 million to obtain better purchasing terms and pricing than was then available in certain markets. The letters of credit have twelve-month expirations and renew automatically. No amounts have been drawn on any of the letters of credit, however, as described above, outstanding letters of credit reduce our cash availability under our line of credit facility.

As of June 30, 2008 and June 30, 2007, we had outstanding borrowings of $19.8 million and $17.3 million, respectively, under our $25.0 million line of credit. The line of credit is classified as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreement” due to certain provisions in the agreement providing for subjective acceleration rights and requiring the Company to maintain a lockbox arrangement whereby cash deposits are automatically utilized to reduce amounts outstanding under the line of credit. Based on eligible receivables and inventories, and letters of credit outstanding at June 30, 2008 and 2007, we had $1.8 million and $1.8 million, respectively, of cash availability under the line of credit.

In addition to obtaining funds through the line of credit, we have obtained funds through the issuance of promissory notes, common stock, preferred stock and warrants to purchase our common stock. In August 2003, we raised $6.9 million from the issuance of five-year 10% promissory notes (the “August 2003 Notes”) and warrants to purchase 2,008,250 shares of our common stock. We used the net proceeds for general working capital purposes. In January 2005, we raised $6.1 million from the issuance of five-year 10% promissory notes (the “January 2005 Notes”) and four-year warrants to purchase 1,006,500 shares of our common stock. The funding provided by the January 2005 Notes was used for the Shank Services acquisition and for other general corporate purposes. On September 1, 2005, we issued $3.0 million in 10% five-year Senior Secured Notes (the “September 2005 Notes”) and four- year warrants to purchase 360,000 shares of our common stock. These notes were issued in order to fund the H & W acquisition, to develop our operations and for general working capital purposes. In August 2007, these notes were satisfied with proceeds from a new senior secured convertible subordinated debt and equity offering, discussed below.

On February 15, 2007, we completed a $3.3 million private placement offering of unregistered shares of common stock and common stock purchase warrants to a group of qualified institutional buyers and accredited investors. As a result of this transaction, we issued 2,119,100 shares of common stock at an exercise price of $1.52 per share and warrants to purchase 423,800 shares of common stock at an exercise price of $1.52 per share. The net proceeds of the offering were approximately $2.9 million, net of costs of issuance of $364,000 and were used for the repayment of $732,000 of principal on our August 2003 Notes. The remainder of the proceeds were used for general working capital purposes.

Previously, on June 30, 2006, we issued 1,057,283 non-detachable warrants (the “Conversion Warrants”), exercisable for 90 days to certain note holders of the August 2003 Notes and the January 2005 Promissory Notes, by which those note holders could exchange up to $2.6 million of existing August 2003 and January 2005 Notes for the purchase of shares of our common stock at an exercise price of $2.54 per share, the closing market price on the date of the agreement. By subsequent amendments, the exercise period of the Conversion Warrants was extended to March 31, 2007, and the exercise price was lowered to $1.52 per share, the market price on the date of the amendment. On March 29, 2007, we further amended the agreements extending the exercise period of the warrants to June 30, 2007.

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

On August 8, 2007, we sold $11.8 million in debt and equity securities (the “August 2007 Offering”). We used a portion of the proceeds to satisfy the balance of our outstanding secured promissory notes issued in August 2003, January 2005, and September 2005, and to lower the total senior secured convertible subordinated debt from $11.2 million to $10.6 million. As a result of this transaction, we recognized $1.6 million in loss on extinguishment of promissory notes. The loss was the result of the write-off of unamortized debt discounts of $978,000, the write-off of debt costs of $443,000, a pre-payment penalty of $270,000, which was incurred due to the satisfaction of the notes prior to their maturity dates, partially offset by a gain of $50,000 due to the excess of the carrying value of the notes over the extinguishment price.

In the August 2007 Offering, we sold $10.6 million in 11½% senior secured convertible subordinated promissory notes maturing December 31, 2009 (the “August 2007 Notes”), including $5.7 million sold to new institutional and private investors and $4.9 million to current holders of our secured debt, together with 790,542 shares of common stock (the “Shares”) and 39,528 four-year warrants to purchase common stock at $1.752 per share (the “Warrants”). All principal on the August 2007 Notes is due on December 31, 2009. The Shares and Warrants were sold at $1.48 per Share and one twentieth of a Warrant, or $29.60 for twenty (20) Shares and one (1) Warrant, for total equity proceeds of $1,170,000. We paid a total commission of $400,000 to the placement agent, $94,000 of which was paid through the issuance of 63,327 shares of our common stock at the offering price of $1.48 per share, along with 39,528 warrants with the same terms as the Warrants sold to investors.

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

On November 19, 2007, we obtained an aggregate of $2.0 million from the sale of unsecured short-term notes to a small group of individual and institutional investors (the “November 2007 Notes”). The proceeds were used for general working capital purposes. The November 2007 Notes originally had a six-month term maturing in May 2008, which was extended to July 2008. The Company incurred $42,000 in issuance costs which were being amortized over the term of the notes. Interest paid on the outstanding principal balance of the November 2007 Notes was 1.5% per month. These notes were exchanged for preferred stock in February 2008 as described below.

On February 29, 2008, we sold 4,587 shares of Series A Preferred Stock, $0.01 par value (the “Series A Preferred Stock”) at $550 per share for an aggregate purchase price of $2.5 million. In the offering, 3,648 of the shares were issued by exchanging the entire $2.0 million principal balance of the November 2007 Notes, plus a portion of the accrued but unpaid interest thereon. In addition, we sold 939 of the shares for $516,000 in cash to a small group of investors, which includes the sale of 155 shares to certain officers of the Company.

On March 12, 2008, we sold 1,985 shares of Series B Convertible Preferred Stock, $0.01 par value (the “Series B Preferred Stock”) at $900 per share for an aggregate of $1.8 million by exchanging $1.75 million in principal balance of August 2007 Notes, plus a portion of the accrued but unpaid interest thereon.

On August 15, 2008, we issued 229 shares of our Series C Convertible Preferred Stock, $0.01 par value, at a price of $650 per share, or an aggregate of $148,850 (the “Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into 1,000 shares of the Company’s common stock at a price per share of $0.65 per share, which is greater than the $0.49 closing price of the Company’s common stock on August 14, 2008.

Dividends will be paid on the Preferred Stock when, as and if declared by the Board of Directors, but only out of funds that are legally available, in quarterly cash dividends at the rate of eighteen percent (18%) per annum of the sum of the original issue price per share, provided, however, that if we report in an SEC filing that we have achieved positive Earnings Before Interest, Taxes, Depreciation and Amortization for two consecutive fiscal quarters, the quarterly cash dividend shall be changed from eighteen percent (18%) per annum to twelve percent (12%) per annum of the sum of the original issue price, effective two weeks after notice of such change is transmitted to holders of the Series A and Series B Preferred Stock. Dividends are cumulative from the date of the original issuance of the Preferred Stock. Accumulated unpaid dividends on shares of Preferred Stock do not bear interest. During fiscal 2008, we declared cumulative dividends from the original date of issuance until June 30, 2008 of $152,000 and $97,000 per share on the outstanding Series A and Series B Preferred Stock, respectively. The dividends payable is paid quarterly; the fourth quarter dividend payable of $193,000 on the Series A and Series B Preferred Stock is outstanding as of the date of this filing.

On September 2, 2008, we sold $725,000 in 12% unsecured convertible promissory notes maturing on September 1, 2010. The promissory notes are unsecured and are expressly subordinated to any amounts owed now or in the future to our primary lender pursuant to a subordination agreement between the note holders and the lender. Interest on the notes is payable semi-annually, on each March 1 and September 1, beginning March 1, 2009. The notes may be redeemed by us, in whole or in part, without prepayment penalty or premium, except that, if such pre-payment is proposed to be made before September 2, 2009, a 1% prepayment penalty shall be paid. The unpaid principal amount of the promissory notes and the accrued but unpaid interest thereon may be converted into shares of our common stock at $0.65 per share. In addition, the notes will automatically be converted into common stock, (A) if the closing price of the common stock is equal to or greater than two times the conversion price then in effect for a period of twenty (20) consecutive business days, or (B) upon the election of the holders of two thirds of the principal outstanding Notes, or (C) upon the closing of a firmly underwritten public offering at a price that is two times the conversion price with cash proceeds to the Company of at least $10,000,000.

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

Cash Flows

During fiscal years 2008 and 2007, cash and cash equivalents decreased $939,000 and $3.1 million, respectively.

We generated cash from the following sources (in thousands):

	Years Ended June 30,
	2008	2007

Proceeds from issuance of promissory notes	$7,690	$-
Proceeds from issuance of common stock and warrants	1,170	2,910
Proceeds from issuance of preferred stock	516	-
Proceeds from exercise of common stock options and warrants	-	31
Net proceeds on line of credit payable	2,492	1,685
Decrease in restricted cash	1,076	-
Proceeds from sale of equipment	86	1,141
	$13,030	$5,767

We used cash primarily for (in thousands):

	Years Ended June 30,
	2008	2007

Principal payments on promissory notes	$6,359	$1,794
Purchases of property and equipment	2,459	1,344
Increase in restricted cash	-	1,145
Payments of debt and equity issuance costs	770	114
Payment of dividends	56	-
Capital lease payments	82	123
Cash used in operations	4,243	4,363
	$13,969	$8,883

Net change in cash and cash equivalents	$(939)	$(3,116)

As of June 30, 2008, we had $19.8 million outstanding under our line of credit. The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying consolidated statements of cash flows for the year ended June 30, 2008 include the cumulative activity of the daily borrowings and repayments, $263.7 million and $261.2 million respectively, under the line of credit. The availability under the line of credit at June 30, 2008 amounted to $1.8 million. The net cash borrowings from or repayments of the line of credit during the years ended June 30, 2008 and 2007, respectively, have been included as sources or uses of cash in the tables above.

Adequacy of Capital Resources

Our liquidity and ability to meet financial obligations is dependent on, among other things, the generation of cash flow from operating activities, obtaining or maintaining sufficient trade credit from vendors, complying with our debt covenants, continuing renewal of our line of credit facility, and/or raising any required additional capital through the issuance of debt or equity securities or additional borrowings.

Our sources of cash during fiscal 2009 are expected to be cash on hand, cash generated from operations, borrowings under our credit facility, and any other capital sources that may be deemed necessary. There is no assurance, however, that if additional capital is required, it will be available to us or available on acceptable terms.

Our uses of cash over the next twelve months are expected to be principally for operating working capital needs, maintaining our line of credit, servicing the interest on our debt and dividend requirements on our preferred stock. We will continue to pursue additional conversions of debt into equity or other capital infusions to reduce the amounts owed under our new senior secured convertible subordinated debt.

We purchase the fuel sold to our customers from multiple suppliers at daily market prices, typically on 10 to 12 day credit terms. Recent and continuing increases in the cost of fuel have correspondingly increased the amount of short-term credit that we extend to our customers and, in turn, that we seek from our suppliers. In some cases, fixed dollar credit limits have limited the total gallons of fuel available to us from certain suppliers. As a result, the product demand from our customers in a given market may exceed the aggregate credit available to us from the pool of suppliers in that market. Historically, when individual suppliers declined to offer credit terms acceptable to us, we were able to acquire fuel on our customary 10 to 12 day payment terms from other suppliers. During fiscal 2008, however, in some of our markets, we were unable to obtain credit terms from available suppliers. We responded by using the $2.0 million in proceeds from the November 2007 Notes to obtain credit enhancements in these markets. We now consider the terms and availability of supplier credit as a critical factor in our selection of fuel suppliers. With the continuation of record high fuel prices and, as a result, our need for additional supplier credit, the availability of short-term credit for fuel purchases remains a major concern for us. While we believe that we will continue to have adequate credit from our suppliers, there is no assurance that we will be able to do so. In particular, if fuel prices continue to rise and we are unable to obtain additional suppliers offering acceptable terms or arrange other short-term financing for our fuel purchases, we may have to change payment terms or raise prices for some of our customers, either of which could reduce the level of our fueling business and could have a material adverse effect on the Company’s financial performance and cash resources.

Although various factors could negatively impact our access to supplier credit terms and the cash available to us under our line of credit, including but not limited to uncollected accounts receivable, operating losses, delays in collections from customers, higher operating expenses or other increases in cash expenditures, we believe that we will be able to maintain or obtain adequate short-term credit from our suppliers in all of the markets we serve, or make other financing arrangements in those markets where supplier credit is limited, and that our cash available under our bank line of credit will continue providing sufficient working capital to maintain our business during fiscal 2009. The bank line of credit, which was scheduled to expire on December 31, 2008, has recently been extended until July 1, 2009. Historically, the Company has been able to renew the line of credit and will be addressing its renewal prior to its maturity in July 2009, although there can be no assurance that a renewal or a replacement line of credit can be obtained on acceptable terms or that the Company has the ability to obtain a line of credit with a different bank. If the line of credit is not renewed or extended and the Company can not find an alternate lender, the Company would not be able to repay its lender for the line of credit balance.

In order to accomplish our business plan of organic growth and strategic acquisitions, we need to raise additional equity capital, some of which would be utilized to support our pursuit of new acquisitions and working capital requirements. Ongoing expenditures for our corporate infrastructure, credit to finance higher fuel costs, and integration of future acquisitions may also require us to seek additional capital. There is no assurance that we will be able to obtain any such additional capital at acceptable terms, or that we will be able to raise the additional capital needed to execute our acquisition plan. While we believe that we will continue to comply with the covenants in our debt agreements, fund our operations and service our debt as it becomes due, there is no assurance that we will be able to do so. Any such failure to do so may require us to change our capital structure or alter our operations.

Off-Balance Sheet Arrangements

At June 30, 2008, we do not have any material off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The application of FAS No. 157 is effective for financial statements issued for the Company’s first quarter of fiscal year 2009. FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, provides a one-year deferral of the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at least annually at fair value on a recurring basis. The Company has not yet determined the impact, if any, that the adoption of FAS No. 157 and FAS No. 157-2 will have on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued FAS Statement No. 141 (revised 2007), Business Combinations (“FAS No. 141R”), which replaces FAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued FAS Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests (“FAS No. 160”). Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact, if any, that adoption of SFAS No. 160 would have on its financial statements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FAS Statement No. 133 (“FAS No. 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective for the Company beginning July 1, 2009. As FAS No. 161 relates specifically to disclosures, the standard will have no impact on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued FAS Statement No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FAS No. 142-3”). The standard revises the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FAS No. 142-3 is effective for the Company beginning July 1, 2009. The Company has not yet determined the impact, if any, that the adoption of FAS No. 142-3 will have on its consolidated financial position or results of operations.

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS No. 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS No. 162 is not expected to have an impact on our financial condition, results of operations or cash flows.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Note 2 to the Consolidated Financial Statements describes the significant accounting policies and estimates used in preparation of the Consolidated Financial Statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances; however, to the extent there are material differences between these estimates, judgments or assumptions and our actual results, our financial statements will be affected. There can be no assurance that actual results will not differ from those estimates. We believe the accounting policies discussed below reflect our most significant assumptions, estimates and judgments and are the most critical to aid in fully understanding and evaluating our reported financial results.

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

Goodwill and Other Intangible Assets

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”), goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. As required by FAS No. 142, in our impairment test for goodwill, we compare the estimated fair value of goodwill to the carrying value. If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill tests may be based upon a number of factors, including our assumptions about the expected future operating performance of our reporting units. Our estimates may change in future periods due to, among other things, political and economic conditions and changes to our business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods.

Intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair value.

Income Taxes

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the net assets and liabilities generating the differences. The Company provides a valuation allowance for that portion of deferred tax assets which it cannot determine is more likely than not to be recognized.

On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards (“FAS”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). The Company previously had accounted for tax contingencies in accordance with FAS No. 5, “Accounting for Contingencies”. As required by FIN No. 48, which clarifies FAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to tax positions for all open tax years. The adoption of FIN No. 48 resulted in a decrease to deferred tax assets and the related valuation allowance of approximately $352,000 as of July 1, 2007. At June 30, 2008, the amount of unrecognized tax benefits was approximately $777,000, of which approximately $360,000 would, if recognized, affect the Company’s effective tax rate.

To the extent a valuation allowance is established or an increase in the allowance is recorded in a period, a tax expense is provided in the statement of operations. Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. A valuation allowance of $10.8 million was recorded as of June 30, 2008, due to uncertainties related to utilizing some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, it may be necessary to establish an additional valuation allowance that could materially impact the Company’s financial position and results of operations.

Item 8.  Financial Statements and Supplementary Data

Our financial statements required by Form 10-K are attached following Part III of this report, commencing on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Information Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated framework. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2008 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2008 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2008 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Certain Relationships, Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2008 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2008 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

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

3.4	Bylaws of SMF Energy Corporation (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A, filed on October 30, 2006).

3.5	Certificate of Designation of Series A Convertible Preferred Stock. Filed as Exhibit 3.1 to the Company’s Form 8-K filed March 6, 2008 and incorporated by reference herein.

3.6	Certificate of Designation of Series B Convertible Preferred Stock. Filed as Exhibit 3.1 to the Company’s Form 8-K filed March 14, 2008 and incorporated by reference herein.

3.7	Certificate of Designation of Series C Convertible Preferred Stock. Filed as Exhibit 3.1 to the Company’s Form 8-K filed August 21, 2008 and incorporated by reference herein.

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (No. 333-11541) and incorporated by reference herein.

4.2	Form of Redeemable Common Stock Purchase Warrant filed as Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (No. 333-11541) and incorporated by reference herein.

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

4.18
Final form of 11% Senior Secured Convertible Promissory Note dated August 8, 2007. Filed as Exhibit 4.18 to the Company’s Form 10-K for the fiscal year ended June 30, 2007 and incorporated by reference herein.

4.19	Form of Promissory Note dated November 19, 2007. Filed as Exhibit 4.1 to the Company’s Form 8-K filed November 23, 2007 and incorporated by reference herein.

4.20
Form of Allonge – Amendment to Promissory Note dated November 19, 2007. Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2007 filed February 14, 2008 and incorporated by reference herein.

4.21	Form of 12% Unsecured Convertible Promissory Note dated September 2, 2008. Filed as Exhibit 4.1 to the Company’s Form 8-K filed September 8, 2008 and incorporated by reference herein.

10.1	Registrant’s 1996 Stock Option Plan filed as Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (No. 333-1154) and incorporated by reference herein.

10.2	2000 Stock Option Plan filed as Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended January 31, 2001 and incorporated by reference herein.

10.5	2001 Directors Stock Option Plan filed as Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders on December 9, 2004 and incorporated by reference herein.

10.6	Loan and Security Agreement with Congress Financial Corporation dated September 26, 2002 filed as Exhibit 99.1 to the Company’s Form 8-K filed September 30, 2002 and incorporated by reference herein.

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

10.26
Assumption Agreement and Eighth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, successor by merger to Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated February 14, 2007. Filed as Exhibit 10.1 to the Company’s Form 8-K filed February 21, 2007 and incorporated by reference herein.

10.27
Ninth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, successor by merger to Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated February 15, 2007. Filed as Exhibit 10.2 to the Company’s Form 8-K filed February 21, 2007 and incorporated by reference herein.

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

10.31
Tenth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, successor by merger to Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated August 8, 2007. Filed as Exhibit 10.1 to the Company’s Form 8-K filed August 14, 2007 and incorporated by reference herein.

10.32	Form of Security Agreement, dated August 8, 2007. Filed as Exhibit 10.4 to the Company’s Form 8-K filed August 14, 2007 and incorporated by reference herein.

10.33	Form of Note Purchase Agreement dated August 8, 2007. Filed as Exhibit 10.33 to the Company’s Form 10-K for the fiscal year ended June 30, 2007 and incorporated by reference herein.

10.34	Form of Securities Purchase Agreement dated August 8, 2007. Filed as Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended June 30, 2007 and incorporated by reference herein.

10.35	Subordination Agreement dated July 13, 2007. Filed as Exhibit 10.33 to the Company’s Form 10-K for the fiscal year ended June 30, 2007 and incorporated by reference herein.

10.36
Eleventh Amendment to Loan and Security Agreement by and among SMF Energy Corporation, successor by merger to Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated October 31, 2007. Filed as Exhibit 10.1 to the Company’s Form 8-K filed November 2, 2007 and incorporated by reference herein.

10.37	Form of Subordination Agreement dated November 19, 2007. Filed as Exhibit 10.1 to the Company’s Form 8-K filed November 23, 2007 and incorporated by reference herein.

10.38	Form of Subordination Agreement dated November 19, 2007. Filed as Exhibit 10.2 to the Company’s Form 8-K filed November 23, 2007 and incorporated by reference herein.

10.39
Twelfth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, successor by merger to Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated November 21, 2007. Filed as Exhibit 10.3 to the Company’s Form 8-K filed November 23, 2007 and incorporated by reference herein.

10.40
Thirteenth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, successor by merger to Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated February 8, 2008. Filed as Exhibit 10.1 to the Company’s Form 8-K filed February 14, 2008 and incorporated by reference herein.

10.41
Fourteenth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, successor by merger to Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated March 6, 2008. Filed as Exhibit 10.1 to the Company’s Form 8-K filed March 6, 2008 and incorporated by reference herein.

10.42	Form of Exchange Agreement. Filed as Exhibit 10.2 to the Company’s Form 8-K filed March 6, 2008 and incorporated by reference herein.

10.43	Form of Securities Purchase Agreement. Filed as Exhibit 10.3 to the Company’s Form 8-K filed March 6, 2008 and incorporated by reference herein.

10.44
Fifteenth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, successor by merger to Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated March 10, 2008. Filed as Exhibit 10.1 to the Company’s Form 8-K filed March 14, 2008 and incorporated by reference herein.

10.45	Form of Exchange Agreement. Filed as Exhibit 10.2 to the Company’s Form 8-K filed March 14, 2008 and incorporated by reference herein.

10.46	Form of Securities Purchase Agreement. Filed as Exhibit 10.1 to the Company’s Form 8-K filed August 21, 2008 and incorporated by reference herein.

10.47
Sixteenth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, successor by merger to Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida) dated September 2, 2008. Filed as Exhibit 10.1 to the Company’s Form 8-K filed September 8, 2008 and incorporated by reference herein.

*10.48	Seventeenth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, successor by merger to Streicher Mobile Fueling, Inc. SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Coporation (Florida), dated September 17, 2008.

10.49	Form of Subordination Agreement. Filed as Exhibit 10.2 to the Company’s Form 8-K filed September 8, 2008 and incorporated by reference herein.

10.50	Form of Securities Purchase Agreement. Filed as Exhibit 10.3 to the Company’s Form 8-K filed September 8, 2008 and incorporated by reference herein.

*21.1	Subsidiaries of the Company

*23.1	Consent of Grant Thornton LLP

*31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

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

Dated: September 18, 2008	SMF ENERGY CORPORATION

	By:	/s/ Richard E. Gathright
Richard E. Gathright, Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	Richard E. Gathright	Chairman of the Board, Chief Executive	September 18, 2008
	Richard E. Gathright	Officer and President (Principal Executive Officer)

By:	/s/ Michael S. Shore	Chief Financial Officer, Treasurer and Senior Vice	September 18, 2008
	Michael S. Shore	President (Principal Financial Officer)

By:	/s/ Laura Patricia Messenbaugh	Chief Accounting Officer and Vice	September 18, 2008
	Laura Patricia Messenbaugh	President (Principal Accounting Officer)

By:	/s/ Wendell R. Beard	Director	September 18, 2008
Wendell R. Beard

By:	/s/ Steven R. Goldberg	Director	September 18, 2008
Steven R. Goldberg

By:	/s/ Nat Moore	Director	September 18, 2008
Nat Moore

By:	/s/ Larry S. Mulkey	Director	September 18, 2008
Larry S. Mulkey

By:	/s/ C. Rodney O’Connor	Director	September 18, 2008
C. Rodney O’Connor

By:	/s/ Robert S. Picow	Director	September 18, 2008
Robert S. Picow

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of SMF Energy Corporation

We have audited the accompanying consolidated balance sheets of SMF Energy Corporation (Delaware Corporation) and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMF Energy Corporation and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 11 to the consolidated financial statements, effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida
September 18, 2008

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
( in 000’s, except share and per share data)

	June 30, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$48	$987
Accounts receivable, net of allowances for doubtful accounts	30,169	25,442
Inventories, net of reserves	2,535	2,283
Prepaid expenses and other current assets	855	471
Total current assets	33,607	29,183

Restricted cash	69	1,145
Property and equipment, net of accumulated depreciation	10,276	10,017
Identifiable intangible assets, net of accumulated amortization	2,392	2,771
Goodwill	228	228
Deferred debt costs, net of accumulated amortization	348	521
Other assets	64	60
Total assets	$46,984	$43,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$19,789	$17,297
Accounts payable	9,921	7,887
Accrued expenses and other liabilities	4,938	3,831
Total current liabilities	34,648	29,015

Long-term liabilities:
Promissory notes, net of unamortized debt discount	8,794	10,250
Other long-term liabilities	490	546
Total liabilities	43,932	39,811

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 Series A shares authorized, and 4,587 and 0 issued and outstanding at June 30, 2008 and 2007, respectively	-	-
Preferred stock, $0.01 par value; 2,000 Series B shares authorized, and 1,985 and 0 issued and outstanding at June 30, 2008 and 2007, respectively	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,556,295 and 13,702,426 issued and outstanding at June 30, 2008 and 2007, respectively	146	137
Additional paid-in capital	30,719	25,021
Accumulated deficit	(27,813)	(21,044)
Total shareholders’ equity	3,052	4,114
Total liabilities and shareholders’ equity	$46,984	$43,925

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000’s, except per share data)

	Years Ended June 30,
	2008	2007

Petroleum product sales and service revenues	$235,215	$203,375
Petroleum product taxes	25,474	26,394
Total revenues	260,689	229,769

Cost of petroleum product sales and service	222,303	190,744
Petroleum product taxes	25,474	26,394
Total cost of sales	247,777	217,138

Gross profit	12,912	12,631

Selling, general and administrative expenses	14,881	15,836

Operating loss	(1,969)	(3,205)

Interest expense	(3,060)	(3,727)
Other income, net	9	343
Loss on extinguishment of promissory notes	(1,749)	-

Loss before income taxes	(6,769)	(6,589)

Income tax expense	-	-
Net loss	$(6,769)	$(6,589)

Basic and diluted net loss per share computation:

Net loss	$(6,769)	$(6,589)
Less: Preferred stock dividends	(249)	-
Net loss attributable to common shareholders	$(7,018)	$(6,589)

Basic and diluted net loss per share attributable to common shareholders	$(0.49)	$(0.57)

Basic and diluted weighted average common shares outstanding	14,467	11,509

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in 000’s except share data)

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2006	-	$-	-	$-	10,491,143	$105	$19,890	$(14,455)	$5,540

Net loss	-	-	-	-	-	-	-	(6,589)	(6,589)
Exercise of warrants	-	-	-	-	35,000	-	31	-	31
Issuance of common stock through the exercise of warrants related to the conversion of promissory notes, net of unamortized debt discount of $206	-	-	-	-	1,057,283	11	1,393	-	1,404
Issuance of common stock and warrants from private placement, net of issuance costs of $364	-	-	-	-	2,119,000	21	2,889	-	2,910
Adjustment for warrant extensions	-	-	-	-	-	-	327	-	327
Amortization of stock compensation expense	-	-	-	-	-	-	491	-	491

Balance at June 30, 2007	-	-	-	-	13,702,426	137	25,021	(21,044)	4,114

Net loss	-	-	-	-	-	-	-	(6,769)	(6,769)
Issuance of common stock and warrants from August 2007 offering, net of issuance costs of $123	-	-	-	-	853,869	9	1,234	-	1,243
Issuance of Series A preferred stock, net of issuance costs of $56	4,587	-	-	-	-	-	2,467	-	2,467
Issuance of Series B preferred stock, net of issuance costs of $44	-	-	1,985	-	-	-	1,742	-	1,742
Series A preferred stock dividend	-	-	-	-	-	-	(152)	-	(152)
Series B preferred stock dividend	-	-	-	-	-	-	(97)	-	(97)
Amortization of stock compensation expense	-	-	-	-	-	-	504	-	504

Balance at June 30, 2008	4,587	$-	1,985	$-	14,556,295	$146	$30,719	$(27,813)	$3,052

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders’ equity.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)

	Years Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,769)	$(6,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Cost of sales	1,442	1,702
Selling, general and administrative	1,254	921
Amortization of deferred debt costs	318	342
Amortization of debt discount	81	746
Amortization of stock-based compensation	504	491
Gain from sale of assets	(70)	(321)
Inventory reserve	(139)	(38)
Provision for doubtful accounts	198	477
Non-cash loss on extinguishment of promissory notes	1,479	-
Other	-	(23)
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,925)	(1,588)
Decrease (increase) in inventories, prepaid expenses and other assets	(501)	1,040
Increase (decrease) in accounts payable and other liabilities	2,885	(1,523)
Net cash used in operating activities	(4,243)	(4,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,459)	(1,344)
Proceeds from sale of equipment	86	1,141
Decrease (increase) in restricted cash	1,076	(1,145)
Net cash used in investing activities	(1,297)	(1,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	263,676	246,210
Repayments of line of credit	(261,184)	(244,525)
Proceeds from issuance of promissory notes	7,690	-
Proceeds from issuance of common stock and warrants	1,170	2,910
Proceeds from issuance of preferred stock	516	-
Principal payments on promissory notes	(6,359)	(1,794)
Debt issuance costs	(568)	(114)
Common stock, preferred stock, and warrants issuance costs	(202)	-
Payment of preferred stock dividends	(56)	-
Capital lease payments	(82)	(123)
Net proceeds from exercise of common stock options and warrants	-	31
Net cash provided by financing activities	4,601	2,595

NET DECREASE IN CASH AND CASH EQUIVALENTS	(939)	(3,116)

CASH AND CASH EQUIVALENTS, beginning of period	987	4,103

CASH AND CASH EQUIVALENTS, end of period	$48	$987

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)

(Continued)	Years Ended June 30,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$2,871	$2,475

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Refinancing of August 2003, January 2005, and September 2005 notes into August 2007 notes	$4,918	$-

Non-cash costs related to issuance of stock, warrants and August 2007 notes	$134	$-

Debt discount costs related to issuance of stock, warrants, extensions of warrants and August 2007 notes	$112	$327

Conversion of promissory notes and accrued interest to preferred stock	$3,793	$-

Accrued dividends related to preferred stock	$193	$-

Acquisition of equipment under capital leases	$143	$-

Conversion of promissory notes to common shares	$-	$1,404

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

At June 30, 2008, the Company was conducting operations in the ten states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of SMF Energy Corporation and its wholly owned subsidiaries, SMF Services, Inc., H & W Petroleum Company, Inc. (“H & W”) and Streicher Realty, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Information

The Company follows Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS No. 131”) to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to geographic location. Although the Company records revenue by type of service, management does not assign and/or allocate specific resources and assets to these services. The Company’s assets are used interchangeably for the different types of services; as a result, earnings information related to each type of service is limited.

Reports reviewed by management based on geographic location are prepared for ease of review. However, these geographic areas have similar economic characteristics in regards to the nature of the products and services, nature of processes, type of customers, methods used to distribute the products, and the nature of the regulatory environment. As a result, many business decisions are based on consolidated metrics such as total gallons sold, net margin per total gallons sold, gross margin per total gallons sold, and other consolidated results. Due to the nature of the business, at June 30, 2008 and 2007, the Company had only one reportable segment of business: distribution of petroleum products from integrated out-sourced management services. Nevertheless, management evaluates, at least quarterly, whether the Company continues to have one single reportable segment.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances at financial institutions, which at times may exceed federally insured limits. Balances up to $100,000 are insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such bank accounts.

Restricted Cash

In May 2007, the Company sold 29 pieces of equipment for an aggregate amount of $1.1 million. The proceeds of the sale were collateral for the August 2007 Notes, and therefore, were designated for the purchase of replacement equipment. At June 30, 2007, these proceeds were held by the indenture trustee, and recorded as restricted cash. Any proceeds from insurance receipts related to loss, or the sale of equipment held in collateral, and any interest income associated with restricted cash balances are recorded as restricted cash.

During fiscal 2008, the Company purchased thirteen pieces of equipment for an aggregate amount of $1.22 million. At June 30, 2008, restricted cash was $69,000.

Accounts Receivable

Accounts receivable mainly consist of amounts due from customers within a diverse range of industries and are generally unsecured. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. The Company provides for credit losses based on management’s evaluation of collectability including current and historical performance, credit worthiness and experience of each customer. Uncollectible accounts receivables are written off when a settlement is reached for an amount less than the outstanding balance or when the Company determines that the balance will not be collected.

Activity in the allowance for doubtful accounts for the indicated periods is as follows (in thousands):

	June 30,
	2008	2007

Balance – beginning of period	$1,401	$1,252
Provision for doubtful accounts	198	477
Write-offs, net of recoveries	(316)	(328)

Balance – end of period	$1,283	$1,401

Inventories

Inventories, consisting primarily of lubricants, chemicals, diesel fuel and gasoline, are stated at the lower of cost or market and include federal and state petroleum product taxes payable to vendors. Cost is determined using the first-in, first-out method. Inventories of $2.5 million and $2.3 million at June 30, 2008 and 2007 are net of reserves for slow moving inventory of $99,000 and $238,000, respectively.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Ordinary maintenance, repairs and replacement parts are expensed as incurred. Improvements that significantly increase the value or useful life of property and equipment are capitalized. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the useful life of the assets or the lease term using the straight-line method. Depreciation expense for property and equipment and leasehold improvements was $2.3 million and $2.2 million, for the years ended June 30, 2008 and 2007, respectively.

Property and equipment balances and the estimated useful lives were as follows at the indicated dates (in thousands):

	June 30,		Estimated Useful
	2008	2007	Life

Fuel trucks, tanks and vehicles	$18,126	$16,964	5 – 25 years
Machinery, equipment and software	1,488	1,334	3 – 5 years
Furniture and fixtures	596	587	5 – 10 years
Leasehold improvements	459	457	Lesser of lease term or useful life
Software development / ERP	3,521	2,415	5 years
Land	67	67	—
	24,257	21,824
Less: Accumulated depreciation	(13,981)	(11,807)

Property and equipment, net	$10,276	$10,017

In accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs used in the development of internal use software, which consists primarily of the Company’s new Enterprise Resource Planning (“ERP”) operating system. These costs include external software and consulting costs that were incurred as a result of the costs associated with the implementation, coding and software configuration. The Company substantially completed the implementation of its ERP system in the fourth quarter of fiscal 2007, and during fiscal 2008, put in place additional improvements of $1.1 million. At June 30, 2008 and 2007, the capitalized costs relating to internal use software were $3.5 million and $2.4 million, respectively. The Company did not capitalize any interest associated with the software development as the amounts were immaterial.

Income Taxes

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the net assets and liabilities generating the differences. The Company provides a valuation allowance for that portion of deferred tax assets, which it cannot determine is more likely than not to be recognized.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

At July 1, 2007 and June 30, 2008, the amount of unrecognized tax benefits was approximately $847,000 and $777,000 respectively, of which approximately $352,000 and $360,000 would, if recognized, affect the Company’s effective tax rate for each respective tax year.

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

If the Company bears the risk of loss, the Company accounts for petroleum product taxes collected from its customers that are assessed from government authorities, on a gross basis, in accordance with Emerging Issues Task Force Issue No. 06-03 (“EITF Issue No. 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (“That Is, Gross Versus Net Presentation”).

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

Fair Value of Financial Instruments

The Company’s financial instruments, primarily consisting of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, line of credit payable, promissory notes, equipment debt and long-term debt, approximate fair value due to the short-term maturity of these instruments or interest rates that approximate current market rates.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Deferred Debt Costs and Debt Discount

The Company is amortizing its deferred debt costs and debt discount as interest expense under the effective interest method over the respective term of the debt issued. Activity related to the deferred debt costs and debt discount were as follows (in thousands):

	June 30,
	2008	2007
Deferred Debt Costs

Balance, net – beginning of period	$521	$749
Amortization	(318)	(342)
Write off of debt costs related to the conversion of debt	(536)	-
Additional debt costs incurred during the year	681	114

Balance – end of period	$348	$521

Debt Discount

Balance, net – beginning of period	$1,027	$1,652
Amortization	(81)	(746)
Adjustment for warrant extension	-	327
Write off of debt discount related to the conversion of debt	(993)	(206)
Valuation of warrants issued and beneficial conversion feature	112	-

Balance – end of period	$65	$1,027

During the year ended June 30, 2007, the Company wrote-off $206,000 of unamortized debt discounts related to the non-detachable conversion warrants issued on June 30, 2006 which were exercised in the conversion of a portion of the August 2003 and January 2005 Notes into common shares. Since these write-offs were related to the conversion of notes, they were recorded as a reduction of additional paid-in capital. See Note 6 - Long Term Debt.

During the year ended June 30, 2008, the August 2003, January 2005 and September 2005 senior promissory notes were satisfied, and as a result, the Company wrote-off $443,000 of unamortized debt discounts and $978,000 of unamortized debt costs as losses on extinguishment of promissory notes. In addition, during the year ended June 30, 2008, the November 2007 and a portion of the August 2007 Notes were exchanged into Series A and Series B Preferred Stock; as a result, the Company wrote-off $93,000 of unamortized debt costs and $15,000 of unamortized debt discounts as additional losses on extinguishment of promissory notes. See Note 6 - Long Term Debt - Other.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share would be computed by dividing net earnings attributable to common shareholders by the weighted-average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding common share equivalents would be reflected in diluted earnings per share by application of the treasury stock method. Since the Company reported a net loss during the fiscal years ended June 30, 2008 and 2007, the Company excluded the impact of its common stock equivalents in the computation of dilutive loss per share for those periods, as their effect would be anti-dilutive.

Common stock equivalents outstanding consisted of (in thousands):

	June 30,
	2008	2007

Stock options	1,997	1,849
Common stock warrants	887	808
Promissory note conversion rights	3,034	-
Preferred stock conversion rights	6,572	-
Total common stock equivalents outstanding	12,490	2,657

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Years Ended June 30,
	2008	2007

Net loss	$(6,769)	$(6,589)
Less: Preferred stock dividends	(249)	-
Net loss attributable to common shareholders	$(7,018)	$(6,589)

Net loss per share attributable to common shareholders – basic and diluted	$(0.49)	$(0.57)

Weighted average shares outstanding:
Basic and diluted	14,467	11,509

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Impairment or Disposal of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to forecasted future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset based on the projected net cash flows discounted at a rate commensurate with the risk of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. As of June 30, 2008 and 2007, no impairment was recorded.

Identifiable Intangible Assets and Goodwill

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”), the Company does not amortize goodwill and intangible assets with indefinite lives, but instead measures for impairment at least annually or when events indicate that an impairment exists. As required by FAS No. 142, the Company compares the fair value of the applicable reporting unit to its carrying value.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with FAS No. 144, discussed above. As of June 30, 2008 and 2007, no impairment was recorded.

Asset Retirement Obligation

The Company accounts for asset retirement obligations in accordance with the provisions of FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS No. 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Retirement is defined as the other-than-temporary removal of a long-lived asset from service. The term encompasses sale, abandonment, recycling or disposal in some other manner.

In fiscal year 2005, as a result of the H & W acquisition, the Company recorded an estimated liability for the removal and clean-up of three underground fuel storage tanks and has estimated the remaining useful life of those tanks to be ten years. At June 30, 2008 and 2007, the Company had a liability for asset retirement obligations of $136,000 and $126,000, respectively, which is classified as Other long-term liabilities in the accompanying Consolidated Balance Sheets.

Stock-Based Compensation

In July 2005, the Company adopted the provisions of FAS No. 123R, “Share-Based Payment”, a revision of FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123R”), using the modified prospective method in which stock-based compensation cost was recognized beginning with the effective date (a) based on the requirements of FAS No. 123R for all share-based payments granted after July 1, 2005 and (b) based on the requirements of FAS No. 123R for all awards granted to employees prior to July 1, 2005 that remained unvested on July 1, 2005. The standard required companies to expense the grant-date fair value of stock options and other equity-based compensation granted to employees.

Amortization of stock compensation expense for the years ended June 30, 2008 and 2007 was $504,000 and $491,000, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended June 30,
	2008	2007

Risk free interest rate	4.57%	4.70%
Dividend yield	0%	0%
Expected volatility	103.4%	106.5%
Expected life	7.9 years	7.9 years

Use of the Black-Scholes model requires management to make certain assumptions with respect to selected model input. The risk-free rate is based on a U.S. Treasury zero-coupon bond issue with a remaining term equal to the expected term of the option. The dividend yield is zero per share because we have not paid dividends on common stock in the past and do not expect to pay dividends in the foreseeable future. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected life of the options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The fair value of the stock options is expensed on a uniform straight-line basis over the vesting period.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The application of FAS No. 157 is effective for financial statements issued for the Company’s first quarter of fiscal year 2009. FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, provides a one-year deferral of the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at least annually at fair value on a recurring basis. The Company has not yet determined the impact, if any, that the adoption of FAS No. 157 and FAS No. 157-2 will have on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued FAS Statement No. 141 (revised 2007), Business Combinations (FAS No. 141R”), which replaces FAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In December 2007, the FASB issued FAS Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests (“FAS No. 160”). Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on its financial statements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FAS Statement No. 133 (“FAS No. 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective for the Company beginning July 1, 2009. As FAS No. 161 relates specifically to disclosures, the standard will have no impact on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued FAS Statement No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FAS No. 142-3”). The standard revises the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FAS No. 142-3 is effective for the Company beginning July 1, 2009. The Company has not yet determined the impact, if any, that the adoption of FAS No. 142-3 will have on its consolidated financial position or results of operations.

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS No. 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS No. 162 is not expected to have an impact on our financial condition, results of operations or cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

3.	IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of June 30, 2008 and 2007 (in thousands):

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (Years)
Amortized intangible assets:
Customer relationships	$1,768	$385	$1,383	$1,768	$253	$1,515	15
Favorable leases	196	108	88	196	68	128	5
Trademarks	687	126	561	687	80	607	15
Supplier contracts	801	441	360	801	280	521	5
Total	$3,452	$1,060	$2,392	$3,452	$681	$2,771

Goodwill			$228			$228

Amortization expense is computed using the straight-line method over the useful lives of the assets. Amortization expense for the years ended June 30, 2008 and 2007 was $379,000 and $378,000, respectively. Amortization expense for the five succeeding fiscal years and thereafter is as follows (in thousands):

Fiscal year:
2009	$373
2010	357
2011	207
2012	157
2013	157
Thereafter	1,141
$2,392

4.	LINE OF CREDIT PAYABLE

The Company has a $25.0 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined. Outstanding letters of credit reduce the maximum amount available for borrowing. Interest is payable monthly at prime plus 0.75% through September 30, 2008, and may increase up to prime plus 2.75% after such date based on the Company meeting certain fixed charge coverage ratios. At June 30, 2008, the interest rate was 5.75%. Outstanding borrowings under the line are secured by substantially all Company assets other than its transportation fleet and related field equipment.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As of June 30, 2008 and 2007, the Company had outstanding borrowings of $19.8 million and $17.3 million, respectively, under its $25.0 million line of credit. The line of credit is classified as a current liability in accordance with EIFT 95-22, “Balance Sheet, Classification of Borrowings Outstanding under Revolving Credit Agreements”. Based on eligible receivables and inventories, and letters of credit outstanding at June 30, 2008 and 2007, the Company had $1.8 million of cash availability under the line of credit.

The Company’s line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants. At June 30, 2007, the financial covenants included a minimum availability of $750,000 and an average monthly availability of $2.5 million covenant which, if not maintained, would trigger a fixed charge coverage ratio of 1.0 to 1.0. In addition as of June 30, 2007, the Company had a capital expenditure limitation for fiscal year 2008 of $750,000 without approval from the line of credit lender. During fiscal 2008, the Company and its line of credit lender have entered into several agreements to amend the loan and security agreements. As a result of these amendments, the average monthly availability requirement became $1.35 million effective April 2008.

These agreements also amended the maximum amount for which letters of credit could be issued increasing it from $300,000 at June 30, 2007, to $1,500,000 effective March 2008, of which $1.35 million have been issued as of June 30, 2008. Additionally, the capital expenditure limitation without lender approval was increased from $750,000 at June 30, 2007, to $1.25 million for fiscal 2008 and $750,000 thereafter.

In September 2008, the Company and its line of credit lender entered the Sixteenth Amendment and also into the Seventeenth Amendment to the loan and security agreement. The Sixteenth Amendment changed, among other things, the interest rate to prime plus 2.75%, and allowed for the issuance of unsecured promissory notes. The Seventeenth Amendment extended the maturity date from December 31, 2008 to July 1, 2009, deferred and modified the variable interest rate of 2.75% over prime to a range between 0.75% to 2.75% based on the Company meeting certain fixed charge coverage ratios. Additionally, effective October 31, 2008, the average monthly availability requirement has been eliminated and replaced with the fixed charge coverage ratio of 1.0 to 1.0 through November 2008 and 1.3 to 1.0 thereafter. Lastly, the termination fee of 0.5% has been eliminated for the period of September 2008 through December 31, 2008. See Note 14 - Subsequent Events.

The line of credit agreement also requires the Company to obtain the consent of the financial institution prior to incurring additional debt, or entering into mergers, consolidations or sales of assets. Failure to comply with one or more of the covenants in the future could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition. At June 30, 2008, the Company was in compliance with all the requirements of these covenants as well as its financial covenants.

5.	SHORT-TERM PROMISSORY NOTES

On November 19, 2007, the Company obtained an aggregate of $2.0 million in short-term notes from a small group of individual and institutional investors (the “November 2007 Notes”). The proceeds were used for general working capital purposes. The Company’s obligations under the November 2007 Notes were unsecured. The November 2007 Notes originally had a six-month term maturing in May 2008, which was extended to July 2008. The Company incurred $42,000 in issuance costs which were amortized over the term of the notes. Interest paid on the outstanding principal balance of the November 2007 Notes was 1.5% per month. The effective yield of these notes was 21.0%.

On February 29, 2008, the holders of the November 2007 Notes exchanged the entire $2.0 million principal balance, plus a portion of the accrued but unpaid interest thereon in the amount of $6,000 into shares of the Company’s Series A Preferred Stock at $550 per share. For additional information see Note 8, Shareholders’ Equity. The issuance costs of $42,000 had a remaining unamortized balance of $24,000 which was written-off and recorded as a loss on extinguishment of promissory notes.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

6.	LONG-TERM DEBT

As of June 30, 2008 and 2007, long-term debt consisted of the following (in thousands):

	2008	2007
August 2007 senior secured convertible subordinated promissory notes (the “August 2007 Notes”) (11.5% interest due semi-annually, January 1 and July 1); matures December 31, 2009 in its entirety; effective interest rate of 14.5% including cost of warrants and other debt issue costs. For additional details, see below.	$8,859	$-

September 2005 promissory notes (the “September 2005 Notes”). The notes were refinanced on August 8, 2007, see below for details. Prior to refinance, 10% interest due semi-annually, February 28 and August 31; six principal payments of $300,000 due semi-annually on August 31 and February 28; balloon payment of $1,200,000 due at maturity on August 31, 2010; effective interest rate of 20.3% included cost of warrants and other debt issue costs. The notes were issued as a result of a September 1, 2005 private debt placement with institutional and other accredited investors in order to fund the H & W acquisition, develop its operations and for other general working capital purposes. The offering consisted of $3.0 million notes and four year warrants to purchase a total of 360,000 shares of the Company’s common stock at an exercise price of $2.28 per share. The September 2005 Notes were secured by a first priority interest in the vehicles, equipment and other physical assets, other than inventory of H & W.
	-	3,000

January 2005 promissory notes (the “January 2005 Notes”). The notes were refinanced on August 8, 2007, see below for details. Prior to refinance, 10% interest due semi-annually, July 24 and January 24; remaining five principal payments of $540,000 due semi-annually on January 24 and July 24; balloon payment of $2,160,000 due at maturity on January 24, 2010; effective interest rate of 20.4% includes cost of warrants and other debt issue costs. The notes were issued as a result of a January 25, 2005 offering to a limited group of institutions and other accredited investors in connection with the acquisition of the assets and business of Shank Services consisting of $6.1 million in notes and four-year warrants to purchase 1,006,500 shares of the Company’s common stock at $1.60. The January 2005 Notes were secured by a first priority security interest in the Shank Services assets.
	-	4,860

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Continued)	2008	2007
August 2003 promissory notes (the “August 2003 Notes”). The notes were refinanced on August 8, 2007, see below for details. Prior to refinance, 10% interest due semi-annually, December 31 and June 30; remaining two principal payments of $752,800 and $552,600 due on August 28, 2007 and February 28, 2008; balloon payment of $2,111,925 due at maturity on August 28, 2008; effective interest rate of 19.9% includes cost of warrants and other debt issue costs. The notes were issued as a result of the August 29, 2003 offering to institutions and other accredited lenders consisting of the $6.925 million notes and five-year warrants to purchase a total 2,008,250 shares of the Company’s common stock at $1.00 per share. The notes were collateralized by a first priority security interest in its specialized fueling truck fleet and related equipment and by patents on its proprietary fuel management system.
	-	3,417

Unamortized debt discount, net of amortization	(65)	(1,027)

	8,794	10,250

Less: current portion	-	-

Long-term debt, net	$8,794	$10,250

On August 8, 2007, the Company sold $11.8 million in debt and equity securities (the “August 2007 Offering”). The Company used a portion of the proceeds to satisfy the balance of its outstanding secured promissory notes issued on August 29, 2003, January 25, 2005 and September 1, 2005 (the “Satisfied Notes”), described in the table above, and to lower the Company’s total senior secured convertible subordinated debt from $11.2 million to $10.6 million on August 8, 2007. As a result of this transaction, the Company recorded a loss on extinguishment of promissory notes of $1.6 million consisting of the write-off of unamortized debt discount and debt costs, a pre-payment penalty, and a gain for the excess carrying value of the Notes over the extinguishment price. See Note 6-Long-term Debt- Other

In the August 2007 Offering, the Company sold $10.6 million in 11½% senior secured convertible subordinated promissory notes maturing in their entirety on December 31, 2009, including $5.7 million sold to new institutional and private investors and $4.9 million to then current holders of the Company’s secured debt. The Company paid a total commission of $400,000 to the placement agent, $94,000 of which was paid through the issuance of 63,327 shares of the Company’s common stock at the offering price of $1.48 per share. For information on the $1.2 million in equity securities sold in the August 2007 Offering, see Note 8 – Shareholders’ Equity.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The August 2007 Notes are secured by specified vehicles and field equipment of the Company and its subsidiaries and are senior to all other existing debt of the Company other than any amounts owed now or in the future to the Company’s line of credit lender, to which the August 2007 Notes are expressly subordinated. The amounts due under the August 2007 Notes will become due and payable immediately upon the occurrence of customary events of default. The Notes are currently redeemable by the Company, in whole or in part, without pre-payment penalty or premium.

The holders of the Notes have the right to convert up to fifty percent (50%) of the principal amount of the August 2007 Notes into shares of the Company’s common stock at $1.46 per share. The Company may elect, in its discretion, to grant additional conversion rights for some or all of the remaining principal amount of the August 2007 Notes at a price not less than the higher of $1.46, or the most recent closing price for the Company’s common stock on the Nasdaq Stock Market at the time of such grant. The Company registered the resale of the shares under the Securities Act of 1933, as amended, including the shares into which the August 2007 Notes may be converted and the shares obtained upon exercise of the warrants. As a result of the conversion feature, the Company recorded $37,000 as a beneficial conversion feature which is being amortized under the effective interest method as a non-cash discount over the respective term of the debt. As of June 30, 2008, there are 3,033,981 conversion share rights outstanding.

On March 12, 2008, some of the holders of the August 2007 Notes exchanged $1.75 million in principal balance of the August 2007 Notes, plus a portion of the accrued but unpaid interest thereon in the amount of $37,000 into shares of the Company’s Series B Preferred Stock at $900 per share. For additional information see Note 8- Shareholders’ Equity. The Company recorded a loss on debt extinguishment of $84,000 consisting of the write off of unamortized deferred debt costs and unamortized discounts related to these notes. See Note 6 - Long-Term Debt - Other. As a result of the exchange of $1.75 million in notes, the related conversion rights of these notes (599,315 common stock equivalents) were cancelled.

The remaining August 2007 Notes have cross-default provisions contained in the debt agreement. Accordingly, an event of default under the line of credit facility described in Note 4 could also cause a default under the August 2007 Notes. As of June 30, 2008, the Company was in compliance with the requirements of these covenants.

At June 30, 2007, in accordance with FAS No. 6, “Classification of Short-term Obligations Expected to be Refinanced”, the Company classified all of the then outstanding balances related to the secured promissory notes as long-term debt, since they were refinanced with the proceeds from the August 2007 Notes, which mature on December 31, 2009.

Conversion Warrants

On June 30, 2006, the Company issued 1,057,283 non-detachable warrants (the “Conversion Warrants”), exercisable for 90 days to certain note holders of the August 2003 Notes and the January 2005 Promissory Notes, by which those note holders could exchange up to $2.6 million of existing August 2003 and January 2005 Notes for the purchase of shares of the Company’s common stock. In the fourth quarter of fiscal year 2007, the note holders exercised all of the Conversion Warrants. For additional information on the Conversion Warrants, see Note 7 - Warrants.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other

In connection with the issuance of the August 2003, January 2005 and September 2005 Notes, the Company had recorded unamortized debt discounts which were being amortized under the effective interest method as non-cash interest expense over the respective term of the debt issued. These were non-cash discounts related to the valuation of the common stock warrants issued to the note holders and the placement agent in the financing transactions that did not reduce the amount of principal cash repayments required to be made by the Company. On August 8, 2007, as a result of the early satisfaction of these Notes, the Company recorded a loss on extinguishment of $1.6 million consisting of the write-off of unamortized debt discounts of $978,000, the write-off of unamortized deferred debt costs of $443,000 and a $270,000 cash pre-payment penalty. Partially offsetting the losses on extinguishment of promissory notes was a gain on extinguishment of promissory notes of $50,000 as a result of the excess of the carrying value of the Satisfied Notes over the extinguishment price.

In connection with the August 2007 Notes, the Company recorded unamortized debt discounts of $112,000, related to a beneficial conversion feature and to the valuation of the common stock warrants issued to noteholders. The debt discounts were being amortized as non-cash interest expense over the term of the notes. As a result of the March 2008 exchange of some of the August 2007 Notes into shares of the Company’s Series B Preferred Stock, the Company recorded a loss on extinguishment of $84,000, consisting of the write-off of $15,000 of unamortized debt discounts costs and the write off of $69,000 of other unamortized debt costs.

The following summarizes the components of the net loss on extinguishment of promissory notes that the Company recorded in its consolidated statements of operations during fiscal 2008 (in thousands):

Year Ended
June 30, 2008
Write offs of costs and gain related to the refinancing of the August 2003, January 2005 and September 2005 Notes:
Unamortized debt costs	$443
Unamortized debt discounts	978
Cash pre-payment penalty	270
Gain on extinguishment	(50)
Write off of unamortized debt costs related to the exchanged November 2007 Notes for Preferred Stock Series A	24
Write offs related to exchanged August 2007 Notes for Preferred Stock Series B:
Unamortized debt costs	69
Unamortized debt discounts	15
Loss on extinguishment of promissory notes, net	$1,749

To the extent that loss on extinguishment of promissory notes constitutes the recognition of previously deferred interest, it is considered interest expense for the calculation of certain interest expense amounts.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

7.	WARRANTS

August 2003 Warrants

On August 29, 2003, the Company raised $6.9 million and issued 2,008,250 five-year detachable warrants to purchase the Company’s common stock at $1.00 per share. During the year ended June 30, 2006, 280,491 warrants were exercised for gross proceeds of $280,491. At June 30, 2008, the August 2003 warrant holders had a balance of 140,000 warrants available to exercise into common shares.

 January 2005 Warrants

On January 25, 2005, the Company raised $6.1 million and issued 1,006,500 four-year detachable warrants to purchase the Company’s common stock at an exercise price of $1.60 per share. During the year ended June 30, 2006, 969,208 warrants were exercised for gross proceeds of $1,550,733. At June 30, 2008, the January 2005 warrant holders had a balance of 37,292 warrants available to exercise into common shares.

September 2005 Warrants

On September 1, 2005, the Company raised $3.0 million and issued 360,000 four-year detachable warrants to purchase the Company’s common stock at an exercise price of $2.28 per share. During the year ended June 30, 2006, 284,160 warrants were exercised for gross proceeds of $647,885. At June 30, 2008, the September 2005 warrant holders had a balance of 75,840 warrants available to exercise into common shares.

Conversion Warrants

On June 30, 2006, the Company issued 1,057,283 non-detachable warrants (the “Conversion Warrants”), exercisable for 90 days to certain note holders of the August 2003 Notes and the January 2005 Promissory Notes, by which those note holders could exchange up to $2.6 million of existing August 2003 and January 2005 Notes for the purchase of shares of the Company’s common stock at an exercise price of $2.54 per share, the closing market price on the date of the agreement. Included in these warrants were 25,787 warrants, valued at $65,500, issued to pay 50% of the 5% call penalty, or a 2.5% penalty. The warrants were non-detachable, and if they were exercised they could only be settled by satisfaction of the Notes. On June 30, 2006, the Company wrote-off $317,000 and $155,000 of debt discount and deferred debt costs, respectively, to interest expense related to the notes at the time the notes were modified. Additionally the Company recorded an accrued interest expense of $65,500 related to the prepayment penalty warrants issued and adjusted the balance on a mark to market basis at the end of each reporting period.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During fiscal 2007, the note holders had exercised all of the Conversion Warrants, as follows:

Date	Common		Principal	Prepayment
Of	Shares	Note	Amount	Penalty
Exercise	Issued	Converted	Converted	Reduction

March 29, 2007	424,835	January 2005	$630,000	$16,000

April 3, 2007	203,651	August 2003	302,000	8,000

May 18, 2007	362,391	August 2003	538,000	13,000

June 18, 2007	66,406	August 2003	99,000	2,000

	1,057,283		$1,569,000	$39,000

As of June 30, 2007, all the conversion warrants and all the prepayment penalty warrants were exercised.

There were no warrants exercised in fiscal 2008.

February 2007 Warrants

In conjunction with the February 15, 2007, private placement offering further described below in Note 8 - Shareholder’s Equity, the Company issued warrants to purchase 423,800 shares of the Company’s common stock at an exercise price of $1.52 per share. In addition, the placement agent received additional warrants to purchase 130,955 shares of the Company’s common stock at an exercise price of $1.90 per share. As of June 30, 2008, these warrants remain outstanding.

August 2007 Warrants

In conjunction with the August 8, 2007 promissory notes and equity offering, further described in Note 6 - Long-Term Debt and Note 8 - Shareholders’ Equity, the Company issued detachable warrants to the noteholders to purchase 39,528 shares of the Company’s common stock at an exercise price of $1.752 per share. In addition, the placement agent received additional warrants to purchase 39,526 shares of the Company’s common stock at an exercise price of $1.752 per share. The August 2007 warrants will terminate on the fourth anniversary of the offering closing date. As of June 30, 2008, these warrants remain outstanding.

8.	SHAREHOLDERS’ EQUITY

In September and October 2006, the Company issued an aggregate of 35,000 shares of its common stock for $31,000 as a result of the exercise of warrants issued in May 2003.

The Company issued an aggregate of 1,057,283 shares of its common stock at an exercise price of $1.52 for an aggregate amount of approximately $1.4 million, net of $206,000 unamortized debt discount write-off, as a result of the four conversions of outstanding promissory notes through the exercise of common stock warrants that occurred in the third and fourth quarters of fiscal year 2007, see Note 6 - Long-Term Debt.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On February 15, 2007, the Company completed a $3.3 million private placement offering of its common stock and warrants to purchase its common stock to a group of qualified institutional buyers and accredited investors. The offer consisted of the sale of 423,800 units (“Units”) at a price of $7.725 per Unit. Each Unit was comprised of five shares of the Company’s common stock valued at $1.52 each and one warrant to purchase one share of the Company’s common stock at an exercise price of $1.52. The offering warrants will terminate on the earliest of the fourth anniversary of the offering closing date or the week after the common stock trades at 200% of the exercise price for twenty consecutive days. The offering warrants have customary anti-dilution and underlying stock registration rights. As a result of this transaction, the Company issued 2.1 million shares of common stock and warrants to purchase 423,800 shares of the Company’s common stock. The placement agent also received additional warrants to purchase 130,955 shares of the Company’s common stock at an exercise price of $1.90 per share. All of these common shares and warrants were subsequently registered. The net proceeds of the offering were approximately $2.9 million, after payment of a $196,000 placement fee and other costs of approximately $168,000. A portion of the proceeds was used for repayment of $732,000 of principal on the Company’s August 2003 Notes.

As a result of the amendments made between the Company and the note holders as described in Note 6 – Long-Term Debt – Conversion Warrants, whereby the exercise price of the warrants was lowered and the exercise period of such warrants was extended, the Company, in accordance with EITF Issue No. 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, EITF Issue No. 06-06, “Application of Issue No. 05-07 - Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”, and EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, revalued those warrants and recorded a $327,000 adjustment during fiscal 2007. The adjustment affected additional paid-in capital as well as the unamortized debt discount associated with the promissory notes.

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

In the August 2007 Offering, the Company sold 790,542 shares of common stock (the “Shares”) and 39,528 four year warrants to purchase common stock at $1.752 per share (the “Warrants”). The Shares and Warrants were sold at $1.48 per Share and one twentieth of a Warrant, or $29.60 for twenty (20) Shares and one (1) Warrant, for net equity proceeds of $1.2 million. The Company incurred transaction costs of $639,000 of which $123,000 were recorded to equity and $516,000 to debt, allocated on a percentage basis. Included in these transaction costs were commissions of $400,000 paid to the placement agent for the offering, $94,000 of which was paid through the issuance of 63,327 shares of our common stock at the offering price of $1.48 per share, along with 39,528 warrants with the same terms as the Warrants sold to investors.

On February 29, 2008, the Company sold 4,587 shares of Series A Preferred Stock, $0.01 par value (the “Series A Preferred Stock”) at $550 per share for an aggregate of $2.5 million (the “February 2008 Offering”). In the February 2008 offering, the holders of the November 2007 Notes exchanged the entire $2.0 million principal balance of those Notes, plus $6,000 of the accrued but unpaid interest thereon, into 3,648 shares of Series A Preferred Stock. Also in the February 2008 offering, the Company sold 939 of the shares for $516,000 in cash to a small group of investors, including 155 shares sold for an aggregate of $85,000 to certain Company officers.

On March 12, 2008, the Company sold 1,985 shares of Series B Convertible Preferred Stock, $0.01 par value (the “Series B Preferred Stock”) at $900 per share for an aggregate of $1.8 million (the “March 2008 Offering”). In the March 2008 offering, some of the holders of the August 2007 Notes exchanged $1.75 million in principal balance of the 11½% senior secured convertible promissory notes issued by the Company, plus $37,000 of the accrued but unpaid interest thereon.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Ranking

The Series A and Series B Preferred Stock ranks senior to the Company’s $0.01 par value common stock (the “Common Stock”), as to both the payment of dividends and the distribution of assets. The Series A and Series B are on parity and will be on parity with the holders of any other series of preferred stock that may be issued in the future.

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

Dividends

Dividends will be paid on the Series A and Series B Preferred Stock when, as and if declared by the Board of Directors, but only out of funds that are legally available, in quarterly cash dividends at the rate of eighteen percent (18%) per annum of the sum of the original issue price per share, provided, however, that if the Company reports in an SEC filing that it has achieved positive Earnings Before Interest, Taxes, Depreciation and Amortization (which to the extent that loss on extinguishment of promissory notes constitutes the recognition of previously deferred interest, it is considered interest expense for the calculation of certain interest expense amounts) for two consecutive fiscal quarters, the quarterly cash dividend shall be changed from eighteen percent (18%) per annum to twelve percent (12%) per annum of the sum of the original issue price effective two weeks after notice of such change is transmitted to holders of the Series A and Series B Preferred Stock. Dividends are cumulative from the date of the original issuance of the Series A and Series B Preferred Stock. Accumulated unpaid dividends on Shares of Series A and Series B Preferred Stock do not bear interest.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

For the Series A Preferred Stock, the automatic conversion would also occur upon the closing of an Acquisition or an Asset Transfer (as these terms are defined in the Series A Certificates) that results in the holders of the Series A Preferred Stock receiving cash consideration per share not less than the Series A Automatic Conversion Price.

Redemption

The Series A and Series B Preferred Stock may be redeemed by the Company for the original issue price plus any accumulated but unpaid dividends after ten days notice. In the event of a partial redemption, the Company is not required to redeem the shares held by various shareholders on a pro rata or similar basis but may select, in its sole discretion, which shares to redeem.

During fiscal 2008, the Company declared cumulative dividends from the original date of issuance until June 30, 2008 of $152,000 and $97,000 per share on the outstanding Series A and Series B Preferred Stock, respectively. The dividends payable is paid quarterly; the fourth quarter dividend payable of $193,000 is outstanding as of the date of this filing.

9.	STOCK OPTIONS

Employee Stock Options

The Company has two employee option plans, the “1996 Plan” and the “2000 Plan”. The purpose of the 1996 Plan and the 2000 Plan is to provide an incentive to attract, motivate and retain qualified competent employees whose efforts and judgment are important to the Company’s success through the encouragement of the ownership of stock by such persons.

Under the 1996 Plan, 500,000 shares of common stock were reserved for issuance upon exercise of options granted. Since the Board of Directors has determined that no additional options will be granted under the 1996 Plan, no options to purchase shares of stock are available to be granted under this plan. Options granted under the 1996 Plan expire no later than ten years from the date of grant. As of June 30, 2008, the 1996 Plan has 42,052 shares outstanding, all of which are fully vested and have a weighted average exercise price of $5.92 and a weighted average remaining contractual life of 0.97 years.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance to employees, including officers and directors, consultants and non-employee directors upon the exercise of options, with the amount reserved being increased each year by ten percent of the total shares subject to the 2000 Plan at the end of the previous calendar year. Options granted under the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant. As of June 30, 2008, options to purchase 261,053 shares of stock were available to be granted under the 2000 Plan.

While the Company has historically granted options under the 2000 Plan only to employees of the Company and its subsidiaries, when the shares reserved for the Directors Plan (discussed below) were exhausted in July 2008, the Compensation Committee resolved to make the automatic grants of fully vested options to non-employee members of the Board of Directors from the 2000 Plan until such time as there were additional shares available to resume such automatic grants under the Directors Plan.

The following table summarizes the stock option transactions under both plans discussed above:

	1996 and 2000 Plans	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)

Outstanding at June 30, 2007	1,532,852	$1.96	5.71	$54

Granted	266,000	$1.27
Cancelled	(151,400)	$2.84
Exercised	—	$—

Outstanding at June 30, 2008	1,647,452	$1.78	5.28	$-

Exercisable	1,208,052	$1.79	4.01	$-

Available for future grant (2000 Plan only)	261,053

The weighted average grant date fair value of stock options granted during the years ended June 30, 2008 and 2007 was $1.11 and $1.65, respectively. For the years ended June 30, 2008 and 2007, there were no stock options exercised.

As of June 30, 2008, there was $419,000 of total unrecognized compensation cost related to unvested share options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes information about stock options outstanding under both plans as of June 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ .00 to $0.94	13,000	9.94	$0.74	3,000	$0.60
$ .95 to $1.89	1,361,400	5.00	$1.44	1,024,400	$1.46
$1.90 to $2.84	80,500	7.34	$2.50	48,300	$2.50
$2.85 to $3.79	154,052	7.28	$3.34	93,852	$3.34
$3.80 to $4.74	15,000	0.81	$4.13	15,000	$4.13
$5.70 to $6.65	4,000	0.98	$6.56	4,000	$6.56
$7.60 to $8.54	19,500	1.25	$7.63	19,500	$7.63
Total	1,647,452			1,208,052

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

Under the Directors’ Plan, 350,000 shares of common stock are reserved for issuance upon the exercise of options granted. Each non-employee who serves as a member of the Company’s board of directors as of the effective date of the Directors’ Plan, and each non-employee who is elected or otherwise appointed as one of the Company’s directors thereafter, will receive a fully vested option to purchase 20,000 shares of stock. On the last day of each fiscal quarter while the Directors’ Plan is in effect, each non-employee director will receive an additional grant of an option to purchase 1,500 shares of stock, increased from 725 shares per quarter beginning March 31, 2007. Further, in accordance with the Directors’ Plan, additional options may be granted to non-employee directors from time to time. Options to purchase 349,650 shares of common stock are outstanding at June 30, 2008 under the Directors’ Plan and 350 shares of stock are available to be granted in the future.

Options granted under the Directors Plan expire no later than ten years from the date of grant and are with limited exceptions exercisable as of the grant date. All outstanding options under the Directors Plan as of June 30, 2008 are fully vested.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the stock option activity under the Directors’ Plan for the periods indicated:

	2001 Plan	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)

Outstanding at June 30, 2007	316,650	$1.74	5.86	$17

Granted	33,000	$0.90
Cancelled	-	$-
Exercised	-	$-

Outstanding at June 30, 2008	349,650	$1.66	5.31	$-

Exercisable	349,650	$1.66	5.31	$-

Available for future grant	350

The weighted average grant date fair value of Directors’ stock options granted during the years ended June 30, 2008 and 2007 was $0.77 and $1.46, respectively. For the years ended June 30, 2008 and 2007, there were no stock options exercised.

The following table summarizes information about the Directors’ stock options outstanding under the Plan as of June 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.00 to $0.94	27,125	9.15	$0.77	27,125	$0.77
$0.95 to $1.89	255,100	4.32	$1.50	255,100	$1.50
$1.90 to $2.84	59,925	7.51	$2.55	59,925	$2.55
$2.85 to $3.80	7,500	7.38	$3.30	7,500	$3.30
Total	349,650			349,650

Per FAS 123R, “Share-Based Payment”, companies are required to amortize to expense the grant-date fair value of stock options and other equity-based compensation granted to employees. In accordance with FAS 123R, for the year ended June 30, 2008 and 2007, the Company recorded amortization of stock compensation expense, with a correlating increase to shareholder’s equity, in the amount of $504,000, and $491,000, respectively.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

10.	SIGNIFICANT CUSTOMERS AND VENDORS

In fiscal years 2008 and 2007, no single customer had revenues over 10% of the Company’s total petroleum product revenues.

During fiscal year 2008 and 2007, the Company had three vendors that each year, represented more than 10% of cost of sales under a non contractual, at will business arrangement which can be terminated by either party at any time. The vendors accounted for 43%, and 39%, of total cost of sales during fiscal years 2008 and 2007, respectively.

11.	INCOME TAXES

The actual tax benefit of the Company for the years ended June 30, 2008 and 2007 differs from the statutory Federal tax rate of 34%, due to the following (in thousands):

	Year Ended June 30,
	2008	2007
Expected benefit for income taxes at the statutory Federal income tax rate of 34%	$2,301	$2,198
Net operating loss carryforward adjustment	43	(49)
Change in tax rate	95	-
State income taxes, net of federal benefit	12	134
Effect of FIN 48	(360)	-
Other, net	15	(1)
Nondeductible expenses	(263)	(38)
Deferred tax valuation allowance	(1,843)	(2,244)
Benefit (provision) for income taxes	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their income tax bases, and operating loss carryforwards.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2008 and 2007 are presented below (in thousands):

	June 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$11,259	$9,524
Asset basis adjustment for Section 357 gain	-	155
Reserves and allowances	435	371
Intangible assets	159	188
Stock-based compensation expense	602	394
Accrued expenses and deferred income	386	429
Other	55	133

Total gross deferred tax assets	12,896	11,194

Less: valuation allowance	(10,827)	(8,984)

Total deferred tax assets	2,069	2,210

Deferred tax liabilities:
Property and equipment	(2,069)	(2,210)

Total deferred tax liabilities	(2,069)	(2,210)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon generating sufficient taxable income in future periods. FAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if, based on management's analysis, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the information available, management has determined that a $10.8 million and $9.0 million valuation allowance at June 30, 2008 and 2007, respectively, is necessary to reduce the deferred tax assets to the amount that will likely be realized.

On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards (“FAS”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). The Company previously had accounted for tax contingencies in accordance with FAS No. 5, “Accounting for Contingencies”. As required by FIN No. 48, which clarifies FAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to tax positions for all open tax years. The adoption of FIN No. 48 resulted in a net decrease to deferred tax assets and the related valuation allowance of approximately $352,000 as of July 1, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2008 is as follows (in thousands):.

Balance at July 1, 2008	$847
Additions based on tax positions related to the current year	12
Additions for tax positions of prior years	57
Reductions for tax positions of prior years	(54)
Reductions as result of lapse of applicable statue of limitations	(85)
Balance at June 30, 2008	$777

At June 30, 2008 and July 1, 2007, the amount of unrecognized tax benefits was approximately $777,000 and $847,000, respectively of which approximately $360,000 and $352,000 would, if recognized, affect the Company’s effective tax rate.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes. The Company did not accrue any interest and penalties for fiscal years 2008 and 2007 due to the existence of net operating loss carryforwards.

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and other local jurisdictions. The Company’s federal income tax returns for years prior to June 30, 2004 are no longer subject to examination. Returns for some state and local jurisdictions prior to that date remain subject to examination but are not individually considered material.

As of June 30, 2008, the Company has net operating loss carryforwards for federal income tax purposes of approximately $29.8 million, which will begin to expire in the year 2011. The utilization of the net operating loss carryforwards may be subject to the Internal Revenue Code Section 382 limitation related to ownership changes. Additionally, the Company has state net operating loss carryforwards which expire in varying years.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real property and equipment under operating leases that expire at various times through fiscal year 2016. Rent expense amounted to approximately $1.6 million and $1.5 million, for the years ended June 30, 2008 and 2007, respectively. Certain leases contain escalation clauses and renewal options.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2008 are (in thousands):

Year Ended June 30,	Operating Lease Payments

2009	$1,078
2010	835
2011	574
2012	440
2013	439
Thereafter	78

$3,444

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As a result of the H & W acquisition in October 2005, the Company is obligated to certain former owners of H & W, of which one is currently an officer of the Company, under five operating leases covering property utilized for certain operating facilities. Rent expense paid to the former owners was $261,000 for each of the years ended June 30, 2008 and 2007. Future minimum lease payments under these leases are $261,000 per year, and the leases expire in September 30, 2010.

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

Litigation

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of June 30, 2008. However, based on management’s knowledge at the time of this filing, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

13.	RELATED PARTY TRANSACTIONS

The Company paid in ordinary commercial terms $79,000, for each of the years ended June 30, 2008 and 2007, to a provider of investor relations and public relations services whose Chief Executive Officer is a member of the Company’s Board of Directors.

The Company is obligated to certain former owners of H & W under four operating leases which expire in September 30, 2010 covering property utilized for the division’s operating facility, see Operating Leases in Note 12, “Commitments and Contingencies.” These leases were negotiated prior to the acquisition of H & W as an arm’s length transaction. One of the former owners of H & W was hired after the acquisition and is currently an officer of the Company.

14.	SUBSEQUENT EVENTS

On August 15, 2008, we issued 229 shares of our Series C Convertible Preferred Stock, $0.01 par value, at a price of $650 per share, or an aggregate of $148,850 (the “Series C Preferred Stock”) to accredited investors. Each share of Series C Preferred Stock is convertible into 1,000 shares of the Company’s common stock at a price per share of $0.65 per share, which is greater than the $0.49 closing price of the Company’s common stock on August 14, 2008.

On September 2, 2008, we sold $725,000 in 12% unsecured convertible promissory notes maturing on September 1, 2010 to accredited investors. The promissory notes are unsecured and are expressly subordinated to any amounts owed now or in the future to our primary lender pursuant to a subordination agreement between the note holders and the lender. Interest on the notes is payable semi-annually, on each March 1 and September 1, beginning March 1, 2009. The notes may be redeemed by us, in whole or in part, without prepayment penalty or premium, except that, if such pre-payment is proposed to be made before September 2, 2009, a 1% prepayment penalty shall be paid. The unpaid principal amount of the promissory notes and the accrued but unpaid interest thereon may be converted into shares of our common stock at $0.65 per share. In addition, the notes will be automatically converted into common stock, (A) if the closing price of the common stock is equal to or greater than two times the conversion price then in effect for a period of twenty (20) consecutive business days, or (B) upon the election of the holders of two thirds of the principal outstanding Notes, or (C) upon the closing of a firmly underwritten public offering at a price that is two times the conversion price with cash proceeds to the Company of at least $10,000,000.
On September 2, 2008, the Company and its line of credit lender entered into the Sixteenth Amendment to the loan and security agreement. The amendment approved the issuance of the Company's unsecured convertible promissory notes, established that the maximum amount that the Company can received through the issuance of the Company's unsecured convertible promissory notes and through the issuance of the Company's additional series of preferred stock cannot exceed $1.5 million. Additionally, the amendment increased the interest rate to prime plus 2.75% per annum.

On September 17, 2008, the Company and its line of credit lender entered into the Seventeenth amendment to the Loan and Security Agreement which has extended the line of credit facility from December 31, 2008 to July 1, 2009 and included various pricing and covenant adjustments. The interest rate of prime plus 2.75% per annum under the Sixteenth amendment has been deferred until October 31, 2008 and adjusted to an interest rate pricing matrix that allows the company to incur a lower interest rate under the Seventeenth Amendment than the interest rate included in the Sixteenth Amendment. The new interest rate will consist of a range of prime plus .75% to 2.75% per annum depending upon the fixed charge coverage ratio achieved. The covenants were also modified to eliminate the monthly average availability effective for the month ending October 31, 2008 and replaced with the requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 through November 2008 and increasing to 1.3 to 1.0 in December 2008 through the term of the extension. Lastly, the Bank eliminated the termination fee of 0.5% through the end of December 2008.

EXHIBIT INDEX

Exhibit
Number	Description

10.48
Seventeenth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, successor by merger to Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida), dated September 17, 2008

21.1	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002