Form 10-Q
period 2008-09-30
SMF ENERGY CORP
filed 2008-11-14
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer and large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒.

As of November 12, 2008 there were 14,938,295 shares of the registrant’s common stock outstanding.

SMF ENERGY CORPORATION

FORM 10-Q

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in 000’s, except share and per share data)
	September 30, 2008	June 30, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$51	$48
Accounts receivable, net of allowances of $1,605 and $1,283	28,210	30,169
Inventories, net of reserve of $82 and $99	2,338	2,535
Prepaid expenses and other current assets	962	855
Total current assets	31,561	33,607
Property and equipment, net of accumulated depreciation of
$14,100 and $13,981	9,786	10,276
Identifiable intangible assets, net of accumulated amortization of
$1,156 and $1,060	2,296	2,392
Goodwill	228	228
Deferred debt costs, net of accumulated amortization of
$627 and $556	310	348
Other assets	78	133
Total assets	$44,259	$46,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$15,959	$19,789
Accounts payable	8,931	9,921
Accrued expenses and other liabilities	5,784	4,938
Total current liabilities	30,674	34,648
Long-term liabilities:
Promissory notes, net of unamortized debt discount of
$55 and $65	9,529	8,794
Other long-term liabilities	472	490
Total liabilities	40,675	43,932
Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 Series A shares
authorized, 4,205 and 4,587 issued and outstanding at
September 30, 2008 and June 30, 2008, respectively	-	-
Preferred stock, $0.01 par value; 2,000 Series B shares
authorized, 1,985 issued and outstanding at
September 30, 2008 and June 30, 2008	-	-
Preferred stock, $0.01 par value; 2,000 Series C shares
authorized, 229 and 0 issued and outstanding at
September 30, 2008 and June 30, 2008, respectively	-	-
Common stock, $.01 par value; 50,000,000 shares authorized;
14,938,295 and 14,556,295 issued and outstanding
at September 30, 2008 and June 30, 2008, respectively	149	146
Additional paid-in capital	30,736	30,719
Accumulated deficit	(27,301)	(27,813)
Total shareholders’ equity	3,584	3,052
Total liabilities and shareholders’ equity	$44,259	$46,984

The accompanying notes to the condensed unaudited financial statements are an integral part of these consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000’s, except per share data)
	Three Months Ended September 30,
	2008	2007

Petroleum product sales and service revenues	$72,962	$49,189
Petroleum product taxes	6,309	6,308
Total revenues	79,271	55,497

Cost of petroleum product sales and service	67,143	46,007
Petroleum product taxes	6,309	6,308
Total cost of sales	73,452	52,315

Gross profit	5,819	3,182

Selling, general and administrative expenses	4,632	3,803

Operating income (loss)	1,187	(621)

Interest expense	(683)	(778)
Interest and other income	16	21
Loss on extinguishment of promissory notes	-	(1,641)

Income (loss) before income taxes	520	(3,019)

Income tax expense	(8)	-
Net income (loss)	$512	$(3,019)

Basic and diluted net income (loss) per share computation:

Net income (loss)	$512	$(3,019)
Less: Preferred stock dividends	(196)	-
Net income (loss) attributable to common stockholders	$316	$(3,019)

Basic and diluted net income (loss) per share
attributable to common stockholders	$0.02	$(0.21)

Basic and diluted weighted average common
shares outstanding	14,645	14,200

The accompanying notes to the condensed unaudited financial statements are an integral part of these consolidated statements of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)

	Three Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$512	$(3,019)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization:
Cost of sales	342	388
Selling, general and administrative	341	282
Amortization of deferred debt cost	72	47
Amortization of debt discount	10	50
Amortization of stock-based compensation	104	126
Gain from sale of assets	(4)	(6)
Inventory reserve	(16)	(19)
Provision for doubtful accounts	418	161
Non-cash loss on extinguishment of debt	-	1,371
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,541	2,355
Decrease in inventories, prepaid expenses and other assets	106	255
(Decrease) increase in accounts payable and other liabilities	(379)	547
Net cash provided by operating activities	3,047	2,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(153)	(882)
Proceeds from sale of equipment	91	6
Decrease in restricted cash	56	424
Net cash used in investing activities	(6)	(452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	80,625	55,980
Repayments of line of credit	(84,455)	(59,083)
Proceeds from issuance of promissory notes	725	5,690
Proceeds from issuance of common stock and warrants	-	1,170
Proceeds from issuance of preferred stock	149	-
Principal payments on promissory notes	-	(6,359)
Debt issuance costs	(33)	(379)
Common stock, preferred stock, and warrants issuance costs	(37)	(60)
Capital lease payments	(12)	(13)
Net cash used in financing activities	(3,038)	(3,054)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(968)
CASH AND CASH EQUIVALENTS, beginning of period	48	987
CASH AND CASH EQUIVALENTS, end of period	$51	$19

 (Continued)

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)

(Continued)	Three Months Ended September 30,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$849	$998

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Accrued dividends related to preferred stock	$196	$-

Capital leases	$32	$-

Conversion of promissory notes to common shares	$210	$-

Refinancing of August 2003, January 2005, and September 2005
notes into August 2007 notes	$-	$4,918

Non-cash costs related to issuance of stock, warrants and
August 2007 notes	$-	$134

Debt discount costs related to issuance of stock, warrants,
extensions of warrants and August 2007 notes	$-	$112

The accompanying notes to condensed unaudited financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

At September 30, 2008, the Company was conducting operations in ten states: Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee, and Texas.

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

Operating results for the three months ended September 30, 2008 (the “first quarter of fiscal 2009”) are not necessarily indicative of the results that may be expected for any subsequent period or the fiscal year ending June 30, 2009. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the United States Securities and Exchange Commission (the “2008 Form 10-K”).

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FAS Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Certain aspects of this standard were effective for the financial statements issued for the Company’s first quarter of fiscal year 2009. The adoption of FAS No. 157 had no impact on the Company’s consolidated financial position, results of operations or cash flows. FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, provides a one-year deferral of the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at least annually at fair value on a recurring basis. The Company has not yet determined the impact, if any, that the adoption of FAS No. 157-2 will have on its consolidated financial position, results of operations or cash flows.

In February 2007, FAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), was issued.  FAS No. 159 enables companies to report selected financial assets and liabilities at their fair value.  This statement requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company’s election to use fair value on its earnings.  FAS No. 159 also requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value.  FAS No. 159 is effective for the Company’s first quarter of fiscal year 2009. The Company’s adoption of FAS No. 159 had no impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued FAS Statement No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”), which replaces FAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS No. 141R is effective for the Company beginning July 1, 2009 and will be applied prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued FAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” which changes the accounting and reporting for minority interests (“FAS No. 160”). Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on its financial statements.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FAS Statement No. 133” (“FAS No. 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective for the Company beginning July 1, 2009. As FAS No. 161 relates specifically to disclosures, the standard will have no impact on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS No. 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS No. 162 is not expected to have an impact on our financial condition, results of operations or cash flows.

4.	CASH AND CASH EQUIVALENTS

During the first quarter of fiscal 2009, the Company paid down $3.8 million on its line of credit payable. Total cash and cash availability was $3.5 million and $1.9 million at September 30, 2008 and June 30, 2008, respectively, and was $2.6 million at November 12, 2008. Total cash and cash availability includes cash as presented in the Company’s balance sheet and cash available to the Company through its line of credit, described in Note 6 - Line of Credit Payable.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances at financial institutions, which at times may exceed federally insured limits. Balances up to $250,000 are insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such bank accounts.

5.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net earnings attributable to common shareholders by the weighted-average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Conversion or exercise of the potential common shares are not reflected in diluted earnings unless the effect is dilutive. Those potential common shares will have a dilutive effect if the average market price of the Company’s common stock for the period exceeds the exercise price. The dilutive effect of outstanding common share equivalents would be reflected in diluted earnings per share by application of the if-converted and the treasury stock method, as applicable. The Company excluded the impact of its common stock equivalents in the computation of diluted net income (loss) per share for the first fiscal quarters ended September 30, 2008 and 2007, as their effect is not dilutive.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common stock equivalents outstanding consisted of (in thousands):

	September 30,
	2008	2007

Stock options	2,001	1,814
Common stock warrants	887	887
Promissory note conversion rights	4,149	3,633
Preferred stock conversion rights	6,419	-
Total common stock equivalents outstanding	13,456	6,334

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2008	2007

Net income (loss)	$512	$(3,019)
Less: Preferred stock dividends	(196)	-
Net income (loss) attributable to common stockholders	$316	$(3,019)

Net income (loss) per share attributable to common
stockholders – basic and diluted	$0.02	$(0.21)

Weighted average shares outstanding:
Basic and diluted	14,645	14,200

6.	LINE OF CREDIT PAYABLE

The Company has a $25.0 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined. Outstanding letters of credit reduce the maximum amount available for borrowing. Interest is payable monthly at prime plus 0.75% through September 30, 2008. At September 30, 2008, the interest rate was 5.75%. Outstanding borrowings under the line are secured by substantially all Company assets other than its transportation fleet and related field equipment.

As of September 30, 2008 and June 30, 2008, the Company had outstanding borrowings of $16.0 million and $19.8 million, respectively, under its $25.0 million line of credit. The line of credit is classified as a current liability in accordance with EIFT 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements”. Based on eligible receivables and inventories, and letters of credit outstanding at September 30, 2008 and June 30, 2008, the Company had $3.5 million and $1.8 million of cash availability under the line of credit.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants. At September 30, 2008, the financial covenants included a minimum availability of $750,000 and an average monthly availability of $1.35 million covenant which, if not maintained, would trigger a fixed charge coverage ratio of 1.0 to 1.0. In addition as of September 30, 2008, the Company had a capital expenditure limitation for fiscal year 2009 of $750,000 without approval from the line of credit lender, and a maximum amount of $1.5 million for which letters of credit could be issued, of which $1.35 million were issued in fiscal 2008. As of November 12, 2008, the allowable letter of credit maximum amount was $1.750 million of which a total of $1.7 million has been issued.

In September 2008, the Company and its line of credit lender entered into the Sixteenth Amendment and also into the Seventeenth Amendment to the loan and security agreement. These amendments allowed for the issuance of unsecured promissory notes, extended the maturity date from December 31, 2008 to July 1, 2009, and modified the variable interest rate to a range between 0.75% to 2.75% over the prime lending rate based on the Company meeting certain fixed charge coverage ratios. Additionally, effective October 31, 2008, the average monthly availability requirement was eliminated and replaced with a required fixed charge coverage ratio of 1.0 to 1.0 through November 2008 and 1.3 to 1.0 thereafter. The termination fee of 0.5% was also eliminated for the period of September 2008 through December 31, 2008.

The line of credit agreement also requires the Company to obtain the consent of the financial institution prior to incurring additional debt, or entering into mergers, consolidations or sales of assets. Failure to comply with one or more of the covenants in the future could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition. At September 30, 2008, the Company was in compliance with all the requirements of its covenants under the agreement.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	June 30,
	2008	2008

September 2008 unsecured convertible subordinated promissory notes (the “September 2008 Notes”) (12% interest due semi-annually, March 1 and September 1 beginning March 1, 2009); matures September 1, 2010 in its entirety; effective interest rate of 12%. For additional details, see below.	$725	$-

August 2007 senior secured convertible subordinated promissory notes (the “August 2007 Notes”) (11.5% interest due semi-annually, January 1 and July 1); matures December 31, 2009 in its entirety; effective interest rate of 14.6% including cost of warrants and other debt issue costs.	8,859	8,859

Unamortized debt discount	(55)	(65)

	9,529	8,794

Less: current portion	-	-

Long-term debt, net	$9,529	$8,794

On September 2, 2008, we sold $725,000 in 12% unsecured convertible promissory notes (the “September 2008 Notes”) maturing on September 1, 2010 to accredited investors, including a $250,000 participation by a related party. The Company used the proceeds for working capital purposes, including the enhancement of short-term supplier credit. The September 2008 Notes are unsecured and are expressly subordinated to any amounts owed now or in the future to our primary lender pursuant to a subordination agreement between the note holders and the lender. These promissory notes may be redeemed by us, in whole or in part, without prepayment penalty or premium, except that, if such pre-payment is proposed to be made before September 2, 2009, a 1% prepayment penalty shall be paid. The unpaid principal amount of the September 2008 Notes and the accrued but unpaid interest thereon may be converted into shares of our common stock at $0.65 per share, which was above the market price of the Company’s common stock on the date of the offering. In addition, these promissory notes will be automatically converted into common stock, (A) if the closing price of the common stock is equal to or greater than two times the conversion price then in effect for a period of twenty (20) consecutive business days, or (B) upon the election of the holders of two thirds of the principal outstanding notes, or (C) upon the closing of a firmly underwritten public offering at a price that is two times the conversion price with cash proceeds to the Company of at least $10,000,000.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other

In connection with the issuance of certain promissory notes in August 2003, January 2005 and September 2005, which have since been redeemed, the Company had recorded unamortized debt discounts which were being amortized under the effective interest method as non-cash interest expense over the respective term of the debt issued. These were non-cash discounts related to the valuation of the common stock warrants issued to the note holders and the placement agent in the financing transactions that did not reduce the amount of principal cash repayments required to be made by the Company. On August 8, 2007, as a result of the early redemption of these promissory notes, the Company recorded a loss on extinguishment of $1.6 million, as follows:

Three Months Ended
September 30, 2007
Write offs of costs and gain related to the refinancing of the August 2003,
January 2005 and September 2005 Notes:
Unamortized debt costs	$443
Unamortized debt discounts	978
Cash pre-payment penalty	270
Gain on extinguishment	(50)
Loss on extinguishment of promissory notes, net	$1,641

To the extent that loss on extinguishment of promissory notes constitutes the recognition of previously deferred interest, it is considered interest expense for the calculation of certain interest expense amounts.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	SHAREHOLDERS’ EQUITY

   The following reflects the change in shareholders’ equity for the three months ended September 30, 2008 (in thousands, except share data):

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2008	4,587	$-	1,985	$-	-	$-	14,556,295	$146	$30,719	$(27,813)	$3,052

Net income	-	-	-	-	-	-	-	-	-	512	512
Issuance of Series C preferred stock, net of issuance costs of $37	-	-	-	-	229	-	-	-	112	-	112
Conversion of Series A preferred stock to common stock	(382)	-	-	-	-	-	382,000	3	(3)	-	-
Series A preferred stock dividend	-	-	-	-	-	-	-	-	(112)	-	(112)
Series B preferred stock dividend	-	-	-	-	-	-	-	-	(81)	-	(81)
Series C preferred stock dividend	-	-	-	-	-	-	-	-	(3)	-	(3)
Stock-based compensation expense	-	-	-	-	-	-	-	-	104	-	104

Balance at September 30, 2008	4,205	$-	1,985	$-	229	$-	14,938,295	$149	$30,736	$(27,301)	$3,584

Issuance of Series C Preferred Stock

On August 15, 2008, the Company issued, in a private offering to accredited investors, $148,850 in equity securities, consisting of 229 shares of Series C Convertible Preferred Stock, $0.01 par value, at a price of $650 per share (the “Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into 1,000 shares of the Company’s common stock at a price per share of $0.65 per share, which was above the closing market price of the Company’s common stock on the date of the offering. The rights and preferences of the Series C Preferred Stock are substantially similar to those of the Series A and Series B Preferred Stock.

The Series C Preferred Stock ranks senior to the common stock, $0.01 par value (the “Common Stock”) of the Company and is on parity with the holders of any other series of preferred stock as to the payment of dividends and distribution of assets, including the currently outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Upon liquidation, dissolution or winding up of the Company, holders of Series C Preferred Stock are entitled to be paid out of the assets of the Company an amount per share of Series C Preferred Stock equal to the greater of: (i) the original issue price of the Series C Preferred Stock, plus all accumulated but unpaid dividends; or (ii) the fair market value of the Series C Preferred Stock on an as-converted to Common Stock basis, plus all accumulated but unpaid dividends. Each holder of Series C Preferred Stock is entitled to one vote per share at each meeting of stockholders of the Company with respect to any and all matters presented to the stockholders of the Company.

Dividends will be paid on the Series C Preferred Stock when, as and if declared by the Board of Directors, but only out of funds that are legally available, in quarterly cash dividends at the rate of eighteen percent (18%) per annum of the sum of the Series C Original Issue Price of $650 per share, provided, however, that when the Company reports in an SEC filing that it has achieved positive Earnings Before Interest, Taxes, Depreciation and Amortization for two consecutive fiscal quarters, the quarterly cash dividend shall be changed from eighteen percent (18%) per annum to twelve percent (12%) per annum of the sum of the Series C Original Issue Price effective two weeks after notice of such change is transmitted to holders of the Series C Preferred Stock. Accordingly, the dividend rate on the Series C Preferred Stock is expected to be changed to twelve percent (12%) on or about December 1, 2008.

Each share of Series C Preferred Stock is currently convertible, at the option of the holder, into 1,000 shares of Common Stock based on a conversion price equal to $0.65 per share of Common Stock (the “Series C Conversion Price”). The Series C Conversion Price is subject to adjustment for stock dividends, stock splits and other similar recapitalization events. In addition, each share of Series C Preferred Stock shall automatically be converted into shares of Common Stock, based on the then-effective Series C Conversion Price, if:

(A)
the closing price of the Common Stock as reported on the Nasdaq Capital Stock Market (or on such other public securities trading market, such as the OTC Bulletin Board, as then constitutes the primary trading market for the Common Stock) is equal to or greater than two times the Series C Conversion Price then in effect (the “Series C Automatic Conversion Price”), for a period of twenty (20) consecutive business days, or

(B)	at any time upon the affirmative election of the holders of at least sixty-six and two-thirds percent (66 2/3%) of the outstanding shares of the Series C Preferred Stock, or
(C)
upon the earliest to occur of (x) the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of Common Stock for the account of the Company in which (i) the per share price is at least two times the Series C Automatic Conversion Price and (ii) the cash proceeds to the Company (before underwriting discounts, commissions and fees) are at least ten million dollars ($10,000,000).

Conversion of Series A Preferred Stock

In September 2008, the holders of an aggregate of 382 shares of the Company’s Series A Preferred Stock elected to convert those shares at the 1 to 1000 conversion ratio set by the Certificate of Designation for the Series A into an aggregate of 382,000 shares of the Company’s Common Stock.

Preferred Stock Dividends

During the first quarter of fiscal 2009, the Company declared dividends of $112,000, $81,000, and $3,000 per share on the outstanding Series A, Series B and Series C Preferred Stock, respectively. The dividends payable is paid quarterly; the dividend payable for the first quarter of fiscal 2009 of $196,000 on the Series A, Series B, and Series C Preferred Stock is outstanding as of the date of this filing. During fiscal 2008, we declared cumulative dividends from the original date of issuance until June 30, 2008 of $152,000 and $97,000 per share on the outstanding Series A and Series B Preferred Stock, respectively, of which the total fourth quarter dividend of $193,000 on the Series A and Series B Preferred Stock was paid in October 2008.

Employee Stock Options

During the first quarter of fiscal 2009, the Company granted 9,000 stock options under the Employee Stock Options Plan. The weighted average grant date fair value of the options granted was $0.33.

9.	CONTINGENCIES

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of September 30, 2008, therefore no contingency gains or losses have been recorded as of September 30, 2008. However, based on management’s knowledge at the time of this filing, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

On October 10, 2006, the Company commenced a civil action in Broward County, Florida Circuit Court against Financial Accounting Solutions Group, Inc. (“FAS”), Kramer Professional Staffing, Inc. (“KPS”), and Mitchell Kramer, an officer, director, shareholder and control person of FAS and KPS (“Kramer”), alleging that Kramer, FAS and KPS (collectively, the “Defendants”) induced the Company to engage FAS to provide services with respect to (a) the implementation of certain Information Technology (“IT”) functions; (b) the modernization and expansion of the Company’s accounting and business technology capabilities, and (c) compliance with public company accounting requirements and the Sarbanes-Oxley Act (the “IT Projects”) by making numerous misrepresentations concerning the experience, capabilities and background of FAS and FAS’ personnel. FAS subsequently filed a countersuit in the same court seeking payment of additional fees allegedly due from the Company. The court is jointly administering the countersuit with the Company’s action. The Company has amended its complaint to add Alex Zaldivar, the managing director and a principal of FAS, as an additional Defendant, and to make new claims for accounting malpractice, negligent training and supervision, negligent placement and breach of fiduciary duty against the Defendants. The case is currently in the discovery stage.

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

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We caution readers of this report that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. In addition to the Risk Factors included in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the United States Securities and Exchange Commission, the inaccuracy of any of the following assumptions could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	The avoidance of future net losses;

•	The avoidance of adverse consequences relating to our outstanding debt;

•	Our continuing ability to pay interest and principal on our debt instruments, and to pay our accounts payable and other liabilities when due;

•	Our continuing ability to comply with financial covenants contained in our credit agreements;

•	Our continuing ability to obtain all necessary waivers of covenant violations, if any, in our debt agreements;

•	The avoidance of significant provisions for bad debt reserves on our accounts receivable;

•	The continuing demand for our products and services at competitive prices and acceptable margins;

•	The avoidance of negative customer reactions to new or existing marketing strategies;

•	The avoidance of significant inventory reserves for slow moving products;

•	Our continuing ability to acquire sufficient trade credit from fuel and lubricants suppliers and other vendors;

•	The successful integration of acquired companies and/or organic geographic expansion into our existing operations, and enhancing the profitability of the integrated businesses or new markets;

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

OUR BUSINESS

We are a supplier of specialized transportation and distribution services for petroleum products and chemicals. We provide commercial mobile and bulk fueling, lubricant and chemical distribution, emergency response services and transportation logistics to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries. At September 30, 2008, we were conducting operations through 26 service locations in the ten states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. In November 2008, we expanded our operations into the state of Nevada. We have recently opened five additional service locations, giving us a total of 31 service location in eleven states.

We provide commercial mobile and bulk fueling, integrated out-sourced fuel management, packaging, distribution and sale of lubricants and chemicals, transportation logistics, and emergency response services. Our specialized equipment fleet delivers diesel fuel and gasoline to customer locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying bulk storage tanks, and providing fuel for emergency power generation systems. Our fleet also handles the movement of customer equipment and storage tanks we provide for use by our customers. We also distribute a wide variety of specialized petroleum products, lubricants and chemicals to our customers in Texas and in certain other markets that we service.

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

OVERVIEW

The first quarter of fiscal 2009 was a very exciting and successful quarter for the Company and its management team.

•
We achieved net income of $512,000 and EBITDA of $2.0 million for the quarter compared to a net loss of $3.0 million and EBITDA of $196,000 for the same period a year ago, a $3.5 million and $1.8 million improvement to our financial performance, respectively. In the quarter, we saw a continuation of the improvements in net margin contribution, bolstered by an increased level of emergency response services provided during this period. See the quarterly financial trend table below. We believe that, with our substantially improved performance and the complete implementation of our new Enterprise Resource Planning (“ERP’) system, we are now positioned to execute our acquisition strategy, with the ability to integrate acquired companies within six to twelve months from closing and achieve new economies of scale. While our ability to accelerate the execution of our acquisition plan may be limited by the global economic crisis and the resulting tight capital markets, we expect that, as those markets loosen, we will be in a position to make a number of valuable strategic acquisitions.

•
During the quarter, we were awarded a new, two-year agreement to provide fleet and emergency fueling services to the United States Postal Service (USPS).  Under this expanded agreement, the Company will provide scheduled fueling services to approximately 10,000 postal vehicles domiciled at over 350 locations across the United States.  In the new contract, we were awarded the servicing rights for new Vehicle Maintenance Facilities covering a large number of additional USPS delivery points, representing a 40% increase in volumes over the prior contract. The USPS was already our largest customer, representing 8% of our business in fiscal 2008, before these expanded services began on November 1, 2008.

•
We entered into a new multi-year Lubrication Marketer Agreement with Chevron Products Company to market Chevron branded lubricants, supplementing the Company’s similar 2005 agreement with Chevron for its Texaco brand of lubricants. Our rights with respect to the newly consolidated Chevron and Texaco brands and product lines eliminates product gaps in the Texaco line, allowing us to provide a single source solution for our lubricant customers. We will be able to leverage the strength of both brands in specific applications and offer a more inclusive product line, with continuing availability of the historical Texaco product formulations to those customers who rely on them in their applications. Most importantly, the addition of the Chevron product line to our Texaco portfolio will allow us to reach out to new customers that in the past would have required multiple vendors.

•
During the quarter, we expanded our May 2008 exclusive distribution agreement with Enviro Tech International, Inc., the manufacturer of  DrySolv™, its patented environmentally friendly dry cleaning solvent, soap, and spotting chemicals, to include the states of Arizona and California, in addition to our previously granted rights for the states of Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas. DrySolv™ is an environmentally friendly dry cleaning product and natural replacement product for PERC, the hazardous material used by most dry cleaners in the United States today. While the margin contribution of the DrySolv™ product is minimal today, we expect significant growth in the future as the U.S. Environmental Protection Agency (“EPA”) and other regulatory agencies continue to focus on the elimination of PERC.

•
During the quarter, we provided emergency response services following both Hurricane Gustav and Hurricane Ike, helping to stabilize the disaster areas by providing services to various customers, including many governmental agencies, utilities, hospitals, telecommunications and commercial fleet distributors. A portion of the improved performance during the first quarter over the prior year is attributable to these emergency response services.

•
The active hurricane season also affected the petroleum products supply distribution during the quarter, which caused delays in fuel availability in many of our markets. As such, we made a considerable effort in order to procure product from alternative markets and transport it into the markets where the supply was limited. In conjunction with these efforts, on September 2, 2008 we sold $725,000 in 12% unsecured convertible promissory notes maturing on September 1, 2010 to accredited investors. Since the new notes mature in September 1, 2010, the debt associated with the promissory notes was classified in our condensed unaudited consolidated balance sheet as long-term debt. The Company used the proceeds for working capital purposes, including the enhancement of supplier credit for those markets that had limited supply to purchase from alternative petroleum products suppliers. The additional credit is now being used to improve the overall product procurement opportunities for the Company.

•
We entered into amendments to our revolving line of credit agreement with our principal lender Wachovia, N.A., to extend the current maturity to July 1, 2009, and modified certain financial covenants. We believe that this extension will enable us to continue to meet the working capital needs of our business. It has recently been announced that Wachovia is to be acquired by Wells Fargo Corporation, a move that is widely expected to solidify Wachovia’s assets and lending ability going forward.

•
On October 16, 2008, our previously announced extension of time from the Nasdaq Stock Market to attain a minimum bid price of $1.00 until December 23, 2008 was, in light of the current extraordinary market conditions, further extended to March 30, 2009. According to Nasdaq, this temporary suspension should help to restore investor confidence in affected Nasdaq companies, allowing investors to make decisions without considering the likelihood of a near-term delisting. Nasdaq indicated that it would continue to monitor the affect that market conditions are having on the operation of its rules. Under the terms of the extension, as amended, the Company is required to have a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days on or before March 30, 2009, and to otherwise maintain compliance with all other applicable NASDAQ listing standards.

•
During the quarter, Taglich Brothers, a full-service broker dealer offering institutional and retail brokerage services, investment banking and comprehensive research coverage to the investment community, focused exclusively on companies with less than $250 million in market capitalization, initiated research coverage on the Company. During the past four years, Taglich has provided coverage on approximately 100 companies. The Company has paid a fee of $12,000 to Taglich for the creation and dissemination of research reports for the first six months and will pay a similar fee per six month period thereafter.

•
As previously noted, we are reporting net income for the first quarter of fiscal 2009 of $512,000 compared to a loss of $3.0 million a year ago. Notwithstanding the Company’s ability to achieve a profit this quarter, the financial results of the Company still carry a high burden of non-cash charges, stated rate interest expense, legal fees and additional public company costs. The $512,000 profit included $1.3 million in non-cash charges, such as depreciation and amortization of assets, debt costs, debt discounts, stock based compensation, and provision for doubtful accounts. The results include stated interest expense associated with servicing of our debt of $601,000, legal expenses of $351,000 and public company costs of $182,000.

•
The net margin in the first quarter of fiscal 2009 and 2008 was $6.2 million and $3.6 million on 18.6 million and 18.7 million gallons sold, resulting in net margin per gallon of 33.2 cents and 19.1 cents, respectively. The increase in net margin was primarily due to the continuation of the higher net margin per gallon trend reported in the fourth quarter of fiscal year 2008 plus the incremental margin contribution from the emergency response services provided in Louisiana and Texas during Hurricanes Gustav and Ike. The increase in net margins may also be attributed, in part, to the efficiencies of our new ERP system, which have helped us to identify and eliminate non-contributory lower margin business. Such elimination allows for increased capacity of our fleet and for personnel to be deployed for emergency response business as needed.

•
We achieved improvements in our operating results as reflected through our net income, EBITDA and net margin per gallon when compared to our most recent sequential quarterly results. Specifically, EBITDA improved by $836,000 from the fourth quarter of fiscal 2008 to the first quarter of fiscal 2009, and $1.8 million from the first quarter of fiscal 2008 to the first quarter of fiscal 2009, primarily due to the higher net margin contributions discussed above. The results for operating income also show an upward trend over the last three sequential quarters.

The following table presents certain operating results for the last six sequential quarters (in thousands, except net margin per gallon):

	For the three months ended
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2007	2007	2007	2008	2008	2008

Revenues	$57,526	$55,497	$58,994	$64,162	$82,036	$79,271
Gross profit	$2,921	$3,182	$2,565	$2,875	$4,290	$5,819
Selling, general and
administrative	$3,950	$3,803	$3,788	$3,445	$3,845	$4,632
Operating income (loss)	$(1,029)	$(621)	$(1,223)	$(570)	$445	$1,187
Interest expense and
other income, net	$(585)	$(757)	$(763)	$(720)	$(811)	$(667)
Loss on extinguishment
of promissory notes	$-	$(1,641)	$-	$(108)	$-	$-
Net income (loss)	$(1,614)	$(3,019)	$(1,986)	$(1,398)	$(366)	$512

EBITDA [1]	$127	$196	$(387)	$277	$1,154	$1,990

Net margin	$3,307	$3,569	$2,945	$3,228	$4,611	$6,161
Net margin per gallon	$0.17	$0.19	$0.16	$0.18	$0.24	$0.33
Gallons sold	19,678	18,695	18,050	18,102	19,024	18,550

 1EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. To the extent that loss on extinguishment of debt constitutes the recognition of previously deferred interest, it is considered interest expense for the calculation of interest expense. We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.

The following chart reconciles EBITDA to the net income (loss) for each of the six quarterly periods presented above (in thousands):

	For the three months ended
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2007	2007	2007	2008	2008	2008

Net income (loss)	$(1,614)	$(3,019)	$(1,986)	$(1,398)	$(366)	$512
Add back:
Income tax expense	-	-	-	-	-	8
Interest expense	919	778	782	780	720	683
Depreciation and
amortization expense:
Cost of sales	386	388	380	353	321	342
Selling, general and
administrative expenses	249	282	304	311	357	341
Stock-based compensation
amortization expense	187	126	133	123	122	104
Loss on extinguishment of promissory notes	-	1,641	-	108	-	-
EBITDA	$127	$196	$(387)	$277	$1,154	$1,990

•
Financial results from our commercial mobile and bulk fueling services continue to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved. The first quarter of 2009 continued to reflect a decrease in the number of gallons sold compared to the same period in 2008 due to lower volumes demanded by some of our existing customers in response to higher fuel prices and a weaker economy, the elimination of lower margin customers and our pursuit of business with higher net margin contributions partially offset by the volume generated from new customer additions. When compared to the fourth quarter, the lower gallons sold resulted from the hurricanes that impacted the Gulf Coast in August and September of 2008. Specifically, the Company preferentially reduced certain lower margin, high volume bulk day business in order to increase the delivery of higher margin emergency response services, but generate fewer gallons sold.

•
Escalating fuel prices in fiscal 2008 continued into most of the first quarter of fiscal 2009. In the first three quarters of fiscal 2008, however, these increases dampened the demand for the services and goods provided by much of our customer base and increased the fuel running costs of our own delivery fleet. In addition in fiscal 2008 and the first quarter of fiscal 2009, the higher fuel prices substantially increased the credit needed to cover the time between our payment for fuel and our receipt of payment from our customers. Our higher demand for credit caused new and pre-existing limitations on supplier credit, some of which may be attributable to the broader credit problems currently facing many financial institutions, to become a negative factor in our business by increasing our borrowing costs. While market fuel prices decreased an average of 8% in the first quarter of fiscal 2009 when compared to the preceding quarter, the situation remains volatile, as recently imposed limitations on credit availability for fuel purchases persist and suppliers limit product supply availability to avoid market adjustments on stored inventory. As a result, we still consider the terms and availability of supplier credit to be a critical factor in our selection of fuel suppliers.

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

Comparison of Three Months Ended September 30, 2008 (“first quarter of fiscal 2009”) to Three Months Ended September 30, 2007 (“first quarter of fiscal 2008”)

Revenues

Revenues were $79.3 million in the first quarter of fiscal 2009, as compared to $55.5 million in the same period of the prior year, an increase of $23.8 million, or 43%, primarily as a result of price variances due to overall higher market prices of petroleum products. Market fuel prices have increased approximately 55% in the first quarter of fiscal 2009 compared to the same period in the prior year. Price variances resulted in an increase of $24.2 million in revenues, including a partial contribution from the emergency response services provided during the current quarter, partially offset by a $430,000 decrease in revenues due to a 1% reduction in gallons sold compared to prior year. While we continued to add new customers during the first quarter of fiscal 2009, we believe that the slightly lower sales volume is largely the result of the contraction of the national economy, particularly as it is impacting the industries and geographic locations we serve, as well as some of our customers’ efforts to reduce their fuel consumption in light of substantially higher fuel prices. We cannot be certain that the recent easing of fuel prices will cause these customers to increase their fuel usage.

Gross Profit

Gross profit was $5.8 million in the first quarter of fiscal 2009, as compared to $3.2 million in the same period of the prior year, an increase of $2.6 million, or 83%. The net margin per gallon for the first quarters of fiscals 2009 and 2008 was 33.2 cents and 19.1 cents, respectively, an increase of 14.1 cents. This improvement was the result of the continued trend in higher net margin per gallon we achieved in the fourth quarter of fiscal year 2008 plus the incremental margin contribution from the emergency response services provided in Louisiana and Texas for Hurricanes Gustav and Ike.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.6 million in the first quarter of fiscal 2009, as compared to $3.8 million in the same period of the prior year, an increase of $829,000, or 22%. The increases in selling, general and administrative expenses were due to increases of $257,000 in the provision for doubtful accounts, $195,000 for legal expenses related to public company costs and other matters, $119,000 in credit card fees due to higher fuel prices, $114,000 in payroll related expenses, $62,000 in travel expenses primarily due to the emergency response work performed, $59,000 increase in SG&A depreciation due to the additions in fixed assets, and $24,000 in other expenses.

Interest Expense

Interest expense was $683,000 in the first quarter of fiscal 2009, as compared to $778,000 in the same period of the prior year, a decrease of $95,000, or 12%. The decrease was due to the reduction in our long-term debt as the outstanding secured promissory notes issued on August 2003, January 2005 and September 2005 were refinanced in August 2007 with new senior secured convertible subordinated notes and the decrease in the base interest rate related to our line of credit which is prime rate plus a margin of 0.75%. At September 30, 2008, the effective rate on our line of credit was 5.75% as compared to 9.0% at September 30, 2007.

The components of interest expense were as follows (in thousands):
	Three Months Ended
	September 30,
	2008	2007
Stated Rate Interest Expense:
Line of credit	$313	$359
Long term debt	267	302
Other	21	20
Total stated rate interest expense	601	681

Non-Cash Interest Amortization:
Amortization of deferred debt costs	72	47
Amortization of debt discount	10	50
Total non-cash interest amortization	82	97

Total interest expense	$683	$778

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

Income Taxes

State income tax expense of $8,000 was recorded for the first quarter of fiscal 2009. No federal income tax expense was recorded for the first quarters of fiscals 2009 and 2008. The net operating loss carryforward at June 30, 2008 was $29.8 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.

Net Income (Loss)

Net income was $512,000 in the first quarter of fiscal 2009, as compared to a loss of $3.0 million in the same period in the prior year. The $3.5 million increase in earnings resulted due to the continuing higher net margin per gallon trend we established in the fourth quarter of fiscal year 2008 plus the incremental margin contribution from the emergency response services provided in Louisiana and Texas during Hurricanes Gustav and Ike. The increase in earnings was also partially due to the loss on extinguishment of debt of $1.6 million recorded in the first quarter of fiscal 2008, as the outstanding secured promissory notes issued in August 2003, January 2005 and September 2005 were refinanced in August 2007 with new senior secured convertible subordinated notes. The increase in earnings was partially offset by an increase of $829,000 in selling, general and administrative expenses as discussed above.

EBITDA

As noted above, EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. To the extent that loss on extinguishment of debt constitutes the recognition of previously deferred interest, it is considered interest expense for the calculation of interest expense. We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.

EBITDA was $2.0 million in the first quarter of fiscal 2009, as compared to $196,000 in the same period of the prior year, an increase of $1.8 million. The increase was due to the continued higher net margin per gallon traction we achieved in the fourth quarter of fiscal year 2008 plus the incremental margin contribution from the emergency response services provided in Louisiana and Texas during Hurricane Gustav and Ike as described above in our Business Overview. The increase was partially offset by an increase in selling, general, and administrative expenses.

The reconciliation of EBITDA to net income (loss) for the first quarters of fiscals 2009 and 2008 was as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007

Net income (loss)	$512	$(3,019)
Add back:
Income tax expense	8	-
Interest expense	683	778
Depreciation and amortization expense:
Cost of sales	342	388
Selling, general and administrative expenses	341	282
Stock-based compensation amortization expense	104	126
Loss on extinguishment of promissory notes	-	1,641
EBITDA	$1,990	$196

Capital Resources and Liquidity

At September 30, 2008, we had total cash and cash availability of $3.5 million, which consisted of cash and cash equivalents of $51,000 and additional cash availability of approximately $3.5 million through our line of credit. As of November 12, 2008, our cash and cash availability was approximately $2.6 million +WP# D-3|. We are able to draw on our line of credit on a daily basis subject to debt covenant requirements.

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

The escalating fuel prices in fiscal 2008, which continued into most of the first quarter of fiscal 2009, adversely affected our capital resources. Historically, while we generally avoided the impact of higher fuel prices by passing along the higher prices to our customers, the higher costs for operating our own delivery fleet and the decreased demand for the services and goods provided by most of our customer base, and in turn, those customers’ demand for fuel, have had an indirect effect on our profitability. In addition, the higher fuel prices substantially increased the amount of credit that we needed to obtain from our suppliers of fuel. Our higher demand for credit led to limitations on the supplier credit available to us and increased our costs of obtaining that credit. We initially addressed the limitations on supplier credit by issuing short-term notes to a limited number of investors in November 2007, the proceeds from which we used for credit enhancements in those markets where our credit was most limited. These notes were subsequently exchanged for Series A Preferred Stock in February 2008, which strengthened our balance sheet and helped us achieve compliance with listing standards of the Nasdaq Stock Market. The exchange of the November 2007 notes for Series A Preferred Stock and the March 2008 exchange of $1.75 million in senior secured promissory notes for Series B Preferred Stock, improved our access to supplier credit. In addition in September 2008, we sold $725,000 in unsecured convertible promissory notes to accredited investors. Nevertheless, even with fuel prices decreasing in recent weeks, the availability of credit for fuel purchases remains an important issue for us. See Adequacy of Capital Resources below for further discussion.

Sources of Cash

Debt Financing and Equity Offerings

We have a $25 million line of credit facility with Wachovia N.A., which permits us to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined. Outstanding letters of credit reduce the maximum amount available for borrowing. Our line of credit finances the timing difference between petroleum product purchases payable generally in 10 to 12 days from date of delivery and the collection of receivables from our customers, generally in 30 to 45 days from date of delivery.

Interest is payable monthly at prime plus 0.75% through September 30, 2008, and may increase up to prime plus 2.75% after such date based on the Company meeting certain fixed charge coverage ratios. At September 30, 2008 the interest rate was 5.75%. Outstanding borrowings under the line of credit are secured by substantially all of our assets other than our truck fleet and related equipment. The maturity date of the line of credit is July 1, 2009.

As of September 30, 2008, we issued letters of credit for an aggregate amount of $1.35 million and as of November 12, 2008, we have issued $1.7 million. These letters of credit were issued to obtain better purchasing terms and pricing than was then available in certain markets. The letters of credit have twelve-month expirations and renew automatically. No amounts have been drawn on any of the letters of credit, however, as described above, outstanding letters of credit reduce our cash availability under our line of credit facility.

As of September 30, 2008 and June 30, 2008, we had outstanding borrowings of $16.0 million and $19.8 million, respectively, under our $25.0 million line of credit. The line of credit is classified as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreement” due to certain provisions in the agreement providing for subjective acceleration rights and requiring the Company to maintain a lockbox arrangement whereby cash deposits are automatically utilized to reduce amounts outstanding under the line of credit. Based on eligible receivables and inventories, and letters of credit outstanding at September 30, 2008 and June 30, 2008, we had $3.5 million and $1.8 million, respectively, of cash availability under the line of credit.

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

Dividends will be paid on the Series C Preferred Stock when, as and if declared by the Board of Directors, but only out of funds that are legally available, in quarterly cash dividends at the rate of eighteen percent (18%) per annum of the sum of the original issue price per share, provided, however, that with the report in this SEC filing that we have achieved positive Earnings Before Interest, Taxes, Depreciation and Amortization for two consecutive fiscal quarters, the quarterly cash dividend shall be changed from eighteen percent (18%) per annum to twelve percent (12%) per annum of the sum of the original issue price, effective two weeks after notice of such change is transmitted to holders the Preferred Stock. Dividends are cumulative from the date of the original issuance of the Series C Preferred Stock. Accumulated unpaid dividends on shares of Series C Preferred Stock do not bear interest. While the original issue price per share varies, the rights and preferences of the previously issued Series A and Series B Preferred Stock are substantially similar to those of the Series C Preferred Stock.

During the first quarter of fiscal 2009, we declared dividends of $196,000 on the outstanding Series A, Series B and Series C Preferred Stock. The dividends payable is paid quarterly; the first quarter of fiscal 2009 dividend payable is outstanding as of the date of this filing but will be paid shortly after the filing of the Form 10-Q.

On September 2, 2008, we sold $725,000 in 12% unsecured convertible promissory notes maturing on September 1, 2010. The promissory notes are unsecured and are expressly subordinated to any amounts owed now or in the future to our primary lender pursuant to a subordination agreement between the note holders and the lender. Interest on the notes is payable semi-annually, on each March 1 and September 1, beginning March 1, 2009. The notes may be redeemed by us, in whole or in part, without prepayment penalty or premium, except that, if such pre-payment is proposed to be made before September 2, 2009, a 1% prepayment penalty shall be paid. The unpaid principal amount of the promissory notes and the accrued but unpaid interest thereon may be converted into shares of our common stock at $0.65 per share. In addition, the notes will automatically be converted into common stock: (A) if the closing price of the common stock is equal to or greater than two times the conversion price then in effect for a period of twenty (20) consecutive business days, or (B) upon the election of the holders of two thirds of the principal outstanding under the Notes, or (C) upon the closing of a firmly underwritten public offering at a price that is two times the conversion price with cash proceeds to the Company of at least $10,000,000.

Our debt agreements have covenants that define certain financial requirements and operating restrictions. Our failure to comply with any covenant or material obligation contained in these debt agreements, absent a waiver or forbearance from the lenders, would result in an event of default which could accelerate debt repayment terms under the debt agreements. Due to cross-default provisions contained in our debt agreements, an event of default under one agreement could accelerate repayment terms under the other agreements, which would have a material adverse effect on our liquidity and capital resources. At the date of this filing, we are in compliance with the requirements of the applicable covenants required by our debt agreements.

Cash Flows

During the first quarters of fiscal year 2009 and 2008, cash and cash equivalents increased $3,000 and decreased $1.0 million, respectively.

We generated cash from the following sources (in thousands):

	Three Months Ended
	September 30,
	2008	2007

Proceeds from issuance of promissory notes	$725	$5,690
Proceeds from issuance of preferred stock	149	-
Cash provided by operating activities	3,047	2,538
Decrease in restricted cash	56	424
Proceeds from sale of equipment	91	6
Proceeds from issuance of common stock warrants	-	1,170
	$4,068	$9,828

We used cash primarily for (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Principal payments on promissory notes	$-	$(6,359)
Net payments on line of credit payable	(3,830)	(3,103)
Purchases of property and equipment	(153)	(882)
Payments of debt, preferred stock and warrant issuance costs	(70)	(439)
Capital lease payments	(12)	(13)
	$(4,065)	$(10,796)

Net change in cash and cash equivalents	$3	$(968)

As of September 30, 2008, we had $16.0 million outstanding under our line of credit. The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying condensed unaudited consolidated statements of cash flows for the first quarter of fiscal 2009 include the cumulative activity of the daily borrowings and repayments, $80.6 million and $84.5 million, respectively, under the line of credit. The availability under the line of credit at September 30, 2008 amounted to $3.5 million. The net cash borrowings from, or repayments of, the line of credit during the first quarters of fiscals 2009 and 2008, respectively, have been included as sources or uses of cash in the tables above.

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

Our uses of cash over the next twelve months are expected to be principally for operating working capital needs, maintaining our line of credit, servicing the interest on our debt and dividend requirements on our preferred stock. We will continue to pursue additional conversions of debt into equity or other capital infusions to reduce the amounts owed under our long-term debt.

Although various factors could negatively impact our access to supplier credit terms and the cash available to us under our line of credit, including but not limited to uncollected accounts receivable, operating losses, delays in collections from customers, higher operating expenses or other increases in cash expenditures, we believe that we will be able to maintain or obtain adequate short-term credit from our suppliers in all of the markets we serve, or make other financing arrangements in those markets where supplier credit is limited, and that our cash available under our bank line of credit will continue providing sufficient working capital to maintain our business during fiscal 2009. The bank line of credit, which was scheduled to expire on December 31, 2008, has been extended until July 1, 2009. There can be no assurance that a renewal or a replacement line of credit can be obtained on acceptable terms or that the Company will be able to obtain a line of credit with a different bank. If the line of credit is not renewed or extended and the Company cannot find an alternate lender, the Company would not be able to repay its lender for the line of credit balance.

In order to accomplish our business plan of organic growth and strategic acquisitions, we need to raise additional equity capital, some of which would be utilized to support our pursuit of new acquisitions and working capital requirements. Ongoing expenditures for our corporate infrastructure, letters of credit needed to procure supply or obtain more favorable pricing, and integration of future acquisitions may also require us to seek additional capital. There is no assurance that we will be able to obtain any such additional capital at acceptable terms, or that we will be able to raise the additional capital needed to execute our acquisition plan. While we believe that we will continue to comply with the covenants in our debt agreements, fund our operations and service our debt as it becomes due, there is no assurance that we will be able to do so. Any such failure to do so may require us to change our capital structure or alter our operations.

Off-Balance Sheet Arrangements

At September 30, 2008, we do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Certain aspects of this standard were effective for the financial statements issued for the Company’s first quarter of fiscal year 2009. The adoption of FAS No. 157 had no impact on the Company’s consolidated financial position, results of operations or cash flows. FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, provides a one-year deferral of the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at least annually at fair value on a recurring basis. The Company has not yet determined the impact, if any, that the adoption of FAS No. 157-2 will have on its consolidated financial position, results of operations or cash flows.

In February 2007, FAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), was issued.  FAS No. 159 enables companies to report selected financial assets and liabilities at their fair value.  This statement requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company’s election to use fair value on its earnings.  FAS No. 159 also requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value.  FAS No. 159 is effective for the Company’s first quarter of fiscal year 2009. The Company’s adoption of FAS No. 159 had no impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued FAS Statement No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”), which replaces FAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

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

Critical Accounting Policies

We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amount of revenues and expenses and other significant areas involving management's judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. There were no changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Information Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Controls over Financial Reporting

    No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMF ENERGY CORPORATION

November 14, 2008	By:	/s/ Richard E. Gathright
Richard E. Gathright
Chairman of the Board, Chief Executive Officer and
President (Principal Executive Officer)

	By:	/s/ Michael S. Shore
Michael S. Shore
Chief Financial Officer, Treasurer and Senior Vice
President (Principal Financial Officer)

INDEX OF EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002