Form 10-Q
period 2008-12-31
SMF ENERGY CORP
filed 2009-02-17
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of February 11, 2009 there were 15,187,623 shares of the registrant’s common stock outstanding.

SMF ENERGY CORPORATION

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share and per share data)

	December 31, 2008	June 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$158	$48
Accounts receivable, net of allowances of $1,470 and $1,283	15,000	30,169
Inventories, net of reserve of $98 and $99	1,851	2,535
Prepaid expenses and other current assets	690	855
Total current assets	17,699	33,607
Property and equipment, net of accumulated depreciation of $14,589 and $13,981	9,353	10,276
Identifiable intangible assets, net of accumulated amortization of $1,251 and $1,060	2,201	2,392
Goodwill	228	228
Deferred debt costs, net of accumulated amortization of $713 and $556	253	348
Other assets	80	133
Total assets	$29,814	$46,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$7,884	$19,789
Current portion of long-term debt, net of unamortized debt discount of $45	8,814	-
Accounts payable	4,973	9,921
Accrued expenses and other liabilities	4,093	4,938
Total current liabilities	25,764	34,648
Long-term liabilities:
Promissory notes, net of unamortized debt discount of $0 and $65	725	8,794
Other long-term liabilities	443	490
Total liabilities	26,932	43,932
Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 Series A shares authorized, 4,205 and 4,587 issued and outstanding at December 31, 2008 and June 30, 2008, respectively	-	-
Preferred stock, $0.01 par value; 2,000 Series B shares authorized, 1,985 issued and outstanding at December 31, 2008 and June 30, 2008	-	-
Preferred stock, $0.01 par value; 2,000 Series C shares authorized, 229 and 0 issued and outstanding at December 31, 2008 and June 30, 2008, respectively	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 14,938,295 and 14,556,295 issued and outstanding at December 31, 2008 and June 30, 2008, respectively	149	146
Additional paid-in capital	30,694	30,719
Accumulated deficit	(27,961)	(27,813)
Total shareholders’ equity	2,882	3,052
Total liabilities and shareholders’ equity	$29,814	$46,984

The accompanying notes to the condensed unaudited financial statements are an integral part of these consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Petroleum product sales and service revenues	$39,876	$52,905	$112,838	$102,094
Petroleum product taxes	5,236	6,089	11,545	12,397
Total revenues	45,112	58,994	124,383	114,491

Cost of petroleum product sales and service	36,584	50,340	103,727	96,347
Petroleum product taxes	5,236	6,089	11,545	12,397
Total cost of sales	41,820	56,429	115,272	108,744

Gross profit	3,292	2,565	9,111	5,747

Selling, general and administrative expenses	3,267	3,788	7,899	7,591

Operating income (loss)	25	(1,223)	1,212	(1,844)

Interest expense	(680)	(782)	(1,363)	(1,560)
Interest and other income	3	19	19	40
Loss on extinguishment of promissory notes	-	-	-	(1,641)

Loss before income taxes	(652)	(1,986)	(132)	(5,005)

Income tax expense	(8)	-	(16)	-
Net loss	$(660)	$(1,986)	$(148)	$(5,005)

Basic and diluted net loss per share computation:

Net loss	$(660)	$(1,986)	$(148)	$(5,005)
Less: Preferred stock dividends	(132)	-	(328)	-
Net loss attributable to common stockholders	$(792)	$(1,986)	$(476)	$(5,005)

Basic and diluted net loss per share attributable to common stockholders	$(0.05)	$(0.14)	$(0.03)	$(0.35)

Basic and diluted weighted average common shares outstanding	14,938	14,556	14,792	14,379

The accompanying notes to the condensed unaudited financial statements are an integral part of these consolidated statements of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

	Six Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(148)	$(5,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization:
Cost of sales	584	768
Selling, general and administrative	683	586
Amortization of deferred debt cost	158	130
Amortization of debt discount	20	63
Amortization of stock-based compensation	182	259
Gain from sale of assets	(4)	(11)
Inventory reserve	-	(46)
Provision for doubtful accounts	332	237
Non-cash loss on extinguishment of debt	-	1,371
Changes in operating assets and liabilities:
Decrease in accounts receivable	14,836	3,815
Decrease in inventories, prepaid expenses and other assets	847	311
Decrease in accounts payable and other liabilities	(5,800)	(216)
Net cash provided by operating activities	11,690	2,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(193)	(1,422)
Proceeds from sale of equipment	56	18
Decrease in restricted cash	91	625
Net cash used in investing activities	(46)	(779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	133,375	119,444
Repayments of line of credit	(145,280)	(123,794)
Proceeds from issuance of promissory notes	725	7,690
Proceeds from issuance of preferred stock	149	-
Proceeds from issuance of common stock and warrants	-	1,170
Principal payments on promissory notes	-	(6,359)
Debt issuance costs	(65)	(457)
Common stock, preferred stock, and warrants issuance costs	(22)	(79)
Payment of dividends	(390)	-
Capital lease payments	(26)	(22)
Net cash used in financing activities	(11,534)	(2,407)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	110	(924)

CASH AND CASH EQUIVALENTS, beginning of period	48	987

CASH AND CASH EQUIVALENTS, end of period	$158	$63

(Continued)

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Continued)	Six Months Ended December 31,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$1,150	$1,310

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Accrued dividends related to preferred stock	$132	$-

Capital leases	$47	$-

Conversion of preferred shares to common shares	$210	$-

Refinancing of August 2003, January 2005, and September 2005 notes into August 2007 notes	$-	$4,918

Non-cash costs related to issuance of stock, warrants and August 2007 notes	$-	$134

Debt discount costs related to issuance of stock, warrants and extension of warrants and August 2007 notes	$-	$112

The accompanying notes to condensed unaudited financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

At December 31, 2008, the Company was conducting operations through 31 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for any subsequent period or the fiscal year ending June 30, 2009.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the United States Securities and Exchange Commission (the “2008 Form 10-K”).

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.           RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FAS Statement No. 157, “Fair Value Measurements” (“FAS No. 157”).  This standard provides guidance for using fair value to measure assets and liabilities.  Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability.  In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Certain aspects of this standard were effective for the financial statements issued for the Company since the beginning of fiscal year 2009.  The adoption of FAS No. 157 had no impact on the Company’s consolidated financial position, results of operations or cash flows.  FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, provides a one-year deferral of the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at least annually at fair value on a recurring basis.  The Company has not yet determined the impact, if any, that the adoption of FAS No. 157-2 will have on its consolidated financial position, results of operations or cash flows.

In February 2007, FAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), was issued.  FAS No. 159 enables companies to report selected financial assets and liabilities at their fair value.  This statement requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company’s election to use fair value on its earnings.  FAS No. 159 also requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value.  FAS No. 159 is effective for the Company since the beginning of fiscal year 2009.  The Company’s adoption of FAS No. 159 had no impact on the Company’s financial condition or results of operations.

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

 4.           CASH AND CASH EQUIVALENTS

During the six months ended December 31, 2008, the Company paid down $11.9 million on its line of credit payable.  Total cash and cash availability was $2.0 million and $1.9 million at December 31, 2008 and June 30, 2008, respectively, and was $2.5 million at February 11, 2009.  Total cash and cash availability includes cash as presented in the Company’s balance sheet and cash available to the Company through its line of credit, described in Note 6 - Line of Credit Payable.

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

Diluted earnings per share is computed by dividing net earnings attributable to common shareholders by the weighted-average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  Conversion or exercise of the potential common shares is not reflected in diluted earnings unless the effect is dilutive.  In determining whether outstanding common share equivalents should be considered for their dilutive effect, the average market price of the Company’s common stock for the period has to exceed the exercise price of the outstanding common share equivalent.  The dilutive effect, if any, of outstanding common share equivalents would be reflected in diluted earnings per share by application of the if-converted and the treasury stock method, as applicable.  The Company excluded the impact of its common stock equivalents in the computation of diluted net loss per share for the three and six months ended December 31, 2008 and 2007, as their effect is not dilutive.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common stock equivalents outstanding consisted of (in thousands):

	December 31,
	2008	2007

Stock options	2,008	2,040
Common stock warrants	747	887
Promissory note conversion rights	4,149	3,633
Preferred stock conversion rights	6,419	-
Total common stock equivalents outstanding	13,323	6,560

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net loss	$(660)	$(1,986)	$(148)	$(5,005)
Less: Preferred stock dividends	(132)	-	(328)	-
Net loss attributable to common stockholders	$(792)	$(1,986)	$(476)	$(5,005)

Net loss per share attributable to common stockholders – basic and diluted	$(0.05)	$(0.14)	$(0.03)	$(0.35)

Weighted average shares outstanding:
Basic and diluted	14,938	14,556	14,792	14,379

6.            LINE OF CREDIT PAYABLE

The Company has a $25.0 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined.  Outstanding letters of credit reduce the maximum amount available for borrowing.  Interest is payable monthly based on a pricing matrix agreed with the bank.  At December 31, 2008 the interest rate was at prime plus 0.75%. At December 31, 2008, the interest rate was 4.00%.  Outstanding borrowings under the line are secured by substantially all Company assets other than its transportation fleet and related field equipment.

As of December 31, 2008 and June 30, 2008, the Company had outstanding borrowings of $7.9 million and $19.8 million, respectively, under its $25.0 million line of credit.  The line of credit is classified as a current liability in accordance with EIFT 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements”.  Based on eligible receivables and inventories, and letters of credit outstanding at December 31, 2008 and June 30, 2008, the Company had $1.8 million and $1.8 million of cash availability under the line of credit.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants.  At December 31, 2008, the financial covenants included a minimum availability of $750,000, a fixed charge coverage ratio of 1.3 to 1.0, and a capital expenditure limitation for fiscal year 2009 of $750,000. At December 31, 2008 and June 30, 2008, the Company had a maximum amount of $1.750 million and $1.5 million, respectively for which letters of credit could be issued.    At December 31, 2008 and June 30, 2008, $1.6 million and $1.35 million, respectively, had been issued in letters of credit.

In September 2008, the Company and its line of credit lender entered into the Sixteenth Amendment and also into the Seventeenth Amendment to the loan and security agreement.  These amendments allowed for the issuance of unsecured promissory notes, extended the maturity date from December 31, 2008 to July 1, 2009, and modified the variable interest rate to a range of 0.75% to 2.75% over the prime lending rate based on the Company meeting certain fixed charge coverage ratios.  Additionally, effective October 31, 2008, the average monthly availability requirement was eliminated and replaced with a required fixed charge coverage ratio of 1.0 to 1.0 through November 2008 and 1.3 to 1.0 thereafter.  The termination fee of 0.5% was also eliminated for the period of September 2008 through December 31, 2008.

The line of credit agreement also requires the Company to obtain the consent of the financial institution prior to incurring additional debt, or entering into mergers, consolidations or sales of assets.  Failure to comply with one or more of the covenants in the future could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition.  At December 31, 2008, the Company was in compliance with all the requirements of its covenants under the agreement.

7.            LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,	June 30,
	2008	2008

September 2008 unsecured convertible subordinated promissory notes (the “September 2008 Notes”) (12% interest due semi-annually, March 1 and September 1 beginning March 1, 2009); matures September 1, 2010 in its entirety; effective interest rate of 12%. For additional details, see below.	$725	$-

August 2007 senior secured convertible subordinated promissory notes (the “August 2007 Notes”) (11.5% interest due semi-annually, January 1 and July 1); matures December 31, 2009 in its entirety; effective interest rate of 14.6% including cost of warrants and other debt issue costs.	8,859	8,859

Unamortized debt discount	(45)	(65)

	9,539	8,794

Less: current portion	(8,814)	-

Long-term debt, net	$725	$8,794

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

Effective January 30, 2008, the holders of the August 2007 Notes agreed to the deferral of the $520,000 interest payment due on the August 2007 Notes from January 1 to April 15, 2009.  As consideration for the deferral, the Company paid a deferral fee equal to 1% of the outstanding principal balance, or $88,950, 50% of which was paid in cash, with the remainder satisfied through issuance of unregistered shares of the Company’s common stock.

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

Six Months Ended
December 31, 2007
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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.           SHAREHOLDERS’ EQUITY

             The following reflects the change in shareholders’ equity for the six months ended December 31, 2008 (in thousands, except share data):

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2008	4,587	$-	1,985	$-	-	$-	14,556,295	$146	$30,719	$(27,813)	$3,052

Net loss	-	-	-	-	-	-	-	-	-	(148)	(148)
Issuance of Series C preferred stock, net of issuance costs of $25	-	-	-	-	229	-	-	-	124	-	124
Conversion of Series A preferred stock to common stock	(382)	-	-	-	-	-	382,000	3	(3)	-	-
Series A preferred stock dividend	-	-	-	-	-	-	-	-	(183)	-	(183)
Series B preferred stock dividend	-	-	-	-	-	-	-	-	(136)	-	(136)
Series C preferred stock dividend	-	-	-	-	-	-	-	-	(9)	-	(9)
Stock-based compensation expense	-	-	-	-	-	-	-	-	182	-	182

Balance at December 31, 2008	4,205	$-	1,985	$-	229	$-	14,938,295	$149	$30,694	$(27,961)	$2,882

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

Dividends paid on the Series C Preferred Stock when, as and if declared by the Board of Directors, but only out of funds that are legally available, in quarterly cash dividends at the rate of eighteen percent (18%) per annum of the sum of the Original Issue Price of $650 per share.  Since the Company achieved positive Earnings Before Interest, Taxes, Depreciation and Amortization for two consecutive fiscal quarters, the quarterly cash dividend was changed from eighteen percent (18%) of the Original Issue Price per annum to twelve percent (12%) in December 2008.

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
(C)
upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of Common Stock for the account of the Company in which (i) the per share price is at least two times the Series C Automatic Conversion Price and (ii) the cash proceeds to the Company (before underwriting discounts, commissions and fees) are at least ten million dollars ($10,000,000).

Conversion of Series A Preferred Stock

In September 2008, the holders of an aggregate of 382 shares of the Company’s Series A Preferred Stock elected to convert those shares at the 1 to 1000 conversion ratio set by the Certificate of Designation for the Series A into an aggregate of 382,000 shares of the Company’s Common Stock.

Preferred Stock Dividends

Cumulative dividends on the Series A, Series B, and Series C Preferred Stock are declared quarterly.  During the first six months of fiscal 2009, the Company declared $328,000 in cumulative dividends on the Series A, Series B, and Series C Preferred Stock, of which $132,000 remains outstanding as of the date of filing. During the last six months of fiscal 2008, the Company declared dividends of $249,000 of which $56,000 was paid during fiscal 2008 and the remainder was paid during fiscal 2009.

Employee Stock Options

During the six months ended December 31, 2008, the Company granted 28,000 stock options under the Employee Stock Options Plan.  The weighted average grant date fair value of the options granted was $0.29.

9.           CONTINGENCIES

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities.  Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts that may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of December 31, 2008, therefore no contingency gains or losses have been recorded as of December 31, 2008.   However, based on management’s knowledge at the time of this filing, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

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

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  A number of important factors may affect our actual results and could cause them to differ significantly from those expressed in any forward-looking statement.  In addition to the Risk Factors included in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the United States Securities and Exchange Commission, the inaccuracy of any of the following assumptions could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

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

OUR BUSINESS

We are a supplier of specialized transportation and distribution services for petroleum products and chemicals.  We provide commercial mobile and bulk fueling, lubricant and chemical distribution, emergency response services and transportation logistics to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries.  At December 31, 2008, the Company was conducting operations through 31 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

We provide commercial mobile and bulk fueling, integrated out-sourced fuel management, packaging, distribution and sale of lubricants and chemicals, transportation logistics, and emergency response services.  Our specialized equipment fleet delivers diesel fuel and gasoline to customer locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying bulk storage tanks, and providing fuel for emergency power generation systems.  Our fleet also handles the movement of customer equipment and storage tanks we provide for use by our customers.  We also distribute a wide variety of specialized petroleum products, lubricants and chemicals to our customers in Texas and in certain other markets.

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

OVERVIEW

•
We continued to focus on the improvement of our business by adding new customers, deriving higher net margin per gallon, managing our expenses and maintaining our customer base in a difficult economic environment.   In the fourth quarter of fiscal 2008, we began a trend of financial performance improvement as evidenced by the achievement of higher net margins, reduction of our losses, and improvements in EBITDA.   While our volumes have decreased in the second quarter of fiscal 2009 as a direct result of the rapid contraction of the national economy and the current world-wide severe economic downturn and recession, impacting the majority of our 4,600 customers and all industry sectors we service, we are able to operate more efficiently, partly due to our new ERP system, which allows us more visibility into our business allowing us to react quickly to market conditions or business opportunities.

•
The trend of improvement continued throughout the first quarter of fiscal 2009 and while we are able to deliver improved results when compared to the prior year, we experienced a dramatic decline in our volumes in November and December as a result of our customers delivering less of their goods and services in the current economy and world-wide financial crisis.  We took swift far reaching cost cutting and business restructuring steps beginning late in November, continuing through December and into the current quarter to meet the decrease in customer demand.  These steps have included eliminating operating and administrative personnel, reducing other employee expenses and benefits, maximizing the use of running equipment and reducing direct and office operating expenses.   This process has included the consolidation of delivery routes wherever possible to improve efficiencies, while ensuring that we are able to maintain our same high level of service to our existing customers.  This undertaking has required extremely detailed scheduling and planning as we have aggressively sought and have added new customers who are attempting to reduce their costs of operations or whose prior service providers were ineffective in delivering value to them.

•
During this difficult market environment, we have continued our track record of collecting our receivables.  At December 31, 2008, our receivables were $15.0 million compared to $30.2 million at June 30, 2008, partly a reflection of decreased fuel prices, but also of our strong credit and underwriting efforts.   Towards the end of January, 2009, and into February we are experiencing some stabilization of existing customer demand and volumes, together with a marked increase in new customer starts.  While there can be no assurances that this trend will continue, we remain cautiously optimistic that these developments coupled with the cost cuts and efficiency improvements taken in response to the current deep economic recession, will positively impact our operations and financial performance.

•
We achieved a net loss of $660,000 and EBITDA of $690,000 for the quarter compared to a net loss of $2.0 million  and a negative EBITDA of $387,000  for the same period a year ago, a $1.3 million and $1.1 million improvement to our financial performance, respectively.  During the six months ended December 31, 2008, we had a net loss of $148,000 and EBITDA of $2.7 million compared to a net loss of $5.0 million and negative EBITDA of $191,000 for the same period a year ago, a $4.9 million and $2.9 million improvement, respectively.

•
As previously noted, we are reporting a net loss for the second quarter of fiscal 2009 of $660,000 compared to a loss of $2.0 million a year ago.   The $660,000 net loss included $688,000 in non-cash charges, such as depreciation and amortization of assets, debt costs, debt discounts, stock based compensation, and provision for doubtful accounts.  The net loss also included stated interest expense associated with servicing of our debt of $584,000, legal expenses of $178,000 and public company costs of $208,000.

•
The net margin in the second quarter of fiscal 2009 and 2008 was $3.5 million and $2.9 million, respectively, on 16.6 million and 18.1 million gallons sold during those periods.    The net margins per gallon in the second quarter of fiscal 2009 and 2008 were 21.3 cents and 16.3 cents, respectively.  The increase in net margin in 2009 was primarily due to the continuation of the higher net margin trend previously reported for the fourth quarter of fiscal year 2008.  The increase in net margins can be attributed, in part, to the efficiencies of our new ERP system, which has helped us to identify and eliminate non-contributory, lower margin business.

•
During the quarter, we began deliveries under a new two-year agreement to provide fleet and emergency fueling services to the United States Postal Service (USPS).  Under this expanded agreement, the Company is providing scheduled fueling services to approximately 10,000 postal vehicles domiciled at over 350 locations across the United States.  Under the new contract, we were awarded the servicing rights for new Vehicle Maintenance Facilities covering a large number of additional USPS delivery points, representing a 40% increase in volumes over the prior contract before taking into account the current slow-down in business attributable to the economy.  The USPS was already our largest customer, representing 8% of our business in fiscal 2008, before these expanded services began on November 1, 2008.

The following table presents certain operating results for the last six sequential quarters (in thousands, except net margin per gallon):

	For the three months ended
	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2008	2008	2008	2008

Revenues	$55,497	$58,994	$64,162	$82,036	$79,271	$45,112
Gross profit	$3,182	$2,565	$2,875	$4,290	$5,819	$3,292
Selling, general and administrative	$3,803	$3,788	$3,445	$3,845	$4,632	$3,267
Operating income (loss)	$(621)	$(1,223)	$(570)	$445	$1,187	$25
Interest expense and other income, net	$(757)	$(763)	$(720)	$(811)	$(667)	$(677)
Loss on extinguishment of promissory notes	$(1,641)	$-	$(108)	$-	$-	$-
Net income (loss)	$(3,019)	$(1,986)	$(1,398)	$(366)	$512	$(660)

EBITDA [1]	$196	$(387)	$277	$1,154	$1,990	$690

Net margin [2]	$3,569	$2,945	$3,228	$4,611	$6,161	$3,534
Net margin per gallon	$0.19	$0.16	$0.18	$0.24	$0.33	$0.21
Gallons sold	18,695	18,050	18,102	19,024	18,550	16,602

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

    2 Net margin per gallon is calculated by adding gross profit to the cost of sales depreciation and amortization and dividing that sum by the number of gallons sold.

The following chart reconciles EBITDA to the net income (loss) for each of the six quarterly periods presented above (in thousands):

	For the three months ended
	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2008	2008	2008	2008

Net income (loss)	$(3,019)	$(1,986)	$(1,398)	$(366)	$512	$(660)
Add back:
Interest expense	778	782	780	720	683	680
Income tax expense	-	-	-	-	8	8
Depreciation and amortization expense:
Cost of sales	388	380	353	321	342	242
Selling, general and
administrative expenses	282	304	311	357	341	342
Stock-based compensation
amortization expense	126	133	123	122	104	78
Loss on extinguishment of promissory notes	1,641	-	108	-	-	-
EBITDA	$196	$(387)	$277	$1,154	$1,990	$690

•
Financial results from our commercial mobile and bulk fueling services continue to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved.  The second quarter of 2009 continued to reflect a decrease in the number of gallons sold compared to the same period in 2008 due to lower volumes demanded by some of our existing customers in response to a weaker economy, and our pursuit of business with higher net margin contributions partially offset by the volume generated from new customer additions.

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

Comparison of Three Months Ended December 31, 2008 (“second quarter of fiscal 2009”) to Three Months Ended December 31, 2007 (“second quarter of fiscal 2008”)

Revenues

Revenues were $45.1 million in the second quarter of fiscal 2009, as compared to $59.0 million in the same period of the prior year, a decrease of $13.9 million, or 24%, primarily as a result of price variances due to recent decreases in market prices of petroleum products.  Market fuel prices have decreased approximately 29% in the second quarter of fiscal 2009 compared to the same period in the prior year, which resulted in a decrease of $9.2 million in revenues.  Additionally, $4.7 million of the $13.9 million decrease was due to an 8% reduction in gallons sold compared to the same period in the prior year.  While we continued to add new customers during the second quarter of fiscal 2009, there was a dramatic and significant overall decrease in volume demand from our existing customers beginning in November 2008, resulting in the overall reduction in volume sold during the quarter.  This lower sales volume is a direct result of the rapid contraction of the national economy and the current world-wide recession, impacting the majority of our 4,600 customers and all industry sectors we service. While we have seen stabilization in the demand for our services from existing customers since the end of the second quarter and a strong increase in new customer business as companies attempt to reduce their costs of operation, we cannot be certain that this trend will continue into the future or that the new business will offset possible future decreases in demand from our base customers.  To date, we have not seen any connection between the recent easing of fuel prices and increased fuel usage by our existing customers, as the overall recessionary condition of the economy and its impact on our customer’s businesses appears to be outweighing any elasticity of demand based on price.  We remain cautiously optimistic, however, that customer demand for our services will not decline further and that we can maintain or increase present volume levels by attracting new customers.

Gross Profit

Gross profit was $3.3 million in the second quarter of fiscal 2009, as compared to $2.6 million in the same period of the prior year, an increase of $727,000, or 28%.  The net margin per gallon for the second quarters of fiscals 2009 and 2008 was 21.3 cents and 16.3 cents, respectively, an increase of 5.0 cents. This improvement was the result of the continued trend in higher net margin per gallon we established in the fourth quarter of fiscal 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.3 million in the second quarter of fiscal 2009, as compared to $3.8 million in the same period of the prior year, a decrease of $521,000, or 14%.   The decreases in selling, general and administrative expenses were primarily due to decreases of $161,000 in the provision for doubtful accounts since, as fuel prices have decreased, our total outstanding receivables have correspondingly decreased.  Additionally, a decrease of $341,000 in employee expense due to our efforts to reduce employee benefit costs contributed to the decrease in SG&A.

Interest Expense

Interest expense was $680,000 in the second quarter of fiscal 2009, as compared to $782,000 in the same period of the prior year, a decrease of $102,000 or 13%.  The decrease was primarily due to the reduction in our debt as the noteholders of promissory notes issued in November 2007 were converted into the Company’s Series A Preferred stock during the third quarter of fiscal 2008.  The decrease is also due to lower interest expense related to the line of credit as the base interest rate has decreased. At December 31, 2008, the effective rate on our line of credit was 4.00% as compared to 8.0% at December 31, 2007.

The components of interest expense were as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Stated Rate Interest Expense:
Line of credit	$276	$318
Long term debt	283	354
Other	25	14
Total stated rate interest expense	584	686

Non-Cash Interest Amortization:
Amortization of deferred debt costs	86	83
Amortization of debt discount	10	13
Total amortization of interest expense	96	96

Total interest expense	$680	$782

Income Taxes

State income tax expense of $8,000 was recorded for the second quarter of fiscal 2009.  No federal income tax expense was recorded for the second quarters of fiscals 2009 and 2008.  The net operating loss carryforward at June 30, 2008 was $29.8 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.

Net Loss

Net loss was $660,000 in the second quarter of fiscal 2009, as compared to a loss of $2.0 million in the same period in the prior year.  The $1.3 million improvement was primarily attributable to the continuing higher net margin per gallon trend that we established in the fourth quarter of fiscal year 2008.  The decrease in the loss was also due to a reduction of $521,000 in selling, general and administrative expenses, as discussed above.

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

EBITDA was $690,000 in the second quarter of fiscal 2009, as compared to a negative EBITDA of $387,000 in the same period of the prior year, an increase of $1.1 million.  The increase was primarily due to the continued higher net margin per gallon traction we achieved in the fourth quarter of fiscal year 2008 as described above in our Business Overview.  The increase was also partially due to a decrease in selling, general, and administrative expenses.

The reconciliation of EBITDA to net loss for the second quarters of fiscals 2009 and 2008 was as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007

Net loss	$(660)	$(1,986)
Add back:
Interest expense	680	782
Income tax expense	8	-
Depreciation and amortization expense:
Cost of sales	242	380
Selling, general and administrative expenses	342	304
Stock-based compensation amortization expense	78	133
EBITDA	$690	$(387)

Comparison of Six Months Ended December 31, 2008 to Six Months Ended December 31, 2007

Revenues

Revenues were $124.4 million in the six months ended December 31, 2008, as compared to $114.5 million in the same period of the prior year, an increase of $9.9 million, or 9%, primarily as a result of price variances due to overall higher market prices of petroleum products during the first quarter of fiscal 2009.  Overall, for the first half of fiscal 2009, market fuel prices were approximately 10% higher compared to the same period a year ago.    Price variances resulted in an increase of $14.9 million in revenues, including a partial contribution from the emergency response services provided during the first quarter of fiscal 2009, partially offset by a $5.0 decrease in revenues due to a 4% reduction in gallons sold compared to the same period in the prior year.  While we continued to add new customers during the second quarter of fiscal 2009, there was a dramatic and significant overall decrease in volume demand from our existing customers beginning in November 2008, resulting in the overall reduction in volume sold during the quarter.  This lower sales volume is a direct result of the rapid contraction of the national economy and the current world-wide recession, impacting the majority of our 4,600 customers and all industry sectors we service.  While we have seen stabilization in the demand for our services from existing customers at the end of the second quarter and a strong increase in new customer business as companies attempt to reduce their costs of operation, we cannot be certain that this trend will continue into the future or that the new business will offset possible future decreases in demand from our base customers.  To date, we have not seen any connection between the recent easing of fuel prices and increased fuel usage by our existing customers, as the overall recessionary condition of the economy and its impact on our customer’s businesses appears to be outweighing any elasticity of demand based on price.  We remain cautiously optimistic, however, that customer demand for our services will not decline further and that we can maintain or increase present volume levels by attracting new customers.

Gross Profit

Gross profit was $9.1 million in the six months ended December 31, 2008, as compared to $5.7 million in the same period of the prior year, an increase of $3.4 million, or 59%.  The net margin per gallon for the six months ended December 31, 2008 and 2007 was 27.6 cents and 17.7 cents, respectively, an increase of 9.9 cents. This improvement was the result of the continued trend in higher net margin per gallon established in the fourth quarter of fiscal year 2008 plus the incremental margin contribution from the emergency response services provided in Louisiana and Texas for Hurricanes Gustav and Ike.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.9 million in the six months ended December 31, 2008, as compared to $7.6 million in the same period of the prior year, an increase of $308,000, or 4%.  The increases in selling, general and administrative expenses were due to increases of $137,000 in credit card fees due to higher fuel prices in the first quarter of fiscal 2009, $97,000 increase in depreciation due to the additions in fixed assets, $96,000 in the provision for doubtful accounts, and $88,000 increase in travel expense for work related to the fiscal 2009 hurricanes emergency response work, and a $136,000 increase in professional fees.  Partially offsetting these increases were decreases in payroll related expenses of $228,000, and $18,000 decrease in other expenses.

Interest Expense

Interest expense was $1.4 million in the six months ended December 31, 2008, as compared to $1.6 million in the same period of the prior year, a decrease of $197,000, or 13%.  The decrease was primarily due to lower interest expense associated with our line of credit as the base interest rate has decreased to 4% at December 31, 2008 from 8% at the prior year.   The decrease in interest expense is also due to the reduction in our long-term debt as the outstanding secured promissory notes issued on August 2003, January 2005 and September 2005 were refinanced in August 2007 with new senior secured convertible subordinated notes and the November 2007 notes were converted into preferred stock.

The components of interest expense were as follows (in thousands):

	Six Months Ended
	December 31,
	2008	2007
Stated Rate Interest Expense:
Line of credit	$589	$677
Long term debt	550	656
Other	46	34
Total stated rate interest expense	1,185	1,367

Non-Cash Interest Amortization:
Amortization of deferred debt costs	158	130
Amortization of debt discount	20	63
Total amortization of interest expense	178	193

Total interest expense	$1,363	$1,560

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

Income Taxes

State income tax expense of $16,000 was recorded for the six months ended December 31, 2008.  No federal income tax expense was recorded for the six months ended December 31, 2008 and 2007.

Net Loss

Net loss was $148,000 in the six months ended December 31, 2008, as compared to a loss of $5.0 million in the same period in the prior year.  The $4.9 million improvement was primarily the result of an overall higher net margin per gallon, including margin contributions from the emergency response services, efficiencies derived from our new ERP system, and a variety of cost cutting measures implemented on account of the deteriorating national economy.  The loss on extinguishment of debt of $1.6 million recorded in the six months ended December 31, 2007, from the August 2007 refinancing with new senior secured convertible subordinated notes, also contributed to the reduced net loss for the period.

EBITDA was $2.7 million in the six months ended December 31, 2008, as compared to a negative EBITDA of $191,000 in the same period of the prior year, an increase of $2.9 million.  The increase in EBITDA was due to the continued higher net margin per gallon for the period, including the incremental margin contribution from the emergency response services, partially offset by an increase in selling, general, and administrative expenses of $308,000.

The reconciliation of EBITDA to net loss for the six months ended December 31, 2008 and 2007 was as follows (in thousands):

	Six Months Ended
	December 31,
	2008	2007

Net loss	$(148)	$(5,005)
Add back:
Interest expense	1,363	1,560
Income tax expense	16	-
Depreciation and amortization expense:
Cost of sales	584	768
Selling, general and administrative expenses	683	586
Stock-based compensation amortization expense	182	259
Loss on extinguishment of promissory notes	-	1,641
EBITDA	$2,680	$(191)

Capital Resources and Liquidity

At December 31, 2008, we had total cash and cash availability of $2.0 million, which consisted of cash and cash equivalents of $158,000 and additional cash availability of approximately $1.8 million through our line of credit.  As of February 11, 2009, our cash and cash availability was approximately $2.5 million.  We are able to draw on our line of credit on a daily basis subject to debt covenant requirements.

The escalating fuel prices in fiscal 2008, which continued into most of the first quarter of fiscal 2009, adversely affected our capital resources.  Historically, while we generally avoided the impact of higher fuel prices by passing along the higher prices to our customers, the higher costs for operating our own delivery fleet and the decreased demand for the services and goods provided by most of our customer base, and in turn, those customers’ demand for fuel, have had an indirect effect on our profitability with increased costs and lower volumes.  In addition, the higher fuel prices substantially increased the amount of credit that we needed to obtain from our suppliers of fuel.  Our higher demand for credit led to limitations on the supplier credit available to us and increased our costs of obtaining that credit.  We initially addressed the limitations on supplier credit by issuing short-term notes to a limited number of investors in November 2007, the proceeds from which we used for credit enhancements in those markets where our credit was most limited.  These notes were subsequently exchanged for Series A Preferred Stock in February 2008, which strengthened our balance sheet and helped us achieve compliance with listing standards of the Nasdaq Stock Market.  The exchange of the November 2007 notes for Series A Preferred Stock and the March 2008 exchange of $1.7 million in senior secured promissory notes for Series B Preferred Stock, improved our access to supplier credit.  In addition in September 2008, we sold $725,000 in unsecured convertible promissory notes to accredited investors.

The challenges of the second quarter of fiscal 2009 were substantially different, however, from those we faced in the first quarter.  Dramatically lower fuel prices somewhat eased the availability of credit for fuel purchases but rapidly diminishing demand for the services we provide led to overall decreases in volumes of petroleum products and chemicals sold, which reduced our revenues and our profitability, which is based on a per gallon service fee.  This lower sales volume is a direct result of the rapid contraction of the national economy and the current world-wide recession, impacting the majority of our 4,600 customers and all industry sectors.  While we have seen stabilization in the demand for our services from existing customers at the end of the second quarter and a strong increase in new customer business as companies attempt to reduce their costs of operation, we cannot be certain that this trend will continue into the future or that the new business will offset possible future decreases in demand from our base customers.  While future market risks cannot be reliably predicted, fuel prices could return to or exceed their recent historic highs in the future, irrespective of whether there is any higher demand from our customers for fuel, the result of which could be decreased availability of adequate credit for fuel purchases.  The Company presently believes, however, that it has established adequate credit enhancements, such as the letters of credit described below, to meaningfully respond to future fuel price increases.

Sources of Cash

Debt Financing and Equity Offerings

 We have a $25 million line of credit facility with Wachovia N.A., (which was purchased by Wells Fargo effective December 31, 2008) which permits us to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined.  Outstanding letters of credit reduce the maximum amount available for borrowing.  Our line of credit finances the timing difference between petroleum product purchases payable generally in 10 to 12 days from date of delivery and the collection of receivables from our customers, generally in 30 to 45 days from date of delivery.

Interest is payable monthly at prime plus 0.75% through December 31, 2008, and may increase up to prime plus 2.75% after such date based on the Company meeting certain fixed charge coverage ratios.  At December 31, 2008 the interest rate was 4.00%.  Outstanding borrowings under the line of credit are secured by substantially all of our assets other than our truck fleet and related equipment.  The maturity date of the line of credit is July 1, 2009.

As of December 31, 2008, we issued letters of credit for an aggregate amount of $1.6 million.  These letters of credit were issued to obtain better purchasing terms and pricing than was then available in certain markets.  The letters of credit have twelve-month expirations and renew automatically.  No amounts have been drawn on any of the letters of credit; however, as described above, outstanding letters of credit reduce our cash availability under our line of credit facility.

As of December 31, 2008 and June 30, 2008, we had outstanding borrowings of $7.9 million and $19.8 million, respectively, under our $25.0 million line of credit.  The line of credit is classified as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreement” due to certain provisions in the agreement providing for subjective acceleration rights and requiring the Company to maintain a lockbox arrangement whereby cash deposits are automatically utilized to reduce amounts outstanding under the line of credit.  Based on eligible receivables and inventories, and letters of credit outstanding at December 31, 2008 and June 30, 2008, we had $1.8 million and $1.8 million, respectively, of cash availability under the line of credit.

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

Dividends were paid on the Series C Preferred Stock when, as and if declared by the Board of Directors, but only out of funds that are legally available, in quarterly cash dividends at the rate of eighteen percent (18%) per annum of the sum of the Original Issue Price of $650 per share.  Since the Company reported in an SEC filing that it achieved positive Earnings Before Interest, Taxes, Depreciation and Amortization for two consecutive fiscal quarters, the quarterly cash dividend was changed from eighteen percent (18%) per annum to twelve percent (12%) per annum of the sum of the Original Issue Price effective in December 2008.  Accumulated unpaid dividends on shares of preferred stock do not bear interest.

Cumulative dividends on the Series A, Series B, and Series C Preferred Stock are declared quarterly.  During the first six months of fiscal 2009, the Company declared $328,000 in cumulative dividends on the Series A, Series B, and Series C Preferred Stock, of which $132,000 remains outstanding as of the date of filing. During the last six months of fiscal 2008, the Company declared dividends of $249,000 of which $56,000 was paid during fiscal 2008 and the remainder was paid during fiscal 2009.

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

 Cash Flows

During the six months ended December 31, 2008 and 2007, cash and cash equivalents increased $110,000 and decreased $924,000, respectively.

We generated cash from the following sources (in thousands):

	Six Months Ended
	December 31,
	2008	2007

Cash provided by operating activities	$11,690	$2,262
Proceeds from issuance of promissory notes	725	7,690
Proceeds from issuance of preferred stock	149	-
Proceeds from issuance of common stock and warrants	-	1,170
Decrease in restricted cash	91	625
Proceeds from sale of equipment	56	18
	$12,711	$11,765

We used cash primarily for (in thousands):

	Six Months Ended
	December 31,
	2008	2007

Net payments on line of credit payable	$11,905	$4,350
Principal payments on promissory notes	-	6,359
Payment of dividends	390	-
Purchases of property and equipment	193	1,422
Payments of debt and equity issuance costs	87	536
Capital lease payments	26	22
	$12,601	$12,689

Net change in cash and cash equivalents	$110	$(924)

As of December 31, 2008, we had $7.9 million outstanding under our line of credit.  The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying condensed unaudited consolidated statements of cash flows for the six months ended December 31, 2008 include the cumulative activity of the daily borrowings and repayments, $133.4 million and $145.3 million, respectively, under the line of credit.  The availability under the line of credit at December 31, 2008 amounted to $1.8 million.  The net cash borrowings from, or repayments of, the line of credit during the six months ended December 31, 2008 and 2007, respectively, have been included as sources or uses of cash in the tables above.

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

As the current economic crisis worsened significantly impacting our business beginning in November 2008,  we implemented an extensive program of cost reductions and business restructuring steps to achieve higher margins on our business in order to offset reductions in the volumes of fuel, lubricants, chemicals and other products and services sold to our customers.  Poor economic conditions have significantly injured the businesses of our customers, as less freight is being transported and manufacturing demand is down, correspondingly reducing the consumption of fuel and other petroleum products.  As a result, we have been concentrating our efforts on reducing costs and conserving cash availability in order to meet the challenges of a slowing economy even as we continue to add new customers.  In fact, notwithstanding the dismal economy, we are adding new customers who are attempting to reduce their costs of operations and we are experiencing stabilization of demand for our services from existing customers, and thus, we expect our volumes to be higher in the third quarter of fiscal 2009 versus the preceding quarter, though there can certainly be no assurance that it will be the case.

In order to conserve cash during the early stages of this deepening economic recession, on February 3, 2009, we entered into a series of agreements (the “Agreements”) with each of the holders (“Holders”) of our 11½% Senior Secured Convertible Promissory Notes dated August 8, 2007 (the “Notes”) to defer the interest payments on the Notes scheduled for January 1, 2009 (the “Payment”) until April 15, 2009, in exchange for the immediate payment to the Holders of a deferral fee equal to one percent (1%) of the current outstanding balance of the Note (the “Deferral Fee”) or to accept the Payment in the form of unregistered shares of our Common Stock (“Shares”).  Fifty percent (50%) of the Deferral Fee was paid in cash and fifty percent (50%) was paid in Shares.  For purposes of determining the number of Shares to be issued for the stock portion of the Deferral Fee or upon conversion of the Payment, Shares were valued at $0.29 per share, the official closing price on the Nasdaq Stock Market on January 22, 2009, the trading day immediately preceding the effective date of the Agreements.  The total cash payment was $45,909, and an aggregate 158,328 Shares were issued to Holders, either as part of the Deferral Fee or for conversion of the Payment.

Our uses of cash over the next twelve months are expected to be principally for operating working capital needs, maintaining our line of credit, servicing any principal and interest on our debt and dividend requirements on our preferred stock.  We will continue to pursue additional conversions of debt into equity or other capital infusions to reduce the amounts owed under our long-term debt.   Our line of credit with our principal lender matures on July 1, 2009 and the August 2007 Notes mature on December 31, 2009.  We are currently pursuing various financing alternatives in order to satisfy our obligations prior to the maturity dates of the Notes and the line of credit, respectively.  We presently anticipate that, so long as we continue to meet the terms of all of our bank line of credit covenants, we will be able to successfully negotiate an extension of time on the line of credit for most if not all of calendar 2009.  Our ability to extend or replace our existing bank line of credit facility may depend, however, on our success in refinancing the August 2007 Notes or repaying them with new equity capital.    There can, of course, be no assurance that we will be able to arrange for such new financing or obtain sufficient equity capital to repay the August 2007 Notes or that we will receive an extension on our line of credit at acceptable terms for our Company.    While we are optimistic that, in light of our steadily improving net margin per gallon and EBITDA, such new financing will be available to us, we recognize that the unprecedented deterioration of the national economy and the financial markets over the past several months make almost any financing subject to question.  If we are not successful in refinancing or repaying the August 2007 Notes and extending or replacing our bank line of credit before their respective maturities, our operations would be materially impacted.

Off-Balance Sheet Arrangements

At December 31, 2008, we do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3 in the footnotes to financial statements included in this Form 10-Q.

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

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting of Stockholders was held on November 20, 2008.

(b)	The Annual Meeting involved the re-election of our board of directors: Wendell R. Beard, Richard E. Gathright, Steven R. Goldberg, Larry S. Mulkey, C. Rodney O’Connor, Robert S. Pico, and Nat Moore.

(c)	At the Annual Meeting, stockholders voted on the following matters:

Proposal 1 – the amendment of the Certificate of Incorporation to effect a reverse stock split:

Stock	Votes in Favor	Votes Against	Votes Abstained

Common Stock	9,850,909	959,767	71,973

Total Voting Stock	9,855,953	960,489	71,973

The proposal has been approved.

Proposal 2 – the amendment to the Company’s 2001 Director Stock Option Plan to increase the number of shares of Common Stock reserved for issuance:

Votes For (Voting Stock)	Votes Against (Voting Stock)	Votes Abstain (Voting Stock)
3,223,460	925,114	41,233

The proposal has been approved.

Proposal 3 – the amendment to the Company’s 2000 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance and to eliminate Section 3(b) from the 2000 Plan:

Votes For (Voting Stock)	Votes Against (Voting Stock)	Votes Abstain (Voting Stock)
3,213,887	911,402	64,518

The proposal has been approved.

Proposal 4 – the election of directors:

Director	Votes For (Voting Stock)	Votes Withheld (Voting Stock)
Wendell W. Beard	9,994,817	893,602

Richard E. Gathright	9,991,717	896,702

Steven R. Goldberg	9,994,417	894,002

Nat Moore	9,973,369	915,050

Larry S. Mulkey	9,990,517	897,902

C. Rodney O’Connor	9,974,369	914,050

Robert S. Picow	9,989,617	898,802

All of the nominees for director have been elected.

Proposal 5 – the ratification of Grant Thornton LLP as the Company’s independent audit firm:

Votes For (Voting Stock)	Votes Against (Voting Stock)	Votes Abstain (Voting Stock)
10,293,028	188,212	407,179

The proposal has been approved.

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

SMF ENERGY CORPORATION

February 17, 2009	By:	/s/ Richard E. Gathright
Richard E. Gathright
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Michael S. Shore
Michael S. Shore
Chief Financial Officer, Treasurer and Senior Vice President (Principal Financial Officer)

INDEX OF EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002