Form 10-Q
period 2009-03-31
SMF ENERGY CORP
filed 2009-05-15
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☐.    No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐.    No ☒.

As of May 12, 2009 there were 15,200,122 shares of the registrant’s common stock outstanding.

SMF ENERGY CORPORATION

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share and per share data)

	March 31, 2009	June 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59	$48
Accounts receivable, net of allowances of $1,229 and $1,283	13,285	30,169
Inventories, net of reserve of $85 and $99	1,939	2,535
Prepaid expenses and other current assets	746	855
Total current assets	16,029	33,607
Property and equipment, net of accumulated
depreciation of $15,068 and $13,981	8,953	10,276
Identifiable intangible assets, net of
accumulated amortization of $1,345 and $1,060	2,108	2,392
Goodwill	228	228
Deferred debt costs, net of accumulated amortization of $783 and $556	193	348
Other assets	90	133
Total assets	$27,601	$46,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$5,853	$19,789
Current portion of long-term debt, net of unamortized debt discount of $34	8,825	-
Accounts payable	4,792	9,921
Accrued expenses and other liabilities	4,391	4,938
Total current liabilities	23,861	34,648
Long-term liabilities:
Promissory notes, net of unamortized debt discount of $0 and $65	725	8,794
Other long-term liabilities	404	490
Total liabilities	24,990	43,932
Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 Series A
Shares authorized, 4,114 and 4,587 issued and outstanding
at March 31, 2009 and June 30, 2008, respectively	-	-
Preferred stock, $0.01 par value; 2,000 Series B
Shares authorized, 1,985 issued and outstanding
at March 31, 2009 and June 30, 2008	-	-
Preferred stock, $0.01 par value; 2,000 Series C shares
authorized, 229 and 0 issued and outstanding
at March 31, 2009 and June 30, 2008, respectively	-	-
Common stock, $.01 par value; 50,000,000 shares authorized;
15,200,122 and 14,556,295 issued and outstanding
at March 31, 2009 and June 30, 2008, respectively	152	146
Additional paid-in capital	30,663	30,719
Accumulated deficit	(28,204)	(27,813)
Total shareholders’ equity	2,611	3,052
Total liabilities and shareholders’ equity	$27,601	$46,984
The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Petroleum product sales and service revenues	$29,746	$57,744	$142,584	$159,838
Petroleum product taxes	5,236	6,418	16,781	18,815
Total revenues	34,982	64,162	159,365	178,653

Cost of petroleum product sales and service	25,956	54,869	129,683	151,216
Petroleum product taxes	5,236	6,418	16,781	18,815
Total cost of sales	31,192	61,287	146,464	170,031

Gross profit	3,790	2,875	12,901	8,622

Selling, general and administrative expenses	3,455	3,445	11,354	11,036

Operating income (loss)	335	(570)	1,547	(2,414)

Interest expense	(575)	(780)	(1,938)	(2,340)
Interest and other income	5	60	24	100
Loss on extinguishment of promissory notes	-	(108)	-	(1,749)

Loss before income taxes	(235)	(1,398)	(367)	(6,403)

Income tax expense	(8)	-	(24)	-
Net loss	$(243)	$(1,398)	$(391)	$(6,403)

Basic and diluted net loss per share computation:

Net loss	$(243)	$(1,398)	$(391)	$(6,403)
Less: Preferred stock dividends	(124)	(56)	(452)	(56)
Net loss attributable to common shareholders	$(367)	$(1,454)	$(843)	$(6,459)

Basic and diluted net loss per share
attributable to common shareholders	$(0.02)	$(0.10)	$(0.06)	$(0.45)

Basic and diluted weighted average common
shares outstanding	15,136	14,556	14,905	14,438

The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed unaudited consolidated statements of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

	Nine Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(391)	$(6,403)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization:
Cost of sales	823	1,121
Selling, general and administrative	1,017	897
Amortization of deferred debt costs	227	224
Amortization of debt discount	31	74
Amortization of stock-based compensation	243	382
Gain from sale of assets	(4)	(59)
Inventory reserve	(14)	(51)
Provision for doubtful accounts	490	213
Non-cash interest expense deferral fee	48	-
Non-cash loss on extinguishment of debt	-	1,479
Changes in operating assets and liabilities:
Decrease in accounts receivable	16,394	930
Decrease in inventories, prepaid expenses and other assets	717	55
(Decrease) increase in accounts payable and other liabilities	(5,832)	1,419
Net cash provided by operating activities	13,749	281

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(273)	(2,222)
Proceeds from sale of equipment	91	85
Decrease in restricted cash	45	1,005
Net cash used in investing activities	(137)	(1,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	169,687	184,908
Repayments of line of credit	(183,623)	(187,357)
Proceeds from issuance of promissory notes	725	7,690
Proceeds from issuance of preferred stock	149	516
Proceeds from issuance of common stock and warrants	-	1,170
Principal payments on promissory notes	-	(6,359)
Debt issuance costs	(70)	(541)
Common stock, preferred stock, and warrants issuance costs	(39)	(101)
Payment of dividends	(390)	-
Capital lease payments	(40)	(26)
Net cash used in financing activities	(13,601)	(100)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11	(951)

CASH AND CASH EQUIVALENTS, beginning of period	48	987

CASH AND CASH EQUIVALENTS, end of period	$59	$36

      (Continued)

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Continued)	Nine Months Ended March 31,
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$1,322	$2,183

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Accrued dividends related to preferred stock	$256	$56

Capital leases	$47	$-

Conversion of preferred shares to common shares	$260	$-

Issuance of common stock for the deferral fee related to the August 2007 Notes and September 2008 Notes, January 1, 2009 and March 1, 2009 interest payments, respectively, which were deferred until April 15, 2009	$47	$-

Refinancing of August 2003, January 2005, and September 2005
notes into August 2007 notes	$-	$4,918

Non-cash costs related to issuance of stock, warrants and
August 2007 notes	$-	$134

Debt discount costs related to issuance of stock, warrants,
extensions of warrants and August 2007 notes	$-	$112

Conversion of promissory notes and accrued interest
to preferred stock	$-	$3,793

The accompanying notes to the condensed unaudited financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

At March 31, 2009, the Company was conducting operations through 31 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

2.	BASIS OF PRESENTATION

The condensed unaudited consolidated financial statements include the accounts of SMF Energy Corporation and its wholly owned subsidiaries, SMF Services, Inc., H & W Petroleum Company, Inc., and Streicher Realty, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed unaudited consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all the information and footnotes required by generally accepted accounting principles; however, they do include all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of and for the interim periods presented.

Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any subsequent period or the fiscal year ending June 30, 2009.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the United States Securities and Exchange Commission (the “2008 Form 10-K”).

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FAS Statement No. 157, “Fair Value Measurements” (“FAS No. 157”).  This standard provides guidance for using fair value to measure assets and liabilities.  Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability.  In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Certain aspects of this standard were effective for the financial statements issued for the Company since the beginning of fiscal year 2009.  The adoption of FAS No. 157 had no impact on the Company’s consolidated financial position, results of operations or cash flows.  FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, provides a one-year deferral of the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at least annually at fair value on a recurring basis.  The Company has not yet determined the impact, if any, that the adoption of FAS No. 157-2 will have on its consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”. This FSP amends FAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements, and also amends APB No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009.  Early adoption is permitted for periods ending after March 15, 2009 with certain additional requirements.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company has not yet determined the impact, if any, that the adoption of this FSP will have on its consolidated financial position, results of operations or cash flows.  This FSP is effective for the Company for periods ending June 30, 2009.

In February 2007, FAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), was issued.  FAS No. 159 enables companies to report selected financial assets and liabilities at their fair value.  This statement requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company’s election to use fair value on its earnings.  FAS No. 159 also requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value.  FAS No. 159 was effective for the Company since the beginning of fiscal year 2009.  The Company’s adoption of FAS No. 159 had no impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued FAS Statement No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”), which replaces FAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. In April, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. 131(R)-1”).   This FSP amends and clarifies FAS No. 141R to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FAS No. 141R is effective for the Company beginning July 1, 2009 and will be applied prospectively to business combinations completed on or after that date.  The Company has not yet determined the impact, if any, that the adoption of FAS No. 141R will have on its consolidated financial position, results of operations or cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued FAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51”, which changes the accounting and reporting for minority interests (“FAS No. 160”).  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  FAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company is currently assessing the potential impact that adoption of FAS No. 160 would have on its financial statements.

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

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. 14-1”).  This standard clarifies that convertible debt instruments may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company has not determined the impact, if any, on its financial statements of this accounting standard.

4.	CASH AND CASH EQUIVALENTS

During the nine months ended March 31, 2009, the Company paid down $13.9 million on its line of credit payable.  Total cash and cash availability was $1.7 million and $1.9 million at March 31, 2009 and June 30, 2008, respectively, and was $2.5 million on May 12, 2009.  Total cash and cash availability includes cash as presented in the Company’s balance sheet and cash available to the Company through its line of credit, described in Note 6 - Line of Credit Payable.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company maintains its cash balances at financial institutions, which at times may exceed federally insured limits.  The Federal Deposit Insurance Corporation currently insures balances up to $250,000.  The Company has not experienced any losses in such bank accounts.

5.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net earnings attributable to common shareholders by the weighted-average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  Conversion or exercise of the potential common shares is not reflected in diluted earnings unless the effect is dilutive.  In determining whether outstanding common share equivalents should be considered for their dilutive effect, the average market price of the Company’s common stock for the period has to exceed the exercise price of the outstanding common share equivalent.  The dilutive effect, if any, of outstanding common share equivalents would be reflected in diluted earnings per share by application of the if-converted and the treasury stock method, as applicable.  The Company excluded the impact of its common stock equivalents in the computation of diluted net loss per share for the three and nine months ended March 31, 2009 and 2008, as their effect is not dilutive.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common stock equivalents outstanding consisted of (in thousands):

	March 31,
	2009	2008

Stock options	1,931	1,989
Common stock warrants	710	887
Promissory note conversion rights	4,149	3,034
Preferred stock conversion rights	6,328	6,572
Total common stock equivalents outstanding	13,118	12,482

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net loss	$(243)	$(1,398)	$(391)	$(6,403)
Less: Preferred stock dividends	(124)	(56)	(452)	(56)
Net loss attributable to common shareholders	$(367)	$(1,454)	$(843)	$(6,459)

Net loss per share attributable to common
shareholders – basic and diluted	$(0.02)	$(0.10)	$(0.06)	$(0.45)

Weighted average shares outstanding:
Basic and diluted	15,136	14,556	14,905	14,438

6.	LINE OF CREDIT PAYABLE

The Company has a $25.0 million credit facility with a national financial institution, which permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined.  Outstanding letters of credit reduce the maximum amount available for borrowing.  Interest is payable monthly based on a pricing matrix agreed with the bank.  At March 31, 2009, the interest rate was at prime plus 0.75%, or 4.0%.  Outstanding borrowings under the line are secured by substantially all Company assets other than its transportation fleet and related field equipment.

As of March 31, 2009 and June 30, 2008, the Company had outstanding borrowings of $5.9 million and $19.8 million, respectively, under its $25.0 million line of credit.  The line of credit is classified as a current liability in accordance with EIFT 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements”. Based on eligible receivables and inventories, and letters of credit outstanding at March 31, 2009 and June 30, 2008, the Company had $1.7 million and $1.8 million, respectively, of cash availability under the line of credit.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants.  At March 31, 2009, the financial covenants included a minimum daily availability of $750,000, a fixed charge coverage ratio of 1.3 to 1.0, and a capital expenditure limitation for fiscal year 2009 of $750,000.  At March 31, 2009 and June 30, 2008, the Company had a maximum amount of $1.750 million and $1.5 million, respectively for which letters of credit could be issued.  At March 31, 2009 and June 30, 2008, $1.6 million and $1.35 million, respectively, had been issued in letters of credit.

In September 2008, the Company and its line of credit lender entered into the Sixteenth Amendment and the Seventeenth Amendment to the loan and security agreement.  These amendments allowed for the issuance of unsecured promissory notes, extended the maturity date from December 31, 2008 to July 1, 2009, and modified the variable interest rate to a range of 0.75% to 2.75% over the prime lending rate based on the Company meeting certain fixed charge coverage ratios.  Additionally, effective October 31, 2008, the average monthly availability requirement was eliminated and replaced with a required fixed charge coverage ratio of 1.0 to 1.0 through November 2008 and 1.3 to 1.0 thereafter.  The termination fee of 0.5% was also eliminated for the period of September 2008 through December 31, 2008.

The line of credit agreement also requires the Company to obtain the consent of the financial institution prior to incurring additional debt, or entering into mergers, consolidations or sales of assets.  Failure to comply with one or more of the covenants in the future could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition.  At March 31, 2009, the Company was in compliance with all the requirements of its covenants under the agreement.  The Company is pursuing various financing alternatives in order to satisfy its obligations prior to the July 1, 2009, maturity date of the line of credit.  Because the Company has met, and expects to continue to meet, all of the covenants and other terms of the existing bank line of credit, it has no reason to believe that it will not be able to extend, renew or replace the line of credit on or before the maturity date.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	June 30,
	2009	2008

September 2008 unsecured convertible subordinated promissory notes (the “September 2008 Notes”) (12% interest due semi-annually, March 1 and September 1, beginning March 1, 2009); matures September 1, 2010 in its entirety; effective interest rate of 12%. For additional details, see below.	$725	$-

August 2007 senior secured convertible subordinated promissory notes (the “August 2007 Notes”) (11.5% interest due semi-annually, January 1 and July 1); matures December 31, 2009 in its entirety; effective interest rate of 14.7% including cost of warrants and other debt issue costs.	8,859	8,859

Unamortized debt discount	(34)	(65)

Total debt	9,550	8,794

Less: current portion	(8,825)	-

Long-term debt, net	$725	$8,794

  The August 2007 Notes mature on December 31, 2009.  The Company currently anticipates that it will refinance this debt or convert it to equity as part of a broader recapitalization of the Company prior to the maturity date.

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

In January 2009, the holders of the August 2007 Notes agreed to defer to April 15, 2009, the $519,000 interest payment originally due on January 1, 2009.  As consideration for the deferral of this interest payment until April 15, 2009, the Company paid a Deferral Fee equal to 1% of the outstanding principal balance, or $88,000 of which 50% was paid in cash, with the remainder satisfied through issuance of unregistered shares of the Company’s common stock.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of determining the number of shares to be issued for the stock portion of the Deferral Fee or upon conversion of the Payment, shares were valued at $0.29 per share, the official closing price on the Nasdaq Stock Market on January 22, 2009, the trading day immediately preceding the effective date of the Agreements.  An aggregate of 158,328 unregistered shares were issued to Holders, either as part of the Deferral Fee or for conversion of the payment of any interest.

In March 2009, the holders of the September 2008 Notes agreed to defer to April 15, 2009, the $44,000 interest payment originally due March 1, 2009.  As consideration for the deferral, the Company paid a Deferral Fee equal to 1% of the outstanding principal balance, or $7,000 of which 50% was paid in cash, with the remainder satisfied through issuance of 12,499 unregistered shares of the Company’s common stock.  The stock was valued at $0.29 per share, which was the same price used for the Deferral Fee on the August 2007 Notes.

Other

In connection with the issuance of certain promissory notes in August 2003, January 2005, and September 2005, which were redeemed on August 8, 2007, the Company had recorded unamortized debt discounts that were being amortized under the effective interest method as non-cash interest expense over the respective term of the debt issued.  These were non-cash discounts related to the valuation of the common stock warrants issued to the note holders and the placement agent in the financing transactions that did not reduce the amount of principal cash repayments required to be made by the Company.  As a result of the early redemption of these promissory notes on August 8, 2007, the Company recorded net losses on extinguishment of $1.6 million in the consolidated statements of operations.

During the three months ended March 31, 2008, in connection with the November 2007 Notes, the Company incurred $42,000 in issuance costs which were amortized over the term of the notes.  As a result of the exchange of the notes, the unamortized issuance costs amount of $24,000 were written off and recorded as loss on extinguishment.  Additionally, in connection with the August 2007 Notes, the Company recorded unamortized debt discounts of $112,000, to be amortized as non-cash interest expense over the term of the notes, related to the valuation of the common stock warrants issued to the noteholders.  As a result of the exchange of the August 2007 Notes into the Series A Preferred Stock, the unamortized debt discounts costs of $15,000 related to the exchanged notes were recorded as part of a loss on extinguishment of debt along with the write off of $69,000 of unamortized debt costs.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the components of the net loss on extinguishment of promissory notes as recorded in the nine months ended March 31, 2008 consolidated statement of operations:

Nine Months Ended
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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	SHAREHOLDERS’ EQUITY

The following reflects the change in shareholders’ equity for the nine months ended March 31, 2009 (in thousands, except share data):

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2008	4,587	$-	1,985	$-	-	$-	14,556,295	$146	$30,719	$(27,813)	$3,052
Net loss	-	-	-	-	-	-	-	-	-	(391)	(391)
Issuance of Series C preferred stock, net of issuance costs of $39	-	-	-	-	229	-	-	-	110	-	110
Conversion of Series A preferred stock to common stock	(473)	-	-	-	-	-	473,000	4	(4)	-	-
Issuance of common stock for payment of interest deferral fee and interest on August 2007 Notes	-	-	-	-	-	-	158,328	2	44	-	46
Issuance of common stock for payment of interest deferral fee on September 2007 Notes	-	-	-	-	-	-	12,499	-	3	-	3
Series A preferred stock dividend	-	-	-	-	-	-	-	-	(250)	-	(250)
Series B preferred stock dividend	-	-	-	-	-	-	-	-	(189)	-	(189)
Series C preferred stock dividend	-	-	-	-	-	-	-	-	(13)	-	(13)
Stock-based compensation expense	-	-	-	-	-	-	-	-	243	-	243
Balance at March 31, 2009	4,114	$-	1,985	$-	229	$-	15,200,122	$152	$30,663	$(28,204)	$2,611

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Series C Preferred Stock

On August 15, 2008, the Company issued, in a private offering to accredited investors, $148,850 in equity securities, consisting of 229 shares of Series C Convertible Preferred Stock, $0.01 par value, at a price of $650 per share (the “Series C Preferred Stock”).  Each share of Series C Preferred Stock is convertible into 1,000 shares of the Company’s common stock at a price per share of $0.65 per share, which was above the closing market price of the Company’s common stock on the date of the offering.  The rights and preferences of the Series C Preferred Stock are substantially similar to those of the Series A and Series B Preferred Stock.  The Series C Preferred Stock ranks senior to the common stock, $0.01 par value (the “Common Stock”) of the Company and is on parity with the holders of any other series of preferred stock as to the payment of dividends and distribution of assets, including the currently outstanding shares of Series A Preferred Stock and Series B Preferred Stock.  Upon liquidation, dissolution or winding up of the Company, holders of Series C Preferred Stock are entitled to be paid out of the assets of the Company an amount per share of Series C Preferred Stock equal to the greater of: (i) the original issue price of the Series C Preferred Stock, plus all accumulated but unpaid dividends; or (ii) the fair market value of the Series C Preferred Stock on an as-converted to Common Stock basis, plus all accumulated but unpaid dividends.  Each holder of Series C Preferred Stock is entitled to one vote per share at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company.

Dividends are currently payable on the Series C Preferred Stock when, as and if declared by the Board of Directors, but only out of funds that are legally available, in quarterly cash dividends at the rate of twelve percent (12%) per annum of the sum of the Original Issue Price of $650 per share.

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

Conversion of Series A Preferred Stock

In September 2008 and January 2009, the holders of an aggregate of 382 and 91 shares of the Company’s Series A Preferred Stock, respectively, elected to convert those shares at the 1 to 1000 conversion ratio set by the Certificate of Designation for the Series A into an aggregate of 382,000 and 91,000 shares of the Company’s Common Stock, respectively.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Common Shares for Payment of Interest and Deferral Fee for August 2007 and September 2008 Notes

In January 2009, the Company issued 158,328 unregistered shares to Holders of the August 2007 Notes, either as part of the Deferral Fee or for conversion of the payment of unpaid interest on the August 2007 Notes.  See Note 7 – Long-Term Debt

In March 2009, the Company issued12,499  unregistered shares of the Company’s common stock to the Holders of the September 2008 Notes as part of the Deferral Fee on the interest on the September 2008 Notes.   See Note 7 – Long-Term Debt

Preferred Stock Dividends

Cumulative dividends on the Series A, Series B, and Series C Preferred Stock are declared quarterly.  During the first nine months of fiscal 2009, the Company declared $452,000 in cumulative dividends on the Series A, Series B, and Series C Preferred Stock, of which $256,000 was accrued at March 31, 2009.  On May 5, 2009, the Company entered into an agreement with the holders of the Series A, Series B, and Series C Preferred Stock to satisfy the dividends due through the issuance of unregistered shares of common stock of the Company.  For purposes of determining the number of shares to be issued for the unpaid dividends, shares were valued at $0.23 per share, the official closing price on the Nasdaq Stock Market on April 24, 2009, the trading day immediately preceding the April 27, 2009 effective date of the conversion agreements.  As a result, the Company will issue 1,111,091 shares of common stock to the holders of Preferred Stock in lieu of paying the $256,000 in cash dividends for the quarters ended December 31, 2008, and March 31, 2009, and the liability for dividends payable of $256,000 has been included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

During the last six months of fiscal 2008, the Company declared dividends of $249,000 of which $56,000 was paid during fiscal 2008 and the remainder was paid during fiscal 2009.

Employee Stock Options

During the nine months ended March 31, 2009, the Company granted 37,000 stock options under the Employee Stock Options Plan.  The weighted average grant date fair value of the options granted was $.25.

9.	CONTINGENCIES

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities.  Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts that may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of March 31, 2009.  Therefore no contingency gains or losses have been recorded as of March 31, 2009.   However, based on management’s knowledge at the time of this filing, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

On October 10, 2006, the Company commenced a civil action in Broward County, Florida Circuit Court against Financial Accounting Solutions Group, Inc. (“FAS”), Kramer Professional Staffing, Inc. (“KPS”), and Mitchell Kramer, an officer, director, shareholder and control person of FAS and KPS (“Kramer”), alleging that Kramer, FAS and KPS (collectively, the “Defendants”) induced the Company to engage FAS to provide services with respect to (a) the implementation of certain Information Technology (“IT”) functions; (b) the modernization and expansion of the Company’s accounting and business technology capabilities, and (c) compliance with public company accounting requirements and the Sarbanes-Oxley Act (the “IT Projects”) by making numerous misrepresentations concerning the experience, capabilities and background of FAS and FAS’ personnel.  FAS subsequently filed a countersuit in the same court seeking payment of additional fees allegedly due from the Company.  The court is jointly administering the countersuit with the Company’s action.  The Company amended its complaint to add Alex Zaldivar, the managing director and a principal of FAS, as an additional Defendant, and to make new claims for accounting malpractice, negligent IT implementation, negligent training and supervision, negligent placement and breach of fiduciary duty against the Defendants.  The case is currently in the discovery stage.

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

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  A number of important factors may affect our actual results and could cause them to differ significantly from those expressed in any forward-looking statement.  In addition to the Risk Factors included in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the United States Securities and Exchange Commission, the inaccuracy of any of the following assumptions could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	The avoidance of unanticipated net losses;

•	The avoidance of adverse consequences relating to our outstanding debt;

•	Our continuing ability to pay interest and principal on our debt instruments, and to pay our accounts payable and other liabilities when due;

•	Our continuing ability to comply with financial covenants contained in our debt agreements and to replace, extend or refinance the debts evidenced by those agreements as they mature;

•	Our continuing ability to obtain all necessary waivers of covenant violations, if any, in our debt agreements;

•	The avoidance of significant provisions for bad debt reserves on our accounts receivable;

•	The continuing demand for our products and services at competitive prices and acceptable margins;

•	The avoidance of negative customer reactions to new or existing marketing strategies;

•	The avoidance of significant inventory reserves for slow moving products;

•	Our continuing ability to acquire sufficient trade credit from fuel and lubricants suppliers and other vendors;

•	The successful integration of acquired companies and/or organic geographic expansion into our existing operations, and enhancing the profitability of the integrated businesses or new markets;

•
The successful execution of our acquisition and diversification strategy, including the availability of sufficient capital to acquire additional businesses and to support the infrastructure requirements of a larger combined company;

•	The success in responding to competition from other providers of similar services; and

•	The avoidance of a substantial adverse impact from recent generally negative economic and market conditions.

OUR BUSINESS

We are a supplier of specialized transportation and distribution services for petroleum products and chemicals.  We provide commercial mobile and bulk fueling, lubricant and chemical distribution, emergency response services and transportation logistics to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries.  At March 31, 2009, the Company was conducting operations through 31 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

OVERVIEW

•
During the first three quarters of fiscal 2009, we have continued to better align our business with the needs and demands of our customers, resulting in improved financial results. While the difficult economic environment has impacted the demand from our existing customers, we have maintained our customer base, and we have added new customers, as evidenced by the expansion of our services during this fiscal year into two new states and five new territories. The trend of steadily improving financial performance, which started in the fourth quarter of fiscal 2008, continued during the third quarter of fiscal 2009, as we reported higher net margins, reduced operating losses, and improved EBITDA versus the same period a year ago.  We continue to operate more efficiently than in prior periods, partly as the result of our ERP system, and partly because of our timely reaction to changing economic conditions during the second quarter of fiscal 2009, when we quickly adjusted our costs in response to decreasing volumes as a result of the rapid contraction of the national economy and the impact on the majority of our customers.

•
We responded with various cost cutting measures, including business restructuring steps, beginning late in November 2008, continuing through December 2008 and into the third quarter of fiscal 2009 to meet the decrease in customer demand.  Our results reflect the impact of eliminating operating and administrative personnel and maximizing the productivity of equipment and reducing direct and office operating expenses.  For example, we consolidated delivery routes to improve efficiencies without sacrificing our high level of customer service.  Moreover, as the economy has contracted, we have continued to add new customers seeking to reduce their costs of operations with mobile fueling or replacing their prior service providers for the higher value solution we provide, which includes greater reliability, a substantial reduction in service issues and better reporting metrics. We have also expanded the services we provide to existing customers, such as the recent addition of mobile fueling services in North Carolina for the United States Postal Service, which has been a customer for over 15 years.

•
Financial results from commercial mobile and bulk fueling services continue to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved. During the first nine months of fiscal 2009, we have experienced a 6.7% decrease in the number of gallons sold compared to the same period in 2008. This decrease is due to lower volumes demanded by some of our existing customers in response to the weaker economy and to our pursuit of business with higher net margin contributions, with the overall decrease partially offset by the volume generated from new customers. While these volumes clearly represent a decrease when compared to prior years, in the third quarter of fiscal 2009 we began to see some stabilization of existing customer demand. While there can be no assurance that the recent downturn in customer volumes has in fact bottomed out, we remain cautiously optimistic that, in light of the stabilization of customer demand, our continuing success in adding new customers, and the cost cutting measures made earlier in the fiscal year, our operations and financial performance will continue to improve as they have during the first three quarters of this fiscal year compared to last fiscal year.

•
In light of the prevailing weak economic conditions and their negative impact on almost all of our customers, we have placed special emphasis on the optimization of cash flows. This includes, for example,  our strong focus on collecting our receivables. At March 31, 2009, our receivables were $13.3 million  compared to $30.2 million at June 30, 2008, primarily a reflection of decreased commodity prices, but also partly from strong credit, underwriting, and collection efforts.

•
We also moved to cautiously conserve cash in the third quarter of fiscal 2009 by entering into agreements to defer cash interest payments that were due in January and March 2009 related to the August 2007 Notes and the September 2008 Notes.  We paid a 1% fee of the outstanding balance as consideration for the deferral. Fifty percent of this Deferral Fee was paid in cash and the balance was paid with unregistered shares of our common stock. We paid the deferred interest on April 15, 2009, as required by the agreements with the Note holders. Additionally, on May 5, 2009, the Company entered into an agreement with the holders of the Series A, Series B, and Series C Preferred Stock to satisfy the outstanding $256,000 dividends payable through the issuance of 1,111,091 unregistered shares of the common stock of the Company.

•
During the first nine months of fiscal 2009, we achieved improvements in our bottom line and EBITDA results.  We reported a net loss of $243,000 and positive EBITDA of $974,000 for the third quarter of this fiscal year, compared to a net loss of $1.4 million and EBITDA of $277,000 for the same period a year ago, improvements of $1.2 million or 83% and $697,000 or 252% to our financial performance, respectively. During the nine months ended March 31, 2009, we had a net loss of $391,000 and EBITDA of $3.7 million compared to a net loss of $6.4 million and EBITDA of $86,000 for the same period a year ago, improvements of $6.0 million or 94% and $3.6 million or 4,149%, respectively.

•
As previously noted, we are reporting a net loss for the third quarter of fiscal 2009 of $243,000 compared to a loss of $1.4 million a year ago.  The $243,000 net loss included $906,000 in non-cash charges, such as depreciation and amortization of assets, debt costs, debt discounts, stock-based compensation, and provision for doubtful accounts. The net loss also included stated interest expense associated with servicing of our debt of $495,000, legal expenses of $212,000 and public company costs of $179,000.

•
The net margin in the third quarter of fiscal 2009 and 2008 was $4.0 million and $3.2 million, respectively, on 16.0 million and 18.1 million gallons sold during those periods. The net margins per gallon in the third quarter of fiscal 2009 and 2008 were 25.1 cents and 17.8 cents, respectively. The increase in net margin per gallon in 2009 was primarily due to the continuation of the higher net margin trend previously reported for the fourth quarter of fiscal year 2008 and thereafter. The increase in net margin per gallon can be attributed, in part, to the efficiencies of our ERP system, which has helped us to identify and eliminate non-contributory, lower margin business and has allowed for improved route delivery efficiency including the consolidation of routes.

TRENDS IN FISCAL YEAR 2009 TO DATE

•
We began our 2009 fiscal year with a strong first quarter during which we achieved improved results in several of our key financial categories when compared to the fourth quarter of our 2008 fiscal year. These improvements included increases in gross profit of 36%, a change from net loss to net income of $878,000 and an EBITDA increase of 72%. While emergency storm response work contributed to these strong results, we believe that the most important factor was the significant margin contribution stemming from the efficiencies generated by ERP system and our focus on higher margin business.

•
While we ended our first quarter of fiscal 2009 with optimism in regards to our improving bottom-line performance, we were materially impacted in the second quarter of fiscal 2009 by the down spiraling worldwide economy and its dramatic effect on our approximately 4,600 customers across virtually all U.S. manufacturing and service sectors. When comparing the second quarter of fiscal 2009 against the first quarter, this economic downturn yielded a reduction in gallons sold of 11% net of any additions attributable to new business, and contributed to a decrease in gross profit of 43%, a $1.2 million change from net income to net loss and an EBITDA decrease of 65%. We did respond decisively, however, in November and December 2008 to this sudden reduction in customer demand by making significant reductions in costs, improving the efficiencies in all operating areas of the Company and expanding into five new markets and two states to meet demand for our services.

•
We believe that our fully operational ERP system underpinned our ability to execute the tactical measures that we initiated in the second quarter of fiscal 2009 and put us back on track toward the financial performance that we had previously anticipated coming out of the first quarter of 2009. When comparing the third and second quarters of fiscal year 2009, we realized material improvements in all the key financial categories, including an increase in gross profit of 15%, a reduction in net loss of 63%, together with an EBITDA increase of 41%. The key to our improved performance was the 25-cent net margin per gallon we achieved in the third fiscal quarter, a 4-cent or 19% improvement from the second quarter. We currently expect the stabilization of customer demand that we saw emerging in the third quarter to continue in the fourth quarter of the 2009 fiscal year and believe that the demand from new customers for our services is strong. However, we are unable to predict an improvement in demand from our existing customers in the short run. There can be no assurance that a continuation or a worsening of the current adverse economic condition will not further adversely impact our customers and, in turn, our business.

The following table presents certain operating results for the last seven sequential quarters (in thousands, except net margin per gallon):

	For the three months ended
	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2007	2007	2008	2008	2008	2008	2009

Revenues	$55,497	$58,994	$64,162	$82,036	$79,271	$45,112	$34,982
Gross profit	$3,182	$2,565	$2,875	$4,290	$5,819	$3,292	$3,790
Selling, general and administrative	$3,803	$3,788	$3,445	$3,845	$4,632	$3,267	$3,455
Operating income (loss)	$(621)	$(1,223)	$(570)	$445	$1,187	$25	$335
Interest expense and other income, net	$(757)	$(763)	$(720)	$(811)	$(667)	$(677)	$(570)
Loss on extinguishment of promissory notes	$(1,641)	$-	$(108)	$-	$-	$-	$-
Net income (loss)	$(3,019)	$(1,986)	$(1,398)	$(366)	$512	$(660)	$(243)

EBITDA¹	$196	$(387)	$277	$1,154	$1,990	$690	$974

Net margin	$3,569	$2,945	$3,228	$4,611	$6,161	$3,534	$4,027
Net margin per gallon²	$0.19	$0.16	$0.18	$0.24	$0.33	$0.21	$0.25
Gallons sold	18,695	18,050	18,102	19,024	18,550	16,602	16,041

¹ EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. To the extent that loss on extinguishment of debt constitutes the recognition of previously deferred interest, it is considered interest expense for the calculation of interest expense. We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.

² Net margin per gallon is calculated by adding gross profit to the cost of sales depreciation and amortization and dividing that sum by the number of gallons sold.

The following chart reconciles EBITDA to the reported net income (loss) for each of the seven quarterly periods presented above (in thousands):

	For the three months ended
	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2007	2007	2008	2008	2008	2008	2009

Net income (loss)	$(3,019)	$(1,986)	$(1,398)	$(366)	$512	$(660)	$(243)
Add back:
Interest expense	778	782	780	720	683	680	575
Income tax expense	-	-	-	-	8	8	8
Depreciation and amortization expense:
Cost of sales	388	380	353	321	342	242	239
Selling, general and administrative expenses	282	304	311	357	341	342	334
Stock-based compensation amortization expense	126	133	123	122	104	78	61
Loss on extinguishment of promissory notes	1,641	-	108	-	-	-	-
EBITDA	$196	$(387)	$277	$1,154	$1,990	$690	$974

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

Comparison of Three Months Ended March 31, 2009 (“third quarter of fiscal 2009”) to Three Months Ended March 31, 2008 (“third quarter of fiscal 2008”)

Revenues

Revenues were $35.0 million in the third quarter of fiscal 2009, as compared to $64.2 million in the same period of the prior year, a decrease of $29.2 million, or 45%, primarily as a result of price variances due to recent decreases in market prices of petroleum products.  Market fuel prices have decreased approximately 54% in the third quarter of fiscal 2009 compared to the same period in the prior year, which resulted in a decrease of $24.7 million in revenues.  The decrease in revenues is also partially due to a decrease in $4.5 million, or an 11% reduction, in gallons sold compared to the same period in the prior year.  Starting in November 2008, as the economy was rapidly contracting, we experienced a dramatic and significant overall decrease in volume demand from our existing customers resulting in the overall reduction in volume sold during the quarter compared to the same period in the prior year.  During the third quarter of fiscal 2009, we have seen some stabilization in the demand for our services from existing customers and a strong increase in new customer business as companies seek to reduce their costs of operation.  We cannot be certain that this trend will continue into the future or that the new business will offset possible future decreases in demand from our existing customer base.  We remain cautiously optimistic, however, that overall customer demand for our services will not decline further and that we can maintain or increase present volume levels by attracting new customers.

Gross Profit

Gross profit was $3.8 million in the third quarter of fiscal 2009, as compared to $2.9 million in the same period of the prior year, an increase of $915,000, or 32%.  The net margin per gallon for the third quarters of fiscal 2009 and 2008 was 25.1 cents and 17.8 cents, respectively, an increase of 7.3 cents.  This improvement in gross profit and margin can be attributed to the improved efficiencies related to our route structure consolidation and other steps we have taken to increase productivity since we recognized the lowering of customer volumes in the second quarter of fiscal 2009.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $3.5 million in the third quarter of fiscal 2009 and $3.4 million in the third quarter of fiscal 2008.  SG&A has basically remained flat as a result of the cost cutting and business restructuring steps taken beginning in late November 2008 to meet the decrease in customer demand.  These steps, which helped decrease employee expense by $132,000, were offset by increases in the provision for doubtful accounts of $181,000, and depreciation expense of $22,000.

Interest Expense

Interest expense was $575,000 in the third quarter of fiscal 2009, as compared to $780,000 in the same period of the prior year, a decrease of $205,000, or 26%.  The decrease was primarily due to lower interest expense related to the line of credit as the base interest rate has decreased.  Additionally, the average outstanding balance on the line of credit was $7.6 million lower during the third quarter of fiscal 2009 than during the third quarter of fiscal 2008 primarily due to lower commodity fuel prices.  At March 31, 2009, the effective rate on our line of credit was 4%, as compared to 6% at March 31, 2008, while the weighted average rate was 4.00% this quarter compared to 7.18% last year.  Included in long-term debt interest expense in the three months ended March 31, 2009 is the $96,000 deferral fee that we incurred to extend the interest payment on the August 2007 and September 2008 Notes to April 15, 2009. Without the Deferral Fee, the reduction in interest expense would have been $301,000 lower, or 39%, from the third quarter of fiscal 2008.

The components of interest expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Stated Rate Interest Expense:
Line of credit	$96	$295
Long-term debt	324	356
Other	75	24
Total stated rate interest expense	495	675

Non-Cash Interest Amortization:
Amortization of deferred debt costs	69	94
Amortization of debt discount	11	11
Total non-cash interest amortization	80	105

Total interest expense	$575	$780

Loss on Extinguishment of Debt

In the third quarter of fiscal 2008, we recorded losses on extinguishment of debt of $108,000.  The losses were primarily due to the extinguishment of $3.8 million in debt by the exchange of $2.0 million of the November 2007 Notes and $1.8 million of the August 2007 Notes into shares of Series A and Series B Preferred Stock, respectively.  The loss on extinguishment of debt was the result of the write-off of unamortized debt discounts of $15,000, the write-off of unamortized debt costs of $69,000 related to the August 2007 Notes, and the write-off of $24,000 of unamortized debt costs related to the November 2007 Notes.  No similar losses were recorded in the third quarter of fiscal year 2009.

Income Taxes

State income tax expense of $8,000 was recorded for the third quarter of fiscal 2009.  No federal income tax expense was recorded for the third quarters of fiscals 2009 and 2008.  The federal net operating loss carryforward at June 30, 2008 was $29.8 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.

Net Loss

 Net loss was $243,000 in the third quarter of fiscal 2009, as compared to a loss of $1.4 million in the same period in the prior year.  The $1.2 million or 83% improvement was primarily attributable to the higher gross profit of $915,000 resulting from the 7.3 cents improvement in net margin per gallon and the lower interest expense of $301,000 offset by the $96,000 deferral fee, as discussed above.

EBITDA

EBITDA was $974,000 in the third quarter of fiscal 2009, as compared to $277,000 in the same period of the prior year, an increase of $697,000; a 252% improvement.  The increase was primarily due to the continued higher net margin per gallon traction we achieved in the fourth quarter of fiscal year 2008 which represents a $915,000 improvement in gross profit over the same period a year ago.

The reconciliation of EBITDA to net loss for the third quarters of fiscals 2009 and 2008 was as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net loss	$(243)	$(1,398)
Add back:
Interest expense	575	780
Income tax expense	8	-
Depreciation and amortization expense:
Cost of sales	239	353
Selling, general and administrative expenses	334	311
Stock-based compensation amortization expense	61	123
Loss on extinguishment of debt	-	108
EBITDA	$974	$277

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

Comparison of Nine Months Ended March 31, 2009 to Nine Months Ended March 31, 2008

Revenues

Revenues were $159.4 million in the nine months ended March 31, 2009, as compared to $178.7 million in the same period of the prior year, a decrease of $19.3 million, or 11%, primarily as a result of a decrease in gallons sold, which resulted in a decrease of $11.4 million in revenues compared to the same period in the prior year.  The decrease in revenues is also partially due to price variances due to lower market prices of petroleum products during the nine months ended March 31, 2009, as compared to the same period in the prior year.  Overall, for the first nine months of fiscal 2009, market fuel prices were approximately 14% lower compared to the same period a year ago, as disclosed by the Energy Information Administration for spot prices for low-sulfur No. 2 Diesel Fuel in the U.S. Gulf Coast.  Accordingly, the Company estimates that price variances resulted in a decrease of $7.9 million in revenues.

As the result of the rapid contraction of the American economy during the first half of fiscal 2009, we saw a dramatic and significant overall decrease in volume demand from our existing customers beginning in November 2008.  Accordingly, notwithstanding our addition of new customers during the period, the overall reduction in gallons sold was 3.7 million gallons, or 6.7% during the nine months ended March 31, 2009 versus the previous year.  On the other hand, during the third quarter of fiscal 2009, we have begun to see some stabilization in the demand for our services from existing customers. While fuel prices have decreased dramatically since the beginning of fiscal 2009, we have not seen any direct connection between the decrease of fuel prices and increased fuel usage by our existing customers, as the overall recessionary condition of the economy and its impact on our customers’ businesses appears to be outweighing any elasticity of demand based on price.  We continue to remain cautiously optimistic, however, that customer demand for our services will not decline further and that we can maintain or increase present volume levels by attracting new customers.

Gross Profit

Gross profit was $12.9 million in the nine months ended March 31, 2009, as compared to $8.6 million in the same period of the prior year, an increase of $4.3 million, or 50%.  The net margin per gallon for the nine months ended March 31, 2009 and 2008 was 26.8 cents and 17.8 cents, respectively, an increase of 9.0 cents.  This improvement was the result of the continued trend in higher net margin per gallon established in the fourth quarter of fiscal year 2008, the improved efficiencies related to our route structure consolidation and increased productivity as well as the incremental margin contribution from the emergency response services provided in Louisiana and Texas for Hurricanes Gustav and Ike.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11.4 million in the nine months ended March 31, 2009, as compared to $11.0 million in the same period of the prior year, an increase of $318,000, or 3%.  The increase in selling, general and administrative expenses was due to increases of $278,000 in the provision for doubtful accounts, $266,000 in legal expense, $120,000 in depreciation reflecting additions in fixed assets, $50,000 increase in travel expense on account of the active hurricane season in the first quarter of this fiscal year and an increase of $25,000 in other expenses.  Partially offsetting these increases were decreases in payroll related expenses of $421,000 due to our efforts to reduce costs.

Interest Expense

Interest expense was $1.9 million in the nine months ended March 31, 2009, as compared to $2.3 million in the same period of the prior year, a decrease of $402,000, or 17%.  The decrease was primarily due to lower interest expense associated with our line of credit as the base interest rate has decreased to 4% at March 31, 2009 from 6% at March 31, 2008, and the weighted average rate has decreased to 5.40% this fiscal year from 8.17% during the prior year.  Additionally, the average outstanding balance on the line of credit was $1.4 million lower period over period primarily due to lower commodity fuel prices.  The decrease in interest expense is also due to the reduction in our long-term debt as the outstanding secured promissory notes issued on August 2003, January 2005 and September 2005 were refinanced in August 2007 with new senior secured convertible subordinated notes and the November 2007 notes were converted into preferred stock.  Included in the long-term debt interest expense for the nine months ended March 31, 2009 is the $96,000 deferral fee that we incurred to extend the interest payment on the August 2007 and September 2008 Notes.  Without the Deferral Fee, the reduction in interest expense would have been $498,000, or 21%, from the nine months ended March 31, 2008.

The components of interest expense were as follows (in thousands):

	Nine Months Ended
	March 31,
	2009	2008
Stated Rate Interest Expense:
Line of credit	$685	$972
Long-term debt	874	1,012
Other	121	58
Total stated rate interest expense	1,680	2,042

Non-Cash Interest Amortization:
Amortization of deferred debt costs	227	224
Amortization of debt discount	31	74
Total non-cash interest amortization	258	298

Total interest expense	$1,938	$2,340

Loss on Extinguishment of Debt

In fiscal year 2008, we have recorded losses on extinguishment of debt of $1.7 million.  The losses are related to write offs of costs and gain realized as a result of the August 2007 refinancing of our outstanding secured promissory notes issued on August 2003, January 2005 and September 2005 with new senior secured convertible subordinated notes and the exchange of $3.8 million of the debt of the November 2007 Notes and a portion of the August 2007 Notes into Series A and Series B Preferred Stock.  No similar losses were recorded in fiscal 2009.

The following summarizes the components of the net loss on extinguishment of promissory notes that the Company recorded in its condensed unaudited consolidated statements of operations during the nine months ended March 31, 2008 (in thousands):

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

Income Taxes

State income tax expense of $24,000 was recorded for the nine months ended March 31, 2009.  No federal income tax expense was recorded for the nine months ended March 31, 2009 and 2008.

Net Loss

Net loss was $391,000 in the nine months ended March 31, 2009, as compared to a loss of $6.4 million in the same period in the prior year.  The $6.0 million or 94% improvement was primarily due to an increase of $4.3 million in gross profit, which stemmed from an overall higher net margin per gallon, including higher margin contributions from emergency response services performed during the first quarter of the year, efficiencies derived from our ERP system, and a variety of cost cutting measures implemented this year in response to decreases in customer demand.  The loss on extinguishment of debt of $1.7 million recorded in the nine months ended March 31, 2008, from the refinancing of our promissory notes with new senior secured convertible subordinated notes and the conversion of debt into preferred stock, also contributed to the reduced net loss for the period.  Additionally, interest expense was $402,000 lower this year due to a combination of lower line of credit balances, and lower interest rates.   These decreases were partially offset by the increase of $318,000 in selling, general and administrative expenses.

EBITDA

EBITDA was $3.7 million in the nine months ended March 31, 2009, as compared to $86,000 in the same period of the prior year, an increase of $3.6 million or 4,149% improvement.  The increase in EBITDA was due to the increase in gross profit of $4.3 million due to higher net margin per gallon for the period, including the incremental margin contribution from the emergency response services, partially offset by an increase in selling, general, and administrative expenses of $318,000.

The reconciliation of EBITDA to net loss for the nine months ended March 31, 2009 and 2008 was as follows (in thousands):

	Nine Months Ended
	March 31,
	2009	2008

Net loss	$(391)	$(6,403)
Add back:
Interest expense	1,938	2,340
Income tax expense	24	-
Depreciation and amortization expense:
Cost of sales	823	1,121
Selling, general and administrative expenses	1,017	897
Stock-based compensation amortization expense	243	382
Loss on extinguishment of debt	-	1,749
EBITDA	$3,654	$86

Capital Resources and Liquidity

At March 31, 2009, we had total cash and cash availability of $1.7 million, which consisted of cash and cash equivalents of $59,000 and additional cash availability of approximately $1.7 million through our line of credit.  As of May 12, 2009, our cash and cash availability was approximately $2.5 million.  We are able to draw on our line of credit on a daily basis subject to debt covenant requirements.

The rapid escalation of fuel prices in fiscal 2008, which continued into most of the first quarter of fiscal 2009, adversely affected our capital resources.  Historically, while we generally avoided the impact of higher fuel prices by passing along the higher prices to our customers, the higher costs for operating our own delivery fleet and the decreased demand for the services and goods provided by most of our customer base, and in turn, those customers’ demand for fuel, had an indirect effect on our profitability with increased costs and lower volumes.  The higher fuel prices had also substantially increased the amount of credit that we needed to obtain from our suppliers of fuel.  In turn, this higher demand for credit led to limitations on the adequacy of the supplier credit historically available to us and increased our costs of obtaining additional credit.  We addressed the limitations on supplier credit by issuing short-term notes to a limited number of investors in November 2007, the proceeds from which we used for credit enhancements in those markets where our credit was most limited.  These notes were subsequently exchanged for Series A Preferred Stock in February 2008, which strengthened our balance sheet and helped us achieve compliance with listing standards of the Nasdaq Stock Market.  The exchange of the November 2007 notes for Series A Preferred Stock and the March 2008 exchange of $1.7 million in senior secured promissory notes for Series B Preferred Stock, improved our access to supplier credit.  In September 2008, we also sold $725,000 in unsecured convertible promissory notes to accredited investors to further bolster our cash resources and liquidity during this unusual stressful period.

The challenges of the second quarter of fiscal 2009 were substantially different, however, from those we faced in the first quarter.  During that quarter, dramatically lower fuel prices somewhat eased the availability of credit for fuel purchases but rapidly diminishing demand from existing customers led to overall decreases in volumes of petroleum products and chemicals sold, which reduced our revenues and our profitability, which is based on a per gallon service fee.

During the third quarter of fiscal 2009, while our sales volume from existing customers continued to decrease, the decline slowed considerably from the rate we saw from the first to the second quarter, and  our volumes seemed to stabilize as the quarter progressed.  We also saw an increase in new customer business and prospective business at the end of the third quarter as companies sought to reduce their costs of operation with mobile fueling and our other services.  Naturally, we cannot be certain that this will continue in the future or that any new business will be sufficient to offset possible future decreases in demand from our existing customer base.  Future market risks cannot be reliably predicted, as the economy and the demand from our customers could improve, and fuel prices could return to or exceed their recent historic highs in the future, irrespective of whether there is any higher demand from our customers for fuel.  We presently believe that we have established adequate credit enhancements, such as the letters of credit described below, to meaningfully respond to increases in volumes, irrespective of whether they are accompanied by fuel price increases, but there can be no assurance that we will in fact be successful in the face of whatever market forces affect us and our customers in the future.

Sources of Cash

Debt Financing and Equity Offerings

We have a $25 million line of credit facility with Wachovia N.A., a subsidiary of Wells Fargo & Company (NYSE:WFC), which permits us to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined.  Outstanding letters of credit reduce the maximum amount available for borrowing.  Our line of credit finances the timing difference between petroleum product purchases payable generally in 10 to 12 days from date of delivery and the collection of receivables from our customers, generally in 30 to 45 days from date of delivery.

Interest is payable monthly at prime plus 0.75% and may increase up to prime plus 2.75% based on the Company meeting certain fixed charge coverage ratios.  At March 31, 2009 the interest rate was 4.0%.  Outstanding borrowings under the line of credit are secured by substantially all of our assets other than our truck fleet and related equipment.  The maturity date of the line of credit is July 1, 2009.

As of March 31, 2009, we issued letters of credit for an aggregate amount of $1.6 million.  These letters of credit were issued to obtain better purchasing terms and pricing than was then available in certain markets.  The letters of credit have twelve-month expirations and renew automatically.  No amounts have been drawn on any of the letters of credit; however, as described above, outstanding letters of credit reduce our cash availability under our line of credit facility.

As of March 31, 2009 and June 30, 2008, we had outstanding borrowings of $5.9 million and $19.8 million, respectively, under our $25.0 million line of credit.  The line of credit is classified as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements” due to certain provisions in the agreement providing for subjective acceleration rights and requiring the Company to maintain a lockbox arrangement whereby cash deposits are automatically utilized to reduce amounts outstanding under the line of credit.  Based on eligible receivables and inventories, and letters of credit outstanding at March 31, 2009 and June 30, 2008, we had $1.7 million and $1.8 million, respectively, of cash availability under the line of credit.   Our line of credit agreement with Wachovia N.A. will expire on July 1, 2009, unless the parties agree to extend it beyond that date.  We are confident that we will be able to extend the existing line of credit facility or replace it with another comparable facility by the July 1st, 2009, expiration date, though there can be no assurance that we will in fact be successful in doing so.  A failure to extend or replace our line of credit would have negative consequences for our business, our results of operation and our financial condition.

On August 15, 2008, we issued 229 shares of our Series C Convertible Preferred Stock, $0.01 par value, at a price of $650 per share, or an aggregate of $148,850 (the “Series C Preferred Stock”).  Each share of Series C Preferred Stock is convertible into 1,000 shares of the Company’s common stock at a price per share of $0.65 per share, which was greater than the $0.49 closing price of the Company’s common stock on August 14, 2008.

Dividends are currently payable on the Series C Preferred Stock when, as and if declared by the Board of Directors, but only out of funds that are legally available, in quarterly cash dividends at the rate of twelve percent (12%) per annum of the sum of the Original Issue Price of $650 per share.

Cumulative dividends on the Series A, Series B, and Series C Preferred Stock are declared quarterly.  During the first nine months of fiscal 2009, the Company declared $452,000 in cumulative dividends on the Series A, Series B, and Series C Preferred Stock, of which $256,000 remain outstanding as of the date of this filing.  On May 6, 2009, we entered into an agreement with the Preferred Stock holders to satisfy the payment of the dividends through the issuance of our common shares.  During the last nine months of fiscal 2008, the Company declared dividends of $249,000 of which $56,000 was paid during fiscal 2008 and the remainder was paid during fiscal 2009.

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

 Cash Flows

During the nine months ended March 31, 2009 and 2008, cash and cash equivalents increased $11,000 and decreased $951,000, respectively.

We generated cash from the following sources (in thousands):

	Nine Months Ended
	March 31,
	2009	2008

Cash provided by operating activities	$13,749	$281
Proceeds from issuance of promissory notes	725	7,690
Proceeds from issuance of preferred stock	149	516
Proceeds from issuance of common stock and warrants	-	1,170
Decrease in restricted cash	45	1,005
Proceeds from sale of equipment	91	85
	$14,759	$10,747

We used cash primarily for (in thousands):

	Nine Months Ended
	March 31,
	2009	2008

Net payments on line of credit payable	$13,936	$2,449
Principal payments on promissory notes	-	6,359
Payment of dividends	390	-
Purchases of property and equipment	273	2,222
Payments of debt and equity issuance costs	109	642
Capital lease payments	40	26
	$14,748	$11,698

Net change in cash and cash equivalents	$11	$(951)

As of March 31, 2009, we had $5.9 million outstanding under our line of credit.  The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying condensed unaudited consolidated statements of cash flows for the nine months ended March 31, 2009 include the cumulative activity of the daily borrowings and repayments, $169.7 million and $183.6 million, respectively, under the line of credit.  The availability under the line of credit at March 31, 2009 amounted to $1.7 million.  The net cash borrowings from, or repayments of, the line of credit during the nine months ended March 31, 2009 and 2008, respectively, have been included as sources or uses of cash in the tables above.

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

Our sources of cash during the remainder of fiscal 2009 and fiscal 2010 are expected to be cash on hand, cash generated from operations, borrowings under our credit facility, and any other capital sources that may be deemed necessary.  There is no assurance, however, that if additional capital is required, it will be available to us or available on acceptable terms.

We reacted quickly to the current economic crisis, which we recognized as significantly impacting our business in November 2008, when we implemented an extensive program of cost reductions and business restructuring steps to improve margins in order to offset reductions in the volumes of fuel, lubricants, chemicals and other products and services sold to our customers.  Poor economic conditions have significantly impacted the businesses of our customers, as less freight is being transported and manufacturing demand is down, correspondingly reducing the consumption of fuel and other petroleum products.  As a result, we have been concentrating our efforts on reducing costs and conserving cash availability in order to meet the challenges of a slowing economy.  We have also sought to offset the reduced demand from existing customers by aggressively seeking new customers, with some success.

In order to conserve cash during the early stages of this deepening economic recession, on February 3, 2009, we entered into a series of agreements (the “Agreements”) with each of the holders (“Holders”) of our 11½% Senior Secured Convertible Promissory Notes dated August 8, 2007 (the “Notes”) to defer the interest payments on the Notes scheduled for January 1, 2009 (the “Payment”) until April 15, 2009, in exchange for the immediate payment to the Holders of a deferral fee equal to one percent (1%) of the current outstanding balance of the Note (the “Deferral Fee”) or to accept the Payment in the form of unregistered shares of our Common Stock (“Shares”). Fifty percent (50%) of the Deferral Fee was paid in cash and fifty percent (50%) was paid in Shares. For purposes of determining the number of Shares to be issued for the stock portion of the Deferral Fee or upon conversion of the Payment, Shares were valued at $0.29 per share, the official closing price on the Nasdaq Stock Market on January 22, 2009, the trading day immediately preceding the effective date of the Agreements. The total cash payment was $45,909, and an aggregate 158,328 unregistered Shares were issued to Holders, either as part of the Deferral Fee or for conversion of the Payment. In March 2009, the holders of the September 2008 Notes agreed to defer the $44,000 interest payment due March 1, 2009 to April 15, 2009. As consideration for the deferral, the Company paid a deferral fee equal to 1% of the outstanding principal balance, or $7,000 of which 50% was paid in cash, with the remainder satisfied through issuance of 12,499 unregistered shares of the Company’s common stock. The stock was valued at $0.29 per share, the same price used for the Deferral fee on the August 2007 Notes.

Our uses of cash over the next twelve months are expected to be principally for operating working capital needs, maintaining our line of credit, servicing any principal and interest on our debt and dividend requirements on our preferred stock. We will continue to pursue additional conversions of debt into equity or other capital infusions to reduce the amounts owed under our long-term debt. Our line of credit with our principal lender matures on July 1, 2009 and the August 2007 Notes mature on December 31, 2009. We are pursuing various financing alternatives in order to satisfy our obligations prior to the maturity dates of the August 2007 Notes and the line of credit, respectively. We currently anticipate that, so long as we continue to meet the terms of all of our existing bank line of credit covenants, we will be able to successfully extend, renew or replace our line of credit before it expires. Our ability to do so, however, may be tied to our success in recapitalizing the Company generally, including a refinancing or conversion to equity of the August 2007 Notes. There can be no assurance that we will be able to effect such a recapitalization or that we will be able to extend, renew or replace our line of credit at acceptable terms. While we are optimistic that, in light of our steadily improving financial results, such new financing will be available to us, we recognize that the unprecedented deterioration of the national economy and the financial markets over the past several months make almost any financing potentially problematic. If we are not successful in refinancing or repaying the August 2007 Notes and extending or replacing our bank line of credit before their respective maturities, our business, our results of operation and our financial condition would be adversely affected.

Off-Balance Sheet Arrangements

At March 31, 2009, we do not have any material off-balance sheet arrangements.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Controls over Financial Reporting

    No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SMF ENERGY CORPORATION

May 15, 2009	By:	/s/ Richard E. Gathright
Richard E. Gathright
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Michael S. Shore
Michael S. Shore
Chief Financial Officer, Treasurer and Senior Vice President (Principal Financial Officer)

INDEX OF EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002