Form 10-K
period 2009-06-30
SMF ENERGY CORP
filed 2009-09-28
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2009
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer        ☐Accelerated filer        ☐ Non-accelerated filer        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates was $515,497.  The aggregate market value was computed by reference to the last sale price of the registrant’s Common Stock on the Nasdaq Capital Market on December 31, 2008.

As of September 23, 2009 there were 38,498,544 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain Portions of Registrant’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts.  These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements concerning our expectations, plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The words “could,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “goal,” “forecast” and variations of such words or similar expressions are intended to identify forward-looking statements.  All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions.  Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them.  However, there can be no assurance that our expectations, beliefs and projections will result or be achieved.

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

TABLE OF CONTENTS

PART I

Item 1.  Business

Overview

We are a leading provider of petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunication and government services industries.  We provide our services and products through 31 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

 We were originally incorporated in Florida in 1996, under the name Streicher Mobile Fueling, Inc. (“Streicher”).  SMF Energy Corporation (the “Company”), a Delaware corporation, was formed in 2006 as a wholly-owned subsidiary of Streicher.  In December 2006, the shareholders of Streicher approved changing the name of Streicher to SMF Energy Corporation and the reincorporation of Streicher in Delaware by merger into the Company.  These actions were effectuated on February 14, 2007 by the merger of Streicher into the Company.  Unless indicated otherwise, “the Company”, “SMF”, “we”, “us”, and “our” refer to SMF Energy Corporation and its subsidiaries.

Strategy

An objective of our business model is to become the leading “single source” provider of petroleum products and services to our target customers in the eleven states in which we presently have operating locations, as well as expanding into additional markets in the Southeast, Mid-Atlantic, Mid-Continent and West Coast regions of the U.S.  We seek to offer our customers a diversified package of quality and reliable petroleum products and service with 24 hour around the clock availability at competitive prices.  To achieve this objective we plan to grow organically and through selective acquisitions.

Our organic growth strategy is focused on increasing market share in our existing operating locations and contiguous geographic areas.  We seek market share expansion through a concentrated market penetration and sales program offering a broader line of products and services to both existing and prospective customers.  We believe that our corporate infrastructure, including our Enterprise Resource Planning (“ERP”) operating system, has enabled us to operate more efficiently and to reduce operating costs and administrative expenses.  This system has facilitated the consolidation of financial management reporting and analysis functions, improved management controls, and helped us comply with some of the requirements of the Sarbanes-Oxley Act of 2002.

Our acquisition strategy is focused on acquiring companies, assets and business operations that complement or offer diversified opportunities for growth in the markets where we already have an established presence or that permit us to expand into new markets.  We believe that carefully selected future acquisitions can provide us with increased market share, volume and margins.  In addition, such acquisitions would enhance our operational and administrative efficiencies by helping us achieve greater economies of scale.  Our corporate infrastructure and our ERP system are the foundations on which we can build our business and expand; we are now able to more effectively pursue acquisitions.

We evaluate potential acquisitions based on a variety of factors, including:

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

During the years ended June 30, 2009, 2008 and 2007, approximately 10%, 7.3% and 6.7%, respectively, of our total revenues, were derived from fleet fueling services provided to the United States Postal Service, our largest customer.  We (including predecessor companies affiliated with our founders) have provided fueling services to the United States Postal service for over 15 years.  Although we do have some length of service written contracts with a few of our larger customers, these types of agreements are not customary in the fuel and lubricant distribution industry, and therefore, we do not have written contracts with the majority of our customers.  Most of our customers can terminate our services at any time and for any reason and, correspondingly, we can discontinue service to those customers at any time.  We may also discontinue service to a customer if changes in service conditions or other factors cause us not to reach our minimum targeted levels of volumes and margins, and we are unable to negotiate a satisfactory arrangement with the customer to reach our minimum financial requirements.

The Company bills for its petroleum and other products and services upon delivery.  All sales are final upon delivery.  We generally collect from our customers within 30 to 45 days of billing.

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

We purchase the majority of our lubricants primarily pursuant to a long-term supply agreement with Chevron who also offers marketing and financing assistance to our customers.  Lubricants are distributed and sold in bulk, prepackaged or repackaged by us to meet customer needs.  We price lubricant products on a cost plus basis.  Traditionally, lubricants inventory was not subject to as significant of a market price volatility as fuel products, however, due to volatile petroleum prices, the prices of lubricants have been impacted.

We purchase chemicals from several key suppliers.  Products are delivered to our location to be redistributed to our customers via company owned equipment.  Chemical sales are done in truckload quantities, or in containers ranging from 5 gallons to 55 gallons.

Competition

We compete with other distributors of fuels, lubricants, chemicals and other petroleum products, including several large regional distributors and numerous small independent operators.  Our mobile fueling operations also compete with retail marketing outlets such as retail stations and other third-party service locations.  We believe that the primary competitive factors affecting our market include price, ability to meet complex and technical services needs, dependability, extended credit terms, service locations, and the ability to provide fuel-management tools.

We believe that our principal competitive advantages include:

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

Intellectual Property

Our patented proprietary fuel tracking and management reporting system is widely used in our commercial mobile fueling operations.  We own all patents covering the system, the rights to which are registered with the United States Patent and Trademark Office and expire in the year 2015, unless otherwise extended. We also rely upon a combination of trademark laws and non-disclosure and other contractual arrangements to protect our proprietary rights.

Employees

At June 30, 2009, 2008 and 2007, we employed 248, 280 and 284 employees, of which 240, 267 and 269 were full-time employees, respectively.

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

The technical requirements of laws and regulations are becoming increasingly expensive, complex and stringent.  These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety.  Changing laws and regulations may also expose us to liability for the conduct of, or conditions caused by, others, or even for our own actions that were in compliance with applicable laws when taken.  Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution.  Certain environmental laws provide for joint and several liabilities for remediation of spills and releases of hazardous substances.  In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.

There is no assurance that we will be able to comply with existing and future regulatory requirements without incurring substantial costs or otherwise adversely affecting our operations.

Available Information

More information about the Company can be found at our website, www.mobilefueling.com.  This annual report on Form 10-K as well as our quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information are filed with the Securities Exchange Commission (“SEC”).  We post these reports on the “Investor Relations” section of our website promptly after we file them with the SEC.  Our Code of Business Conduct is also posted on our website.  All of these documents are available in print without charge to our shareholders upon request.  Information on our website is not incorporated by reference in, and is not a part of, this report on Form 10-K.

All of our filings with the SEC may be reviewed at the SEC’s website, www.sec.gov.  They may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

No Assurance of Future Profitability; Losses from Operations; Need for Capital. We incurred net losses in each of the fiscal years ended June 30, 2009 and 2008.  In order to generate profits in the future, we need to reduce interest expense, increase the volume of products and services sold at profitable margins, control costs and generate sufficient cash flow to support our working capital and debt service requirements.  There is no assurance that we will be able to avoid net losses in the future or that we will be able to raise additional capital on acceptable terms if our capital needs cannot be satisfied by cash flow from operations. During fiscal 2009, we faced a number of challenges that required us to raise additional capital in the face of a general tightening of the credit markets and various Nasdaq listing requirements.  While we responded to those challenges by completing a $40 million recapitalization in June 2009 (the “Recapitalization”) that had an immediate reduction of our total debt by $4.5 million, reduced our annual servicing expense for interest and dividends by over $1 million, increased our shareholders’ equity by $4.1 million and reduced our debt to equity ratio from approximately 9 to 1 to 2 to 1 from June 30, 2008 to June 30, 2009, respectively, we may nevertheless face difficulty in the future obtaining necessary capital.  In the future, we may need to raise additional capital to fund new acquisitions, the expansion or diversification of existing operations or additional debt repayment.  While we believe that, with the new financial strength resulting from the Recapitalization, we will be able to obtain needed capital, there can be no assurance that we will do so or that it can be obtained on terms acceptable to us.

 Nasdaq Listing of Our Common Stock.  Our common stock currently trades on the Nasdaq Capital Market under the symbol FUEL. While we consider the listing on Nasdaq to be a valuable attribute of our common stock and other securities, there can be no assurance that such listing will continue.  During Fiscal 2008, our listing on Nasdaq came into question on two different grounds.  On February 19, 2008, we received a letter from Nasdaq stating that we did not comply with the requirement of Nasdaq Marketplace Rule 4310(c)(3) requiring listed companies to have $2,500,000 in stockholders' equity.  In response, on February 29, 2008, we issued 4,587 shares of Series A Convertible Preferred Stock for approximately $2.52 million in cash and debt and on March 12, 2008, we issued 1,985 shares of our Series B Convertible Preferred Stock for approximately $1.8 million in debt.  These transactions increased our stockholders’ equity by approximately $4.1 million, permitting us to regain compliance with Rule 4310(c)(3).  During fiscal 2009, the Company completed a recapitalization of our debt and equity which increased stockholders’ equity to $6.5 million at June 30, 2009, and we therefore continue to be in compliance with the Nasdaq stockholders’ equity requirement.  There is no assurance, however, that such compliance will continue indefinitely since any future net operating losses would reduce our stockholders’ equity and could cause us to again be in violation of Rule 4310(c)(3).

In addition, on December 28, 2007, we received notice from Nasdaq that, because the bid price of our common stock had closed below the minimum $1.00 per share requirement of Marketplace Rule 4310(c) for 30 consecutive business days, compliance with the $1.00 bid price requirement was required by June 25, 2008.  When the bid price stayed below the minimum after that date, we filed an appeal to a Nasdaq Listing Qualifications Panel to prevent a delisting of our common stock.  On September 11, 2008, the Panel granted the extension of time until December 23, 2008.  Under the terms of the extension, the Company must have a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days on or before December 23, 2008, and had to otherwise maintain compliance with all other applicable Nasdaq listing standards.  Due to recent extraordinary market conditions, in October 2008, the NASDAQ implemented a temporary suspension of the minimum $1.00 per share requirement of Marketplace Rule 4310(c) which suspension continued through July 31, 2009.  As a result, our deadline for reestablishing compliance is now October 15, 2009.  In order to do so, our shareholders have approved and our Board of Directors has implemented a 1 for 4.5 reverse stock split that will take effect on October 1, 2009.  While this reverse stock split  is intended to increase the trading price of the common stock above the $1.00 minimum bid price, there can be no assurance that the market price per post-split share will either exceed or remain in excess of the minimum for the sustained period of time necessary to ensure long term compliance with Nasdaq rules.

 Effects of Nasdaq Delisting.   It is possible that, notwithstanding the reverse stock split and our June 2009 Recapitalization, our common stock will still be delisted from Nasdaq.  If this occurs, we believe that it would trade in the over-the-counter market on the OTC Bulletin Board (the “OTCBB”), which was established for trading the securities of reporting companies that do not meet the Nasdaq listing requirements.  Because the OTCBB is generally considered less efficient than Nasdaq, it could be more difficult for an existing shareholder to sell shares of our common stock after a delisting from Nasdaq.  On the OTCBB, trading volumes are typically lower, reporting of transactions can be delayed, and coverage of the Company by securities analysts and news media, which is already limited, may be reduced.  In turn, these factors could result in lower prices for our common stock or larger “spreads” between the “bid” and “ask” prices quoted by market makers for shares of the Common Stock, either of which could reduce the prices available for sales of our common stock by existing shareholders.

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

In addition, if our common stock is not listed on Nasdaq, we may become subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) because our common stock may be classified as a “penny stock” under Exchange Act Rule 3a51-1.  That rule imposes additional sales practice requirements on broker-dealers who sell low-priced securities to persons other than established customers and institutional accredited investors.  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  Consequently, the rule may affect the ability of broker-dealers to sell our common stock and may impair the ability of our shareholders to sell their common stock in the secondary market.  Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities.  Also, institutional investors will usually not invest in low-priced securities (other than those which focus on small-capitalization companies or low-priced securities).  For these reasons, a classification of our common stock as a “penny stock” under Rule 3a51-1 would probably adversely affect the liquidity and the value of our stock.

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

Our credit facility with our principal lender also requires the Company to obtain the consent of the financial institution prior to incurring additional debt, or entering into mergers, consolidations or sales of assets.

 Growth Dependent Upon Future Expansion; Risks Associated With Expansion into New Markets. While we intend to expand more quickly through acquisitions, our growth will also depend upon the ability to achieve greater penetration in existing markets and to successfully enter new markets in both additional major and secondary metropolitan areas. Such organic expansion will largely be dependent on our ability to demonstrate the benefits of our services and products to potential new customers, successfully establish and operate new locations, hire, train and retain qualified management, operating, marketing and sales personnel, finance acquisitions, capital expenditures and working capital requirements, secure reliable sources of product supply on a timely basis and on commercially acceptable credit terms, and successfully manage growth by effectively supervising operations, controlling costs and maintaining appropriate quality controls. There can be no assurance that we will be able to successfully expand our operations into new markets.

Interest Expense.  A substantial portion of our net losses for the fiscal years ended June 30, 2009 and 2008 are attributable to the substantial interest burden borne by the Company, including $2.5 million of interest expense in fiscal 2009 and $3.1 million in 2008.  The majority of this interest expense is attributable to interest on our revolving bank debt and our August 2007 senior subordinated secured debt, which was substantially reduced by our June 2009 Recapitalization.  If and to the extent that interest rates generally increase or we are otherwise required to bear higher interest rates for our future borrowings, our interest expense could increase, adversely affecting our results of operations and financial condition.  Similarly, if we make one or more acquisitions or if we incur additional net losses in the future and are required to borrow funds to fund those acquisitions or offset those losses, the interest on the higher level of debt could have a detrimental effect on our results of operations and financial condition.  Additionally, we are exposed to fluctuating interest rates associated with our line of credit.

Need to Maintain Effective Internal Controls.  In fiscal 2006, our management identified significant deficiencies related to policies and procedures to ensure accurate and reliable interim and annual consolidated financial statements that, considered together, constituted a material weakness in our internal controls.  Even though we have taken the necessary steps to correct the identified material weakness and have not identified any material weakness for fiscal 2009, it is possible that, considering our size, our limited capital resources and our need to continue to expand our business by acquisitions and diversification, we may identify another material weakness in our internal controls in the future.  Moreover, even if we do not identify any material weakness or significant deficiencies, our internal controls may not prevent all potential errors or fraud because any control system, no matter how well designed, cannot provide absolute assurance that the objectives of the control system will be achieved.

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

Fuel Pricing and Supply Availability; Effect on Profitability. Diesel fuel and gasoline are commodities that are refined and distributed by numerous sources.  We purchase the fuel delivered to our customers from multiple suppliers at daily market prices and in some cases qualify for certain discounts.  We monitor fuel prices and trends in each of our service markets on a daily basis and seek to purchase our supply at the lowest prices and under the most favorable terms.  Commodity price risk is generally mitigated since we purchase and deliver our fuel supply daily and generally utilize cost-plus pricing when billing our customers. If we cannot continue to utilize cost-plus pricing when billing our customers, margins would likely decrease and losses could increase. We have not engaged in derivatives or futures trading to hedge fuel price movements. In addition, diesel fuel and gasoline may be subject to supply interruption due to a number of factors, including natural disasters, refinery and/or pipeline outages and labor disruptions.  Limitations on the amount of credit available from suppliers has become a more significant issue for us in light of the tightening of credit available to businesses over the past year.  As a result, increasing the availability of short term credit for fuel purchases was one of the principal motivations for the June 2009 Recapitalization, which had an immediate reduction of our total debt by $4.5 million, reduced our annual servicing expense for interest and dividends by over $1 million, increased our shareholders’ equity by $4.1 million and reduced our debt to equity ratio from approximately 9 to 1 to 2 to 1 from June 30, 2008 to June 30, 2009, respectively.  Irrespective of the reason, any reduction of the availability of fuel supplies could impact our ability to provide mobile fueling, commercial bulk fueling, and emergency response services and would therefore impact our profitability.

Risks Associated with Customer Concentration; Absence of Written Agreements. Although we provide services to many customers, a significant portion of our revenue is generated from a few of our larger customers.  Sales to our largest customer, represents 10% of our total revenue in fiscal year 2009.  While we have formal, length of service written contracts with some of these larger customers, such agreements are not customary and we do not have them with the majority of our customers. As a result, most of our customers can terminate our services at any time and for any reason, and we can similarly discontinue service to those customers. We may also discontinue service to a customer if changes in the service conditions or other factors cause us not to meet our minimum level of margins and rates, and the pricing or delivery arrangements cannot be re-negotiated. As a result of this customer concentration and the absence of written agreements, our business, results of operations and financial condition could be materially adversely affected if one or more of our larger customers were lost or if we were to experience a high rate of service terminations of our other customers.

Effect of Reduced Fuel Usage. The dramatic increases in fuel prices in fiscal 2008 and through the beginning of fiscal 2009 have caused businesses, including many of our customers, to take steps to reduce the amount of fuel that they consume in their operations by driving fewer miles or, in some cases, by using higher mileage or alternative fuel vehicles.  In turn, these reductions have reduced the volumes delivered by us to those customers.  Even though fuel prices have decreased, we have not experienced a significant increase in volumes sold, we believe due to the difficult current economic conditions.  It is possible that customers’ fuel usage will continue to decline, requiring us to obtain additional customers to replace the lost volume.  If we cannot replace the lost volume with new customers, our revenues and results of operation will be negatively affected.

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

In addition, we own truck yard and office space in Tampa, Florida.   We also lease truck yard and office space for 18 locations specified below as of June 30, 2009, primarily under 1 to 5 year leases which include lease renewal options.  We believe that our facilities are adequate for our current needs.

Location	Lease Expiration

Bloomington, CA	7/15/2010

Gardena, CA	7/15/2009

Jacksonville, FL	8/31/2015

Orlando, FL	11/30/2009

Port Everglades, FL	5/31/2010

Doraville, GA	8/31/2011

Gonzales, LA	9/30/2009

Charlotte, NC	11/30/2009

Greensboro, NC	5/31/2010

Selma, NC	11/1/2009

Channelview, TX	8/31/2009

Freeport, TX	9/30/2010

Ft. Worth, TX	12/31/2009

Houston, TX	9/30/2010

Lufkin, TX	9/30/2010

Selma, TX	12/31/2013

Elm Mott, TX	12/31/2009

Waxahachie, TX	9/30/2010

We also lease the following facilities on a month to month basis:

Fort Myers, FL

Melbourne, FL

Ellabell, GA

Byram, MS

North Las Vegas, NV

Chattanooga, TN

Buda, TX

Longview, TX

Item 3.  Legal Proceedings

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities.  Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of June 30, 2009.  Therefore no contingency gains or losses have been recorded as of June 30, 2009.  However, based on management’s knowledge at the time of this filing, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

On October 10, 2006, the Company commenced a civil action in Broward County, Florida Circuit Court against Financial Accounting Solutions Group, Inc. (“FAS”), Kramer Professional Staffing, Inc. (“KPS”), and Mitchell Kramer, an officer, director, shareholder and control person of FAS and KPS (“Kramer”), alleging that Kramer, FAS and KPS (collectively, the “Defendants”) induced the Company to engage FAS to provide services with respect to (a) the implementation of certain Information Technology (“IT”) functions; (b) the modernization and expansion of the Company’s accounting and business technology capabilities, and (c) compliance with public company accounting requirements and the Sarbanes-Oxley Act (the “IT Projects”) by making numerous misrepresentations concerning the experience, capabilities and background of FAS and FAS’ personnel.  FAS subsequently filed a countersuit in the same court seeking payment of additional fees allegedly due from the Company.  The court is jointly administering the countersuit with the Company’s action.  The Company amended its complaint to add Alex Zaldivar, the managing director and a principal of FAS, as an additional Defendant and to make new claims for accounting malpractice, negligent IT implementation, negligent training and supervision, negligent placement and breach of fiduciary duty against the Defendants.  The case is currently in the discovery stage, and is tentatively scheduled for a nonbinding mediation session on October 12, 2009.  The amount of damages recoverable from the Defendants in this action will depend on a number of factors, including but not limited to the costs incurred by the Company in completing the IT Projects, the amount of consequential damages suffered by the Company as a result of the delays and poor performance by FAS in implementing the IT projects, potential counterclaims or countersuit by FAS for amounts billed to the Company which the Company has refused to pay, and the assessment by the Company, based on input from the new vendor engaged by the Company to replace FAS, of the estimated costs to complete the IT Projects.  The Company believes that, based on all available information, the likelihood of FAS prevailing in any litigation against the Company is remote and the chance of recovery by FAS against the Company is slight.

By the filing of a Demand for Arbitration with the American Arbitration Association in Broward County, Florida on May 26, 2009, the Company brought claims against various members of the Harkrider family arising out of the October 1, 2005, purchase of H & W Petroleum Company, Inc. (“H & W”) from the Harkrider family and H & W’s purchase of certain assets of Harkrider Distributing Company, Inc. (“HDC”) immediately prior to the Company’s purchase of H & W.  In that action, Case No. 32 198 Y 00415 09 (the “Arbitration”), the Company and H & W, which is now the Company’s wholly owned subsidiary, sought damages for breaches of, and indemnification under, the October 1, 2005, Stock Purchase Agreement between various Harkrider family members and the Company and under the September 29, 2005, Asset Purchase Agreement between HDC and various members of the Harkrider family, on the one hand, and H & W on the other, along with various other claims  arising from the transaction.  Also on May 26, 2009, H & W filed a second action against various members of the Harkrider family in the District Court in Harris County, Texas, Civil Action No. 2009-32909 (the “Harris County Action”), seeking damages and declaratory relief for various breaches of H & W's lease of its Houston, Texas, facility by H & W’s landlord, the Harkrider Family Partnership, and other related claims.  On June 24, 2009, the parties to the Arbitration and the Harris County Action agreed that all of the claims brought in the Arbitration would be dismissed and all of those claims would be added to the Harris County Action.  On June 29, 2009, in accordance with the stipulation of the parties to consolidate the Arbitration with the Harris County Action, the American Arbitration Association closed the Arbitration.  The Harris County Action is currently in the discovery phase.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2009.

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

	Common Stock
	High	Low

Year Ended June 30, 2009
1st quarter	$0.71	$0.25
2nd quarter	$0.42	$0.21
3rd quarter	$0.29	$0.10
4th quarter	$0.70	$0.14

Year Ended June 30, 2008
1st quarter	$1.62	$1.20
2nd quarter	$1.36	$0.62
3rd quarter	$1.03	$0.40
4th quarter	$1.03	$0.53

On June 30, 2009, the closing price of the common stock was $0.37 per share.  As of September 10, 2009, there were 71 holders of record of our common stock and over 1,000 beneficial owners of our common stock.

Dividends

We have never declared or paid any dividends on our common stock.  The payment of dividends of our common stock, if any, is within the discretion of the Board of Directors and will depend upon our earnings, our capital requirements and financial condition and other relevant factors.  The Board of Directors does not intend to declare dividends in the foreseeable future and intends to retain any future earnings for use in our business operations.

While the Company no longer has any shares of its Series A, Series B, or Series C Preferred Stock issued or outstanding as a result of the June 2009 Recapitalization, in accordance with the respective Certificates of Designation for each Series, dividends were payable thereon when, as and if declared by the Board of Directors, but only out of funds that are legally available, in quarterly cash dividends.  Also per the Certificates of Designation, the initial dividend rate of eighteen percent (18%) per annum of the sum of the Original Issue Price per share was reduced to twelve percent (12%) in December 2008 because the Company achieved positive Earnings Before Interest, Taxes, Depreciation and Amortization for two consecutive fiscal quarters.

Dividends on the 3,228 outstanding shares of Series D Preferred Stock, which shares were issued in the June 2009 Recapitalization, are payable when, as and if declared by the Board of Directors, but only out of funds that are legally available, in annual cash or equity dividends, at the Company’s election, at the rate of 5.5% per annum of the sum of the Original Issue Price per share.  Per the Certificate of Designation for the Series D, the first dividend declaration for the outstanding Series D Preferred Stock is expected to be approximately in August 2010 and may, at the Company’s election, be paid in shares of the Company’s common stock.  Subsequent dividends on the Series D are payable in cash except that, under specified circumstances, dividends may be paid in the form of shares of a new series of nonvoting Preferred Stock, the terms, rights and privileges of which are, other than the voting rights, substantially identical to those of the Series D.

Dividends on any of the Company’s Series of Preferred Stock are cumulative from the date of the original issuance of the Preferred Stock.  Accumulated unpaid dividends on Preferred Stock do not bear interest.

During fiscal 2008, the Company declared cumulative dividends of $249,000 of which $56,000 was paid during fiscal 2008 and the remainder was paid during fiscal 2009.

During fiscal 2009, the Company declared $577,000 in cumulative dividends on the Series A, Series B, and Series C Preferred Stock, which have been paid or satisfied as of June 30, 2009.  On May 5, 2009, the Company entered into an agreement with the holders of the Series A, Series B, and Series C Preferred Stock to satisfy the dividends due for the quarters ended December 31, 2008, and March 31, 2009 through the issuance of unregistered shares of common stock of the Company.  For purposes of determining the number of shares to be issued for the unpaid dividends, shares were valued at $0.23 per share, the official closing price on the Nasdaq Stock Market on April 24, 2009, the trading day immediately preceding the April 27, 2009 effective date of the conversion agreements.  As a result, the Company issued 1,111,091 shares of common stock to the holders of Preferred Stock in lieu of paying the $256,000 in cash dividends for the quarters ended December 31, 2008, and March 31, 2009.

On June 29, 2009, as part of the Recapitalization, the Company entered into another agreement with the holders of the Series A, Series B, and Series C Preferred Stock to satisfy the dividends due for the quarter ended June 30, 2009 through the issuance of shares of common stock of the Company.  For purposes of determining the number of shares to be issued for the unpaid dividends, shares were valued at the negotiated price of $0.38 per share (the official closing price on the Nasdaq Stock Market on the trading day immediately preceding the June 29, 2009 effective date of the conversion agreements was $0.37).  As a result, the Company issued 330,519 shares of common stock to the holders of Preferred Stock in lieu of paying the $126,000 in cash dividends for the quarter ended June 30, 2009.

In the June 2009 Recapitalization, the Company redeemed all the outstanding Series A, Series B, and Series C preferred shares through the issuance of an aggregate of 11,047,504 common shares at the negotiated price of $0.38 per share, which was a per share amount lower than the original terms of the securities.  As per EITF No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the Company reported the additional securities issued to the preferred shareholders as a non-cash deemed dividend of $1,746,216, which was a calculation of the difference between the 6,328,000 common shares that would have been issuable under the original conversion rights that existed in the convertible preferred shares and the 11,047,504 common shares issued at $0.38 cents upon the redemption exchange times the market price on the conversion date.

Convertible Promissory Notes

Also in the Recapitalization, the Company extinguished a portion of the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of 5,330,658 shares and 1,249,999 shares of Common Stock, respectively, at the negotiated price of $0.38 per share, which was higher than the $0.37 per share closing bid price on the trading day immediately preceding the June 29, 2009 Recapitalization.  The original terms of the Notes allowed for a conversion of 50% of the August 2007 Notes and 100% of the September 2008 Notes into common stock.  The negotiated issuance price of $0.38 per share in the Recapitalization was based on then current market prices, and it was lower than the original conversion prices of $1.46 per share and $0.65 per share of the August 2007 Notes and the September 2008 Notes, respectively.  Since the extinguishment of the Notes through issuance of Common Stock was done at close to current market prices of the Common Stock, the Company issued an aggregate of 4,462,456 more shares than it would have issued for the convertible equivalent under the original terms of the Notes.

 Statement of Financial Accounting Standards No. 84, “Induced Conversion of Convertible Debt (as amended)”  (“FAS No. 84”), specifies the method of accounting for conversions of convertible debt to equity securities when the debtor induces conversion of the debt by offering additional securities or other consideration to convertible debt holders.  In accordance with FAS No. 84, an expense is recognized if and to the extent that “additional consideration is paid to debt holders for the purpose of inducing prompt conversion of the debt to equity securities (sometimes referred to as a convertible debt ‘sweetener’).”  While the Company’s purpose in effecting the June 2009 Recapitalization was to effect a complete restructuring of its debt and equity structure via a series of transactions that would have the effect of reducing its outstanding debt and future obligations and there was no intent to induce any conversion of the outstanding debt to common stock, a portion of the exchange  of the outstanding carrying value of $9.6 million in convertible debt for an equal aggregate value of cash, common stock and preferred stock is required by FAS No. 84 to be accounted for as an induced conversion of outstanding debt securities.  While we believe that the application of FAS No. 84 does not reflect the economic substance of the value exchanged in this portion of the Recapitalization transaction, we have reported the required non-cash charge of approximately $1.65 million for the difference between the number of common shares issued compared to the number of common shares that would have been issued under the original terms of the convertible debt instrument, times the market price on the conversion date.

The Company understands that the accounting interpretation of FAS No. 84 is that an inducement occurs any time additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or economic intent of the parties to the transaction.  As a result, the application of FAS No. 84 to the exchange of existing convertible debt securities for common stock resulted in the recording of a non-cash “inducement” accounting charge of $1.65 million, which was a calculation of the difference between the 2,118,201 common shares that would have been issuable to the applicable note holder under the original conversion rights that existed in the convertible Notes and the 6,580,657 common shares exchanged at $0.38 cents upon the extinguishment.  The shares amounts include the impact of the July 6, 2009 transaction as describe in Note 15 – Subsequent Events.  This non-cash charge is deemed a financing expense to extinguish the Notes and it is included in the Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital and therefore the net impact has no effect to total Shareholder’s Equity.

Equity Compensation Plan Information

The Company’s equity compensation plan information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

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

(in thousands, except net margin per gallon and per share data)
	Year Ended June 30,
	2009 [4]	2008 [4]	2007	2006	2005
Selected Income Statement Data:
Total revenue	$199,249	$260,689	$229,769	$248,699	$133,563
Gross profit	$16,440	$12,912	$12,631	$12,409	$6,588
Selling, general and administrative expense	$14,755	$14,881	$15,836	$13,262	$6,145
Operating (loss) income	$1,685	$(1,969)	$(3,205)	$(853)	$443
Interest expense	$2,483	$3,060	$3,384	$4,025	$1,903
Non-cash FAS 84 Inducement on extinguishment [8]	$1,651	$-	$-	$-	$-
(Gain) loss on extinguishment of promissory notes [6]	$(27)	$1,749	$-	$-	$-
Net loss	$(2,339)	$(6,769)	$(6,589)	$(4,878)	$(1,460)
Less: Non-cash FAS 84 Inducement on extinguishment [8]	$1,651	$-	$-	$-	$-
Adjusted net loss before non-cash FAS 84 inducement [9]	$(688)	$(6,769)	$(6,589)	$(4,878)	$(1,460)

Share Data:
Net loss	$(2,339)	$(6,769)	$(6,589)	$(4,878)	$(1,460)
Less: Preferred stock dividends	(577)	(249)	-	-	-
Less: Non-cash EITF No. D-42 deemed dividends [7]	(1,746)	-	-	-	-
Net loss attributable to common shareholders	$(4,662)	$(7,018)	$(6,589)	$(4,878)	$(1,460)
Basic and diluted net loss per share attributable to common shareholders	$(0.31)	$(0.49)	$(0.57)	$(0.50)	$(0.19)
Adjusted Basic and diluted net loss per share attributable to common shareholders excluding Non-cash FAS 84 inducement and deemed dividends on extinguishment of convertible notes and preferred shares [10]	$(0.08)	$(0.49)	$(0.57)	$(0.50)	$(0.19)
Basic and diluted weighted average common shares outstanding	15,097	14,467	11,509	9,819	7,857

	As of June 30,
	2009	2008	2007	2006	2005
Selected Balance Sheet Data:
Cash and cash equivalents	$123	$48	$987	$4,103	$4,108
Accounts receivable, net	$15,878	$30,169	$25,442	$24,345	$14,129
Restricted cash	$-	$69	$1,145	$-	$-
Line of credit payable	$7,845	$19,789	$17,297	$15,612	$4,801
Long-term debt (including current portion)	$5,800	$8,794	$10,276	$13,136	$11,141
Shareholders’ equity	$6,529	$3,052	$4,114	$5,540	$6,838
Total Assets	$30,118	$46,984	$43,925	$48,114	$30,125

Financial and Statistical Information:
EBITDA ¹	$4,530	$1,240	$252	$1,781	$2,278
Net Margin [2]	$17,517	$14,354	$14,333	$14,076	$8,055
Net Margin per gallon (in dollars) [3]	$0.258	$0.194	$0.169	$0.149	$0.121
Total Gallons	67,902	73,871	84,899	94,261	66,427

Non-GAAP Measure Reconciliation, EBITDA	Year Ended June 30,
	2009	2008	2007	2006	2005
Calculation:
Net loss	$(2,339)	$(6,769)	$(6,589)	$(4,878)	$(1,460)
Add back:
Interest expense [5]	2,483	3,060	3,727	4,025	1,903
Income tax expense	32	-	-	-	-
Depreciation and amortization expense:
Cost of sales and SG&A	2,438	2,696	2,623	2,123	1,835
Stock-based compensation expense	292	504	491	511	-
Non-cash FAS 84 Inducement on extinguishment [8]	1,651	-	-	-	-
(Gain) loss on extinguishment of promissory notes [6]	(27)	1,749	-	-	-
Subtotal	6,869	8,009	6,841	6,659	3,738
EBITDA	$4,530	$1,240	$252	$1,781	$2,278

Non-GAAP Measure Reconciliation, Adjusted basic and diluted net loss per share attributable to common shareholders excluding non-cash FAS 84 inducement and non-cash deemed dividends on extinguishment of convertible notes and preferred shares

	Fiscal Year Ended June 30,
	2009	2008	2007	2006	2005
Net loss	$(2,339)	$(6,769)	$(6,589)	$(4,878)	$(1,460)
Preferred stock dividends	(577)	(249)	-	-	-
Non-cash deemed dividends for preferred stock
Series A, B and C redemption to common stock	(1,746)	-	-	-	-

Net loss attributable to common shareholders	$(4,662)	$(7,018)	$(6,589)	$(4,878)	$(1,460)
Less: Non-cash deemed dividends for preferred stock
Series A, B and C redemption to common stock	1,746	-	-	-	-
Less: Non-cash FAS 84 Inducement on extinguishment	1,651	-	-	-	-
Adjusted net loss attributable to common shareholders	$(1,265)	$(7,018)	$(6,589)	$(4,878)	$(1,460)

Adjusted basic and diluted net loss per share attributable to common shareholders excluding non-cash FAS 84 inducement and non-cash deemed dividends on extinguishment of convertible notes and preferred shares	$(0.08)	$(0.49)	$(0.57)	$(0.50)	$(0.19)

Basic and diluted net loss per share attributable to common shareholders	$(0.31)	$(0.49)	$(0.57)	$(0.50)	$(0.19)

Basic and diluted weighted average common shares outstanding	15,097	14,467	11,509	9,819	7,857

¹   EBITDA is defined as earnings before interest, taxes, depreciation and, amortization expense, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  To the extent that gain or loss and the non-cash FAS 84 inducement on extinguishment of convertible notes constitutes the recognition of previously deferred interest or finance cost, it is considered interest expense for the calculation of certain interest expense amounts.  We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities.  We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.
2   Net margin = Gross profit plus cost of sales depreciation.
3   Net margin per gallon = Net margin divided by total gallons sold.
4   Net loss and EBITDA for the years ended June 30, 2009 and 2008, included a $27,000 gain on extinguishment of convertible notes and $1.7 million loss on extinguishment of convertible notes, respectively.
5   The year ended June 30, 2006 included $472,000 in interest expense to write-off debt discounts and deferred debt costs and a prepayment penalty related to the warrants issued on June 30, 2006, to convert a portion of the August 2003, January 2005, and September 2005 Notes.
6   The year ended June 30, 2009 included a $27,000 gain on extinguishment of convertible notes which consisted of gains of extinguishment of $145,000, and $23,000 to record at fair value of the common stock and the Series D Preferred Stock issued to extinguish a portion of the August 2007 notes and the September 2008 notes, respectively, offset by the write offs of the unamortized debt costs of $118,000 and unamortized debt discounts of $23,000 related to the exchanged notes.  The year ended June 30, 2008 included $1.7 million as loss on extinguishment of promissory notes to write-off debt discounts and deferred debt costs, a prepayment penalty and a gain on extinguishment related to the August 2007 refinancing of debt and the exchange of the November 2007 note and a portion of the August 2007 note into Series A and Series B Preferred Stock. To the extent that gain or loss and the non-cash FAS 84 inducement on extinguishment of convertible notes constitutes the recognition of previously deferred interest or finance cost, it is considered interest expense for the calculation of EBITDA and certain interest expense amounts.
7   As a result of the June 2009 Recapitalization, the Company redeemed all the outstanding preferred shares through the issuance of an aggregate of 11,047,504 common shares at the negotiated price of $0.38 per share, which was an amount lower than the original conversion terms of the convertible debt securities.  As per EITF No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the Company reported the additional securities issued to the preferred shareholders as an inducement which resulted in a non-cash deemed dividend of $1,746,216.  See Note 4, Recapitalization.
8  Additionally, as a result of the Recapitalization, the Company extinguished a portion of  the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of 5,330,658 shares and 1,249,999 shares, respectively, at the negotiated price of $0.38 per share, which was greater than the $0.37 per share closing bid  price the day prior to the Recapitalization, but lower than the conversion price applicable to  the convertible debt instruments, which resulted in the issuance of more shares in the exchange than would have been issued upon a conversion.  The practice of accounting in the interpretation of FAS No. 84 is that an inducement occurs any time when additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or economic intent of the parties to the transaction.  Irrespective of the economic reality of the transaction, FAS No. 84 requires the recording of a non-cash “conversion inducement” charge of $1,651,109, based on the difference between the aggregate 2,118,201 common shares issuable to the applicable note holder under the original conversion rights that existed upon a conversion and the 6,580,657 common shares exchanged at $0.38 cents in the transaction that extinguished all of the Notes.  This non-cash charge is deemed a financing expense to extinguish the Notes and it is included in the Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital and therefore the net impact has no effect to total Shareholder’s Equity.  See Note 4 – Recapitalization. To the extent that the non cash FAS 84 inducement on extinguishment of promissory notes constitutes the recognition of a finance cost, it is considered interest expense for the calculation of certain interest expense amounts.
9  Adjusted net loss before non-cash FAS 84 inducement is a non-GAAP measure that excludes the non-cash FAS 84 inducement on extinguishment of convertible notes.  We believe that this is a meaningful Non-GAAP representation of the ongoing performance of the operations excluding the effect of a charge that was strictly related to the Recapitalization.
10  Adjusted Basic diluted net loss per share attributable to common shareholders excluding non-cash FAS 84 inducement and deemed dividends on exinguishment of convertible notes and preferred shares is a non-GAAP measure that excludes the effect of a charge and dividends that were strictly related to the Recapitalization.  We believe that excluding them in this non-GAAP calculation provides a meaningful representation of the ongoing performance of the operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and related notes included in Part III of this Form 10-K, commencing on page F-1.

OUR BUSINESS

We are a supplier of specialized transportation and distribution services for petroleum products and chemicals.  We provide commercial mobile and bulk fueling, lubricant and chemical distribution, emergency response services and transportation logistics to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries.  At June 30, 2009, the Company was conducting operations through 31 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

OVERVIEW

•	During fiscal 2009, we achieved improvements in our operating income, bottom line and EBITDA results (in thousands):

	Fiscal 2009	Fiscal 2008	Change	% change

Operating income	$1,685	$(1,969)	$3,654	N/A

Net loss	$(2,339)	$(6,769)	$4,430	65%
Less: Non-cash FAS 84 Inducement on extinguishment	1,651	-	1,651	N/A
Adjusted net loss before non-cash FAS 84 inducement	$(688)	$(6,769)	$6,081	90%

EBITDA - Non GAAP Measure - reconciliation below	$4,530	$1,240	$3,290	265%

•
We are reporting operating income for fiscal 2009 of $1.7 million compared to an operating loss of $2.0 million in fiscal 2008, an improvement of $3.7 million.  We are also reporting a net loss for fiscal 2009 of $2.3 million most of which is the result of a $1.7 million non-cash charge in the fourth quarter reflecting the application of FAS No. 84 to a portion of our $40 million Recapitalization transaction in June of 2009.  We believe that a meaningful Non-GAAP representation of the results of operations for fiscal 2009 would be the $688,000 Non-GAAP adjusted net loss before non-cash FAS 84 inducement that when compared to the $6.8 million loss of the prior year (which did not include any FAS 84 conversion inducement charge), shows an improvement of $6.1 million, or 90%.  In particular, FAS No. 84 requires the exchange of outstanding convertible debt securities for shares of common stock in the Recapitalization to be treated as a conversion inducement notwithstanding the highly beneficial economic substance of the overall transaction to the Company.  This non-cash accounting charge has been included in our Consolidated Statement of Operations but does not reflect the highly positive economic substance of the June 2009 Recapitalization, which provided us with enormous short term and long term financial benefits that are inconsistent with the FAS 84 noncash accounting charges.   See Note 4, Recapitalization.

•	In addition, in the Recapitalization the Company redeemed of all the outstanding Series A, Series B, and Series C preferred shares into Common Stock. The application of FAS 84 and EITF No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” to the preferred shares redemption resulted in a $1.7 million non-cash deemed dividend. While the $1.7 million non-cash deemed dividend does not impact the Consolidated Statement of Operations, it is included in the calculation of the Net loss attributable to common shareholders of $0.31 loss per share in fiscal 2009. We believe that a meaningful representation of the results of operations on a per share basis would be the $0.08 loss per share which excludes both the non-cash FAS 84 inducement and the non-cash deemed dividend as both of those calculations are the result of the Recapitalization and not of the ongoing performance of the business. See Note 4 – Recapitalization.

•
In addition to the $1.7 million non-cash charge, the net loss for fiscal 2009 reflects other non-cash charges of $3.4 million, such as depreciation and amortization of assets, debt costs, debt discounts, stock-based compensation, and provision for doubtful accounts.  The net loss also reflects stated rate interest expense associated with servicing of our debt of $2.1 million, which expense is expected to be reduced by more than $1 million in the upcoming year as a result of the June 2009 Recapitalization, legal expenses of $950,000 and public company costs of $864,000.

•	EBITDA, a non-GAAP measure, increased by $3.3 million or 265% from $1.2 million in fiscal 2008 to $4.5 million in fiscal 2009.

•
As noted, on June 29, 2009, we completed a $40 million Recapitalization.  The Recapitalization had an immediate reduction of our total debt of $4.5 million, reduced our annual servicing expense for interest and dividends by over $1 million, increased shareholders’ equity by at least $4.1 million and reduced our debt to equity ratio from approximately 9 to 1 to 2 to 1 from June 30, 2008 to June 30, 2009, respectively.  The contribution of the Recapitalization to our financial strength and stability going forward is incontrovertible.

•
In the June 2009 Recapitalization, we extinguished all of our outstanding non-bank debt and preferred stock by entering into various agreements with dozens of our then existing debt and equity investors.   This extinguishment included $8.859 million in outstanding August 2007 11.5% Senior Secured Convertible Promissory Notes (the “Secured Notes”); $725,000 in outstanding September 2008 12% Unsecured Convertible Promissory Notes (“Existing Unsecured Notes”); $2.263 million in 12% Cumulative Dividend Convertible Series A Preferred Stock (“Series A Preferred”); $1.787 million in 12% Cumulative Dividend Convertible Series B Preferred Stock (“Series B Preferred”); $149,000 in 12% Cumulative Dividend Convertible Series C Preferred Stock (“Series C Preferred”) and  $617,000 in accrued but unpaid interest and dividends on the Secured Notes, the Existing Unsecured Notes and the Series A, Series B and Series C Preferred Stock.

•
As part of the Recapitalization, we converted our then existing $25 million revolving line of credit into a new, significantly more favorable, $25 million loan facility.  We entered into the Eighteenth Amendment to the Loan and Security Agreement with our principal lender, Wachovia Bank, obtaining a new credit facility which consists of a three year $20 million revolving loan coupled with a new $5 million 5.5%, 60 month, fully amortized term loan.  The proceeds of the term loan were then applied to pay down $4.867 million of the Secured Notes and $125,000 of the Unsecured Notes.  The Eighteenth Amendment also extended the renewal date of the revolving line of credit to July 1, 2012, added our vehicles and field operating equipment as additional collateral for the Bank, and modified several covenants in the loan agreement in a manner favorable to us.  The Bank’s 3 year extension of the line of credit and the other beneficial terms of the Eighteenth Amendment including the issuance of a 5 year term loan, were the foundation upon which we were able to build the various other transactions comprising the Recapitalization.

•
To complete the extinguishment of our existing debt and senior equity securities, we exchanged 11.5% and 12% high yield securities held by our debt and preferred shares holders for lower yield 5.5% debt or equity securities or shares of our Common Stock.  As a result, we issued (i) 3,228 shares of a new 5.5% Cumulative Dividend Series D Preferred Stock (“Series D Preferred”) at $400 per share, or $0.40 per common share equivalent, for $1.291 million, (ii) 19,251,119 shares of Common Stock for $0.38 per share, or $7.315 million, and (iii) a 5 year $0.8 million 5.5% Unsecured Note (the “New Unsecured Note”); and paid an additional $43,934 in cash, which eliminated all of our outstanding Series A Preferred, Series B Preferred, Series C Preferred, Existing Unsecured Notes and Secured Notes, and any accrued interest and dividends payable therein.

•
We reduced our non-bank debt by the Recapitalization, since the only remaining non-bank debt is the New Unsecured Note, a five year, 5.5% interest only subordinated promissory note for $800,000 issued to an existing institutional investor in exchange for $800,000 of its $1 million Secured Note.  The institutional investor exchanged the $200,000 balance of the Secured Note for shares of Common Stock at $0.38 per share.

•	Our total debt has decreased $15.0 million or 52% at June 30, 2009 compared to June 30, 2008, partly due to lower fuel prices this year which affect the line of credit balance but also due to the Recapitalization which had an immediate reduction of $4.5 million.

•
We also negotiated more favorable interest rates in the Recapitalization, thereby reducing our future interest expense obligations.  Our new $5 million term loan interest rate is at a LIBOR floor of 0.75% plus 3.75%, or 4.5%, compared to the 11.5% and 12% that we were paying on the former Secured and Unsecured debt.  Similarly, our new $800,000 unsecured note and our new Series D Preferred Stock series D all have a yield of 5.5%, respectively, compared to the 12% cumulative dividend on the extinguished Series A, B and C Preferred Stock.   We also deferred, for the first thirteen months after the June 2009 Recapitalization, all interest on the unsecured notes and dividends for the preferred stock series D.  The improved terms in our bank line of credit include lowering our current rate from 4.0% to 3.75%, as it is now based on a LIBOR floor of 0.75% plus 3.00% compared to our former rate of prime of 3.25% plus 0.75%. The line of credit financial covenants have also been changed favorably, lowering our fixed charge coverage ratio to 1.1 to 1.0 from 1.3 to 1.0 and our daily excess availability from $750,000 to $250,000.  We believe that the drastic reduction in our debt and dividend bearing preferred stock from the Recapitalization has correspondingly improved our enterprise value and the value of our Common Stock, even after considering the increase in outstanding Common Stock in the recapitalization to 35.8 million shares and 42 million shares on a fully diluted basis.

•	In July and September 2009 several of the preferred D shareholders converted 2,630 shares into 2,673,056 shares of Common Stock.

•
The strengthening of our balance sheet through the Recapitalization also reflects the continuing improvement of our business during fiscal 2009.  While the difficult economic environment has affected demand from existing customers, we have maintained our customer base, and we have added new customers, as evidenced by the expansion of our services during this fiscal year into two new states and five new territories. The trend of steadily improving financial performance, which started in the fourth quarter of fiscal 2008, continued during fiscal 2009, as we reported higher net margins, and operating income, and improved EBITDA versus the same period a year ago.   We continue to operate more efficiently than in prior periods, partially as a result of our fully developed infrastructure and ERP system, both of which facilitated our timely reaction to changing economic conditions during the second quarter of fiscal 2009, when we quickly adjusted our costs in response to decreasing volumes as a result of the rapid contraction of the national economy and its impact on our customer base.

•
At that time, we responded with various cost cutting measures, including business restructuring steps, beginning late in November 2008 and through the remainder of fiscal 2009, to meet the decrease in customer demand.   Our results reflect the impact of eliminating operating and administrative personnel and maximizing the productivity of equipment and reducing direct and office operating expenses.   For example, we consolidated delivery routes to improve efficiencies without sacrificing our high level of customer service.   Moreover, as the economy has contracted, we have continued to add new customers seeking to reduce their costs of operations with mobile fueling or replacing their prior service providers for the higher value solution we provide, which includes greater reliability, a substantial reduction in service issues and better reporting metrics.  We have also expanded the services we provide to existing customers, such as the recent addition of mobile fueling services in North Carolina for the United States Postal Service, which has been our customer for over 15 years.

•
Financial results from commercial mobile and bulk fueling services continue to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved.  During fiscal 2009, we experienced a 6.0 million decrease in the number of gallons sold compared to the same period in fiscal 2008.  This decrease is due to lower volumes demanded by some of our existing customers in response to the weaker economy and to our pursuit of business with higher net margin contributions, with the overall decrease partially offset by the volume generated from new customers.  While these volumes represent a decrease from prior years, in the third quarter of fiscal 2009 we began to see some stabilization of existing customer demand which trend continued in the fourth quarter of fiscal 2009.  While there can be no assurance that this year’s downturn in customer volumes has in fact bottomed out, we remain cautiously optimistic that, in light of the stabilization of customer demand, our continuing success in adding new customers, and the cost cutting measures made earlier in the fiscal year, our operations and financial performance will continue to improve as they did during fiscal 2009.

•
It is important to note that our net margin in fiscal 2009 was higher on 68 million gallons than it was in fiscal 2008, 2007 and 2006 when we sold 74 million, 85 million and 94 million gallons, respectively. The net margin per gallon has increased to $0.258 in fiscal 2009 from $0.149 in fiscal 2006, an increase of 73%.  These continued higher net margins on lower volumes are the direct result of our fully implemented ERP system and the utilization of our margin control tools to eliminate non-contributory lower margin business, which has allowed for improved route delivery efficiency including the consolidation of routes and margin analysis of our marketing group to both assess margin contribution and decision making more timely.  Such elimination allows for increased capacity of our fleet and for personnel to be deployed for emergency response business as needed.

	Year Ended June 30,
	2009	2008	2007	2006
Net Margin	$17,517	$14,354	$14,333	$14,076
Net Margin per gallon (in dollars)	$0.258	$0.194	$0.169	$0.149
Total Gallons	67,902	73,871	84,899	94,261

TRENDS IN FISCAL YEAR 2009 TO DATE

•
We began our 2009 fiscal year with a strong first quarter during which we achieved improved results in several of our key financial categories when compared to the fourth quarter of our 2008 fiscal year.  These improvements included increases in gross profit of 36%, a change from net loss to net income of $878,000 and an EBITDA increase of 72%.  While emergency storm response work contributed to some of these strong results, we believe that the most important factor was the significant margin contribution stemming from the efficiencies generated by the ERP system and our focus on higher margin business.

•
While we ended our first quarter of fiscal 2009 with optimism in regards to our improving bottom-line performance, our operations were materially impacted in the second quarter of fiscal 2009 by the down spiraling worldwide economy and its dramatic effect on our approximately 4,600 customers across virtually all U.S. manufacturing and service sectors.  When comparing the second quarter of fiscal 2009 to the first quarter, it was apparent that the dramatic economic downturn yielded a reduction in gallons sold of 11% net of any additions attributable to new business, and contributed to a decrease in gross profit of 43%, a $1.2 million change from net income to net loss and an EBITDA decrease of 65%.  We did respond decisively, however, in November and December 2008 to this sudden reduction in customer demand by making significant reductions in costs, improving the efficiencies in all of our operating areas and expanding into five new markets and two states to meet demand for our services.

•
We believe that our fully operational corporate infrastructure and ERP system underpinned our ability to execute the tactical measures that we initiated in the second quarter of fiscal 2009 and put us back on track toward the financial performance that we had previously anticipated coming out of the first quarter of 2009.  When comparing the third and second quarters of fiscal year 2009, we realized material improvements in all the key financial categories, including an increase in gross profit of 15%, a reduction in net loss of 63%, together with an EBITDA increase of 41%.  The key to our improved performance was the 25-cent net margin per gallon we achieved in the third fiscal quarter, a 4-cent or 19% improvement from the second quarter which resulted from improved efficiencies and focus on higher margin business.

•
We continued the positive trends of the third quarter into the fourth quarter with a sales volume of 16.7 million gallons, which is a slight increase in gallons sold of 4% as compared to the third quarter of fiscal 2009.  While the GAAP reported net loss for the fourth quarter of fiscal 2009 was $1.9 million, it was only $297,000 before the $1.7 million non-cash FAS 84 inducement charge for the extinguishment of the convertible debt securities, which would have been a slight increase from the third quarter and a decrease of 19% compared to the net loss of $366,000 in the fourth quarter of fiscal 2008.

•
We currently expect the stabilization of customer demand that we saw at the end of fiscal 2009 to continue in fiscal 2010 and believe that the demand from new customers for our services is strong.  However, we are unable to predict an improvement in demand from our existing customers in the short run.  There can be no assurance that a continuation or a worsening of the current adverse economic condition will not further adversely impact our customers and, in turn, our business.

The following table presents certain operating results for the last eight sequential quarters (in thousands, except net margin per gallon):

	For the three months ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2008	2008	2008	2008	2007	2007

Revenues	$39,884	$34,982	$45,112	$79,271	$82,036	$64,162	$58,994	$55,497
Gross profit	$3,539	$3,790	$3,292	$5,819	$4,290	$2,875	$2,565	$3,182
Selling, general and administrative	$3,401	$3,455	$3,267	$4,632	$3,845	$3,445	$3,788	$3,803
Operating income (loss)	$138	$335	$25	$1,187	$445	$(570)	$(1,223)	$(621)
Interest expense and
other income, net	$(454)	$(570)	$(677)	$(667)	$(811)	$(720)	$(763)	$(757)

Non-cash FAS 84 inducement on extinguishment	$(1,651)	$-	$-	$-	$-	$-	$-	$-
Gain (loss) on extinguishment of promissory notes	$27	$-	$-	$-	$-	$(108)	$-	$(1,641)
Net income (loss)	$(1,948)	$(243)	$(660)	$512	$(366)	$(1,398)	$(1,986)	$(3,019)
Less: Non-cash FAS 84 inducement on extinguishment	$1,651	$-	$-	$-	$-	$-	$-	$-
Adjusted net (loss) income before non-cash FAS 84 inducement [3]	$(297)	$(243)	$(660)	$512	$(366)	$(1,398)	$(1,986)	$(3,019)

EBITDA [1]	$876	$974	$690	$1,990	$1,154	$277	$(387)	$196

Net margin	$3,795	$4,027	$3,534	$6,161	$4,611	$3,228	$2,945	$3,569
Net margin per gallon [2]	$0.23	$0.25	$0.21	$0.33	$0.24	$0.18	$0.16	$0.19
Gallons sold	16,709	16,041	16,602	18,550	19,024	18,102	18,050	18,695

              1 EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  To the extent that gain or loss and the non-cash FAS 84 inducement on extinguishment of debt constitutes the recognition of previously deferred interest or finance cost, it is considered interest expense for the calculation of certain interest expense amounts.  We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities.  We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.

2  Net margin per gallon is calculated by adding gross profit to the cost of sales depreciation and amortization and dividing that sum by the number of gallons sold.

3   Adjusted net (loss) income before non-cash FAS 84 inducement is shown to provide the reader of the true economic performance of the Company before the impact of a technical non-economic substantive accounting charge of $1.7 million.  We believe that this is a meaningful Non-GAAP representation of the ongoing performance of the operations excluding the effect of a charge that was strictly related to the Recapitalization.  See Note 4 – Recapitalization for details.

The following table reconciles EBITDA to the net income (loss) for each of the eight quarterly periods presented above (in thousands):

	For the three months ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2008	2008	2008	2008	2007	2007

Net income (loss)	$(1,948)	$(243)	$(660)	$512	$(366)	$(1,398)	$(1,986)	$(3,019)
Add back:
Interest expense, net	545	575	680	683	720	780	782	778
Income tax expense	8	8	8	8	-	-	-	-
Depreciation and amortization expense:
Cost of sales	254	239	242	342	321	353	380	388
Selling, general and administrative expenses	344	334	342	341	357	311	304	282
Stock-based compensation expense	49	61	78	104	122	123	133	126
Non-cash FAS 84 inducement on extinguishment	1,651	-	-	-	-	-	-	-
(Gain) loss on extinguishment of promissory notes	(27)	-	-	-	-	108	-	1,641
EBITDA	$876	$974	$690	$1,990	$1,154	$277	$(387)	$196

The following table reconciles Adjusted basic and diluted net loss per share attributable to common shareholders excluding non-cash FAS 84 inducement and non-cash deemed dividends on extinguishment of convertible notes and preferred shares for fiscal 2009 and fiscal 2008:

	Fiscal 2009	Fiscal 2008	Change	% change
Net loss	$(2,339)	$(6,769)	$4,430	65%
Preferred stock dividends	(577)	(249)	(328)	(132)%
Non-cash deemed dividends for preferred stock
Series A, B and C redemption to common stock	(1,746)	-	(1,746)	N/A
Net loss attributable to common shareholders	$(4,662)	$(7,018)	$2,356	34%
Less: Non-cash deemed dividends for preferred stock
Series A, B and C redemption to common stock	1,746	-	1,746	N/A
Less: Non-cash FAS 84 Inducement on extinguishment	1,651	-	1,651	N/A
Adjusted net loss attributable to common shareholders	$(1,265)	$(7,018)	$5,753	82%

Adjusted basic and diluted net loss per share attributable to common shareholders excluding non-cash FAS 84 inducement and deemed dividends on extinguishment of convertible notes and preferred shares	$(0.08)	$(0.49)	$0.41	84%

Basic and diluted net loss per share attributable to common shareholders	$(0.31)	$(0.49)	$0.18	37%

Adjusted Basic and diluted weighted average common shares outstanding	15,097	14,467	630	4%

Adjusted Basic and diluted net loss per share attributable to common shareholders excluding non-cash FAS 84 inducement and deemed dividends on extinguishment of convertible notes and preferred shares is a non-GAAP measure that excludes the effect of a charge and dividends that were strictly related to the Recapitalization.   We believe that excluding them in this non-GAAP calculation provides a meaningful representation of the ongoing performance of the operations of the Company.

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

Comparison of Year Ended June 30, 2009 (“fiscal 2009”) to Year Ended June 30, 2008 (“fiscal 2008”)

Revenues

Revenues were $199.2 million in fiscal 2009 compared to $260.7 million in fiscal 2008, a decrease of $61.5 million, or 24%, primarily as a result of price variances, which resulted in a decrease in revenues of $43.9 million, due to lower market prices of petroleum products during fiscal 2009, as compared to fiscal 2008.  Overall, during fiscal 2009, market fuel prices were approximately 28% lower compared to the same period a year ago, as disclosed by the Energy Information Administration for spot prices for low-sulfur No. 2 Diesel Fuel in the U.S. Gulf Coast.  The decrease in revenues is also partially due to a decrease in gallons sold, which resulted in a decrease of $17.5 million in revenues compared to the prior year.

As the result of the rapid contraction of the American economy during the first half of fiscal 2009, we saw a dramatic and significant overall decrease in volume demand from our existing customers beginning in November 2008.  Accordingly, notwithstanding our addition of new customers during the year, the overall reduction in gallons sold was 6.0 million gallons, or 8%, during fiscal 2009 compared to the previous fiscal year.  Towards the end of fiscal 2009, we began to see some stabilization in the demand for our services from existing customers with our volumes remaining at similar levels during the last three quarters.  While fuel prices have decreased dramatically since the beginning of fiscal 2009, we have not seen any direct connection between the decrease of fuel prices and increased fuel usage by our existing customers, as the overall recessionary condition of the economy and its impact on our customers’ businesses appears to be outweighing any elasticity of demand based on price.  We continue to remain cautiously optimistic, however, that customer demand for our services will not decline further and that we can maintain or increase present volume levels by attracting new customers.

Gross Profit

Gross profit was $16.4 million in fiscal 2009 compared to $12.9 million in fiscal 2008, an increase of $3.5 million, or 27%.  The net margins per gallon for fiscal 2009 and 2008 were 25.8 cents and 19.4 cents, respectively.  This improvement was the result of the continued trend in higher net margin per gallon established in the fourth quarter of fiscal year 2008, the improved efficiencies related to our route structure consolidation and increased productivity as well as the incremental margin contribution from the emergency response services provided in Louisiana and Texas for Hurricanes Gustav and Ike.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $14.8 million in fiscal 2009 compared to $14.9 million in fiscal 2008, a decrease of 1%.  As a result of the cost cutting and business restructuring steps taken beginning in late November 2008 to meet the decrease in customer demand, we reduced employee expense by $742,000.  This decrease was offset by increases in legal expenses of $366,000, provision for doubtful accounts of $169,000 and depreciation expense of $107,000.

Interest Expense

 Interest expense was $2.5 million in fiscal 2009, as compared to $3.1 million in the same period of the prior year, a decrease of $577,000, or 19%.  The decrease was primarily due to lower interest expense associated with our line of credit as the base interest rate and the average outstanding balances have decreased year over year.  The base interest rate has decreased to 4.0% at June 30, 2009 from 5.75% at June 30, 2008, and the weighted average rate has decreased to 5.04% this fiscal year from 7.58% during the prior fiscal year.  Additionally, the average outstanding balance on the line of credit was $3.7 million lower period over period primarily due to lower commodity fuel prices.  Included in the long-term debt interest expense for fiscal 2009 is the $96,000 deferral fee that we incurred to extend the interest payment on the August 2007 and September 2008 Notes.  Without the deferral fee, the reduction in interest expense would have been $673,000, or 22%, from fiscal 2008.

The components of interest expense are as follows (in thousands):

	Year Ended
	June 30,
	2009	2008
Stated Rate Interest Expense:
Line of credit	$787	$1,267
Long term debt	1,093	1,270
Other	208	125
Total stated rate interest expense	2,088	2,662

Non-Cash Interest Amortization:
Amortization of deferred debt costs	305	318
Amortization of debt discount	42	80
Other	48	-
Total non-cash interest amortization	395	398

Total interest expense	$2,483	$3,060

As a result of the June 2009 Recapitalization the Company expects to reduce its interest and dividend expense obligation by over $1 million a year.  This is the result of reducing debt by $4.5 million and negotiating better interest rates.

Gain/Loss on Extinguishment of Promissory Notes

In fiscal year 2009, as a result of the June 2009 Recapitalization, we recorded a net gain of extinguishment of $27,000.  This net gain on extinguishment is the result of the recording at fair value the common stock and the Series D Preferred Stock issued to extinguish a portion of the August 2007 notes and the September 2008 notes, offset by the write offs of unamortized debt costs of $118,000 and unamortized debt discounts of $23,000 related to the exchanged notes.

In fiscal year 2008, we recorded losses on extinguishment of debt of $1.7 million.  The losses are related to write offs of costs net of gain realized as a result of the August 2007 refinancing of our outstanding secured promissory notes issued on August 2003, January 2005 and September 2005 with new senior secured convertible subordinated notes and the exchange of $3.8 million of the debt of the November 2007 Notes and a portion of the August 2007 Notes into Series A and Series B Preferred Stock.

The following summarizes the components of the net (gain)/loss on extinguishment of promissory notes that we recorded in our consolidated statements of operations during fiscals 2009 and 2008 (in thousands):

Year Ended
June 30, 2009
Write offs of costs and gain related to exchanged August 2007 Notes under the
Recapitalization:
Unamortized debt costs	$118
Unamortized debt discounts	23
Gain on extinguishment of August 2007 Notes	(145)
Gain on extinguishment of September 2008 Notes	(23)
Gain on extinguishment of promissory notes, net	$(27)

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

Non-Cash FAS 84 Inducement on Extinguishment

Also in the Recapitalization, the Company extinguished a portion of the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of 5,330,658 shares and 1,249,999 shares of Common Stock, respectively, at the negotiated price of $0.38 per share, which was higher than the $0.37 per share closing bid price on the trading day immediately preceding the June 29, 2009 Recapitalization.  The original terms of the Notes allowed for a conversion of 50% of the August 2007 Notes and 100% of the September 2008 Notes into common stock.  The negotiated issuance price of $0.38 per share in the Recapitalization was based on then current market prices, and it was lower than the original conversion prices of $1.46 per share and $0.65 per share of the August 2007 Notes and the September 2008 Notes, respectively.  Since the extinguishment of the Notes through issuance of Common Stock was done at close to current market prices of the Common Stock, the Company issued an aggregate of 4,462,456 more shares than it would have issued for the convertible equivalent under the original terms of the Notes.

 Statement of Financial Accounting Standards No. 84, “Induced Conversion of Convertible Debt (as amended)”  (“FAS No. 84”), specifies the method of accounting for conversions of convertible debt to equity securities when the debtor induces conversion of the debt by offering additional securities or other consideration to convertible debt holders.  In accordance with FAS No. 84, an expense is recognized if and to the extent that “additional consideration is paid to debt holders for the purpose of inducing prompt conversion of the debt to equity securities (sometimes referred to as a convertible debt ‘sweetener’).”  While the Company’s purpose in effecting the June 2009 Recapitalization was to effect a complete restructuring of its debt and equity structure via a series of transactions that would have the effect of reducing its outstanding debt and future obligations and there was no intent to induce any conversion of the outstanding debt to common stock, a portion of the exchange  of the outstanding carrying value of $9.6 million in convertible debt for an equal aggregate value of cash, common stock and preferred stock is required by FAS No. 84 to be accounted for as an induced conversion of outstanding debt securities.  While we believe that the application of FAS No. 84 does not reflect the economic substance of the value exchanged in this portion of the Recapitalization transaction, we have reported the required non-cash charge of approximately $1.65 million for the difference between the number of common shares issued compared to the number of common shares that would have been issued under the original terms of the convertible debt instrument, times the market price on the conversion date.

The Company understands that the accounting interpretation of FAS No. 84 is that an inducement occurs any time additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or economic intent of the parties to the transaction.  As a result, the application of FAS No. 84 to the exchange of existing convertible debt securities for common stock resulted in the recording of a non-cash “inducement” accounting charge of $1.65 million, which was a calculation of the difference between the 2,118,201 common shares that would have been issuable to the applicable note holder under the original conversion rights that existed in the convertible Notes and the 6,580,657 common shares exchanged at $0.38 cents upon the extinguishment.  The shares amounts include the impact of the July 6, 2009 transaction as describe in Note 15 – Subsequent Events.  This non-cash charge is deemed a financing expense to extinguish the Notes and it is included in the Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital and therefore the net impact has no effect to total Shareholder’s Equity.

Income Taxes

 State income tax expense of $32,000 was recorded in fiscal 2009.  No federal income tax expense was recorded in fiscal 2009 and fiscal 2008.  The net operating loss carryforward at June 30, 2009 was $28.1 million, which includes a $2.2 net operating loss carryforward acquired in connection with the H & W acquisition.

Net Loss

Net loss was $2.3 million in fiscal 2009, compared to $6.8 million in fiscal 2008, a reduction of 65%.  The net loss in fiscal 2009 includes a $1.7 million non-cash FAS 84 inducement on extinguishment charge as discussed above.  Excluding this charge, the $6.1 million, or 90% improvement over prior year was primarily due to an increase of $3.5 million in gross profit, which stemmed from an overall higher net margin per gallon, including higher margin contributions from emergency response services performed during the first quarter of the fiscal year, efficiencies derived from our ERP system, and a variety of cost cutting measures implemented this fiscal year in response to decreases in customer demand.  Additionally, interest expense was $577,000 lower this year due to a combination of lower debt balances and lower interest rates.  The net loss in fiscal 2008 included a net loss on extinguishment of debt of $1.7 million arising from the August 2007 refinancing of various outstanding promissory notes with new senior secured convertible subordinated notes and the conversion of debt into preferred stock.

EBITDA – Non-GAAP Measure

As noted above, EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. To the extent that gain or loss and the non-cash FAS 84 inducement on extinguishment of debt constitutes the recognition of previously deferred interest or finance cost, it is considered interest expense for the calculation of certain interest expense amounts.  We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities.  We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.

EBITDA was $4.5 million in fiscal 2009 compared to $1.2 million in fiscal 2008, an increase of $3.3 million or approximately 265% improvement.  The increase in EBITDA was due to the increase in gross profit of $3.5 million due to higher net margin per gallon for the period, including the incremental margin contribution from the emergency response services.

The reconciliation of EBITDA to net loss for fiscals 2009 and 2008 was as follows (in thousands):

	Years Ended June 30,
	2009	2008

Net loss	$(2,339)	$(6,769)
Add back:
Interest expense	2,483	3,060
Income tax expense	32	-
Depreciation and amortization expense:
Cost of sales	1,077	1,442
Selling, general and administrative expenses	1,361	1,254
Stock-based compensation amortization expense	292	504
Non-cash FAS 84 inducement on extinguishment	1,651	-
(Gain)loss on extinguishment of promissory notes	(27)	1,749
EBITDA	$4,530	$1,240

Capital Resources and Liquidity

At June 30, 2009 and 2008, we had total cash and cash availability of $2.5 million and $1.9 million.  At June 30, 2009, cash and cash availability consisted of cash and cash equivalents of $123,000 and additional cash availability of approximately $2.4 million through our line of credit.  As of September 23, 2009, our cash and cash availability was approximately $2.5 million.  Our ability to draw on our line of credit is also subject to our compliance with the respective debt covenant requirements.

The rapid escalation of fuel prices in fiscal 2008, which continued into most of the first quarter of fiscal 2009, adversely affected our capital resources at the beginning of our fiscal year.  Historically, while we generally avoided the impact of higher fuel prices by passing along the higher prices to our customers, the higher costs for operating our own delivery fleet and the decreased demand for the services and goods provided by most of our customer base, and in turn, those customers’ demand for fuel, had an indirect effect on our profitability with increased costs and lower volumes.  The higher fuel prices had also substantially increased the amount of credit that we needed to obtain from our suppliers of fuel.  In turn, this higher demand for credit led to limitations on the adequacy of the supplier credit historically available to us and increased our costs of obtaining additional credit.  We addressed the limitations on supplier credit by issuing short-term notes to a limited number of investors in November 2007, the proceeds from which we used for credit enhancements in those markets where our credit was most limited.  These notes were subsequently exchanged for Series A Preferred Stock in February 2008, which strengthened our balance sheet and helped us achieve compliance with listing standards of the Nasdaq Stock Market.  The February 2008 exchange of the November 2007 notes for Series A Preferred Stock and the March 2008 exchange of $1.7 million of the August 2007 Notes for Series B Preferred Stock, improved our access to supplier credit.  In September 2008, we also sold $725,000 in unsecured convertible promissory notes to accredited investors to further bolster our cash resources and liquidity during this demanding period.

The challenges of the second quarter of fiscal 2009 were substantially different, however, from those we faced in the first quarter.  During the second quarter, dramatically lower fuel prices somewhat eased the availability of credit for fuel purchases but rapidly diminishing demand from existing customers led to overall decreases in volumes of petroleum products and chemicals sold, which reduced our revenues and our profitability, which is based on a per gallon service fee.

During the third quarter of fiscal 2009, while our sales volume from existing customers continued to decrease, the decline slowed considerably from the rate we saw from the first to the second quarter, and our volumes seemed to stabilize starting with the third quarter and through the rest of the fiscal year.  We also saw an increase in new customer business and prospective business at the end of the third quarter and through the fourth quarter as companies sought to reduce their costs of operation with mobile fueling and our other services.

During the fourth quarter of fiscal 2009, we completed a comprehensive $40 million recapitalization program that restructured all of our debt and equity.   After the Recapitalization, our total debt was immediately decreased by $4.5 million, our cash requirements for interest and dividends are expected to be over $1 million per year less and our shareholders’ equity increased by more than $4.1 million.  A critical component of the June 2009 Recapitalization was the conversion of our existing $25.0 million revolving line of credit into a new, significantly more favorable, $25.0 million loan facility, comprised of a three year $20.0 million revolver coupled with a new $5.0 million 5.5%, 60 month, fully amortized term loan and the extension of our revolving line of credit to July 1, 2012.

We believe that, after the Recapitalization, we have established adequate credit enhancements to meaningfully respond to increases in volumes, irrespective of whether they are accompanied by fuel price increases, but there can be no assurance that we will in fact be successful in the face of whatever market forces affect us and our customers in the future.

Sources and Uses of Cash

Debt Financing and Equity Offerings

As noted above, on June 29, 2009, we completed a comprehensive $40 million recapitalization program that restructured all of our debt and equity, providing us with substantial short term and long term financial benefits, including.  the conversion of our then existing $25.0 million revolving line of credit into a new, significantly more favorable, $25.0 million loan facility, comprised of a three year $20.0 million revolver coupled with a new $5.0 million 5.5%, 60 month, fully amortized term loan.   The Eighteenth Amendment to our Loan and Security Agreement with our principal lender also extended the renewal date of the revolving line of credit from July 1, 2009 to July 1, 2012, added our vehicles and field operating equipment as additional collateral for the bank, and modified several covenants in the loan agreement in a manner favorable to the Company.

Our $20.0 million line of credit permits us to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined.  Outstanding letters of credit reduce the maximum amount available for borrowing.  Outstanding borrowings under the line are secured by substantially all Company assets including its transportation fleet and related field equipment.  Our line of credit finances the timing difference between petroleum product purchases payable generally in 10 to 12 days from date of delivery and the collection of receivables from our customers, generally in 30 to 45 days from date of delivery.

Interest is payable monthly based on a pricing matrix agreed with the bank.  At June 30, 2009, the interest rate for the line of credit was at LIBOR Floor of 0.75 plus 3.00%, or 3.75%.  As a result of the Eighteenth Amendment, the applicable margin for subsequent periods will be determined quarterly based on a matrix with margins of 3.00% to 3.75% over the LIBOR lending rate determined by the Company meeting certain EBITDA to fixed charge coverage ratios, as defined.

At the end of fiscal 2009, we had outstanding letters of credit for an aggregate amount of $1.6 million.  These letters of credit were issued to obtain better purchasing terms and pricing than was then available in certain markets.  No amounts have been drawn on any of the letters of credit; however, as described above, outstanding letters of credit reduce our cash availability under our line of credit facility.

As of June 30, 2009 and June 30, 2008, we had outstanding borrowings of $7.8 million and $19.8 million, respectively, under our line of credit. The line of credit is classified as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreement” due to certain provisions in the agreement providing for subjective acceleration rights and requiring us to maintain a lockbox arrangement whereby cash deposits are automatically utilized to reduce amounts outstanding under the line of credit.  Based on eligible receivables and inventories, and letters of credit outstanding at June 30, 2009 and 2008, we had $2.4 million and $1.8 million, respectively, of cash availability under the line of credit.

In addition to obtaining funds through the line of credit, in the past, we have obtained funds through the issuance of promissory notes, common stock, preferred stock and warrants to purchase our common stock.  We have also concurrently or subsequently restructured our debt and equity to secure better terms and to reduce our cash requirements for interest and dividends.

On August 8, 2007, we sold $11.8 million in debt and equity securities (the “August 2007 Offering”).  We used a portion of the proceeds to satisfy the balance of our outstanding secured promissory notes issued in August 2003, January 2005, and September 2005, and to lower the total senior secured convertible subordinated debt from $11.2 million to $10.6 million.  As a result of this transaction, we recognized $1.6 million in net loss on extinguishment of promissory notes.  The net loss was the result of the write-off of unamortized debt discounts of $978,000, the write-off of debt costs of $443,000, a pre-payment penalty of $270,000, which was incurred due to the satisfaction of the notes prior to their maturity dates, partially offset by a gain of $50,000 due to the excess of the carrying value of the notes over the extinguishment price.

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

The August 2007 Notes were secured by specified vehicles and field equipment owned by us and were senior to all other of our existing debt other than any amounts owed now or in the future to our primary lender, Wachovia Bank, N.A, to which the August 2007 Notes were expressly subordinated.

The holders of the Notes had the right to convert up to fifty percent (50%) of the principal amount of the August 2007 Notes into shares of our common stock at $1.46 per share.  We registered the resale of the Shares under the Securities Act of 1933, as amended, including the Shares into which the August 2007 Notes may be converted and the Shares obtained upon exercise of the Warrants.

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

On February 29, 2008, we sold 4,587 shares of Series A Preferred Stock, $0.01 par value (the “Series A Preferred Stock”) at $550 per share for an aggregate purchase price of $2.5 million.  In the offering, 3,648 of the shares were issued by exchanging the entire $2.0 million principal balance of the November 2007 Notes, plus a portion of the accrued but unpaid interest thereon.  In addition, we sold 939 of the shares for $516,000 in cash to a small group of investors, which included the sale of 155 shares to certain of our officers.

On March 12, 2008, we sold 1,985 shares of Series B Convertible Preferred Stock, $0.01 par value (the “Series B Preferred Stock”) at $900 per share for an aggregate of $1.8 million by exchanging $1.75 million in principal balance of August 2007 Notes, plus a portion of the accrued but unpaid interest thereon.

On August 15, 2008, we issued 229 shares of our Series C Convertible Preferred Stock, $0.01 par value, at a price of $650 per share, or an aggregate of $148,850 (the “Series C Preferred Stock”).  Each share of Series C Preferred Stock was convertible into 1,000 shares of our common stock at a price per share of $0.65 per share, which was greater than the $0.49 closing price of our common stock on August 14, 2008.

On September 2, 2008, we sold $725,000 in 12% unsecured convertible promissory notes maturing on September 1, 2010.  The promissory notes were unsecured and were expressly subordinated to any amounts owed now or in the future to our primary lender pursuant to a subordination agreement between the note holders and the lender.  The unpaid principal amount of the promissory notes and the accrued but unpaid interest thereon could be converted into shares of our common stock at $0.65 per share.

In the third quarter of fiscal 2009, the holders of the August 2007 and September 2008 Notes agreed to defer to April 15, 2009, the $563,000 in interest payments originally due in January and March 2009.  As consideration for the deferral of these interest payments until April 15, 2009, we paid a deferral fee equal to 1% of the outstanding principal balance, or $95,000 of which 50% of the deferral fee was paid in cash, with the remainder satisfied through the issuance of 170,827 unregistered shares of our common stock.  For purposes of determining the number of shares to be issued for the stock portion of the deferral fee or upon conversion of the Payment, shares were valued at $0.29 per share, the official closing price on the Nasdaq Stock Market on January 22, 2009, the trading day immediately preceding the effective date of the Agreements.

As noted above, in the June 2009 Recapitalization, we and our principal lender agreed to convert our existing $25.0 million revolving line of credit into a new, significantly more favorable, $25.0 million loan facility, which included a new $5.0 million fully amortized 60 month term loan (the “Term Loan”).  The proceeds of the Term Loan were used to pay down $4.867 million of the August 2007 Notes and $125,000 of the September 2008 Notes.  The interest on the Term Loan is payable monthly based on a pricing matrix agreed with the bank.  At June 30, 2009, the interest rate was 4.5%.  For subsequent periods, the applicable margin will be based on a matrix determined by meeting certain EBITDA to fixed charge coverage ratios, as defined.

As part of the Recapitalization, we entered into various agreements with our existing debt and equity investors that extinguished all of its existing non-bank debt and outstanding preferred stock.

We extinguished the $8.9 million of the August 2007 Notes as follows (in thousands):

Cash	$4,867
Issuance of Preferred Stock D	1,166
Issuance of Common Stock	2,026
Issuance of June 2009 Note	800

Total	$8,859

We used the majority of the proceeds from the new $5.0 million term loan to extinguish $4.9 million of the August 2007 Notes. We extinguished $1.2 million of the August 2007 Notes through the issuance of 2,916 shares of Series D Convertible Preferred Stock (“Preferred Stock D”) at $400 per share.  We extinguished $2.0 million of the August 2007 Notes through the issuance of 5,330,658 shares of common stock negotiated at $0.38 per share.  We extinguished $800,000 of the August 2007 Notes through the issuance of the $800,000 June 2009 Note which is subordinated to all debts owed to the Bank pursuant to a debt subordination agreement, paying 5.5% annual interest paid semi-annually with a five year maturity from the date of issuance.  If permitted under the Subordination Agreement, we may pre-pay the June 2009 Note, in whole or in part, without prepayment penalty or premium.  Twenty-five percent (25%) of the original principal amount of the June 2009 Note, or $200,000, may be converted into shares of our Common Stock at $0.50 per share. Since the conversion price of $0.50 per share is higher than the $0.37 closing market bid price of the day prior to the transaction date, the June 2009 Note does not contain a beneficial conversion feature.

Additionally, we extinguished the $725,000 of the September 2008 Notes as follows (in thousands):

Cash	$125
Issuance of Preferred Stock D	125
Issuance of Common Stock	475

Total	$725

We used part of the proceeds from the new $5.0 million term loan to extinguish $125,000 of the September 2008 Notes. We extinguished $125,000 of the September 2008 Notes through the issuance of 312 shares of Series D Convertible Preferred Stock at $400 per share.   Each preferred share is convertible into 1,000 shares of common stock at $0.40 per share.  We extinguished $475,000 of the September 2008 Notes through the issuance of 1,249,999 shares of common stock at $0.38 per share.

In June 2009, we issued 1,292,439 unregistered shares of Common Stock to the Holders of the August 2007 and September 2008 Notes as part of the Recapitalization in payment of $490,000 in outstanding interest.

We incurred $770,000 in fees related to the Recapitalization, of which $267,000 were recorded to equity and $503,000 to debt, allocated on a percentage basis.  The placement agent received $380,000 in fees.  These fees were paid $100,000 in securities and $280,000 in cash.  For the $100,000 in securities, a total of 263,156 shares of common stock were issued on June 29, 2009, priced at $0.38, the same price used for the common stock issued pursuant to the exchange agreements.

Dividends on the 3,228 outstanding shares of Series D Preferred Stock, which shares were issued in the June 2009 Recapitalization, are payable when, as and if declared by the Board of Directors, but only out of funds that are legally available, in annual cash or equity dividends, at the Company’s election, at the rate of 5.5% per annum of the sum of the Original Issue Price per share.  Per the Certificate of Designation for the Series D, the first dividend declaration for the outstanding Series D Preferred Stock is expected to be approximately in August 2010 and may, at the Company’s election, be paid in shares of the Company’s common stock.  Subsequent dividends on the Series D are payable in cash except that, under specified circumstances, dividends may be paid in the form of shares of a new series of nonvoting Preferred Stock the terms, rights and privileges of which are, other than the voting rights, substantially identical to those of the Series D.

Dividends on any of the Company’s Series of Preferred Stock are cumulative from the date of the original issuance of the Preferred Stock.  Accumulated unpaid dividends on Preferred Stock do not bear interest.

During fiscal 2008, we declared cumulative dividends of $249,000 of which $56,000 was paid during fiscal 2008 and the remainder was paid during fiscal 2009. During fiscal 2009, we declared $577,000 in cumulative dividends on the Series A, Series B, and Series C Preferred Stock, which have been paid or satisfied as of June 30, 2009.  In May and June 2009, we entered into agreements with the holders of the Series A, Series B, and Series C Preferred Stock to satisfy the dividends in the aggregate of $382,000 due for the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009 through the issuance of unregistered shares of our common stock.  As a result, we issued an aggregate of 1,441,610 shares of common stock to the holders of Preferred Stock in lieu of paying the dividends in cash.

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

Cash Flows

During fiscal years 2009 and 2008, cash and cash equivalents increased $75,000 and decreased $939,000, respectively.

We generated cash from the following sources (in thousands):

	Years Ended
	June 30,
	2009	2008

Cash provided by operating activities	$12,067	$-
Proceeds from term loan and issuance of promissory notes	5,725	7,690
Proceeds from issuance of preferred stock	149	516
Proceeds from issuance of common stock and warrants	-	1,170
Net proceeds on line of credit payable	-	2,492
Decrease in restricted cash	68	1,076
Proceeds from sale of equipment	102	86
	$18,111	$13,030

We used cash primarily for (in thousands):

	Years Ended
	June 30,
	2009	2008

Net payments on line of credit payable	$11,944	$-
Principal payments on promissory notes	4,993	6,359
Cash used in operations	-	4,243
Payment of dividends	390	56
Purchases of property and equipment	298	2,459
Payments of debt and equity issuance costs	353	770
Capital lease payments	58	82
	$18,036	$13,969

Net change in cash and cash equivalents	$75	$(939)

As of June 30, 2009, we had $7.8 million outstanding under our line of credit.  The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying consolidated statements of cash flows for the year ended June 30, 2009 include the cumulative activity of the daily borrowings and repayments, $210.3 million and $222.3 million, respectively, under the line of credit.  The availability under the line of credit at June 30, 2009 amounted to $2.4 million.  The net cash borrowings from, or repayments of, the line of credit during the fiscal years ended June 30, 2009 and 2008, respectively, have been included as sources or uses of cash in the tables above.

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

Our sources of cash during fiscal 2010 are expected to be cash on hand, cash generated from operations, borrowings under our credit facility, and any other capital sources that may be deemed necessary.  There is no assurance, however, that if additional capital is required, it will be available to us or available on acceptable terms.

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

In order to conserve cash during the deepening economic recession, in the third quarter of fiscal 2009, we entered into a series of agreements with the holders of the August 2007 and September 2008 Notes to defer to April 15, 2009, the $563,000 in interest payments originally due in the third quarter of fiscal 2009.  As consideration for the deferral of these interest payments until April 15, 2009, we paid a deferral fee equal to 1% of the outstanding principal balance, or $95,000 of which 50% of the deferral fee was paid in cash, with the remainder satisfied through the issuance of 170,827 unregistered shares of our common stock.  For purposes of determining the number of shares to be issued for the stock portion of the deferral fee or upon conversion of the Payment, shares were valued at $0.29 per share, the official closing price on the Nasdaq Stock Market on January 22, 2009, the trading day immediately preceding the effective date of the Agreements.

As a result of the June 2009 Recapitalization described above, our total debt was immediately reduced by $4.5 million and our cash requirements for interest and dividends are expected to be reduced by over $1 million per year. Moreover, shareholders’ equity has been increased by more than $4.1 million as a result of the Recapitalization.

Our uses of cash over the next twelve months are expected to be principally for operating working capital needs, maintaining our line of credit, servicing any principal and interest on our debt and dividend requirements on our Series D Preferred Stock.  Our line of credit with our principal lender matures on June 30, 2012.

Off-Balance Sheet Arrangements

At June 30, 2009, we do not have any material off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recent Accounting Pronouncement

In September 2006, the FASB issued FAS Statement No. 157, “Fair Value Measurements” (“FAS No. 157”).  This standard provides guidance for using fair value to measure assets and liabilities.  Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability.  In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Certain aspects of this standard were effective for the financial statements issued for the Company since the beginning of fiscal year 2009.  The adoption of FAS No. 157 had no impact on the Company’s consolidated financial position, results of operations or cash flows.  FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, provides a one-year deferral to fiscal years beginning after November 15, 2008 of the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at least annually at fair value on a recurring basis.  The Company’s adoption of the remaining provisions of FAS No. 157 are not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, FAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), was issued.  FAS No. 159 enables companies to report selected financial assets and liabilities at their fair value.  This statement requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company’s election to use fair value on its earnings.  FAS No. 159 also requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value.  FAS No. 159 was effective for the Company since the beginning of fiscal year 2009.  The Company’s adoption of FAS No. 159 had no impact on the Company’s financial condition or results of operations because the Company did not elect to record any financial assets or liabilities at fair value.

In December 2007, the FASB issued FAS Statement No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”), which replaces FAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  In April, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. 131(R)-1”).   This FSP amends and clarifies FAS No. 141R to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FAS No. 141R is effective for the Company beginning July 1, 2009 and will be applied prospectively to business combinations completed on or after that date.  The Company estimates that the adoption of FAS No. 141R will result in a $187,000 expense in the first quarter of fiscal year 2010 due to the write-off of the deferred acquisition costs balance as of June 30, 2009, which are no longer capitalized under FAS No. 141R.

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

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for the Company beginning July 1,2009. Early adoption is prohibited. The standard will have no impact on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. 14-1”).  This standard clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. 14-1 is effective for the Company beginning July 1,2009.  The standard will have no impact on our financial condition, results of operations or cash flows as our historical convertible debt did not allow for settlement in cash.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”. This FSP amends FAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements, and also amends APB No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for the Company beginning July 1, 2009.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The adoption of this standard will have no impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued FAS Statement No. 165, “Subsequent Events” (“FAS No. 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  FAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this Standard during the fourth quarter of fiscal 2009. FAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of the filing of these financial statements with the SEC on September 28, 2009.

In June 2009, the FASB issued FAS Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“FAS No. 166”). FAS No. 166 eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets including limiting the circumstances in which a company can derecognize a portion of a financial asset, and requires additional disclosures. FAS No. 166 is effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  The Company has not determined the impact, if any, on its financial statements of this accounting standard.

In June 2009, the FASB issued FAS Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS No. 167”). FAS No. 167 revises the approach to determine when an entity that is insufficiently capitalized or not controlled through voting rights (referred to as a variable interest entity or VIE) should be consolidated. The new consolidation model for VIEs considers whether the enterprise has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. FAS No. 167 requires companies to continually reassess their involvement with VIEs to determine if consolidation is appropriate and provide additional disclosures about their involvement with them.   FAS No. 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  The Company has not determined the impact, if any, on its financial statements of this accounting standard.

In June 2009, the FASB issued FAS Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“FAS No. 168”).  This Statement establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non authoritative.  All guidance contained in the Codification carries an equal level of authority.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The standard will have no impact on our financial condition, results of operations or cash flows.

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

Goodwill and Other Intangible Assets

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”), goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists.  As required by FAS No. 142, in our impairment test for goodwill, we compare the estimated fair value of goodwill to the carrying value.  If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value.   Our estimates of fair value utilized in goodwill tests may be based upon a number of factors, including our assumptions about the expected future operating performance of our reporting unit.  Our estimates may change in future periods due to, among other things, political and economic conditions and changes to our business operations or inability to meet business plans.  Such changes may result in impairment charges recorded in future periods.

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

As required by the provisions of Financial Accounting Standards (“FAS”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which clarifies FAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

  At June 30, 2009 and 2008, the amount of unrecognized tax benefits was approximately $759,000 and $777,000 respectively, of which approximately $326,000 and $360,000 would, if recognized, affect the Company’s effective tax rate for each respective tax year.

To the extent a valuation allowance is established or an increase in the allowance is recorded in a period, a tax expense is provided in the statement of operations.  Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  A valuation allowance of $10.3 million was recorded as of June 30, 2009, due to uncertainties related to utilizing some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.  The valuation allowance is based on estimates of taxable income and the period over which deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, it may be necessary to establish an additional valuation allowance that could materially impact the Company’s financial position and results of operations.

Item 8.  Financial Statements and Supplementary Data

Our financial statements required by Form 10-K are attached following Part III of this report, commencing on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(T).  Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated framework.  Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Certain Relationships, Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedule

Our financial statements are attached following Part III of this report, commencing on page F-1.  Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

(b)	Exhibits

	Exhibits	Description

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

	3.4	Bylaws of SMF Energy Corporation (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A, filed on October 30, 2006).

	3.5	Certificate of Designation of Series A Convertible Preferred Stock. Filed as Exhibit 3.1 to the Company’s Form 8-K filed March 6, 2008 and incorporated by reference herein.

3.6	Certificate of Designation of Series B Convertible Preferred Stock. Filed as Exhibit 3.1 to the Company’s Form 8-K filed March 14, 2008 and incorporated by reference herein.

3.7	Certificate of Designation of Series C Convertible Preferred Stock. Filed as Exhibit 3.1 to the Company’s Form 8-K filed August 21, 2008 and incorporated by reference herein.

3.8	Certificate of Designation of Series D Convertible Preferred Stock. Filed as Exhibit 3.1 to the Company’s Form 8-K filed July 6, 2009 and incorporated by reference herein.

3.9	Certificate of Amendment of Certificate of Incorporation of SMF Energy Corporation. Filed as Exhibit 3.1 to the Company’s Form 8-K filed September 15, 2009 and incorporated by reference herein.

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (No. 333-11541) and incorporated by reference herein.

4.2	Form of Redeemable Common Stock Purchase Warrant filed as Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (No. 333-11541) and incorporated by reference herein.

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

4.21	Form of 12% Unsecured Convertible Promissory Note dated September 2, 2008. Filed as Exhibit 4.1 to the Company’s Form 8-K filed September 8, 2008 and incorporated by reference herein.

4.22	Form of Convertible Promissory Note filed as Exhibit 4.1 to the Company's Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.1	Registrant’s 1996 Stock Option Plan filed as Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (No. 333-1154) and incorporated by reference herein.

10.2	2000 Stock Option Plan filed as Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended January 31, 2001 and incorporated by reference herein.

10.5	2001 Directors Stock Option Plan filed as Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders on December 9, 2004 and incorporated by reference herein.

10.6	Loan and Security Agreement with Congress Financial Corporation dated September 26, 2002 filed as Exhibit 99.1 to the Company’s Form 8-K filed September 30, 2002 and incorporated by reference herein.

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

10.48
Seventeenth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, successor by merger to Streicher Mobile Fueling, Inc. SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida), dated September 17, 2008.

10.49	Form of Subordination Agreement. Filed as Exhibit 10.2 to the Company’s Form 8-K filed September 8, 2008 and incorporated by reference herein.

10.50	Form of Securities Purchase Agreement. Filed as Exhibit 10.3 to the Company’s Form 8-K filed September 8, 2008 and incorporated by reference herein.

10.51	SMF Energy Corporation 2001 Director Stock Option Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on September 24, 2008).

10.52	SMF Energy Corporation 2000 Stock Option Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A, filed on September 24, 2008).

10.53	Form of Interest Deferral Agreement. Filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 9, 2009 and incorporated by reference herein.

10.54	Form of Payment in Kind Agreement. Filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2009 and incorporated by reference herein.

10.55
Eighteenth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, successor-by-merger to Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor-by-merger to Congress Financial Corporation (Florida) dated June 29, 2009. Filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.56	Form of Debt Subordination Agreement. Filed as Exhibit 10.2 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.57	Form of Exchange Agreement (Series A for Common Stock). Filed as Exhibit 10.3 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.58	Form of Exchange Agreement (Series B for Common Stock). Filed as Exhibit 10.4 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.59	Form of Exchange Agreement (Series C for Common Stock). Filed as Exhibit 10.5 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.60	Form of Exchange Agreement (Unsecured Note for Common Stock). Filed as Exhibit 10.6 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.61	Form of Payment and Exchange Agreement (Unsecured Note for Cash and Series D Preferred). Filed as Exhibit 10.7 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.62	Form of Payment and Exchange Agreement (Secured Note for Cash and Common Stock). Filed as Exhibit 10.8 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.63	Form of Payment and Exchange Agreement (Secured Note for Cash and Common Stock). Filed as Exhibit 10.9 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.64
Form of Payment and Exchange Agreement (Secured Note for Cash, Series D Preferred and Common Stock). Filed as Exhibit 10.10 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.65	Form of Payment and Exchange Agreement (Secured Note for Cash and New Unsecured Note). Filed as Exhibit 10.11 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

*21.1	Subsidiaries of the Company

*23.1	Consent of Grant Thornton LLP

*31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*99.1	Statement of Financial Accounting Standards No. 84 “Induced Conversions of Convertible Debt (as amended)”

*99.2	Emerging Issues Task Force D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”

*Filed herewith

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2009	SMF ENERGY CORPORATION

	By:	/s/ Richard E. Gathright
Richard E. Gathright, Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Richard E. Gathright	Chairman of the Board, Chief Executive	September 28, 2009
	Richard E. Gathright	Officer and President (Principal Executive Officer)

By:	/s/ Michael S. Shore	Chief Financial Officer, Treasurer and	September 28, 2009
	Michael S. Shore	Senior Vice President (Principal Financial Officer)

By:	/s/ Laura Patricia Messenbaugh	Chief Accounting Officer and Vice	September 28, 2009
	Laura Patricia Messenbaugh	President (Principal Accounting Officer)

By:	/s/ Wendell R. Beard	Director	September 28, 2009
Wendell R. Beard

By:	/s/ Steven R. Goldberg	Director	September 28, 2009
Steven R. Goldberg

By:	/s/ Nat Moore	Director	September 28, 2009
Nat Moore

By:	/s/ Larry S. Mulkey	Director	September 28, 2009
Larry S. Mulkey

By:	/s/ C. Rodney O’Connor	Director	September 28, 2009
C. Rodney O’Connor

By:	/s/ Robert S. Picow	Director	September 28, 2009
Robert S. Picow

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of SMF Energy Corporation

We have audited the accompanying consolidated balance sheets of SMF Energy Corporation (Delaware Corporation) and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMF Energy Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida
September 28, 2009

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in 000’s, except share and per share data)

	June 30, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$123	$48
Accounts receivable, net of allowances for doubtful accounts	15,878	30,169
Inventories, net of reserves	1,959	2,535
Prepaid expenses and other current assets	772	855
Total current assets	18,732	33,607

Property and equipment, net of accumulated depreciation	8,569	10,276
Identifiable intangible assets, net of accumulated amortization	2,019	2,392
Goodwill	228	228
Deferred debt costs, net of accumulated amortization	503	348
Other assets	67	133
Total assets	$30,118	$46,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$7,845	$19,789
Current portion of term loan	917	-
Accounts payable	5,807	9,921
Accrued expenses and other liabilities	3,767	4,938
Total current liabilities	18,336	34,648
Long-term liabilities:
Promissory notes, net of unamortized debt discount	800	8,794
Term loan, net of current portion	4,083	-
Other long-term liabilities	370	490
Total liabilities	23,589	43,932

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 Series A shares
authorized, 0 and 4,587 issued and outstanding, respectively	-	-
Preferred stock, $0.01 par value; 2,000 Series B shares
authorized, 0 and 1,985 issued and outstanding, respectively	-	-
Preferred stock, $0.01 par value; 2,000 Series C shares
authorized, 0 issued and outstanding	-	-
Preferred stock, $0.01 par value; 5,000 Series D shares
authorized, 3,228 and 0 issued and outstanding, respectively	-	-
Common stock, $.01 par value; 50,000,000 shares authorized;
35,825,488 and 14,556,295 issued and
outstanding, respectively	358	146
Additional paid-in capital	36,323	30,719
Accumulated deficit	(30,152)	(27,813)
Total shareholders’ equity	6,529	3,052
Total liabilities and shareholders’ equity	$30,118	$46,984

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000’s, except per share data)

	Years Ended June 30,
	2009	2008

Petroleum product sales and service revenues	$177,054	$235,215
Petroleum product taxes	22,195	25,474
Total revenues	199,249	260,689

Cost of petroleum product sales and service	160,614	222,303
Petroleum product taxes	22,195	25,474
Total cost of sales	182,809	247,777

Gross profit	16,440	12,912

Selling, general and administrative expenses	14,755	14,881

Operating income (loss)	1,685	(1,969)

Interest expense	(2,483)	(3,060)
Interest and other income	115	9
Non-cash FAS 84 inducement on extinguishment of convertible notes	(1,651)	-
Gain/(loss) on extinguishment of promissory notes	27	(1,749)

Loss before income taxes	(2,307)	(6,769)

Income tax expense	(32)	-
Net loss	$(2,339)	$(6,769)

Basic and diluted net loss per share computation:

Net loss	$(2,339)	$(6,769)
Less: Preferred stock dividends	(577)	(249)
Less: Non-cash deemed dividends for preferred stock
Series A, B and C conversion to common stock	(1,746)	-
Net loss attributable to common shareholders	$(4,662)	$(7,018)

Basic and diluted net loss per share
attributable to common shareholders	$(0.31)	$(0.49)

Basic and diluted weighted average common
shares outstanding	15,097	14,467

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 (in 000’s except share data)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated
	Shares< /fo nt>	Amount< /fo nt>	Shares< /fo nt>	Amount< /fo nt>	Shares< /fo nt>	Amount< /fo nt>	Shares< /fo nt>	Amount< /fo nt>	Shares< /fo nt>	Amount< /fo nt>	Capital< ;/f ont>	Deficit< ;/f ont>	Total</ fon t>
Balance at June 30, 2007	-	$-	-	$-	-	$-	-	$-	13,702,426	$137	$ $ 25,021	$(21,044)	$4,114

Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,769)	(6,769)

Issuance of commons stock and warrants from August 2007 offering, net of issuance costs of $123	-	-	-	-	-	-	-	-	853,869	9	1,234	-	1,243

Issuance of Series A preferred stock, net of issuance costs of $56	4,587	-	-	-	-	-	-	-	-	-	2,467	-	2,467

Issuance of Series B preferred stock, net of issuance costs of $44	-	-	1,985	-	-	-	-	-	-	-	1,742	-	1,742

Series A preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(152)	-	(152)

Series B preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(97)	-	(97)

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	504	-	504

Balance at June 30, 2008	4,587	$-	1,985	$-	-	$-	-	$-	14,556,295	$146	$30,719	$(27,813)	$3,052

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders’ equity.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in 000’s except share data)

(Continued)	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2008	4,587	$-	1,985	$-	-	$-	-	$-	14,556,295	$146	$30,719	$(27,813)	$3,052

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,339)	(2,339)

Issuance of Series C preferred stock, net of issuance costs of $39	-	-	-	-	229	-	-	-	-	-	110	-	110

Conversion of Series A preferred stock to common stock	(473)	-	-	-	-	-	-	-	473,000	4	(4)	-	-

Issuance of common stock for payment of interest deferral fee and accrued interest on August 2007 Notes and September 2008 Notes	-	-	-	-	-	-	-	-	1,463,266	15	512	-	527

Issuance of Series D Preferred Stock for partial extinguishment of August 2007 Notes and September 2008 Notes, net of issuance costs of $43	-	-	-	-	-	-	3,228	-	-	-	1,146	-	1,146

Issuance of common stock for partial extinguishment of August 2007 Notes, September 2008 Notes, Preferred Stock A, Preferred Stock B, and Preferred Stock C, net of issuance costs of $224	(4,114)	-	(1,985)	-	(229)	-	-	-	17,628,161	176	2,035	-	2,211

Non-cash FAS 84 inducement of extinguishment of promissory notes	-	-	-	-	-	-	-	-	-	-	1,651	-	1,651

Issuance of common stock for agent fees	-	-	-	-	-	-	-	-	263,156	3	94	-	97

Issuance of common stock for payment of accrued dividend on preferred stock, net of issuance costs of $21	-	-	-	-	-	-	-	-	1,441,610	14	345	-	359

Series A preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(318)	-	(318)

Series B preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(242)	-	(242)

Series C preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(17)	-	(17)

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	292	-	292

Balance at June 30, 2009	-	$-	-	$-	-	$-	3,228	$-	35,825,488	$358	$36,323	$(30,152)	$6,529

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders’ equity.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)

	Years Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,339)	$(6,769)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization:
Cost of sales	1,077	1,442
Selling, general and administrative	1,361	1,254
Amortization of deferred debt costs	305	318
Amortization of debt discount	42	81
Amortization of stock-based compensation	292	504
Gain from sale of assets	(93)	(70)
Inventory reserve	(17)	(139)
Provision for doubtful accounts	366	198
Non-cash FAS 84 inducement on extinguishment of convertible notes	1,651	-
Non-cash interest expense deferral fee	48	-
Non-cash (gain) loss on extinguishment of promissory notes	(27)	1,479
Other	(13)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	13,935	(4,925)
Decrease (increase) in inventories, prepaid expenses and other assets	675	(501)
(Decrease) increase in accounts payable and other liabilities	(5,196)	2,885
Net cash provided by (used in) operating activities	12,067	(4,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(298)	(2,459)
Proceeds from sale of equipment	102	86
Decrease in restricted cash	68	1,076
Net cash used in investing activities	(128)	(1,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	210,313	263,676
Repayments of line of credit	(222,257)	(261,184)
Proceeds from issuance of term and promissory notes	5,725	7,690
Proceeds from issuance of common stock and warrants	-	1,170
Proceeds from issuance of preferred stock	149	516
Principal payments on promissory notes	(4,993)	(6,359)
Debt issuance costs	(186)	(568)
Common stock, preferred stock, and warrants issuance costs	(167)	(202)
Payment of preferred stock dividends	(390)	(56)
Capital lease payments	(58)	(82)
Net cash (used in) provided by financing activities	(11,864)	4,601

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	75	(939)

CASH AND CASH EQUIVALENTS, beginning of period	48	987

CASH AND CASH EQUIVALENTS, end of period	$123	$48

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)

(Continued)	Years Ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$2,125	$2,871

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Recapitalization - Issuance of common stock in exchange for Preferred
Stock A, Preferred Stock B, and Preferred Stock C	$4,198	$-

Recapitalization - Issuance of common stock as part of the extinguishment of
August 2007 Notes and September 2008 Notes	$2,435	$-

Recapitalization - Issuance of preferred stock as part of the extinguishment of
August 2007 Notes and September 2008 Notes	$1,189	$-

Recapitalization - Issuance of June 2009 Note as part of the extinguishment of
August 2007 Notes	$800	$-

Issuance of common stock for payment of accrued dividends on Preferred Stock A,
Preferred Stock B, and Preferred Stock C	$380	$-

Recapitalization - Issuance of common stock for agent fees	$97	$-

Recapitalization - Issuance of common stock for accrued interest on
August 2007 Notes and September 2008 Notes	$478	$-

Issuance of common stock for the deferral fee related to the August 2007 Notes and September 2008 Notes, January 1, 2009 and March 1, 2009 accrued interest, respectively, which were deferred until April 15, 2009	$49	$-

Conversion of Preferred Stock A to common shares	$260	$-

Capital leases	$54	$143

Accrued debt costs related to the term loan and line of credit	$352	$-

Accrued costs related to issuance of stock, warrants and promissory notes	$104	$-

Refinancing of August 2003 Notes, January 2005 Notes, and September 2005
Notes into August 2007 Notes	$-	$4,918

Non-cash costs related to issuance of stock, warrants and August 2007 Notes	$-	$134

Debt discount costs related to issuance of stock, warrants, extensions
of warrants and August 2007 Notes	$-	$112

Conversion of promissory notes and accrued interest to preferred stock	$-	$3,793

Accrued dividends related to preferred stock	$-	$193

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

At June 30, 2009, the Company was conducting operations through 31 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of SMF Energy Corporation and its wholly owned subsidiaries, SMF Services, Inc., H & W Petroleum Company, Inc. (“H&W”) and Streicher Realty, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS No. 131”), to report financial and descriptive information about its reportable operating segments.  Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to geographic location.  Although the Company records revenue by type of service, management does not assign and/or allocate specific resources and assets to these services.  The Company’s assets are used interchangeably for the different types of services; as a result, earnings information related to each type of service is limited.

Reports reviewed by management based on geographic location are prepared for ease of review.  However, these geographic areas have similar economic characteristics in regards to the nature of the products and services, nature of processes, type of customers, methods used to distribute the products, and the nature of the regulatory environment.  As a result, many business decisions are based on consolidated metrics such as total gallons sold, net margin per total gallons sold, gross margin per total gallons sold, and other consolidated results.  Due to the nature of the business, at June 30, 2009 and 2008, the Company had only one reportable segment of business: distribution of petroleum products from integrated out-sourced management services.  Nevertheless, management evaluates, at least quarterly, whether the Company continues to have one single reportable segment.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Cash and Cash Equivalents

During fiscal year 2009, the Company paid down $11.9 million on its line of credit payable.  Total cash and cash availability was $2.5 million and $1.9 million at June 30, 2009 and 2008, respectively, and was approximately $2.5 million on September 23, 2009.  Total cash and cash availability includes cash and cash equivalents as presented in the Company’s balance sheet and cash available to the Company through its line of credit, described in Note 5 – Line of Credit Payable.

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

Activity in the allowance for doubtful accounts for the indicated periods is as follows (in thousands):

	June 30,
	2009	2008

Balance - beginning of period	$1,283	$1,401
Provision for doubtful accounts	366	198
Write-offs, net of recoveries	(611)	(316)

Balance - end of period	$1,038	$1,283

Inventories

Inventories, consisting primarily of lubricants, chemicals, diesel fuel and gasoline, are stated at the lower of cost or market and include federal and state petroleum product taxes payable to vendors.  Cost is determined using the first-in, first-out method.  Inventories of $2.0 million and $2.5 million at June 30, 2009 and 2008, respectively, are net of reserves for slow moving inventory of $82,000 and $99,000, respectively.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Ordinary maintenance, repairs and replacement parts are expensed as incurred.  Improvements that significantly increase the value or useful life of property and equipment are capitalized.  Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are depreciated over the lesser of the useful life of the assets or the lease term using the straight-line method.  Depreciation expense for property and equipment and leasehold improvements was $2.1 million and $2.3 million, for the years ended June 30, 2009 and 2008, respectively.

Property and equipment balances and the estimated useful lives were as follows at the indicated dates (in thousands):

	June 30,
	2009	2008	Estimated Useful Life

Fuel trucks, tanks and vehicles	$17,430	$18,126	5 – 25 years
Machinery, equipment and software	1,589	1,488	3 – 5 years
Furniture and fixtures	596	596	5 – 10 years
Leasehold improvements	477	459	Lesser of lease term or useful life
Software development / ERP	3,690	3,521	5 years
Land	67	67	—
	23,849	24,257

Less: Accumulated depreciation	(15,280)	(13,981)

Property and equipment, net	$8,569	$10,276

In accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalized certain costs used in the development of internal use software, which consisted primarily of the Company’s Enterprise Resource Planning (“ERP”) operating system.  These costs include external software and consulting costs that were incurred as a result of the costs associated with the implementation, coding and software configuration.  At June 30, 2009 and 2008, the capitalized costs related to internal use software were $3.7 million and $3.5 million, respectively. During fiscal years 2009 and 2008, the Company capitalized $170,000 and $1.1 million, respectively.  The Company did not capitalize any interest associated with the software development as the amounts were immaterial.

Income Taxes

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS No. 109”).  Under FAS No. 109, deferred tax assets and liabilities are determined based on the temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the net assets and liabilities generating the differences.  The Company provides a valuation allowance for the portion of deferred tax assets, which it cannot determine is more likely than not to be recognized.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As required by the provisions of Financial Accounting Standards Board (“FAS”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which clarifies FAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

  At June 30, 2009 and 2008, the amount of unrecognized tax benefits was approximately $759,000 and $777,000 respectively, of which approximately $326,000 and $360,000 would, if recognized, affect the Company’s effective tax rate for each respective tax year.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes.  No interest and penalties have been accrued due to the existence of net operating loss carryforward benefits that would exceed any interest and penalties expense related to uncertain tax positions.

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

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  These assumptions, if not realized, could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from management’s estimates.

Fair Value of Financial Instruments

The Company’s financial instruments, primarily consisting of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short term maturity of these instruments.    The line of credit payable, promissory notes and long-term debt approximate fair value because they were recorded at fair value on June 29, 2009 when the Recapitalization occurred.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Deferred Debt Costs and Debt Discount

The Company amortizes its deferred debt costs and debt discount as interest expense under the effective interest method over the respective term of the debt issued.  Activity related to the deferred debt costs and debt discount were as follows (in thousands):

	June 30,
	2009	2008
Deferred Debt Costs

Balance, net - beginning of period	$348	$521
Amortization	(305)	(318)
Write off of debt costs related to the conversion of debt	(118)	(536)
Additional debt costs incurred during the year	578	681

Balance, net - end of period	$503	$348

Debt Discount

Balance, net - beginning of period	$65	$1,027
Amortization	(42)	(81)
Write off of debt discount related to the conversion of debt	(23)	(993)
Valuation of warrants issued and beneficial conversion feature	-	112

Balance, net - end of period	$-	$65

During the fiscal year ended June 30, 2008, the August 2003, January 2005 and September 2005 senior promissory notes were satisfied, and as a result, the Company wrote off $443,000 of unamortized debt discounts and $978,000 of unamortized debt costs as losses on extinguishment of promissory notes.  In addition, during the fiscal year ended June 30, 2008, the November 2007 and a portion of the August 2007 Notes were exchanged into Series A and Series B Preferred Stock; as a result, the Company wrote off $93,000 of unamortized debt costs and $15,000 of unamortized debt discounts as additional losses on extinguishment of promissory notes.   See Note 7 – Long Term Debt - Gain/(Loss) on Extinguishment of Promissory Notes, net.

On June 29, 2009, the Company engaged in a series of transactions that restructured all of the Company’s debt and equity (the “Recapitalization”), including the satisfaction of all of the outstanding August 2007 senior secured convertible subordinated promissory notes and September 2008 unsecured promissory notes.  As a result, in June 2009, the Company wrote off $118,000 of unamortized debt costs and $23,000 of unamortized debt discount as losses on extinguishment of promissory notes.  See Note 7 – Long Term Debt - Gain/(Loss) on Extinguishment of Promissory Notes, net.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during each year.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Diluted earnings per share is computed by dividing net earnings attributable to common shareholders by the weighted-average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  Conversion or exercise of the potential common shares is not reflected in diluted earnings unless the effect is dilutive.  In determining whether outstanding common share equivalents should be considered for their dilutive effect, the average market price of the Common Stock for the period has to exceed the exercise price of the outstanding common share equivalent.  The dilutive effect, if any, of outstanding common share equivalents would be reflected in diluted earnings per share by application of the if-converted and the treasury stock method, as applicable.  The Company excluded the impact of all of its common stock equivalents in the computation of dilutive net loss per share for the fiscal years ended June 30, 2009 and 2008, as their effect is not dilutive.

Common stock equivalents outstanding consisted of (in thousands):

	June 30,
	2009	2008

Stock options	1,896	1,997
Common stock warrants	710	887
Promissory note conversion rights	400	3,034
Preferred stock conversion rights	3,228	6,572
Total common stock equivalents outstanding	6,234	12,490

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Years Ended
	June 30,
	2009	2008

Net loss	$(2,339)	$(6,769)
Less: Preferred stock dividends	(577)	(249)
Less: Non-cash deemed dividends for the conversion
of preferred stock Series A, B and C to common stock	(1,746)	-
Net loss attributable to common shareholders	$(4,662)	$(7,018)

Net loss per share attributable to common
shareholders – basic and diluted	$(0.31)	$(0.49)

Weighted average shares outstanding:
Basic and diluted	15,097	14,467

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As a result of the Recapitalization, the Company redeemed all the outstanding Series A, Series B, and Series C preferred shares through the issuance of an aggregate of 11,047,504 common shares at the negotiated price of $0.38 per share, which was a per share amount lower than the original terms of the securities issuable.  As per EITF No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the Company reported the fair value of the additional securities issued to the preferred shareholders as a non-cash deemed dividend of $1.75 million, which was a calculation of the difference between the 6,328,000 common shares that would have been issuable under the original conversion rights that existed in the convertible preferred shares and the 11,047,504 common shares issued at $0.38 cents upon the conversion times the market price on the conversion date.  See Note 4 – Recapitalization.

See Note 15 – Subsequent Events, for information on the reverse stock split.

Non-Cash FAS 84 Inducement on Convertible Notes

Also in the Recapitalization, the Company extinguished a portion of the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of 5,330,658 shares and 1,249,999 shares of Common Stock, respectively, at the negotiated price of $0.38 per share, which was higher than the $0.37 per share closing bid price on the trading day immediately preceding the June 29, 2009 Recapitalization.  The original terms of the Notes allowed for a conversion of 50% of the August 2007 Notes and 100% of the September 2008 Notes into common stock.  The negotiated issuance price of $0.38 per share in the Recapitalization was based on then current market prices, and it was lower than the original conversion prices of $1.46 per share and $0.65 per share of the August 2007 Notes and the September 2008 Notes, respectively.  Since the extinguishment of the Notes through issuance of Common Stock was done at close to current market prices of the Common Stock, the Company issued an aggregate of 4,462,456 more shares than it would have issued for the convertible equivalent under the original terms of the Notes.

 Statement of Financial Accounting Standards No. 84, “Induced Conversion of Convertible Debt (as amended)”  (“FAS No. 84”), specifies the method of accounting for conversions of convertible debt to equity securities when the debtor induces conversion of the debt by offering additional securities or other consideration to convertible debt holders.  In accordance with FAS No. 84, an expense is recognized if and to the extent that “additional consideration is paid to debt holders for the purpose of inducing prompt conversion of the debt to equity securities (sometimes referred to as a convertible debt ‘sweetener’).”  While the Company’s purpose in effecting the June 2009 Recapitalization was to effect a complete restructuring of its debt and equity structure via a series of transactions that would have the effect of reducing its outstanding debt and future obligations and there was no intent to induce any conversion of the outstanding debt to common stock, a portion of the exchange of the outstanding carrying value of $9.6 million in convertible debt for an equal aggregate value of cash, common stock and preferred stock is required by FAS No. 84 to be accounted for as an induced conversion of outstanding debt securities.  While we believe that the application of FAS No. 84 does not reflect the economic substance of the value exchanged in this portion of the Recapitalization transaction, we have reported the required non-cash charge of approximately $1.65 million for the difference between the number of common shares issued compared to the number of common shares that would have been issued under the original terms of the convertible debt instrument, times the market price on the conversion date.

The Company understands that the accounting interpretation of FAS No. 84 is that an inducement occurs any time additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or intent of the parties to the transaction.  As a result, the application of FAS No. 84 to the exchange of existing convertible debt securities for common stock resulted in the recording of a non-cash “inducement” accounting charge of $1.65 million, which was a calculation of the difference between the 2,118,201 common shares that would have been issuable to the applicable note holders under the original conversion rights that existed in the convertible Notes and the 6,580,657 common shares exchanged at $0.38 cents upon the extinguishment.  The shares amounts include the impact of the July 6, 2009 transaction as describe in Note 15 – Subsequent Events.  This non-cash charge is deemed a financing expense to extinguish the Notes and it is included in the Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital and therefore the net impact has no effect on total Shareholder’s Equity.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Impairment or Disposal of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to forecasted future undiscounted cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset based on the projected net cash flows discounted at a rate commensurate with the risk of the asset.  Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.  During the fiscal years ended June 30, 2009 and 2008, no impairment was recorded with respect to goodwill or identifiable intangible assets.

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

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with FAS No. 144, discussed above.  During the fiscal years ended June 30, 2009 and 2008, no impairment was recorded.

Asset Retirement Obligation

The Company accounts for asset retirement obligations in accordance with the provisions of FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS No. 143”).  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  Retirement is defined as the other-than-temporary removal of a long-lived asset from service.  The term encompasses a sale, abandonment, recycling or disposal in some other manner.

In fiscal year 2005, as a result of the H & W acquisition, the Company recorded an estimated liability for the removal and clean-up of three underground fuel storage tanks and has estimated the remaining useful life of those tanks to be ten years.  At June 30, 2009 and 2008, the Company had a liability for asset retirement obligations of $147,000 and $136,000, respectively, which is classified as other long-term liabilities in the accompanying Consolidated Balance Sheets.  In fiscal years 2009 and 2008, the Company recorded accretion expense of $11,000 and $10,000, respectively.

Stock-Based Compensation

As per FAS No. 123R, “Share-Based Payment”, the Company expenses the grant-date fair value of stock options and other equity-based compensation granted to employees.  Amortization of stock compensation expense for the years ended June 30, 2009 and 2008 was $292,000 and $504,000, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended June 30,
	2009	2008

Risk free interest rate	3.22%	4.57%
Dividend yield	0%	0%
Expected volatility	105.4%	103.4%
Expected life	8.0 years	7.9 years

Use of the Black-Scholes model requires management to make certain assumptions with respect to selected model input.  The risk-free rate is based on a U.S. Treasury zero-coupon bond issue with a remaining term equal to the expected term of the option.  The dividend yield is zero per share because we have not paid dividends on Common Stock in the past and do not expect to pay dividends in the foreseeable future.  Expected volatilities are based on the historical volatility of the Company’s stock.  The Company uses historical data to estimate option exercises and employee terminations within the valuation model.  Since the Company has limited historical exercised data for the expected life of the options granted, it is estimating the expected life to be equivalent to the remaining contractual life and represents the period of time that options granted are expected to be outstanding.  The fair value of the stock options is expensed on a uniform straight-line basis over the vesting period.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS Statement No. 157, “Fair Value Measurements” (“FAS No. 157”).  This standard provides guidance for using fair value to measure assets and liabilities.  Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability.  In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Certain aspects of this standard were effective for the financial statements issued for the Company since the beginning of fiscal year 2009.  The adoption of FAS No. 157 had no impact on the Company’s consolidated financial position, results of operations or cash flows.  FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, provides a one-year deferral to fiscal years beginning after November 15, 2008 of the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at least annually at fair value on a recurring basis.  The Company’s adoption of the remaining provisions of FAS No. 157 are not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, FAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), was issued.  FAS No. 159 enables companies to report selected financial assets and liabilities at their fair value.  This statement requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company’s election to use fair value on its earnings.  FAS No. 159 also requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value.  FAS No. 159 was effective for the Company since the beginning of fiscal year 2009.  The Company’s adoption of FAS No. 159 had no impact on the Company’s financial condition or results of operations because the Company did not elect to record any financial assets or liabilities at fair value.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In December 2007, the FASB issued FAS Statement No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”), which replaces FAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  In April, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. 131(R)-1”).   This FSP amends and clarifies FAS No. 141R to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FAS No. 141R is effective for the Company beginning July 1, 2009 and will be applied prospectively to business combinations completed on or after that date.  The Company estimates that the adoption of FAS No. 141R will result in a $187,000 expense in the first quarter of fiscal year 2010 due to the write-off of the deferred acquisition costs balance as of June 30, 2009, which are no longer capitalized under FAS No. 141R.

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

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for the Company beginning July 1, 2009. Early adoption is prohibited.  The standard will have no impact on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. 14-1”).  This standard clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. 14-1 is effective for the Company beginning July 1, 2009.  The standard will have no impact on our financial condition, results of operations or cash flows as our historical convertible debt did not allow for settlement in cash.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”. This FSP amends FAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements, and also amends APB No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for the Company beginning July 1, 2009.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard will have no impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued FAS Statement No. 165, “Subsequent Events” (“FAS No. 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  FAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this Standard during the fourth quarter of fiscal 2009. FAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of the filing of these financial statements with the SEC on September 28, 2009.

In June 2009, the FASB issued FAS Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment to FAS No. 140” (“FAS No. 166”). FAS No. 166 eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets including limiting the circumstances in which a company can derecognize a portion of a financial asset, and requires additional disclosures. FAS No. 166 is effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  The Company has not determined the impact, if any, on its financial statements of this accounting standard.

In June 2009, the FASB issued FAS Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS No. 167”). FAS No. 167 revises the approach to determine when an entity that is insufficiently capitalized or not controlled through voting rights (referred to as a variable interest entity or VIE) should be consolidated. The new consolidation model for VIEs considers whether the enterprise has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. FAS No. 167 requires companies to continually reassess their involvement with VIEs to determine if consolidation is appropriate and provide additional disclosures about their involvement with them.   FAS No. 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  The Company has not determined the impact, if any, on its financial statements of this accounting standard.

In June 2009, the FASB issued FAS Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“FAS No. 168”).  This Statement establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non authoritative.  All guidance contained in the Codification carries an equal level of authority.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The standard will have no impact on our financial condition, results of operations or cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

3.	IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of June 30, 2009 and 2008 (in thousands):

	2009			2008
	Gross		Net	Gross		Net	Amortization
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Period
	Amount	Amortization	Amount	Amount	Amortization	Amount	(Years)
Amortized intangible assets:
Customer relationships	$1,768	$513	$1,255	$1,768	$385	$1,383	15
Favorable leases	196	147	49	196	108	88	5
Trademarks	687	172	515	687	126	561	15
Supplier contracts	801	601	200	801	441	360	5
Total	$3,452	$1,433	$2,019	$3,452	$1,060	$2,392

Goodwill			$228			$228

Amortization expense is computed using the straight-line method over the useful lives of the assets.  Amortization expense for the years ended June 30, 2009 and 2008 was $373,000 and $379,000, respectively.  Amortization expense for the five succeeding fiscal years and thereafter is as follows (in thousands):

Year ending
June 30,	Amortization
2010	$357
2011	207
2012	157
2013	157
2014	157
Thereafter	984
Total	$2,019

4.	RECAPITALIZATION

Summary

On June 29, 2009 (the “Effective Date”), the Company completed a comprehensive $40 million recapitalization program (the “Recapitalization”) that restructured all of its debt and equity.  After the Recapitalization, the Company’s total debt was lowered by $4.5million.  The Recapitalization also resulted in a net increase of shareholders’ equity of $4.1 million.  The Company estimates that its cash requirements for interest and dividends will be reduced by over $1 million per year. (Unaudited).

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On the Effective Date, by virtue of various agreements with the Company’s existing debt and equity investors, the Company extinguished all of its existing non-bank debt and outstanding preferred stock, including: (a) $8.859 million in outstanding August 2007 11.5% Senior Secured Convertible Promissory Notes (the “Secured Notes”); (b) $725,000 in outstanding September 2008 12% Unsecured Convertible Promissory Notes (“Existing Unsecured Notes”); (c) $2.263 million in 12% Cumulative Dividend Convertible Series A Preferred Stock (“Series A Preferred”); (d) the $1.787 million in 12% Cumulative Dividend Convertible Series B Preferred Stock (“Series B Preferred”); (e) $149,000 in 12% Cumulative Dividend Convertible Series C Preferred Stock (“Series C Preferred”) and (f) $617,000 in accrued but unpaid interest and dividends on the Secured Notes, the Existing Unsecured Notes and the Series A, Series B and Series C Preferred Stock.

As part of the Recapitalization, the Company converted its existing $25 million asset based lending facility into a new, more favorable, three year $20 million asset based lending facility and a $5 million 60 month amortized term loan, the proceeds of which were used to pay down $4.867 million of the Secured Notes and $125,000 of the Unsecured Notes.

The balance of the consideration paid by the Company for the cancellation and extinguishment of  the existing investors’ debt and equity securities was provided by the Company’s issuance of (i) 3,228 shares of a new 5.5% Cumulative Dividend Series D Preferred Stock (“Series D Preferred”) at $400 per share, or $0.40 per common share equivalent, for $1.291 million, (ii) 19,251,119 shares of Common Stock for $0.38 per share, or $7.315 million, (iii) a 5 year $800,000 5.5% Unsecured Note (the “New Unsecured Note”); and (iv) $43,934 in cash.  The agreed upon value of the Common Stock issued in the Recapitalization was priced at $0.38 per share, which was greater than the closing bid price of the Common Stock on the Nasdaq Capital Market on the trading day immediately preceding the Effective Date.

New Bank Financing

On June 29, 2009, the Company  entered into the Eighteenth Amendment to the Loan and Security Agreement (the “Eighteenth Amendment”), which amended the Loan and Security Agreement (the “Loan Agreement”) between the Company, SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association (the “Bank”), to, among other things, extend the renewal date for three  years from July 1, 2009 to July 1, 2012, decrease the revolving loan limit from $25 million to $20 million,  provide for a new 60 month amortized term loan in the principal amount of $5.0 million (the “Term Loan”), add the Company’s  vehicles and field operating equipment as additional collateral (previously used as collateral for the Secured Notes), and modify certain covenants.

New Unsecured Note

           The only non-Bank debt incurred by the Company in the Recapitalization was an $800,000 unsecured 5.5% interest only, subordinated promissory note (the “New Unsecured Note”) issued to an existing institutional investor in exchange for $800,000 of one of the Secured Notes.  The institutional investor also exchanged $200,000 of the same Secured Note for shares of Common Stock at $0.38 per share.

The New Unsecured Note is subordinated to all other existing debt of the Company, including any amounts owed now or in the future to the Bank.  The holder of the New Unsecured Note entered into a debt subordination agreement (the “Subordination Agreement”) with the Company and the Bank, whereby it expressly subordinated its rights under the New Unsecured Note to the Bank.

The principal balance of the New Unsecured Note is due at maturity on July 1, 2014.  Subject to the limitations in  the Subordination Agreement, interest will be paid semi-annually, except that accrued interest payments for the first thirteen months will be deferred until on or about August 15, 2010.  Thereafter, starting January 15, 2010, semi-annual interest payments will be scheduled on or about each January 15th and July 15th.  The amounts due under the New Unsecured Note will become due and payable upon the occurrence of customary events of default, provided, however, that the deferral of any payment in accordance with the Subordination Agreement will not constitute an event of default.  If permitted under the Subordination Agreement, the Company may pre-pay the New Unsecured Note, in whole or in part, without prepayment penalty or premium.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Twenty-five percent (25%) of the original principal amount of the New Unsecured Note, or $200,000, may be converted into shares of the Common Stock at $0.50 per share (the “Conversion Price”) at the option of the noteholder.  The number and kind of securities purchasable upon conversion and the Conversion Price are subject to customary adjustments for stock dividends, stock splits and other similar events.

Exchange Agreements

As part of the Recapitalization, the Company entered into a series of agreements on the Effective Date (the “Exchange Agreements”) pursuant to which it  (1) exchanged all of the outstanding shares of its Series A,  Series B and Series C  Preferred (collectively, the “Preferred Stock”) for shares of Common Stock, including the accrued but unpaid dividends thereon; (2) exchanged the outstanding principal of all but one of the Existing Unsecured Notes  for shares of  Common Stock; and (3) paid down 50% of the principal balance of all but two of the Secured Notes and the remaining Existing Unsecured Note with proceeds from the Term Loan, and then exchanged the remaining principal balance of such notes for shares of either Common Stock or a new, 5.5% dividend bearing, $0.01 par value Convertible Preferred Stock (“Series D Preferred”) and exchanged any accrued but unpaid interest on such notes for shares of Common Stock.  The Company also used proceeds from the Term Loan to redeem, in full, the two Secured Notes that were not the subject of Exchange Agreements (the “Redeemed Notes”), including all accrued but unpaid interest thereon.  The collateral for the Secured Notes was used for the new Bank Financing.

In particular, pursuant to the Exchange Agreements, the Company exchanged all of the 4,114 outstanding shares of Series A Preferred, all of the 1,985 outstanding shares of Series B Preferred, and of the 229 outstanding shares of Series C Preferred, including all accrued but unpaid dividends thereon, for 11,378,023 shares of Common Stock.  The Company also exchanged $475,000 of the aggregate principal amount outstanding on the Existing Unsecured Notes and the related accrued but unpaid interest for 1,327,586 shares of Common Stock.

In the Recapitalization, the Company paid a total of $4.87 million of the $8.86 million principal amount outstanding on the Secured Notes and paid $125,000 of the $250,000 principal amount outstanding on one Existing Unsecured Note in cash.  The Company exchanged the remaining balance on these notes, including the related accrued but unpaid interest, except for the Redeemed Notes, for 6,572,264 shares of Common Stock, 3,228 shares of its Series D Preferred and $800,000 in the New Unsecured Note.  The Common Stock was priced at $0.38 per share, which was greater than the closing bid price of the Common Stock on the Nasdaq Capital Market on the trading day immediately preceding the Effective Date.  The shares of Series D Preferred, which are convertible into 1,000 shares of Common Stock, were exchanged for $400 per share, or $0.40 per common share equivalent.  The $4.87 million principal repayment of the Secured Notes included the redemption, in full, of the Redeemed Notes, which had an aggregate principal amount of $875,000.  The Company also paid the $51,000 of accrued but unpaid interest on the Redeemed Notes in cash on the Effective Date.

Pursuant to the Exchange Agreements, the Company issued a total of 19,251,119 shares of Common Stock with a total aggregate value of $7.32 million and 3,228 shares of Series D Preferred with a total aggregate value of $1.29 million. Each share of Series D Preferred is convertible into 1,000 shares of the Common Stock at a price per share of $0.40 per share, $0.03 above the closing bid price of the Common Stock on June 29, 2009.

Philadelphia Brokerage Company (“PBC”), received fees of $380,000 in connection with the Recapitalization pursuant to a February 1, 2009, investment banking agreement between PBC and the Company.  PBC’s fees were paid with a combination of cash and securities, consisting of $280,000 in cash and shares of Common Stock.  For the securities, a total of 263,156 shares of Common Stock were issued to PBC on the Effective Date, priced at $0.38, the same price used for the Common Stock issued pursuant to the Exchange Agreements.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company’s officers and directors who had participated in the Company’s private offerings of the Series A Preferred Stock and Existing Unsecured Notes also participated in the Recapitalization.  The officers, including one member of the Board of Directors, participated in the exchange of Series A Preferred for shares of Common Stock on the same terms as all of the other holders of Series A Preferred.  In addition, a non-employee director holding an Existing Unsecured Note entered into an Exchange Agreement for his Existing Unsecured Note that was similar to those entered into by some holders of the Secured Notes, whereby he received a combination of cash, Series D Preferred Stock and Common Stock for his Existing Unsecured Note.

The officer exchanges of Series A Preferred for Common Stock were as follows: Richard E. Gathright, Chief Executive Officer, President and Chairman of the Board, exchanged 36 shares of Series A Preferred for 52,105 shares of Common Stock, and $592 in accrued but unpaid dividends for an additional 1,559 shares of Common Stock.  Michael S. Shore, Chief Financial Officer, Senior Vice President and Treasurer, exchanged 36 shares of Series A Preferred for 52,105 shares of Common Stock $592 in accrued but unpaid dividends for 1,559 shares of Common Stock.  Paul C. Vinger, Senior Vice President - Corporate Planning and Fleet Operations, exchanged 36 shares of Series A Preferred for 52,105 shares of Common Stock and $592 in accrued but unpaid dividends for 1,559 shares of Common Stock.  Gary G. Williams III, Senior Vice President - Commercial Operations, exchanged 18 shares of Series A Preferred for 26,053 shares of Common Stock and $296 in accrued but unpaid dividends for 779 shares of Common Stock.  Robert W. Beard, Senior Vice President - Marketing & Sales and Investor Relations Officer exchanged 10 shares of Series A Preferred for 14,474 shares of Common Stock and $165 in accrued but unpaid dividends for another 433 shares of Common Stock. Timothy E. Shaw, Senior Vice President - Information Services & Administration and Chief Information Officer, exchanged 10 shares of Series A Preferred for 14,474 shares of Common Stock and $165 in accrued but unpaid dividends for 433 shares of Common Stock.  L. Patricia Messenbaugh, Vice President - Finance & Accounting, Chief Accounting Officer and Principal Accounting Officer, exchanged 9 shares of Series A Preferred for 13,026 shares of Common Stock and $148 in accrued but unpaid dividends for 390 shares of Common Stock.

C. Rodney O’Connor, a non-employee director of the Company and the beneficial owner of 1,539,383 shares of Common Stock before the Recapitalization, was repaid 50% of the $250,000 principal amount outstanding on his Existing Unsecured Note in cash and exchanged the remaining 50% of the principal amount outstanding for 312 shares of the Company’s Series D Preferred.  In addition, Mr. O’Connor exchanged the $10,167 in accrued but unpaid interest for 26,754 shares of Common Stock.  After the Recapitalization, Mr. O’Connor was the beneficial owner of 1,466,768 shares of Common Stock, including 312,000 shares attributable to the conversion rights underlying his 312 shares of Series D Preferred Stock.

Deemed Dividend and Non-cash Inducement charge

 As a result of the Recapitalization, the Company redeemed all the outstanding Series A, Series B, and Series C preferred shares through the issuance of an aggregate of 11,047,504 common shares at the negotiated price of $0.38 per share, which was an amount lower than the original terms of the securities issuable.  As per EITF No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the Company reported the fair value of additional securities issued to the preferred shareholders as a non-cash deemed dividend of $1.75 million, which was a calculation of the difference between the 6,328,000 common shares that would have been issuable under the original conversion rights that existed in the convertible preferred shares and the 11,047,504 common shares issued at $0.38 cents upon the redemption exchange.  See Note 9 – Shareholders’ Equity.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Also in the Recapitalization, the Company extinguished a portion of the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of 5,330,658 shares and 1,249,999 shares of Common Stock, respectively, at the negotiated price of $0.38 per share, which was higher than the $0.37 per share closing bid price on the trading day immediately preceding the June 29, 2009 Recapitalization.  The original terms of the Notes allowed for a conversion of 50% of the August 2007 Notes and 100% of the September 2008 Notes into common stock.  The negotiated issuance price of $0.38 per share in the Recapitalization was based on then current market prices, and it was lower than the original conversion prices of $1.46 per share and $0.65 per share of the August 2007 Notes and the September 2008 Notes, respectively.  Since the extinguishment of the Notes through issuance of Common Stock was done at close to current market prices of the Common Stock, the Company issued an aggregate of 4,462,456 more shares than it would have issued for the convertible equivalent under the original terms of the Notes.

 Statement of Financial Accounting Standards No. 84, “Induced Conversion of Convertible Debt (as amended)”  (“FAS No. 84”), specifies the method of accounting for conversions of convertible debt to equity securities when the debtor induces conversion of the debt by offering additional securities or other consideration to convertible debt holders.  In accordance with FAS 84, an expense is recognized if and to the extent that “additional consideration is paid to debt holders for the purpose of inducing prompt conversion of the debt to equity securities (sometimes referred to as a convertible debt ‘sweetener’).”  While the Company’s purpose in effecting the June 2009 Recapitalization was to effect a complete restructuring of its debt and equity structure via a series of transactions that would have the effect of reducing its outstanding debt and future obligations and there was no intent to induce any conversion of the outstanding debt to common stock, a portion of the exchange  of the outstanding carrying value of $9.6 million in convertible debt for an equal aggregate value of cash, common stock and preferred stock is required by FAS 84 to be accounted for as an induced conversion of outstanding debt securities.  While we believe that the application of FAS No. 84 does not reflect the economic substance of the value exchanged in this portion of the Recapitalization transaction, we have reported the required non-cash charge for the difference between the number of common shares issued compared to the common shares that would have been issued under the original terms of the convertible debt instrument times the market price.

The Company understands that the accounting interpretation of FAS No. 84 is that an inducement occurs any time additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or intent of the parties to the transaction.  As a result, the application of FAS No. 84 to the exchange of existing convertible debt securities for common stock resulted in the recording of a non-cash “inducement” accounting charge of $1.65 million, which was a calculation of the difference between the 2,118,201 common shares that would have been issuable to the applicable note holder under the original conversion rights that existed in the convertible Notes and the 6,580,657 common shares exchanged at $0.38 cents upon the extinguishment.  The shares amounts include the impact of the July 6, 2009 transaction as describe in Note 15 – Subsequent Events.  This non-cash charge is deemed a financing expense to extinguish the Notes and it is included in the Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital and therefore the net impact has no effect to total Shareholder’s Equity.

5.	LINE OF CREDIT PAYABLE

On June 29, 2009, the Company completed the Recapitalization, described above in Note 4 – Recapitalization.  Concurrent with the Recapitalization, the Company and its principal lender amended the Company’s existing $25.0 million revolving line of credit to provide for a new, more favorable, $25.0 million loan facility, comprised of a three year $20.0 million revolver coupled with a new $5.0 million, 60 month, fully amortized term loan.  The Eighteenth Amendment to the Loan and Security Agreement between the Company and its principal lender also extended the renewal date of the revolving line of credit from July 1, 2009 to July 1, 2012, added the Company’s vehicles and field operating equipment as additional collateral, and modified several covenants in the loan agreement in a manner that the Company believes will be favorable to the Company.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company’s $20.0 million line of credit permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined.  Outstanding letters of credit reduce the maximum amount available for borrowing.  Outstanding borrowings under the line are secured by substantially all Company assets including its transportation fleet and related field equipment.

Interest is payable monthly based on a pricing matrix agreed with the bank.  At June 30, 2009, the interest rate for the line of credit was at LIBOR Floor of 0.75 plus 3.00%, or 3.75%.  As a result of the Eighteenth amendment, the applicable margin for subsequent periods will be determined quarterly based on a matrix with margins of 3.00% to 3.75% over the LIBOR lending rate determined by the Company meeting certain EBITDA to fixed charge coverage ratios, as defined.

As of June 30, 2009 and 2008, the Company had outstanding borrowings of $7.8 million and $19.8 million, respectively, under its line of credit.  The line of credit is classified as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements”. Based on eligible receivables and inventories, and letters of credit outstanding at June 30, 2009 and 2008, the Company had $2.4 million and $1.8 million, respectively, of cash availability under the line of credit.

The Company’s line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants.  At June 30, 2009, the financial covenants included a minimum daily availability of $750,000, a fixed charge coverage ratio of 1.1 to 1.0, and a capital expenditure limitation for fiscal year 2009 of $750,000.  At June 30, 2009 and 2008, the Company had a maximum amount of $1.75 million and $1.5 million, respectively, for which letters of credit could be issued.  At June 30, 2009 and 2008, $1.6 million and $1.35 million, respectively, had been issued in letters of credit.

Previously, in September 2008, the Company and its line of credit lender had entered into the Sixteenth Amendment and the Seventeenth Amendment to the loan and security agreement.  These amendments allowed for the issuance of unsecured promissory notes, extended the maturity date from December 31, 2008 to July 1, 2009, and modified the variable interest rate to a range of 0.75% to 2.75% over the prime lending rate based on the Company meeting certain fixed charge coverage ratios.

The Company’s new $25.0 million loan facility continues to require the Company to obtain the consent of the lender prior to incurring additional debt, or entering into mergers, consolidations or sales of assets.  Failure to comply with one or more of the covenants in the future could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition.  At June 30, 2009, the Company was in compliance with all the requirements of its covenants under the agreement.

6.	SHORT-TERM PROMISSORY NOTES

On November 19, 2007, the Company obtained an aggregate of $2.0 million in short-term notes from a small group of individual and institutional investors (the “November 2007 Notes”).  The proceeds were used for general working capital purposes.  The Company’s obligations under the November 2007 Notes were unsecured.  The November 2007 Notes originally had a six-month term maturing in May 2008, which was extended to July 2008.  The Company incurred $42,000 in issuance costs which were amortized over the term of the notes.  Interest payable on the outstanding principal balance of the November 2007 Notes was 1.5% per month.  The effective yield of these notes was 21.0%.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On February 29, 2008, the holders of the November 2007 Notes exchanged the entire $2.0 million principal balance, plus $6,000 of the accrued but unpaid interest thereon  into shares of the Company’s Series A Preferred Stock at $550 per share.  For additional information see Note 9, Shareholders’ Equity.  The issuance costs of $42,000 had a remaining unamortized balance of $24,000 which was written-off and recorded as a loss on extinguishment of promissory notes.

7.	LONG-TERM DEBT (INCLUDES TERM LOAN AND PROMISSORY NOTES)

Long-term debt consisted of the following on June 30 (in thousands):

	June 30,	June 30,
	2009	2008

June 2009 Term loan (the “Term Loan”), fully amortized, 60 monthly principal payments of approximately $83,000 commencing on August 1, 2009; variable interest due monthly, 4.5% at June 30, 2009; secured by substantially all Company assets; effective interest rate of 6.44%. For additional details, see below.	$5,000	$-

June 2009 unsecured convertible subordinated promissory note (the “June 2009 Note”) (5.5% interest due semi-annually, January 15 and July 15, beginning January 15, 2010; interest accrued for first 13 months deferred and due on or about August 15, 2010); matures July 1, 2014 in its entirety; effective interest rate of 6.27%. For additional details, see below.	800	-

August 2007 senior secured convertible subordinated promissory notes (the “August 2007 Notes” or the “Secured Notes”) (11.5% interest due semi-annually, January 1 and July 1); matured December 31, 2009 in its entirety; effective interest rate of 14.5% including cost of warrants and other debt issue costs. Fully extinguished on June 29, 2009 with the Recapitalization. For additional details, see below.	-	8,859

Unamortized debt discount	-	(65)

Total debt	5,800	8,794

Less: current portion	(917)	-

Long-term debt, net	$4,883	$8,794

August 2007 Notes

On August 8, 2007, the Company sold $11.8 million in debt and equity securities (the “August 2007 Offering”).  The Company used a portion of the proceeds of the August 2007 Offering to satisfy the balance of its outstanding secured promissory notes issued on August 29, 2003, January 25, 2005 and September 1, 2005 (the “Satisfied Notes”), and to lower the Company’s total senior secured convertible subordinated debt from $11.2 million to $10.6 million on August 8, 2007.  As a result of this transaction, the Company recorded a loss on extinguishment of promissory notes of $1.6 million consisting of the write-off of unamortized debt discount and debt costs, a pre-payment penalty, and a gain for the excess carrying value of the Notes over the extinguishment price.  See Note 7 – Long-term Debt – Gain/(Loss) of Extinguishment of  Promissory Notes, net.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In the August 2007 Offering, the Company sold $10.6 million in 11½% senior secured convertible subordinated promissory notes maturing in their entirety on December 31, 2009 (the “August 2007 Notes” or the “Secured Notes”), including $5.7 million sold to new institutional and private investors and $4.9 million to then current holders of the Company’s secured debt.  The Company paid a total commission of $400,000 to the placement agent, $94,000 of which was paid through the issuance of 63,327 shares of Common Stock at the offering price of $1.48 per share.  For information on the $1.2 million in equity securities sold in the August 2007 Offering, see Note 9 – Shareholders’ Equity.

The holders of the Notes had the right to convert up to fifty percent (50%) of the principal amount of the August 2007 Notes into shares of the Common Stock at $1.46 per share.  The Company registered the resale of the shares under the Securities Act of 1933, as amended, including the shares into which the August 2007 Notes may be converted and the shares obtained upon exercise of the warrants.  As a result of the conversion feature, the Company recorded $37,000 as a beneficial conversion feature which was being amortized under the effective interest method as a non-cash discount over the respective term of the debt.   As of June 30, 2009, there were no conversion share rights outstanding as the related Notes were satisfied in March 2008 and June 2009, as described below.

On March 12, 2008, some of the holders of the August 2007 Notes exchanged $1.75 million in principal balance of the August 2007 Notes, plus a portion of the accrued but unpaid interest thereon in the amount of $37,000 into shares of the Company’s Series B Preferred Stock at $900 per share.  For additional information see Note 9 – Shareholders’ Equity.  The Company recorded a loss on debt extinguishment of $84,000 consisting of the write off of unamortized deferred debt costs and unamortized discounts related to these notes.  See Note 7 – Long-Term Debt – Gain/(Loss) of Extinguishment of  Promissory Notes, net.

September 2008 Notes

On September 2, 2008, the Company sold $725,000 in 12% unsecured convertible promissory notes (the “September 2008 Notes” or the “Unsecured Notes”) maturing on September 1, 2010, to accredited investors, including a $250,000 participation by a related party.  The Company used the proceeds for working capital purposes, including the enhancement of short-term supplier credit.  The September 2008 Notes were unsecured and expressly subordinated to any amounts owed to the Company’s primary lender pursuant to a subordination agreement between the note holders and the lender.  The unpaid principal amount of the September 2008 Notes and the accrued but unpaid interest thereon may be converted into shares of our Common Stock at $0.65 per share, which was above the market price of the Common Stock on the date of the offering.

Deferral of interest

In January 2009, the holders of the August 2007 Notes agreed to defer the $519,000 interest payment originally due on the August 2007 Notes from January 1, 2009, to April 15, 2009.  As consideration for this deferral, the Company paid a deferral fee equal to 1% of the outstanding principal balance, or $88,000, of which 50% was paid in cash, with the remainder satisfied through issuance of unregistered shares of Common Stock.  For purposes of determining the number of shares to be issued for the stock portion of the deferral fee or upon conversion of the Payment, shares were valued at $0.29 per share, the official closing price on the Nasdaq Stock Market on January 22, 2009, the trading day immediately preceding the effective date of the Agreements.  An aggregate of 158,328 unregistered shares of Common Stock were issued to Holders, either as part of the deferral fee or for conversion of the Payment of any interest.

In March 2009, the holders of the September 2008 Notes agreed to defer the $44,000 interest payment originally due March 1, 2009, until April 15, 2009.  As consideration for the deferral, the Company paid a deferral fee equal to 1% of the outstanding principal balance, or $7,000, of which 50% was paid in cash, with the remainder satisfied through issuance of 12,499 unregistered shares of Common Stock.  The Common Stock was valued at $0.29 per share, which was the same price used for the Deferral Fee on the August 2007 Notes.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Recapitalization – Extinguishment of August 2007 Notes and September 2008 Notes, Issuance of New Term Loan and June 2009 Notes

On June 29, 2009, as a result of the Recapitalization described in Note 4 – Recapitalization, the Company restructured all of its debt and equity.  In connection therewith, the Company and its principal lender amended the Company’s existing $25.0 million revolving line of credit agreement to provide for a new $25.0 million loan facility, which included a new $5.0 million fully amortized 60 month term loan (the “Term Loan”).  The proceeds of the Term Loan were used to pay down $4.867 million of the August 2007 Notes and $125,000 of the September 2008 Notes.  The interest on the Term Loan is payable monthly and the interest rate is based on a pricing matrix with  margins of 3.75% to 4.50% over the LIBOR lending rate determined by the Company meeting certain EBITDA to fixed charge coverage ratios, as defined.  At June 30, 2009, the interest rate was 4.50%.

Also as part of the June 29, 2009 Recapitalization, the Company entered into various agreements with the Company’s existing debt and equity investors that extinguished all of its existing non-bank debt and outstanding preferred stock.

In particular, the Company extinguished the $8.9 million outstanding principal balance of the August 2007 Notes as follows (in thousands):

Cash	$4,867
Issuance of Preferred Stock D	1,166
Issuance of Common Stock	2,026
Issuance of June 2009 Note	800

Total	$8,859

The Company used the majority of the proceeds from the Term Loan to extinguish $4.9 million of the August 2007 Notes. The Company extinguished $1.2 million of the August 2007 Notes through the issuance of 2,916 shares of Series D Convertible Preferred Stock (“Preferred Stock D”) at $400 per share.   Each preferred share is convertible into 1,000 shares of Common Stock at $0.40 per share.    The Company extinguished $2.0 million of the August 2007 Notes through the issuance of 5,330,658 shares of Common Stock at $0.38 per share.   The Company extinguished $800,000 of the August 2007 Notes through the issuance of a new, unsecured convertible subordinated promissory note in the principal amount of $800,000 (the “June 2009 Note”).  See Note 4 – Recapitalization – New Unsecured Note.

Additionally, the Company extinguished the $725,000 of the September 2008 Notes as follows (in thousands):

Cash	$125
Issuance of Preferred Stock D	125
Issuance of Common Stock	475

Total	$725

The Company used part of the proceeds from the new $5.0 million Term Loan to extinguish $125,000 of the September 2008 Notes. The Company extinguished $125,000 of the September 2008 Notes through the issuance of 312 shares of Series D Convertible Preferred Stock at $400 per share.  Each preferred share is convertible into 1,000 shares of Common Stock at $0.40 per share.  The Company extinguished $475,000 of the September 2008 Notes through the issuance of 1,249,999 shares of Common Stock at $0.38 per share.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company incurred $770,000 in fees related to the Recapitalization, of which $267,000 were recorded to equity and $503,000 as debt issuance costs.  The placement agent received $380,000 in fees, which were paid in common shares and $280,000 in cash.  For the common shares, a total of 263,156 shares of Common Stock were issued on June 29, 2009, priced at $0.38, the same price used for the Common Stock issued pursuant to the exchange agreements.

Gain/(Loss) on Extinguishment of Promissory Notes, net

               Fiscal Year 2009

In fiscal 2009, as a result of the extinguishment of the August 2007 Notes in the Recapitalization, the remaining unamortized debt costs of $118,000 and unamortized debt discounts of $23,000 related to the exchanged notes were written off as losses on extinguishment of debt.

As a result of recording at fair value the Common Stock and the Series D Preferred Stock issued to extinguish a portion of the August 2007 Notes and the September 2008 Notes, the Company recorded gains on extinguishment of $145,000, and $23,000, respectively.  The fair value of the Common Stock was estimated using the closing market bid price of the day prior to the June 29, 2009 transaction, which was $.037 per share.  Since the shares were exchanged at $0.38, the $0.01 premium per share resulted in a gain.  The fair value of the preferred stock was estimated taking into consideration the fair value of the convertible common shares, the premium derived from a $0.40 conversion price and the fair value of the dividend component, all of which resulted in a fair value of $0.37 per share.  The gains recorded were the result of an excess of the carrying value of the notes over the fair value of the Common Stock and Preferred Stock issued.

              Fiscal Year 2008

In connection with the issuance of certain promissory notes in August 2003, January 2005 and September 2005 Notes, which were redeemed on August 8, 2007, the Company had recorded unamortized debt discounts that were being amortized under the effective interest method as non-cash interest expense over the respective term of the debt issued.  These were non-cash discounts related to the valuation of the Common Stock warrants issued to the note holders and the placement agent in the financing transactions that did not reduce the amount of principal cash repayments required to be made by the Company.  As a result of the early redemption of these promissory notes on August 8, 2007, the Company recorded net losses on extinguishment of $1.6 million in the consolidated statements of operations.

In connection with the November 2007 Notes, the Company incurred $42,000 in issuance costs, which were amortized over the term of the notes.  As a result of the exchange of the notes for Series A Preferred Stock in February 2008, the unamortized issuance costs amount of $24,000 were written off and recorded as loss on extinguishment.

Additionally, in connection with the August 2007 Notes, the Company recorded unamortized debt discounts of $112,000, which were amortized as non-cash interest expense over the term of the notes, related to the valuation of the Common Stock warrants issued to the noteholders.  As a result of the exchange of the August 2007 Notes for Series B Preferred Stock in March 2008, the unamortized debt discount costs of $15,000 related to the exchanged notes were recorded as part of a loss on extinguishment of debt along with the write off of $69,000 of unamortized debt costs.

   The following summarizes the components of the net (gain)/loss on extinguishment of promissory notes as recorded in the fiscal 2009 and 2008 consolidated statements of operations (in thousands):

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Year Ended
June 30, 2009
Write offs of costs and gain related to exchanged August 2007 Notes under the Recapitalization:
Unamortized debt costs	$118
Unamortized debt discounts	23
Gain on extinguishment of August 2007 Notes	(145)
Gain on extinguishment of September 2008 Notes	(23)
Gain on extinguishment of promissory notes, net	$(27)

Year Ended
June 30, 2008
Write offs of costs and gain related to the refinancing of the August 2003,January 2005 and September 2005 Notes:
Unamortized debt costs	$443
Unamortized debt discounts	978
Cash pre-payment penalty	270
Gain on extinguishment	(50)
Write off of unamortized debt costs related to the exchanged November 2007 Notes for Preferred Stock Series A	24
Write offs related to exchanged August 2007 Notes for Preferred Stock Series B:
Unamortized debt costs	69
Unamortized debt discounts	15
Loss on extinguishment of promissory notes, net	$1,749

To the extent that the gain or loss and the non-cash FAS 84 inducement on extinguishment of convertible notes constitutes the recognition of previously deferred interest or finance cost, it is considered interest expense or income for the calculation of certain interest expense or income amounts.

Non-cash FAS 84 inducement on extinguishment of promissory notes

Also in the Recapitalization, the Company extinguished a portion of the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of 5,330,658 shares and 1,249,999 shares of Common Stock, respectively, at the negotiated price of $0.38 per share, which was higher than the $0.37 per share closing bid price on the trading day immediately preceding the June 29, 2009 Recapitalization.  The original terms of the Notes allowed for a conversion of 50% of the August 2007 Notes and 100% of the September 2008 Notes into common stock.  The negotiated issuance price of $0.38 per share in the Recapitalization was based on then current market prices, and it was lower than the original conversion prices of $1.46 per share and $0.65 per share of the August 2007 Notes and the September 2008 Notes, respectively.  Since the extinguishment of the Notes through issuance of Common Stock was done at close to current market prices of the Common Stock, the Company issued an aggregate of 4,462,456 more shares than it would have issued for the convertible equivalent under the original terms of the Notes.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Statement of Financial Accounting Standards No. 84, “Induced Conversion of Convertible Debt (as amended)”  (“FAS No. 84”), specifies the method of accounting for conversions of convertible debt to equity securities when the debtor induces conversion of the debt by offering additional securities or other consideration to convertible debt holders.  In accordance with FAS No. 84, an expense is recognized if and to the extent that “additional consideration is paid to debt holders for the purpose of inducing prompt conversion of the debt to equity securities (sometimes referred to as a convertible debt ‘sweetener’).”  While the Company’s purpose in effecting the June 2009 Recapitalization was to effect a complete restructuring of its debt and equity structure via a series of transactions that would have the effect of reducing its outstanding debt and future obligations and there was no intent to induce any conversion of the outstanding debt to common stock, a portion of the exchange  of the outstanding carrying value of $9.6 million in convertible debt for an equal aggregate value of cash, common stock and preferred stock is required by FAS No. 84 to be accounted for as an induced conversion of outstanding debt securities.  While we believe that the application of FAS No. 84 does not reflect the economic substance of the value exchanged in this portion of the Recapitalization transaction, we have reported the required non-cash charge of approximately $1.65 million for the difference between the number of common shares issued compared to the number of common shares that would have been issued under the original terms of the convertible debt instrument, times the market price on the conversion date.

The Company understands that the accounting interpretation of FAS No. 84 is that an inducement occurs any time additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or intent of the parties to the transaction.  As a result, the application of FAS No. 84 to the exchange of existing convertible debt securities for common stock resulted in the recording of a non-cash “inducement” accounting charge of $1.65 million, which was a calculation of the difference between the 2,118,201 common shares that would have been issuable to the applicable note holder under the original conversion rights that existed in the convertible Notes and the 6,580,657 common shares exchanged at $0.38 cents upon the extinguishment.  The shares amounts include the impact of the July 6, 2009 transaction as describe in Note 15 – Subsequent Events.  This non-cash charge is deemed a financing expense to extinguish the Notes and it is included in the Consolidated Statements of Operations and with a corresponding increase in Additional paid-in capital and therefore the net impact has no effect to total Shareholder’s Equity.

Future debt payments

Future debt payments as of June 30, 2009 are (in thousands):

Year Ending	Debt
June 30,	Payments

2010	$917
2011	1,000
2012	1,000
2013	1,000
2014	1,000
Thereafter	883
Total	$5,800

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

8.           WARRANTS

September 2005 Warrants

On September 1, 2005, the Company raised $3.0 million and issued 360,000 four-year detachable warrants to purchase the Company’s Common Stock at an exercise price of $2.28 per share.  During the year ended June 30, 2006, 284,160 warrants were exercised for gross proceeds of $647,885.  At June 30, 2009, the warrant holders had a balance of 75,840 warrants available to exercise into common shares.  None of these remaining warrants were exercised prior to their expiration on August 31, 2009.

February 2007 Warrants

On February 15, 2007, the Company raised $3.3 million through a private placement offering of its Common Stock and issued warrants to purchase 423,800 shares of the Company’s Common Stock at an exercise price of $1.52 per share.  In addition, the placement agent received additional warrants to purchase 130,955 shares of the Company’s Common Stock at an exercise price of $1.90 per share.  The warrants will terminate on the earliest of the fourth anniversary of the offering closing date or the week after the Common Stock trades at 200% of the exercise price for twenty consecutive days.  As of June 30, 2009, these warrants remain outstanding.

August 2007 Warrants

In conjunction with the August 8, 2007 promissory notes and equity offering, further described in Note 7 – Long-Term Debt and Note 9 – Shareholders’ Equity, the Company issued four-year detachable warrants to the noteholders to purchase 39,528 shares of the Company’s Common Stock at an exercise price of $1.752 per share.  In addition, the placement agent received additional warrants to purchase 39,526 shares of the Company’s Common Stock at an exercise price of $1.752 per share.  As of June 30, 2009, these warrants remain outstanding.

9.           SHAREHOLDERS’ EQUITY

On August 8, 2007, the Company sold $11.8 million in debt and equity securities (the “August 2007 Offering”).  The Company used a portion of the proceeds to satisfy the balance of its outstanding secured promissory notes issued on August 29, 2003, January 25, 2005 and September 1, 2005, respectively.

In the August 2007 Offering, the Company issued 853,869 shares of Common Stock (the “Shares”), which consisted of 790,542 sold to a group of investors and 63,327 issued to the placement agent for transaction costs.   Additionally, the Company sold 39,528 four year warrants to purchase Common Stock at $1.752 per share (the “Warrants”) to the group of investors.  The Shares and Warrants were sold at $1.48 per Share and one twentieth of a Warrant, or $29.60 for twenty (20) Shares and one (1) Warrant, for net equity proceeds of $1.2 million.  The Company incurred transaction costs of $639,000 of which $123,000 were recorded to equity and $516,000 to debt, allocated on a percentage basis.  Included in these transaction costs were commissions of $400,000 paid to the placement agent for the offering, $94,000 of which was paid through the issuance of the 63,327 shares of our Common Stock at the offering price of $1.48 per share, along with 39,528 warrants with the same terms as the Warrants sold to investors.

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

In September 2008 and January 2009, the holders of an aggregate of 382 and 91 shares of the Company’s Series A Preferred Stock, respectively, elected to convert those shares at the 1 to 1000 conversion ratio set by the Certificate of Designation for the Series A into an aggregate of 382,000 and 91,000 shares of the Common Stock, respectively.

On June 29, 2009, as part of the Company’s recapitalization described in Note 4 – Recapitalization, the August 2007 Notes and the September 2008 Notes were extinguished with a portion of preferred stock as:

	Amount	Preferred Stock
	(in thousands)	Series D Issued (Shares)
To extinguish a portion of the August 2007 Notes	$1,166	2,916
To extinguish a portion of the September 2008 Notes	125	312
Total	$1,291	3,228

The Preferred Stock Series D were issued at $400 per share.  Each preferred share is convertible into 1,000 shares of Common Stock at $0.40 per share.

Also on June 29, 2009, to complete the extinguishment of the Company’s existing debt, and the exchange of the Preferred Stock Series A, B, and C, as described in Note 4 – Recapitalization, the Company issued the following number of shares of Common Stock:

	Amount	Common
	(In thousands)	Stock Issued (Shares)
To extinguish a portion of the August 2007 Notes	$2,026	5,330,658
To extinguish a portion of the September 2008 Notes	475	1,249,999
To extinguish 4,114 shares outstanding of Preferred Stock Series A	2,262	5,954,476
To extinguish 1,985 shares outstanding of Preferred Stock Series B	1,787	4,701,317
To extinguish 229 shares outstanding of Preferred Stock Series C	149	391,711
Total	$6,699	17,628,161

The common shares were issued at $0.38 per share, which was $0.01 higher than the closing market bid price of the day prior to the transaction date.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Prior to the Recapitalization, the holders of the Preferred Stock had the right to convert each share of the preferred stock into 1,000 common shares at $0.55, $0.90, and $0.65 for the Series A, Series B and Series C, respectively.  As a result of the Recapitalization, the Company redeemed all the outstanding preferred shares Series A, Series B, and Series C through the issuance of an aggregate of 11,047,504 common shares at the negotiated price of $0.38 per share, which was an amount lower than the original terms of the securities.  As per EITF No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the Company reported the fair value of the additional securities issued to the preferred shareholders as a non-cash deemed dividend of $1.75 million which was a calculation of the difference between the 6,328,000 common shares that would have been issuable under the conversion rights that existed in the convertible preferred shares at a weighted average price of $0.66 and the 11,047,504 common shares issued at $0.38 cents upon the redemption exchange times the market price on the conversion date.

Also in the Recapitalization, the Company extinguished a portion of the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of 5,330,658 shares and 1,249,999 shares of Common Stock, respectively, at the negotiated price of $0.38 per share, which was higher than the $0.37 per share closing bid price on the trading day immediately preceding the June 29, 2009 Recapitalization.  The original terms of the Notes allowed for a conversion of 50% of the August 2007 Notes and 100% of the September 2008 Notes into common stock.  The negotiated issuance price of $0.38 per share in the Recapitalization was based on then current market prices, and it was lower than the original conversion prices of $1.46 per share and $0.65 per share of the August 2007 Notes and the September 2008 Notes, respectively.  Since the extinguishment of the Notes through issuance of Common Stock was done at close to current market prices of the Common Stock, the Company issued an aggregate of 4,462,456 more shares than it would have issued for the convertible equivalent under the original terms of the Notes.

 Statement of Financial Accounting Standards No. 84, “Induced Conversion of Convertible Debt (as amended)”  (“FAS No. 84”), specifies the method of accounting for conversions of convertible debt to equity securities when the debtor induces conversion of the debt by offering additional securities or other consideration to convertible debt holders.  In accordance with FAS No. 84, an expense is recognized if and to the extent that “additional consideration is paid to debt holders for the purpose of inducing prompt conversion of the debt to equity securities (sometimes referred to as a convertible debt ‘sweetener’).”  While the Company’s purpose in effecting the June 2009 Recapitalization was to effect a complete restructuring of its debt and equity structure via a series of transactions that would have the effect of reducing its outstanding debt and future obligations and there was no intent to induce any conversion of the outstanding debt to common stock, a portion of the exchange  of the outstanding carrying value of $9.6 million in convertible debt for an equal aggregate value of cash, common stock and preferred stock is required by FAS No. 84 to be accounted for as an induced conversion of outstanding debt securities.  While we believe that the application of FAS No. 84 does not reflect the economic substance of the value exchanged in this portion of the Recapitalization transaction, we have reported the required non-cash charge of approximately $1.65 million for the difference between the number of common shares issued compared to the number of common shares that would have been issued under the original terms of the convertible debt instrument, times the market price on the conversion date.

The Company understands that the accounting interpretation of FAS No. 84 is that an inducement occurs any time additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or intent of the parties to the transaction.  As a result, the application of FAS No. 84 to the exchange of existing convertible debt securities for common stock resulted in the recording of a non-cash “inducement” accounting charge of $1.65 million, which was a calculation of the difference between the 2,118,201 common shares that would have been issuable to the applicable note holder under the original conversion rights that existed in the convertible Notes and the 6,580,657 common shares exchanged at $0.38 cents upon the extinguishment.  The shares amounts include the impact of the July 6, 2009 transaction as describe in Note 15 – Subsequent Events.  This non-cash charge is deemed a financing expense to extinguish the Notes and it is included in the Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital and therefore the net impact has no effect to total Shareholder’s Equity.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company incurred $770,000 in fees related to the Recapitalization, of which $267,000 were recorded to equity and $503,000 as debt issuance costs.  The placement agent received $380,000 in fees, with an estimated fair value of $377,000, which were paid in cash and securities, consisting of $280,000 in cash and shares of Common Stock.   For the securities, a total of 263,156 shares of Common Stock were issued on June 29, 2009, priced at $0.38, the same price used for the Common Stock issued pursuant to the exchange agreements of June 29, 2009.  These securities had a fair value of $97,000 since the closing bid market price was $0.37, lower than the issuance price of $0.38.

Certificates of Designation of Preferred Stock

The Company filed with the Secretary of State of Delaware the Certificates of Designation of the Series A, Series B, Series C, and Series D Convertible Preferred Stock (the “Certificates”).  The Certificates authorize the issuance of up to 10,000, 2,000, 2,000 and 5,000 shares of Series A, Series B, Series C, and Series D Preferred Stock (the “Preferred Stock”), respectively, which have such rights, qualifications, limitations and restrictions as are set forth in the Certificates. Because of the June 29, 2009, Recapitalization, there are no longer any outstanding shares of  Series A, B or C Preferred, but the Company’s Board of Directors retains the right to issue any of the authorized but unissued shares of such Series, including the reissuance of shares that were previously issued, cancelled or redeemed.

The Preferred Stock ranks senior to the Common Stock as to both the payment of dividends and the distribution of assets.  The Preferred Stock is on parity and will be on parity with the holders of any other series of preferred stock that may be issued in the future.  Upon liquidation, dissolution or winding up of the Company, holders of the Preferred Stock are entitled to be paid out of the assets of the Company an amount per share of the Preferred Stock equal to the greater of: (i) the original issue price of the Preferred Stock, plus all accumulated but unpaid dividends; or (ii) the fair market value of the Preferred Stock on an as-converted to Common Stock basis, plus all accumulated but unpaid dividends.  If upon liquidation, the assets of the Company are insufficient to make payment in full, then such assets will be distributed ratably in proportion to the full amounts to which each Preferred Stockholder would have been entitled.  Each holder of the Preferred Stock is entitled to one vote per share of Preferred Stock at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company.

Each share of Series D Preferred Stock is currently convertible, at the option of the holder, into 1,000 shares of Common Stock based on a conversion price equal to $0.40 per share of Common Stock.  If and when issued, each share of Series A, B and C Preferred would be convertible into 1,000 shares of Common Stock at a conversion price equal to $0.55, $0.90 and $0.65, respectively.  All of the conversion prices of the Preferred Stock are subject to adjustment for stock dividends, stock splits and other similar recapitalization events.

In addition, if and when issued, shares of Series A, Series B, and Series C, respectively, would automatically be converted into shares of Common Stock, based on the then-effective conversion price, if:

(A)
the closing price of the Common Stock on the primary trading market for the Common Stock were equal to or greater than two times the conversion price then in effect for such Series (the “Automatic Conversion Price”), for  twenty (20) consecutive business days, or

(B)	upon the election of sixty-six and two-thirds percent (66 2/3%) of the outstanding shares of the applicable Series, or
(C)
upon a firmly underwritten, SEC registered, public offering of Common Stock by the Company  at a price per share price is at least two times the Automatic Conversion Price of the applicable Series with gross proceeds of at least ten million dollars ($10,000,000).

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

For the Series A Preferred Stock, the automatic conversion would also occur upon the closing of an Acquisition or an Asset Transfer (as these terms are defined in the Series A Certificates) that results in the holders of the Series A Preferred Stock receiving cash consideration per share not less than the Series A Automatic Conversion Price.  The Company has no automatic conversion rights on the Series D Preferred Stock.  There are no corresponding automatic conversion provisions for the Series D Preferred.

The Company may redeem any of the Preferred Stock at any time, upon ten (10) days notice, by payment of the original issue price plus any accumulated but unpaid dividends.  In the event of a partial redemption, the Company is not required to redeem the shares held by various shareholders on a pro rata or similar basis but may select, in its sole discretion, which shares to redeem.

Dividends are payable on the Preferred Stock in cash when, as and if declared by the Board of Directors, but only out of funds that are legally available.  The dividend rate for the cumulative dividends on the Series A, B and C Preferred was eighteen percent (18%) per annum of the Original Issue Price until the Company achieved positive Earnings Before Interest, Taxes, Depreciation and Amortization for two consecutive fiscal quarters, when the rate was changed to twelve percent (12%) in December 2008.  Cumulative Dividends on the Series D Preferred Stock are payable when, as and if declared by the Board of Directors, but only out of funds that are legally available, at the rate of 5.5% per annum of the sum of the Original Issue Price per share, in cash or, under specified circumstances, in the form of shares of a new class of Preferred Stock that is substantially identical to the Series D Preferred except that it shall be nonvoting (“New Preferred Stock”), if the Company so elects.  In particular, during the first year following the original issuance of the Series D Preferred on June 29, 2009, the Company may elect to pay dividends of the Series D Preferred in New Preferred Stock and in subsequent years, the Company may so elect only if its principal lender at the time has directed or advised the Company not to pay a dividend in cash.  The first dividend for the Series D Preferred Stock would be payable, in cash or New Preferred Stock, in August 2010, and on or about July 15 in subsequent years.  Dividends on Preferred Stock are cumulative from the date of the original issuance of the Preferred Stock.  Accumulated unpaid dividends on Preferred Stock do not bear interest.

During fiscal 2009, the Company declared $577,000 in cumulative dividends on the Series A, Series B, and Series C Preferred Stock, all of which were paid or satisfied as of June 30, 2009.  Prior to the final satisfaction of all dividend obligations on the Series A, B and C Preferred Stock on June 29, 2009, the Company entered into an agreement with the holders of the Series A, Series B, and Series C Preferred Stock on May 5, 2009, to satisfy the dividends due for the quarters ended December 31, 2008, and March 31, 2009, through the issuance of unregistered shares of the Common Stock valued at $0.23 per share.  The Company issued a total of 1,111,091 shares of Common Stock to the holders of Series A, B and C Preferred in lieu of paying the $256,000 in cash dividends accumulated during the quarters ended December 31, 2008, and March 31, 2009.

 On June 29, 2009, the Company and the holders of the Series A, Series B, and Series C Preferred agreed to satisfy the dividends due for the quarter ended June 30, 2009 through the issuance of shares of Common Stock of the Company.  For purposes of determining the number of shares to be issued for the unpaid dividends, shares were valued at $0.38 per share, which was higher than the $0.37 closing bid price on the Nasdaq Stock Market on the preceding trading day.  The Company issued 330,519 shares of Common Stock to the holders of Series A, B and C Preferred in lieu of paying the $126,000 in cash dividends accumulated during the quarter ended June 30, 2009.

Issuance of Common Shares for Payment of Interest and Deferral Fee for August 2007 and September 2008 Notes

In January 2009, the Company issued 158,328 unregistered shares to Holders of the August 2007 Notes, either as part of the deferral fee or for conversion of the payment of unpaid interest on the August 2007 Notes.  See Note 7 – Long-Term Debt

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In March 2009, the Company issued 12,499 unregistered shares of the Company’s Common Stock to the Holders of the September 2008 Notes as part of the deferral fee on the interest on the September 2008 Notes.   See Note 7 – Long-Term Debt.

In June 2009, the Company issued 1,292,439 unregistered shares of the Company’s Common Stock to the Holders of the August 2007 and September 2008 Notes as part of the Recapitalization in lieu of the payment of $490,000 in outstanding interest.   See Note 7 – Long-Term Debt.

10.	STOCK OPTIONS

Employee Stock Options

The Company has two employee option plans, the “1996 Plan” and the “2000 Plan”.   The purpose of the 1996 Plan and the 2000 Plan is to provide an incentive to attract, motivate and retain qualified competent employees whose efforts and judgment are important to the Company’s success through the encouragement of the ownership of stock by such persons.

Under the 1996 Plan, 500,000 shares of Common Stock were reserved for issuance upon exercise of options granted.  Since the Board of Directors has determined that no additional options will be granted under the 1996 Plan, no options to purchase shares of stock are available to be granted under this plan.  Options granted under the 1996 Plan expire no later than ten years from the date of grant.  As of June 30, 2009, the 1996 Plan has 19,500 shares outstanding, all of which are fully vested and have a weighted average exercise price of $7.63 and a weighted average remaining contractual life of 0.25 years.

Under the 2000 Plan, 2,500,000 shares of Common Stock are reserved for issuance to employees, including officers and directors, consultants and non-employee directors upon the exercise of options. Options granted under the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant.  As of June 30, 2009, options to purchase 927,200 shares of stock were available to be granted under the 2000 Plan.

While the Company has historically granted options under the 2000 Plan only to employees of the Company and its subsidiaries, when the shares reserved for the Directors Plan (discussed below) were exhausted in July 2008, the Compensation Committee resolved to make the automatic grants of fully vested options to non-employee members of the Board of Directors from the 2000 Plan until such time as there were additional shares available to resume such automatic grants under the Directors Plan.  On November 20, 2008, the stockholders approved an increase in the amount of shares of Common Stock reserved for issuance under the Directors Plan to 500,000.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the stock option transactions under both plans discussed above:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	1996 and	Exercise	Contractual	Value
	2000 Plans	Price	Term	(In Thousands)

Outstanding at June 30, 2008	1,647,452	$1.78	5.28	$-

Granted	19,000	$0.33
Cancelled	147,552	$3.16
Exercised	-	$-

Outstanding at June 30, 2009	1,518,900	$1.62	4.24	$-

Exercisable	1,301,100	$1.68	3.57	$-

Available for future grant (2000 Plan only)	927,200

The weighted average grant date fair value of stock options granted during the years ended June 30, 2009 and 2008, was $0.32 and $1.11, respectively.  For the years ended June 30, 2009 and 2008, there were no stock options exercised.

As of June 30, 2009, there was $136,000 of total unrecognized compensation cost related to unvested share options granted under the plans.  That cost is expected to be recognized over a weighted-average period of 1.1 year.

The following table summarizes information about stock options outstanding under both plans as of June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	of Shares	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$ .00 to $0.94	32,000	9.16	$0.50	14,000	$0.43
$ .95 to $1.89	1,322,400	3.93	$1.44	1,122,600	$1.45
$1.90 to $2.84	74,500	6.30	$2.49	74,500	$2.49
$2.85 to $3.79	70,500	6.66	$3.04	70,500	$3.04
$7.60 to $8.54	19,500	0.25	$7.63	19,500	$7.63
Total	1,518,900			1,301,100

The fair value of the stock options that vested was $404,000 and $394,000 in fiscal year 2009 and 2008, respectively.

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

Under the Directors’ Plan, 500,000 shares of Common Stock are reserved for issuance upon the exercise of options granted.  Each non-employee who serves as a member of the Company’s board of directors as of the effective date of the Directors’ Plan, and each non-employee who is elected or otherwise appointed as one of the Company’s directors thereafter, will receive a fully vested option to purchase 20,000 shares of stock.  On the last day of each fiscal quarter while the Directors’ Plan is in effect, each non-employee director will receive an additional grant of an option to purchase 1,500 shares of stock.  Further, in accordance with the Directors’ Plan, additional options may be granted to non-employee directors from time to time.  Options to purchase 376,650 shares of Common Stock are outstanding at June 30, 2009 under the Directors’ Plan and 123,350 shares of stock are available to be granted in the future.

Options granted under the Directors’ Plan expire no later than ten years from the date of grant and are, with limited exceptions, exercisable as of the grant date.  All outstanding options under the Directors’ Plan as of June 30, 2009 are fully vested.

The following table summarizes the stock option activity under the Directors’ Plan for the periods indicated:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	2001 Plan	Price	Term	(In Thousands)

Outstanding at June 30, 2009	349,650	$1.66	5.31	$-

Granted	27,000	$0.25
Cancelled	-	$-
Exercised	-	$-

Outstanding at June 30, 2009	376,650	$1.56	4.70	$-

Exercisable	376,650	$1.56	4.70	$-

Available for future grant	123,350

The weighted average grant date fair value of Directors’ stock options granted during the years ended June 30, 2009 and 2008, was $0.22 and $0.77, respectively.  For the years ended June 30, 2009 and 2008, there were no stock options exercised.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes information about the Directors’ stock options outstanding under the Plan as of June 30, 2009:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	of Shares	Life (years)	Price
$0.00 to $0.94	54,125	8.95	$0.51
$0.95 to $1.89	255,100	3.32	$1.50
$1.90 to $2.84	59,925	6.51	$2.55
$2.85 to $3.80	7,500	6.38	$3.30
Total	376,650

The fair value of the stock options that vested was $6,000 and $25,000 in fiscal year 2009 and 2008, respectively.

For the year ended June 30, 2009 and 2008, the Company recorded amortization of stock compensation expense, with a correlating increase to shareholder’s equity, in the amount of $292,000, and $504,000, respectively.

11.	SIGNIFICANT CUSTOMERS AND VENDORS

In fiscal year 2009, revenue from one customer accounted for 10% of the Company’s consolidated petroleum product revenues.  In fiscal year 2008, no single customer had revenues over 10%.

During fiscal years 2009 and 2008, the Company had two and three vendors, respectively, that each year represented more than 10% of cost of sales under a non contractual, at will business arrangement which can be terminated by either party at any time.  The vendors accounted for 47%, and 43%, of total cost of sales during fiscal years 2009 and 2008, respectively.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

12.	INCOME TAXES

The components of the provision for federal and state income taxes are summarized as follows (in thousands):

	Year Ended June 30,
	2009	2008
Current:
State	$(32)	$-
Income tax provision	$(32)	$-

The actual tax benefit of the Company for the years ended June 30, 2009 and 2008 differs from the statutory Federal tax rate of 34%, due to the following (in thousands):

	Year Ended June 30,
	2009	2008
Expected benefit for income taxes at the statutory Federal income tax rate of 34%	$784	$2,301
Deferred tax valuation allowance	494	(1,843)
State income taxes, net of federal benefit	21	12
Effect of FIN 48	34	(360)
Net operating loss carryforward adjustment	(345)	43
Other, net	-	15
Change in tax rate	38	95
Nondeductible expenses	(1,058)	(263)
Benefit (provision) for income taxes	$(32)	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their income tax bases, and operating loss carryforwards.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2009 and 2008 are presented below (in thousands):

	June 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$10,693	$11,259
Reserves and allowances	365	435
Intangible assets	211	159
Stock-based compensation expense	679	602
Accrued expenses and deferred income	175	386
Other	69	55

Total gross deferred tax assets	12,192	12,896

Less: valuation allowance	(10,333)	(10,827)

Total deferred tax assets	1,859	2,069

Deferred tax liabilities:
Property and equipment	(1,859)	(2,069)

Total deferred tax liabilities	(1,859)	(2,069)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon generating sufficient taxable income in future periods. FAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if, based on management’s analysis, it is more likely than not, that some portion or all of the deferred tax assets, will not be realized. After consideration of all the information available, management has determined that a $10.3 million and $10.8 million valuation allowance at June 30, 2009 and 2008, respectively, is necessary to reduce the deferred tax assets to the amount that will likely be realized.

As required by the provisions of Financial Accounting Standards (“FAS”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which clarifies FAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	June 30,
	2009	2008
Balance - beginning of period	$777	$847
Additions based on tax positions related to the current year	16	12
Additions for tax positions of prior years	-	57
Reductions for tax positions of prior years	-	(54)
Reductions as a result of lapse of applicable statute of limitations	(34)	(85)
Balance - end of period	$759	$777

  At June 30, 2009 and 2008, the amount of unrecognized tax benefits was approximately $759,000 and $777,000 respectively, of which approximately $326,000 and $360,000 would, if recognized, affect the Company’s effective tax rate for each respective tax year.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes.  The Company did not accrue any interest and penalties for fiscal years 2009 and 2008 due to the existence of net operating loss carryforwards.

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and other local jurisdictions.  The Company’s federal income tax returns for years prior to June 30, 2005 are no longer subject to examination.  Returns for some state and local jurisdictions prior to that date remain subject to examination but are not individually considered material.

As of June 30, 2009, the Company has net operating loss carryforwards for federal income tax purposes of approximately $28.1 million, which will begin to expire in the year 2012.  The utilization of the net operating loss carry forwards may be subject to the Internal Revenue Code Section 382 limitation related to ownership changes.  Additionally, the Company has state net operating loss carryforwards which expire in varying years.

13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real property and equipment under operating leases that expire at various times through fiscal year 2016.  Rent expense amounted to $1.6 million for each of the years ended June 30, 2009 and 2008, respectively.  Certain leases contain escalation clauses and renewal options.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Future minimum lease payments under non-cancelable operating leases as of June 30, 2009 are (in thousands):

Year Ending	Operating Lease
June 30,	Payments

2010	$1,049
2011	762
2012	498
2013	456
2014	61
Thereafter	17
Total	$2,843

As a result of the H & W acquisition in October 2005, the Company is obligated to certain former owners of H & W, of which one was an officer of the Company, under four operating leases covering property utilized for certain operating facilities.  Rent expense paid to the former owners was $261,000 for each of the fiscal years ended June 30, 2009 and 2008.  Future minimum lease payments under these leases are $261,000 and $65,000 for the fiscal years ended June 30, 2010 and 2011, respectively, as the leases expire on September 30, 2010.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Litigation

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities.  Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of June 30, 2009.  Therefore no contingency gains or losses have been recorded as of June 30, 2009.  However, based on management’s knowledge at the time of this filing, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

On October 10, 2006, the Company commenced a civil action in Broward County, Florida Circuit Court against Financial Accounting Solutions Group, Inc. (“FAS”), Kramer Professional Staffing, Inc. (“KPS”), and Mitchell Kramer, an officer, director, shareholder and control person of FAS and KPS (“Kramer”), alleging that Kramer, FAS and KPS (collectively, the “Defendants”) induced the Company to engage FAS to provide services with respect to (a) the implementation of certain Information Technology (“IT”) functions; (b) the modernization and expansion of the Company’s accounting and business technology capabilities, and (c) compliance with public company accounting requirements and the Sarbanes-Oxley Act (the “IT Projects”) by making numerous misrepresentations concerning the experience, capabilities and background of FAS and FAS’ personnel.  FAS subsequently filed a countersuit in the same court seeking payment of additional fees allegedly due from the Company.  The court is jointly administering the countersuit with the Company’s action.  The Company amended its complaint to add Alex Zaldivar, the managing director and a principal of FAS, as an additional Defendant and to make new claims for accounting malpractice, negligent IT implementation, negligent training and supervision, negligent placement and breach of fiduciary duty against the Defendants.  The case is currently in the discovery stage, and is tentatively scheduled for a nonbinding mediation session on October 12, 2009.  The amount of damages recoverable from the Defendants in this action will depend on a number of factors, including but not limited to the costs incurred by the Company in completing the IT Projects, the amount of consequential damages suffered by the Company as a result of the delays and poor performance by FAS in implementing the IT projects, potential counterclaims or countersuit by FAS for amounts billed to the Company which the Company has refused to pay, and the assessment by the Company, based on input from the new vendor engaged by the Company to replace FAS, of the estimated costs to complete the IT Projects.  The Company believes that, based on all available information, the likelihood of FAS prevailing in any litigation against the Company is remote and the chance of recovery by FAS against the Company is slight.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

By the filing of a Demand for Arbitration with the American Arbitration Association in Broward County, Florida on May 26, 2009, the Company brought claims against various members of the Harkrider family arising out of the October 1, 2005, purchase of H & W Petroleum Company, Inc. (“H & W”) from the Harkrider family and H & W’s purchase of certain assets of Harkrider Distributing Company, Inc. (“HDC”) immediately prior to the Company’s purchase of H & W.  In that action, Case No. 32 198 Y 00415 09 (the “Arbitration”), the Company and H & W, which is now the Company’s wholly owned subsidiary, sought damages for breaches of, and indemnification under, the October 1, 2005, Stock Purchase Agreement between various Harkrider family members and the Company and under the September 29, 2005, Asset Purchase Agreement between HDC and various members of the Harkrider family, on the one hand, and H & W on the other, along with various other claims  arising from the transaction.  Also on May 26, 2009, H & W filed a second action against various members of the Harkrider family in the District Court in Harris County, Texas, Civil Action No. 2009-32909 (the “Harris County Action”), seeking damages and declaratory relief for various breaches of H & W's lease of its Houston, Texas, facility by H & W’s landlord, the Harkrider Family Partnership, and other related claims.  On June 24, 2009, the parties to the Arbitration and the Harris County Action agreed that all of the claims brought in the Arbitration would be dismissed and all of those claims would be added to the Harris County Action.  On June 29, 2009, in accordance with the stipulation of the parties to consolidate the Arbitration with the Harris County Action, the American Arbitration Association closed the Arbitration.  The Harris County Action is currently in the discovery phase.

14.	RELATED PARTY TRANSACTIONS

The Company paid $80,000 and $79,000 pursuant to ordinary commercial terms, for each of the years ended June 30, 2009 and 2008, to a provider of investor relations and public relations services whose Chief Executive Officer is a member of the Company’s Board of Directors.

The Company is obligated to certain former owners of H & W under four operating leases which expire in September 30, 2010 covering property utilized for certain of the Company’s operating facilities.  See Operating Leases in Note 13 – Commitments and Contingencies.  While these leases were negotiated at arms’ length prior to the acquisition of H & W, after the acquisition, one of the former owners of H & W who leased the facilities to the Company was employed as an officer of, and then a consultant to the Company, until November 10, 2008.

The Company’s officers and directors that participated in the Company’s private offerings of the Series A Preferred Stock and Existing Unsecured Notes also participated in the Recapitalization.  See Note 4 – Recapitalization.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

15.	SUBSEQUENT EVENTS

In July of 2009, the Company was informed by two previous holders (the “Holders”) of the August 2007 Notes that, notwithstanding the terms of their original Exchange Agreements, they had intended to exchange more of their August 2007 Notes for shares of Common Stock than was reflected in their Original Exchange Agreements.  Accordingly, in response to a request from the Holders to remedy their mistake, on July 6, 2009, the Company entered into two additional Exchange Agreements (the “New Exchange Agreements”) with the Holders by which the Holders exchanged 824 shares of Series D Preferred Stock for an aggregate of 867,056 shares of the Common Stock based on an aggregate value of $329,000.  The New Exchange Agreements provided the Holders with the terms originally offered to them in the Recapitalization, including the $0.38 price per share of Common Stock, rather than the $0.40 conversion price that would have been available to them upon a conversion of the Series D Preferred Stock that they received in the Recapitalization.  The $0.38 price used in the New Exchange Agreements was not less than the closing bid price for the Common Stock on the Nasdaq Capital Market on the last trading day preceding the July 6, 2009 New Exchange Agreements.  The impact of these 166,484 shares is recorded with the $1.7 million non-cash FAS 84 inducement on extinguishment of convertible notes in the financial statements for the year ended June 30, 2009.

In July and September 2009 some of the holders of the Series D Preferred Stock converted an aggregate of 1,806 shares into 1,806,000 shares of Common Stock for an aggregate value of approximately $722,000.

On September 10, 2009, the exercise prices of all outstanding employee stock options previously granted under the 2000 Plan were amended by the Compensation Committee of the Company’s Board of Directors to have an exercise price of $0.55 per share (the “Amendment”).  The new exercise price of $0.55 set by the Amendment was $0.17 above the $0.38 official closing price on the Nasdaq Capital Market on the trading day immediately preceding the date of the Amendment.  The Amendment did not change the vesting schedules or any of the other terms of the respective stock options.  As a result of the repricing of the options by the Amendment, the Company will incur approximately a $93,000 non-cash charge to compensation expense during the first quarter of fiscal year 2010 and $5,000 amortized over the remaining vesting period of the related options.  This modification affects 31 employees and 1,474,200 of the stock options outstanding on June 30, 2009.

On September 10, 2009, the Company filed a Certificate of Amendment (the “Amendment”) with the Delaware Secretary of State to amend the Company’s Certificate of Incorporation. The Amendment, which will become effective on October 1, 2009, will effect a 1-for-4.5 reverse stock split of the Company’s common stock.  As a result of the reverse stock split, every 4.5 shares of the Company’s issued and outstanding common stock will be combined into 1 share of common stock. The reverse stock split will not change the number of authorized shares of the Company’s common stock.  No fractional shares will be issued in connection with the reverse stock split. If, as a result of the reverse stock split, a stockholder would otherwise hold a fractional share, the number of shares to be received by such stockholder will be rounded up to the next highest number of shares.  Following the reverse stock split, the Company expects to have approximately 8.56 million shares of common stock outstanding. The reverse stock split will affect all shares of the Company’s common stock, including common stock underlying stock options, warrants, promissory notes and preferred stock that are outstanding immediately prior to the effective time of the reverse stock split.  The accompanying financial statements do not reflect the reverse stock split because the record date is after the financial statements issuance date.

The Company addressed the disclosure of subsequent events through the date of filing of this Form 10K on September 28, 2009.