Form 10-Q
period 2009-09-30
SMF ENERGY CORP
filed 2009-11-13
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Smaller reporting company ☒       Large accelerated filer ☐       Non-accelerated filer ☐ (do not check if a smaller reporting company)       Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of November 10, 2009 there were shares 8,557,314 of the registrant’s common stock outstanding.

SMF ENERGY CORPORATION

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share and per share data)

	September 30, 2009	June 30, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$260	$123
Accounts receivable, net of allowances of $784 and $1,038	15,061	15,878
Inventories, net of reserves of $89 and $82	2,152	1,959
Prepaid expenses and other current assets	448	772
Total current assets	17,921	18,732

Property and equipment, net of accumulated depreciation of $15,616 and $15,280	8,166	8,569
Identifiable intangible assets, net of accumulated amortization of $1,523 and $1,433	1,930	2,019
Goodwill	228	228
Deferred debt costs, net of accumulated amortization of $572 and $530	476	503
Other assets	68	67
Total assets	$28,789	$30,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$7,441	$7,845
Current portion of term loan	1,000	917
Accounts payable	5,252	5,807
Accrued expenses and other liabilities	3,473	3,767
Total current liabilities	17,166	18,336
Long-term liabilities:
Promissory notes	800	800
Term loan, net of current portion	3,833	4,083
Other long-term liabilities	348	370
Total liabilities	22,147	23,589
Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000 Series D shares authorized, 598 and 3,228 issued and outstanding at September 30, 2009 and June 30, 2009, respectively	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,557,314 and 7,963,302 issued and outstanding at September 30, 2009 and June 30, 2009, respectively	86	80
Additional paid-in capital	36,688	36,601
Accumulated deficit	(30,132)	(30,152)
Total shareholders’ equity	6,642	6,529
Total liabilities and shareholders’ equity	$28,789	$30,118

The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s, except per share data)

	Three Months Ended September 30,
	2009	2008

Petroleum product sales and service revenues	$38,125	$72,962
Petroleum product taxes	5,561	6,309
Total revenues	43,686	79,271

Cost of petroleum product sales and service	34,028	67,143
Petroleum product taxes	5,561	6,309
Total cost of sales	39,589	73,452

Gross profit	4,097	5,819

Selling, general and administrative expenses	3,839	4,632

Operating income	258	1,187

Interest expense	(230)	(683)
Interest and other income	-	16

Income before income taxes	28	520

Income tax expense	(8)	(8)
Net income	$20	$512

Basic and diluted net income per share computation:

Net income	$20	$512
Less: Preferred stock dividends	-	(196)
Net income attributable to common shareholders	$20	$316

Net income per share attributable to common shareholders:
Basic	$0.00	$0.10
Diluted	$0.00	$0.10

Weighted average common shares outstanding:
Basic	8,248	3,254
Diluted	8,681	3,254

The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed unaudited consolidated statements of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

	Three Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20	$512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Cost of sales	236	342
Selling, general and administrative	320	341
Amortization of deferred debt costs	42	72
Amortization of debt discount	-	10
Amortization of stock-based compensation	133	104
Write off of unamortized acquisition costs	187	-
Gain from sale of assets	-	(4)
Inventory reserve provision (recovery)	7	(16)
Provision for doubtful accounts	25	418
Changes in operating assets and liabilities:
Decrease in accounts receivable	792	1,541
(Increase) decrease in inventories, prepaid expenses and other assets	(65)	106
(Decrease) in accounts payable and other liabilities	(930)	(379)
Net cash provided by operating activities	767	3,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(42)	(153)
Proceeds from sale of equipment	-	91
Decrease in restricted cash	-	56
Net cash used in investing activities	(42)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	45,916	80,625
Repayments of line of credit	(46,320)	(84,455)
Principal payments on term loan	(167)	-
Proceeds from issuance of promissory notes	-	725
Proceeds from issuance of preferred stock	-	149
Debt issuance costs	-	(33)
Common stock, preferred stock, and warrants issuance costs	-	(37)
Capital lease payments	(17)	(12)
Net cash used in financing activities	(588)	(3,038)

NET INCREASE IN CASH AND CASH EQUIVALENTS	137	3

CASH AND CASH EQUIVALENTS, beginning of period	123	48

CASH AND CASH EQUIVALENTS, end of period	$260	$51

(Continued)

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Continued)	Three Months Ended September 30,
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$176	$849

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Accrued dividends related to preferred stock	$-	$196

Capital leases	$22	$32

Conversion of promissory notes to common shares	$-	$210

The accompanying notes to the condensed unaudited financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

SMF Energy Corporation (the “Company”) provides petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications, and government services industries. The Company generates its revenues from commercial mobile and bulk fueling; the packaging, distribution and sale of lubricants; integrated out-sourced fuel management; transportation logistics, and emergency response services. The Company’s fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems; and distributes a wide variety of specialized petroleum products, lubricants and chemicals to its customers.

At September 30, 2009, the Company was conducting operations through 31 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

The Company is a Delaware corporation formed in 2006. In December 2006, the shareholders of Streicher Mobile Fueling, Inc. (“Streicher”), a Florida corporation formed in 1996, approved changing Streicher’s name to SMF Energy Corporation and the reincorporation of Streicher in Delaware by merger into the Company. The merger was effective February 14, 2007.

2.	CONDENSED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed unaudited consolidated financial statements include the accounts of SMF Energy Corporation and its wholly owned subsidiaries, SMF Services, Inc., H & W Petroleum Company, Inc., and Streicher Realty, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any subsequent period or the fiscal year ending June 30, 2010. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the United States Securities and Exchange Commission (the “2009 Form 10-K”).

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reverse Stock Split - On September 10, 2009, the Company amended its Certificate of Incorporation to effect a 1-for-4.5 reverse stock split of the Company’s common stock, which became effective on the Nasdaq Capital Market on October 1, 2009. As a result of the reverse stock split, every 4.5 shares of the Company’s issued and outstanding common stock was combined into 1 share of common stock with a par value of $0.01 per share. The reverse stock split did not change the number of authorized shares of the Company’s common stock, which remains at 50,000,000 authorized shares. No fractional shares were issued in connection with the reverse stock split. If, as a result of the reverse stock split, a stockholder would otherwise hold a fractional share, the number of shares to be received by such stockholder were rounded up to the next highest number of shares. The reverse stock split affected all shares of the Company’s common stock, including common stock underlying stock options, warrants, convertible promissory notes and convertible preferred stock that were outstanding on the effective date. All share and per share information in the accompanying unaudited condensed consolidated financial statements and the notes thereto has been retroactively adjusted to give effect to the reverse stock split for all periods presented. Prior to the reverse stock split the outstanding common shares were 38,498,544 and 35,825,488 at September 30, 2009 and June 30, 2009, respectively.

Subsequent Events - The Company addressed the disclosure of subsequent events through the date of filing of this Form 10Q on November 12, 2009.

Fair Value of Financial Instruments - The Company’s financial instruments, primarily consisting of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short term maturity of these instruments. The promissory notes and long-term debt approximate fair value as the borrowing rates currently available to the Company for bank loans and average maturities are similar to those of June 29, 2009, the date in which the promissory notes and long-term debt were recorded.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the FASB issued the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
(Included in ASC 825 “Financial Instruments”, previously FAS No. 157 “Fair Value Measurements”)

In September 2006, the FASB issued FAS Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Certain aspects of this standard were effective for the financial statements issued for the Company since the beginning of fiscal year 2009. The adoption of FAS No. 157 had no impact on the Company’s consolidated financial position, results of operations or cash flows. FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, provides a one-year deferral to fiscal years beginning after November 15, 2008 of the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at least annually at fair value on a recurring basis. The Company’s adoption of the remaining provisions of FAS No. 157 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations
(Included in ASC 805 “Business Combinations”, previously FAS No. 141R “Business Combinations”)

In December 2007, the FASB issued FAS Statement No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”), which replaces FAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. In April, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. 131(R)-1”). This FSP amends and clarifies FAS No. 141R to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FAS No. 141R is effective for the Company beginning July 1, 2009 and was applied prospectively to business combinations completed on or after that date. The adoption of FAS No. 141R resulted in the write-off of $187,000, in the first quarter of fiscal year 2010, of unamortized acquisition costs as of June 30, 2009, which are no longer capitalized under FAS No. 141R.

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”)

In December 2007, the FASB issued FAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” which changes the accounting and reporting for minority interests (“FAS No. 160”). The statement requires minority interests to be recharacterized as noncontrolling interests and reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control to be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, should be recorded at fair value with any gain or loss recognized in earnings. FAS No. 160 was effective for the Company beginning July 1, 2009 and applied prospectively, except for the presentation and disclosure requirements, which applied retrospectively. The standard had no impact on our financial condition, results of operations or cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Disclosures about Derivatives and Hedging
(Included in ASC 815 “Derivatives and Hedging”, previously FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FAS Statement No. 133”)

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FAS Statement No. 133” (“FAS No. 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. FAS No. 161 was effective for the Company beginning July 1, 2009. As FAS No. 161 relates specifically to disclosures, the standard had no impact on our financial condition, results of operations or cash flows.

Determination of the Useful Life of Intangible Assets
(Included in ASC 350-30 “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill”, previously FSP FAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 was effective for the Company beginning July 1, 2009. The standard had no impact on our financial condition, results of operations or cash flows.

Accounting for Convertible Debt Instruments
(Included in ASC 470-20 “Debt – Debt with Conversion and Other Options”, previously FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”)

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. 14-1”). This standard clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. 14-1 was effective for the Company beginning July 1, 2009. The standard had no impact on our financial condition, results of operations or cash flows.

Interim Disclosures about Financial Instruments
(Included in ASC 825 ‘Financial Instruments”, previously FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments”)

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments”. This FSP amends FAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements, and also amends APB No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP was effective for the Company beginning July 1, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard had no impact on our financial condition, results of operations or cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Transfers of Financial Assets
(Included in ASC 860 ‘Transfers and Servicing”, previously FAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to FAS No. 140”)

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

Consolidation of Variable Interest Entities — Amended
(Included in ASC 810 “Consolidation”, FAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

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

Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.  The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

4.	CASH AND CASH EQUIVALENTS

During the three months ended September 30, 2009, the Company paid down $404,000 on its line of credit payable. Total cash and cash availability was $2.6 million and $2.5 million at September 30, 2009 and June 30, 2009, respectively, and was approximately $3.1 million on November 10, 2009. Total cash and cash availability includes cash and cash equivalents as presented in the Company’s balance sheet and cash available to the Company through its line of credit, described in Note 6 – Line of Credit Payable.

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

5.	NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted net income per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Conversion or exercise of the potential common shares is not reflected in diluted earnings per share unless the effect is dilutive. The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the if-converted and the treasury stock method, as applicable. In determining whether outstanding stock options and common stock warrants should be considered for their dilutive effect, the average market price of the common stock for the period has to exceed the exercise price of the outstanding common share equivalent. Diluted net income per share for the three months ended September 30, 2009 and 2008, was diluted by an additional 433,000 and 0 common stock equivalents, adjusted per reverse stock-split, respectively, of which approximately 2,000 is related to stock options awarded to employees and directors, and approximately 431,000 is related to preferred stock conversion rights.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Anti-dilutive common stock equivalents outstanding and not included in the computation of diluted earnings per common share consisted of (in thousands):

	September 30,
	2009	2008

Stock options	410	445
Common stock warrants	141	197
Promissory note conversion rights	89	922
Preferred stock conversion rights	-	1,426
Total common stock equivalents outstanding	640	2,990

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2009			2008
		Common	Per Share		Common	Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Net Income	$20			$512
Less: Preferred stock dividends	-			(196)
Basic net income per share attributable to common shareholders	$20	8,248	$0.00	$316	3,254	$0.10

Effect of dilutive securities:
Stock options	-	2		-	-
Preferred stock conversion rights	-	431		-	-
Diluted net income per share attributable to common shareholders	$20	8,681	$0.00	$316	3,254	$0.10

6.	LINE OF CREDIT PAYABLE

The Company has a $25.0 million loan facility, comprised of a three year $20.0 million revolver coupled with a $5.0 million, 60 month, fully amortized term loan. The Company’s $20.0 million line of credit has a maturity date of July 1, 2012 and permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined. Outstanding letters of credit reduce the maximum amount available for borrowing. Outstanding borrowings under the line are secured by substantially all Company assets.

Interest is payable monthly based on a pricing matrix agreed upon by the Company and the bank. At September 30, 2009, the interest rate for the line of credit was at LIBOR Floor of 0.75% plus 3.25%, or 4.00%. The applicable margin is determined quarterly based on a matrix with margins of 3.00% to 3.75% over the LIBOR lending rate determined by the Company meeting certain EBITDA to fixed charge coverage ratios, as defined.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2009 and June 30, 2009, the Company had outstanding borrowings of $7.4 million and $7.8 million, respectively, under its line of credit. The line of credit is classified as a current liability in accordance with ASC 470, Debt which requires current liability classification under the revolving credit agreements. Based on eligible receivables and inventories, and letters of credit outstanding at September 30, 2009 and June 30, 2009, the Company had $2.4 million of cash availability under the line of credit on both dates.

The Company’s line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants. At September 30, 2009, the financial covenants included a minimum daily availability of $750,000, a fixed charge coverage ratio of 1.1 to 1.0, and a capital expenditure limitation for fiscal year 2010 of $250,000. At September 30, 2009 and June 30, 2009, the Company had a maximum amount of $1.75 million, on both dates, for which letters of credit could be issued. At September 30, 2009 and June 30, 2009, $1.5 million and $1.6 million, respectively, had been issued in letters of credit.

The Company’s $25.0 million loan facility agreement requires the Company to obtain the consent of the lender prior to incurring additional debt, or entering into mergers, consolidations or sales of assets outside the ordinary course of business. Failure to comply with one or more of the covenants in the future could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition. At September 30, 2009, the Company was in compliance with all the requirements of its covenants under the loan facility agreement.

7.	LONG-TERM DEBT (INCLUDES TERM LOAN AND PROMISSORY NOTES)

Long-term debt consists of the following (in thousands):

	September 30,	June 30,
	2009	2009
June 2009 Term loan (the “Term Loan”), fully amortized, 60 monthly principal payments of approximately $83,000 commencing on August 1, 2009; variable interest due monthly, 4.75% at September 30, 2009; secured by substantially all Company assets; effective interest rate of 6.57%. For additional details, see below.	$4,833	$5,000

June 2009 unsecured convertible subordinated promissory note (the “June 2009 Note”) (5.5% interest due semi-annually, January 15 and July 15, beginning January 15, 2011; interest accrued for first 13 months deferred and due on or about August 15, 2010); matures July 1, 2014 in its entirety; effective interest rate of 6.30%. For additional details, see below.	800	800

Total debt	5,633	5,800

Less: current portion	(1,000)	(917)

Long-term debt, net	$4,633	$4,883

On June 29, 2009, as a result of the Recapitalization, the Company restructured all of its debt and equity. In connection therewith, the Company and its principal lender, Wachovia Bank, N.A. (the “Bank”), amended the Company’s existing $25.0 million revolving line of credit agreement to provide for a new $25.0 million loan facility, which included a new $5.0 million fully amortized 60 month term loan (the “Term Loan”). The proceeds of the Term Loan were used to pay down $4.867 million of the August 2007 Notes and $125,000 of the September 2008 Notes. The interest on the Term Loan is payable monthly and the interest rate is based on a pricing matrix with margins of 3.75% to 4.50% over the LIBOR lending rate determined by the Company meeting certain EBITDA to fixed charge coverage ratios, as defined. At September 30, 2009, the interest rate was 4.75%.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Also in connection with the Recapitalization, the Company extinguished $800,000 of the August 2007 Notes through the issuance of a new, 5.5% interest only, unsecured convertible subordinated promissory note in the principal amount of $800,000 (the “New Unsecured Note”). The New Unsecured Note is subordinated to all other existing debt of the Company, including any amounts owed now or in the future to the Bank. The holder of the New Unsecured Note entered into a debt subordination agreement (the “Subordination Agreement”) with the Company and the Bank, whereby it expressly subordinated its rights under the New Unsecured Note to the Bank.

The principal balance of the New Unsecured Note is due at maturity on July 1, 2014. Subject to the limitations in the Subordination Agreement, interest will be paid semi-annually, except that accrued interest payments for the first thirteen months will be deferred until on or about August 15, 2010. Thereafter, starting January 15, 2011, semi-annual interest payments will be scheduled on or about each January 15th and July 15th. The amounts due under the New Unsecured Note will become due and payable upon the occurrence of customary events of default, provided, however, that the deferral of any payment in accordance with the Subordination Agreement will not constitute an event of default. If permitted under the Subordination Agreement, the Company may pre-pay the New Unsecured Note, in whole or in part, without prepayment penalty or premium.

Twenty-five percent (25%) of the original principal amount of the New Unsecured Note, or $200,000, may be converted into shares of the Company’s Common Stock at $2.25 per share (the “Conversion Price”) at the option of the noteholder. The Conversion Price has been adjusted as a result of the October 1, 2009, reverse stock split. The number and kind of securities purchasable upon conversion and the Conversion Price remain subject to additional adjustments for stock dividends, stock splits and other similar events.

8.	SHAREHOLDERS’ EQUITY

The following reflects the change in shareholders’ equity for the three months ended September 30, 2009 (in thousands, except share data):
	Preferred Stock				Additional
	Series D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2009	3,228	$-	7,963,302	$80	$36,601	$(30,152)	$6,529
Net income	-	-	-	-	-	20	20

Conversion of Series D Preferred Stock to common stock	(2,630)	-	594,012	6	(6)	-	-

Recapitalization Costs	-	-	-	-	(40)	-	(40)

Stock-based compensation expense	-	-	-	-	133	-	133
Balance at September 30, 2009	598	$-	8,557,314	$86	$36,688	$(30,132)	$6,642

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July 2009, the Company was informed by two previous noteholders (the “Holders”) of the August 2007 Notes that, notwithstanding the terms of their original exchange agreements related to the Recapitalization completed in June 2009, they had intended to exchange more of their August 2007 Notes for shares of common stock than was reflected in their original exchange agreements. Accordingly, in response to a request from the Holders to remedy their mistake, on July 6, 2009, the Company entered into two additional exchange agreements (the “New Exchange Agreements”) with the Holders by which the Holders exchanged 824 shares of Series D Preferred Stock for an aggregate of 192,680 shares of the Company’s Common Stock based on an aggregate value of $329,000. The New Exchange Agreements provided the Holders with the terms originally offered to them in the Recapitalization, including the $1.71 price per share of Common Stock, rather than the $1.80 conversion price that would have been available to them upon a conversion of the Series D Preferred Stock that they received in the Recapitalization. The $1.71 price used in the New Exchange Agreements was not less than the closing bid price for the Common Stock on the Nasdaq Capital Market on the last trading day preceding the July 6, 2009 New Exchange Agreements. The issuance of the additional 36,997 shares resulted in a non-cash inducement on extinguishment of convertible notes of $166,000 which was recorded in the financial statements for the year ended June 30, 2009. All share and price per share amounts discussed above have been adjusted to reflect the reverse stock split of October 1, 2009.

In September 2009 some of the holders of the Series D Preferred Stock converted an aggregate of 1,806 shares into 401,332 shares of Common Stock for an aggregate value of $722,000. Since this is an exchange of an equity instrument into another equity instrument, the net impact to shareholder’s equity is zero, with a decrease of $6,000 in APIC and an equal increase to Common Stock reflecting the par value of the issued common shares. The shares amount discussed above have been adjusted to reflect the reverse stock split of October 1, 2009.

Employee Stock Options

On September 10, 2009, the exercise prices of all outstanding employee stock options previously granted under the 2000 Plan were amended by the Compensation Committee of the Company’s Board of Directors to have an exercise price of $0.55 per share or $2.48 per share reflecting the reverse stock split (the “Amendment”). The original new exercise price of $0.55 set by the Amendment was $0.17 above the $0.38 official closing price on the Nasdaq Capital Market on the trading day immediately preceding the date of the Amendment. The Amendment did not change the vesting schedules or any of the other terms of the respective stock options. As a result of the repricing of the options by the Amendment, the Company incurred a non-cash charge of $93,000 to compensation expense during the first quarter of fiscal year 2010 and an additional $5,000 which is being amortized over the remaining vesting period of the related options. This modification affected 31 employees who held 327,614 of the stock options outstanding on June 30, 2009 adjusted to reflect the reverse stock split of October 1, 2009.

9.	CONTINGENCIES

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of September 30, 2009. Therefore no contingency gains or losses have been recorded as of September 30, 2009. However, based on management’s knowledge at the time of this filing, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On October 10, 2006, the Company commenced a civil action in Broward County, Florida Circuit Court against Financial Accounting Solutions Group, Inc. (“FAS”), Kramer Professional Staffing, Inc. (“KPS”), and Mitchell Kramer, an officer, director, shareholder and control person of FAS and KPS (“Kramer”), alleging that Kramer, FAS and KPS (collectively, the “Defendants”) induced the Company to engage FAS to provide services with respect to (a) the implementation of certain Information Technology (“IT”) functions; (b) the modernization and expansion of the Company’s accounting and business technology capabilities, and (c) compliance with public company accounting requirements and the Sarbanes-Oxley Act (the “IT Projects”) by making numerous misrepresentations concerning the experience, capabilities and background of FAS and FAS’ personnel. FAS subsequently filed a countersuit in the same court seeking payment of additional fees allegedly due from the Company. The court is jointly administering the countersuit with the Company’s action. The Company amended its complaint to add Alex Zaldivar, the managing director and a principal of FAS, as an additional Defendant and to make new claims for accounting malpractice, negligent IT implementation, negligent training and supervision, negligent placement and breach of fiduciary duty against the Defendants. The amount of damages recoverable from the Defendants in this action will depend on a number of factors, including but not limited to the costs incurred by the Company in completing the IT Projects, the amount of consequential damages suffered by the Company as a result of the delays and poor performance by FAS in implementing the IT projects, potential counterclaims or countersuit by FAS for amounts billed to the Company which the Company has refused to pay, and the assessment by the Company, based on input from the new vendor engaged by the Company to replace FAS, of the estimated costs to complete the IT Projects. The Company believes that, based on all available information, the likelihood of FAS prevailing in any litigation against the Company is remote and the chance of recovery by FAS against the Company is slight. The case is currently in the discovery stage and settlement discussions are ongoing.

By the filing of a Demand for Arbitration with the American Arbitration Association in Broward County, Florida on May 26, 2009, the Company brought claims against various members of the Harkrider family arising out of the October 1, 2005 purchase of H & W Petroleum Company, Inc. (“H & W”) from the Harkrider family and H & W’s purchase of certain assets of Harkrider Distributing Company, Inc. (“HDC”) immediately prior to the Company’s purchase of H & W. In that action, Case No. 32 198 Y 00415 09 (the “Arbitration”), the Company and H & W, which is now the Company’s wholly owned subsidiary, sought damages for breaches of, and indemnification under, the October 1, 2005, Stock Purchase Agreement between various Harkrider family members and the Company and under the September 29, 2005, Asset Purchase Agreement between HDC and various members of the Harkrider family, on the one hand, and H & W on the other, along with various other claims arising from the transaction. Also on May 26, 2009, H & W filed a second action against various members of the Harkrider family in the District Court in Harris County, Texas, Civil Action No. 2009-32909 (the “Harris County Action”), seeking damages and declaratory relief for various breaches of H & W’s lease of its Houston, Texas, facility by H & W’s landlord, the Harkrider Family Partnership, and other related claims. On June 24, 2009, the parties to the Arbitration and the Harris County Action agreed that all of the claims brought in the Arbitration would be dismissed and all of those claims would be added to the Harris County Action. On June 29, 2009, in accordance with the stipulation of the parties to consolidate the Arbitration with the Harris County Action, the American Arbitration Association closed the Arbitration. The Harris County Action is currently in the discovery phase and settlement discussions are ongoing.

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

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. A number of important factors may affect our actual results and could cause them to differ significantly from those expressed in any forward-looking statement. In addition to the Risk Factors included in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the United States Securities and Exchange Commission, the inaccuracy of any of the following assumptions could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

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

OUR BUSINESS

We are a supplier of specialized transportation and distribution services for petroleum products and chemicals. We provide commercial mobile and bulk fueling, lubricant and chemical distribution, emergency response services and transportation logistics to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries. At September 30, 2009, the Company was conducting operations through 31 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

OVERVIEW

We concluded fiscal 2009 with a complex recapitalization of all of our debt and equity securities which strengthened our balance sheet and financial position by lowering our total debt by $4.5 million, increasing shareholders’ equity by $4.1 million and reducing our debt to equity ratio from approximately 9:1 to 2:1 over the prior year.  The June 2009 recapitalization extinguished all of our maturing debt while providing us with a new 5 year term loan and a minimum 3 year bank line of credit, both of which carry significantly lower interest rates than our previous debt instruments.  The recapitalization transaction reduced our annual cash interest expense as evidenced by the decrease in interest expense during this first quarter of fiscal 2010.  During the first quarter of fiscal 2010, we continued to deliver improvements in our financial results.

	Three months ended,
(In Thousands, except	September 30,	June 30,	March 31,	December 31,	September 30,
per gallon data)	2009	2009	2009	2008	2008

Gross profit	$4,097	$3,539	$3,790	$3,292	$5,819

Net income (loss)	$20	$(1,948)	$(243)	$(660)	$512

Less: Non-cash write-off of unamortized acquisition costs	187	-	-	-	-

Less: Non-cash stock options repricing costs	93	-	-	-	-

Less: Non-cash ASC 470-20
(formerly FAS No. 84)
inducement on extinguishment	-	1,651	-	-	-

Adjusted net income (loss) before
non-cash, non-recurring costs	$300	$(297)	$(243)	$(660)	$512

EBITDA - Non GAAP Measure
(reconciliation below)	$1,134	$876	$974	$690	$1,990

Net margin	$4,333	$3,795	$4,027	$3,534	$6,161
Net margin per gallon	$0.26	$0.23	$0.25	$0.21	$0.33
Gallons sold	16,945	16,709	16,041	16,602	18,550

•
The first quarter of the prior year, fiscal 2009, showed stronger financial results as emergency storm response work that year contributed to the operating performance as well as, we believe, the efficiencies generated by the ERP system, which was a significant factor in facilitating our focus on higher margin business.  In response to a decreased demand resulting from the deteriorating national economy beginning in November 2008, we responded with various cost cutting measures.  Our results after the second quarter of fiscal 2009 reflect the reduction of operating and administrative personnel, increased productivity from efficiency changes made to our route structures, and reductions in direct and office operating expenses.  This timely cost cutting gave us leverage when customer demand began to stabilize at these lower levels in the third quarter of fiscal 2009.  Even as the national economy contracted, we continued to add new customers seeking to reduce their costs of operations with mobile fueling or to replace their prior service providers for our higher value solution, which, we believe, includes greater reliability, fewer service issues and better reporting metrics.  The addition of these new customers partially mitigated lower volume from our existing customers; however, we have not seen any recovery to prior levels of pre-recessionary volumes consumed by our existing customers.

•
Financial results from commercial mobile and bulk fueling services continue to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved.  During the first three months of fiscal 2010, we have achieved a slight increase of 1% in gallons delivered over the prior quarter due to new customer additions and the continuation of the stabilization of volumes which began in the third quarter of fiscal 2008.  While our volumes in the first quarter of fiscal 2010 represent a 9% decrease versus the same period in fiscal 2009, we are pleased with the shorter term trend of a modest increase from quarter to quarter.  While there can be no assurance that the stabilized demand post the recessionary reductions in customer volumes has in fact bottomed out or is turning upward, we remain cautiously optimistic that our operations and financial performance will continue to improve as they have over the past few quarters.

•
In the second quarter of 2010, we announced new business additions which we expect to add over 4.3 million gallons of incremental business on an annualized basis, which would represent a 6% increase to the 67.9 million gallons reported in fiscal 2009.  This new business will be delivered from three existing locations in North Carolina and Tennessee together with three new locations in South Carolina and Tennessee.  The three new locations are increasing our service locations from 31 to 34.

•
We are reporting net income for the first quarter of fiscal 2010 of $20,000 compared to a net income of $512,000 a year ago.  However, the first quarter of fiscal 2010 included non-cash, non-recurring charges of $187,000 for the write-off of unamortized acquisition costs per application of ASC 805, and $93,000 related to stock option expense incurred as a result of the stock options repricing, and did not include income from emergency response work which did occur in the prior year. The adjusted net income before non-cash, non-recurring charges was $300,000 during this first quarter of fiscal 2010. The $20,000 net income included $951,000 in non-cash charges, such as depreciation and amortization of assets, debt costs, debt discounts, stock-based compensation, write-off of unamortized acquisition costs due to application of ASC 805, and provision for doubtful accounts.  The net income also included stated interest expense associated with servicing of our debt of $188,000, legal expenses of $339,000 and public company costs of $167,000.

•
In the first quarter of fiscal 2010, as compared to the fourth quarter of fiscal 2009, we experienced an improvement in gross profit of $558,000, or 16%, an increase in operating income of $120,000, or 87% and an EBITDA increase of $258,000, or 29%.  The net margin per gallon increased to 25.6 cents in the first quarter of fiscal 2010 from 22.7 cents in the fourth quarter of fiscal 2009.  In the first quarter of fiscal 2010, we have net income of $20,000.  The adjusted net income before non-cash, non-recurring charges was $300,000 during this first quarter of fiscal 2010, which is a $597,000 improvement from the fourth quarter of fiscal 2009 in which we had a net loss of $297,000 before the $1.7 million non-cash ASC 470-20 (formerly FAS No. 84) inducement charge for the extinguishment of the convertible debt securities.

•
The net margin in the first quarter of fiscals 2010 and 2009 was $4.3 million and $6.2 million, respectively, on 16.9 million and 18.6 million gallons sold during those periods.  The net margins per gallon in the first quarter of fiscals 2010 and 2009 were 25.6 cents and 33.2 cents, respectively.  The decrease in net margin per gallon can be attributed partially to lower emergency response services provided during this period as compared to the same period in the previous year when we provided emergency response services in Louisiana and Texas.  The decrease is also partially due to lower volumes demanded by some of our existing customers in response to the weaker economy, with the overall decrease partially offset by the volume generated from new customers.

•
As a result of our June 2009 recapitalization, our interest expense was substantially lower in the first quarter of fiscal 2010.   We incurred interest expense of $230,000 this quarter compared to $683,000 in the same quarter in the prior year, a decrease of $453,000 of which $198,000 is related to lower debt and lower costs to service our existing debt.  Compared to the prior quarter, the fourth quarter of fiscal 2009, interest expense decreased $316,000.

•
In 2008, our shareholders approved a 1 for 4.5 reverse stock split, which took effect on October 1, 2009.  The reverse stock split preserved our Nasdaq Stock Market listing by increasing the market price of our common stock above the $1.00 minimum bid price for the required period of time.  All share and per share information within “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ section and in the accompanying financial statements was retroactively adjusted to give effect to the reverse stock split.

•
During this quarter, $1.1 million of the Series D Preferred stock, which was issued during the June 2009 Recapitalization, was converted into 594,012 shares of Common Stock, further reducing our fixed charge cash requirements as future dividend payments are reduced.

•
As discussed above, we continue to see increases in new customer business and prospective business as companies seek to reduce their costs of operation with mobile fueling and our other services.  Naturally, we cannot be certain that this will continue in the future or that any new business will be sufficient to offset possible future decreases in demand from our existing customer base.  We currently expect the stabilization of customer demand that we saw emerging in the third quarter of fiscal 2009 to continue in fiscal 2010 and believe that the demand from new customers for our services is strong.

The following table presents certain operating results for the last seven sequential quarters (in thousands, except net margin per gallon):

	For the three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2008	2008	2008	2008

Revenues	$43,686	$39,884	$34,982	$45,112	$79,271	$82,036	$64,162
Gross profit	$4,097	$3,539	$3,790	$3,292	$5,819	$4,290	$2,875
Selling, general and administrative	$3,839	$3,401	$3,455	$3,267	$4,632	$3,845	$3,445
Operating income (loss)	$258	$138	$335	$25	$1,187	$445	$(570)
Interest expense and other income, net	$(230)	$(454)	$(570)	$(677)	$(667)	$(811)	$(720)
Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment	$-	$(1,651)	$-	$-	$-	$-	$-
Gain (loss) on extinguishment of promissory notes	$-	$27	$-	$-	$-	$-	$(108)
Net income (loss)	$20	$(1,948)	$(243)	$(660)	$512	$(366)	$(1,398)
Less: Non-cash write-off of unamortized acquisition costs	$187	$-	$-	$-	$-	$-	$-
Less: Non-cash stock options repricing costs	$93	$-	$-	$-	$-	$-	$-
Less: Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment [3]	$-	$1,651	$-	$-	$-	$-	$-
Adjusted net income (loss) before non-cash, non recurring charges [4]	$300	$(297)	$(243)	$(660)	$512	$(366)	$(1,398)

EBITDA [1]	$1,134	$876	$974	$690	$1,990	$1,154	$277

Net margin	$4,333	$3,795	$4,027	$3,534	$6,161	$4,611	$3,228
Net margin per gallon [2]	$0.26	$0.23	$0.25	$0.21	$0.33	$0.24	$0.18
Gallons sold	16,945	16,709	16,041	16,602	18,550	19,024	18,102

[1]
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, a Non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  To the extent that gain or loss and the non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment of promissory notes constitute the recognition of previously deferred interest or finance cost, it is considered interest expense for the calculation of certain interest expense amounts. Both stock-based compensation amortization expense and the write-off of unamortized acquisition costs are considered amortization items to be excluded in the EBITDA calcualtion. We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities.  We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.

[2]	Net margin per gallon is calculated by adding gross profit to the cost of sales depreciation and amortization and dividing that sum by the number of gallons sold.

[3]
Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extiguishment is a charge we incurred strictly as a result of the June 29, 2009 Recapitalization.  The Company extinguished a portion of  the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of approximate 1.2 million shares and approximate 278,000 shares, respectively, at the negotiated price of $1.71 per share, which was greater than the $1.67 per share closing bid  price the day prior to the Recapitalization, but lower than the conversion price applicable to  the convertible debt instruments, which resulted in the issuance of more shares in the exchange than would have been issued upon a conversion.  The practice of accounting in the interpretation of FAS No. 84 is that an inducement occurs any time when additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or economic intent of the parties to the transaction.  Irrespective of the economic reality of the transaction, FAS No. 84 required the recording of a non-cash “conversion inducement” charge of $1.7 million, based on the difference between the approximate aggregate 471,000 common shares issuable to the applicable note holder under the original conversion rights that existed upon a conversion and the approximate 1.5 million common shares exchanged at $1.71 cents in the transaction that extinguished all of the Notes.  This non-cash charge is deemed a financing expense to extinguish the Notes. To the extent that the non cash FAS 84 inducement on extinguishment of promissory notes constitutes the recognition of a finance cost, it is considered interest expense for the calculation of certain interest expense amounts.

[4]
Adjusted net income (loss) before non-cash, non-recurring changes is shown to provide the reader with information regarding the true economic performance of the Company before the impact of charges that do not reflect the on-going performance of the operations such as of the technical non-economic substantive accounting charge of $1.7 million in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 write-off incurred as new accounting ruling was applied and stock compensation expense that resulted from repricing stock options. We believe that this is a meaningful Non-GAAP representation of the ongoing performance of the operations.

The following chart reconciles Adjusted net income (loss) before non-cash, non-recurring charges (Non-GAAP measure) to the Net income (loss) for each of the seven quarterly periods presented above (in thousands):

	For the three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2008	2008	2008	2008

Net income (loss)	$20	$(1,948)	$(243)	$(660)	$512	$(366)	$(1,398)
Less: Non-cash write-off of unamortized acquisition costs	$187	$-	$-	$-	$-	$-	$-
Less: Non-cash stock options repricing costs	$93	$-	$-	$-	$-	$-	$-
Less: Non-cash ASC 470-20(formerly FAS No. 84) inducement on extinguishment	$-	$1,651	$-	$-	$-	$-	$-
Adjusted net income (loss) before non-cash, non-recurring charges [1]	$300	$(297)	$(243)	$(660)	$512	$(366)	$(1,398)

[1]
Adjusted net income (loss) before non-cash, non-recurring charges is shown to provide the reader with information regarding the economic performance of the Company before the impact of charges that do not reflect the on-going performance of the operations such as the technical non-economic substantive accounting treatment charge of $1.7 million in the fourth quarter of fiscal 2009, and the first quarter of fiscal 2010 write-off incurred as new accounting ruling was applied and stock compensation expense that resulted from the repricing of stock options. We believe that this is a meaningful Non-GAAP representation of the ongoing performance of the operations.

The following chart reconciles EBITDA (Non-GAAP measure) to the reported net income (loss) for each of the seven quarterly periods presented above (in thousands):

	For the three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2008	2008	2008	2008

Net income (loss)	$20	$(1,948)	$(243)	$(660)	$512	$(366)	$(1,398)
Add back:
Interest expense	230	545	575	680	683	720	780
Income tax expense	8	8	8	8	8	-	-
Depreciation and amortization expense within:
Cost of sales	236	254	239	242	342	321	353
Selling, general and administrative expenses	320	344	334	342	341	357	311
Stock-based compensation expense	133	49	61	78	104	122	123
Write-off of unamortized acquisition costs	187	-	-	-	-	-	-
Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment	-	1,651	-	-	-	-	-
(Gain) loss on extinguishment of promissory notes	-	(27)	-	-	-	-	108
EBITDA	$1,134	$876	$974	$690	$1,990	$1,154	$277

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

Comparison of Three Months Ended September 30, 2009 (“first quarter of fiscal 2010”) to Three Months Ended September 30, 2008 (“first quarter of fiscal 2009”)

Revenues

Revenues were $43.7 million in the first quarter of fiscal 2010, as compared to $79.3 million in the same period of the prior year, a decrease of $35.6 million, or 45%.  The decrease in revenues is primarily due to price variances in market prices of petroleum products, which resulted in a decrease of $31.4 million in revenues stemming from a 47% decrease in average market fuel prices in the first quarter of fiscal 2010 compared to the same period in the prior year (based on Energy Information Administration spot prices for low-sulfur Diesel).  The decrease is also partially due to a 9% reduction in gallons sold compared to a year ago as a result of a decreased demand from existing customers as a result of the contraction of the economy which impacted us dramatically beginning in November 2008.  Towards the end of fiscal 2009, we began to see a stabilization in the demand for our services from existing customers and a strong increase in new customer business as companies seek to reduce their costs of operation.  This trend, which began to emerge in the third quarter of fiscal 2009, has continued in the first quarter of fiscal 2010.  We remain cautiously optimistic that overall customer demand for our services will not decline further and that we can maintain or increase present volume levels by continuing to attract new customers.

Gross Profit

Gross profit was $4.1 million in the first quarter of fiscal 2010, as compared to $5.8 million in the same period of the prior year, a decrease of $1.7 million, or 30%.  The net margin per gallon for the first quarters of fiscal 2010 and 2009 was 25.6 cents and 33.2 cents, respectively, a decrease of 7.6 cents.  The decrease in gross profit and margin can be attributed primarily to incremental margin contribution from the emergency response services provided in the first quarter of fiscal 2009 in Louisiana and Texas for Hurricanes Gustav and Ike and to the decrease in volumes resulting from the contraction of the economy which impacted us starting in November of 2008.  The decreases were partially offset by the improved efficiencies related to our route structure consolidation and other steps we have taken to increase productivity since we recognized the lowering of customer volumes in the second quarter of fiscal 2009.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $3.8 million in the first quarter of fiscal 2010 and $4.6 million in the first quarter of fiscal 2009, a decrease of $793,000, or 17%.  SG&A has decreased as a result of the cost cutting and business restructuring steps taken beginning in late November 2008 to meet the decrease in customer demand as well as higher costs in the prior year associated with the emergency response services provided during Hurricanes Gustav and Ike.  We experienced decreases in the provision for doubtful accounts of $393,000, employee expense of $270,000, traveling expense of $120,000, credit card fees of $99,000, and facilities and office expense of $65,000.  These decreases were partially offset by the write-off of $187,000 of unamortized acquisition costs in the first quarter of fiscal year 2010 as a result of the adoption of ASC 805, which no longer allows the capitalization of such costs.

Interest Expense

Interest expense was $230,000 in the first quarter of fiscal 2010, as compared to $683,000 in the same period of the prior year, a decrease of $453,000, or 66%.  The decrease was primarily due to lower interest expense as a result of the reduction in our long term-debt outstanding, and improved interest rate terms due to the June 2009 Recapitalization.  Our interest rate terms have improved, as we replaced the high 11.5% former Secured and Unsecured debt with the term loan which is at interest rates currently around 4.5%.  We also negotiated for more favorable rates on the line of credit.  In addition, the average outstanding balance on the line of credit was $10.1 million lower period over period primarily due to lower fuel prices, and the reduction of debt service requirements from our former debt that was extinguished with the June 2009 Recapitalization.

The components of interest expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Stated Rate Interest Expense:
Line of credit	$110	$313
Long-term debt	69	267
Other	9	21
Total stated rate interest expense	188	601

Non-Cash Interest Amortization:
Amortization of deferred debt costs	42	72
Amortization of debt discount	-	10
Total non-cash interest amortization	42	82

Total interest expense	$230	$683

Income Taxes

State income tax expense of $8,000 was recorded for the first quarters of fiscal 2010 and 2009.  No federal income tax expense was recorded for these periods.  The federal net operating loss carryforward at June 30, 2009 was $28.1 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.

Net Income

 Net income was $20,000 in the first quarter of fiscal 2010, as compared to a net income of $512,000 in the same period in the prior year.  The $492,000 or 96% decrease was primarily attributable to the lower gross profit of $1.7 million resulting from the decrease in margin contribution from the emergency response services provided in the first quarter of fiscal 2009 in Louisiana and Texas for Hurricanes Gustav and Ike and to the decrease in volumes resulting from the contraction of the economy which impacted us starting in November of 2008.  The decrease was offset by lower selling, general and administrative expenses of $793,000 as a result of the cost cutting and business restructuring steps taken beginning in late November 2008 to meet the decrease in customer demand, and by lower interest expense of $453,000 as a result of the reduction in our long term-debt outstanding and lower balances in the line of credit primarily the result of the June 2009 Recapitalization and lower fuel prices.

EBITDA

EBITDA was $1.1 million in the first quarter of fiscal 2010, as compared to $2.0 million in the same period of the prior year, a decrease of $856,000, or 43%.  The decrease was primarily due to the decrease in gross profit discussed above, partially offset by the reduction in selling, general and administrative expenses also discussed above.

The reconciliation of EBITDA to net income for the first quarters of fiscals 2010 and 2009 was as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008

Net income	$20	$512
Add back:
Interest expense	230	683
Income tax expense	8	8
Depreciation and amortization expense within:
Cost of sales	236	342
Selling, general and administrative expenses	320	341
Stock-based compensation amortization expense	133	104
Write-off of unamortized acquisition costs	187	-
EBITDA	$1,134	$1,990

As noted above, EBITDA is a Non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, a Non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  Both stock-based compensation amortization expense and the write-off of unamortized acquisition costs are considered amortization items to be excluded in the EBITDA calculation.  We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities.  We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.

Capital Resources and Liquidity

At September 30, 2009, we had total cash and cash availability of $2.6 million, which consisted of cash and cash equivalents of $260,000 and additional cash availability of approximately $2.4 million through our line of credit.  As of November 10, 2009, our cash and cash availability was approximately $3.1 million.  We are able to draw on our line of credit on a daily basis subject to debt covenant requirements.

During the fourth quarter of fiscal 2009, we completed a comprehensive $40 million recapitalization program that restructured all of our debt and equity.  After the Recapitalization, our total debt was immediately decreased by $4.5 million, our cash requirements for interest and dividends are expected to be reduced by over $1 million per year and our shareholders’ equity increased by approximately $4.1 million at June 30, 2009.  A critical component of the June 2009 Recapitalization was the conversion of our existing $25.0 million revolving line of credit into a new, significantly more favorable, $25.0 million loan facility, comprised of a three year $20.0 million revolver coupled with a new $5.0 million, 5.5%, 60 month, fully amortized term loan and the extension of our revolving line of credit to July 1, 2012.

We believe that, as a result of our June 2009 recapitalization, we have established adequate credit enhancements to meaningfully respond to potential increases in volumes, irrespective of whether they are accompanied by fuel price increases.  However, in light of current economic market uncertainties and price volatility, we cannot be certain that we will be successful in responding to unanticipated market forces in the future.

Sources and Uses of Cash

Debt Financing and Equity Offerings

As noted above, on June 29, 2009, we completed a comprehensive $40 million recapitalization program that restructured all of our debt and equity, providing us with substantial short term and long term financial benefits, including the conversion of our then existing $25.0 million revolving line of credit into a new, significantly more favorable, $25.0 million loan facility, comprised of a three year $20.0 million revolver coupled with a $5.0 million, 5.5%, 60 month, fully amortized term loan.  The Eighteenth Amendment to our Loan and Security Agreement with our principal lender also extended the renewal date of the revolving line of credit from July 1, 2009 to July 1, 2012, added our vehicles and field operating equipment as additional collateral for the bank, and modified several covenants in the loan agreement in a manner favorable to the Company.

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

Interest is payable monthly based on a pricing matrix agreed with the bank.  At September 30, 2009, the interest rate for the line of credit was at LIBOR Floor of 0.75% plus 3.25%, or 4.00%.  The applicable margin is determined quarterly based on a matrix with margins of 3.00% to 3.75% over the LIBOR lending rate determined by the Company meeting certain EBITDA to fixed charge coverage ratios, as defined.

As of September 30, 2009, we have outstanding letters of credit for an aggregate amount of $1.5 million.  These letters of credit were issued to obtain better purchasing terms and pricing than was then available in certain markets.  The letters of credit have twelve-month expirations and renew automatically.  No amounts have been drawn on any of the letters of credit; however, as described above, outstanding letters of credit reduce our cash availability under our line of credit facility.

As of September 30, 2009 and June 30, 2009, we had outstanding borrowings of $7.4 million and $7.8 million, respectively, under our line of credit.  The line of credit is classified as a current liability in accordance with ASC 470, Debt, due to certain provisions in the agreement providing for subjective acceleration rights and requiring us to maintain a lockbox arrangement whereby cash deposits are automatically utilized to reduce amounts outstanding under the line of credit.  Based on eligible receivables and inventories, and letters of credit outstanding at September 30, 2009, we had $2.4 million, of cash availability under the line of credit.

In addition to obtaining funds through the line of credit, in the past, we have obtained funds through the issuance of promissory notes, common stock, preferred stock and warrants to purchase our common stock.  We have also concurrently or subsequently restructured our debt and equity to secure better terms and to reduce our cash requirements for interest and dividends.  As a result of the Recapitalization effected in the fourth quarter of fiscal 2009, we believe that we have established adequate credit enhancements for fiscal 2010 to meaningfully respond to potential increases in volumes and fuel prices.

During the three months ended September 30, 2008, we responded to our working capital needs by securing debt financing and effecting an equity offering, as described below.  These transactions were restructured as part of the Recapitalization effected in the fourth quarter of fiscal 2009 and are no longer outstanding.

On August 15, 2008, we issued 229 shares of our Series C Convertible Preferred Stock, $0.01 par value, at a price of $650 per share, or an aggregate of $148,850 (the “Series C Preferred Stock”).  Each share of Series C Preferred Stock was convertible into approximately 222 shares of the Company’s common stock at a price per share of $2.93 per share, which was greater than the $2.21 closing price of the Company’s common stock on August 14, 2008.

On September 2, 2008, we sold $725,000 in 12% unsecured convertible promissory notes maturing on September 1, 2010.  The promissory notes were unsecured and were expressly subordinated to any amounts owed to our primary lender pursuant to a subordination agreement between the note holders and the lender.  Interest on the notes was payable semi-annually, on each March 1 and September 1, beginning March 1, 2009.  The notes could have been redeemed by us, in whole or in part, without prepayment penalty or premium, except that, if such pre-payment was proposed to be made before September 2, 2009, a 1% prepayment penalty applied.  The unpaid principal amount of the promissory notes and the accrued but unpaid interest thereon was convertible into shares of our common stock at $2.93 per share.

Dividends on the outstanding shares of Series D Preferred Stock, which shares were issued in the June 2009 Recapitalization, are payable when, as and if declared by the Board of Directors, but only out of funds that are legally available, in annual cash or equity dividends, at the Company’s election, at the rate of 5.5% per annum of the sum of the Original Issue Price per share.  Per the Certificate of Designation for the Series D, the first dividend declaration for the outstanding Series D Preferred Stock is expected to be approximately in August 2010 and may, at the Company’s election, be paid in shares of the Company’s common stock.  Subsequent dividends on the Series D are payable in cash except that, under specified circumstances, dividends may be paid in the form of shares of a new series of nonvoting Preferred Stock, the terms, rights and privileges of which are, other than the voting rights, substantially identical to those of the Series D.  Dividends on any of the Company’s Series of Preferred Stock are cumulative from the date of the original issuance of the Preferred Stock.  Accumulated unpaid dividends on Preferred Stock do not bear interest.

During fiscal 2009, we declared $577,000 in cumulative dividends on the Series A, Series B, and Series C Preferred Stock, which have been paid or satisfied as of June 30, 2009.  The Series A, Series B, and Series C Preferred Stock are no longer outstanding as a result of the Recapitalization effected on June 29, 2009.  During this quarter, $1.1 million of the Series D Preferred stock was converted into 594,012 shares of Common Stock further reducing our future financing costs as future dividend payments were reduced.

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

Cash Flows

During the three months ended September 30, 2009 and 2008, cash and cash equivalents increased $137,000 and $3,000, respectively.

We generated cash from the following sources (in thousands):

	Three Months Ended
	September 30,
	2009	2008

Cash provided by operating activities	$767	$3,047
Proceeds from issuance of promissory notes	-	725
Proceeds from issuance of preferred stock	-	149
Decrease in restricted cash	-	56
Proceeds from sale of equipment	-	91
	$767	$4,068

We used cash primarily for (in thousands):

	Three Months Ended
	September 30,
	2009	2008

Net payments on line of credit payable	$(404)	$(3,830)
Principal payments on term loan	(167)	-
Purchases of property and equipment	(42)	(153)
Capital lease payments	(17)	(12)
Payments of debt and equity issuance costs	-	(70)
	$(630)	$(4,065)

Net change in cash and cash equivalents	$137	$3

As of September 30, 2009, we had $7.4 million outstanding under our line of credit.  The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying condensed unaudited consolidated statements of cash flows for the three months ended September 30, 2009 include the cumulative activity of the daily borrowings and repayments, $45.9 million and $46.3 million, respectively, under the line of credit.  The availability under the line of credit at September 30, 2009 and June 30, 2009, amounted to $2.4 million.  The net cash borrowings from, or repayments of, the line of credit during the three months ended September 30, 2009 and 2008, respectively, have been included as sources or uses of cash in the tables above.

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

Our sources of cash during the remainder of fiscal 2010 are expected to be cash on hand, cash generated from operations, borrowings under our credit facility, and any other capital sources that may be deemed necessary.  There is no assurance, however, that if additional capital is required, it will be available to us or available on acceptable terms.

In November 2008, we recognized the significant impact the current economic crisis was having on our business; so we implemented an extensive program of cost reductions and business restructuring steps to improve margins in order to offset reductions in the volumes of fuel, lubricants, chemicals and other products and services sold to our customers and, further, completed our $40 million June 2009 Recapitalization.  Poor economic conditions have significantly impacted the businesses of our customers, as less freight is being transported and manufacturing demand is down, correspondingly reducing the consumption of fuel and other petroleum products.  Although our volumes of petroleum products and chemicals sold began to stabilize in the third quarter of fiscal 2009 and continued through the first quarter of fiscal 2010, we cannot be certain that this will continue in the future or that any new business will be sufficient to offset possible future decreases in demand from our existing customer base.

We concluded fiscal 2009 with the $40 million Recapitalization of all of our debt and equity securities.   We strengthened our balance sheet and financial position immediately lowering our total debt by $4.5 million, increasing shareholder’s equity by $4.1 million and reducing our debt to equity ratio from approximately 9:1 to 2:1 over the prior year.  We extinguished all of our maturing debt and obtained a new 5 year term loan and a minimum 3 year bank line of credit, both of which carry highly competitive lower interest rates than our previous debt instruments.  We have reduced our cash interest expense and dividends cash usage.  We also continue to concentrate our efforts on reducing costs and conserving cash availability in order to meet the challenges of the recession.  We believe the improvements in our balance sheet as a result of the Recapitalization resulted in establishing adequate credit enhancements for fiscal 2010 to meaningfully respond to potential increases in volumes and fuel prices.  We have also sought to offset the reduced demand from existing customers by aggressively seeking new customers, with some success.

Our uses of cash over the next twelve months are expected to be principally for operating working capital needs, maintaining our line of credit, and servicing any principal and interest on our debt.  Our line of credit with our principal lender matures on July 1, 2012.

Off-Balance Sheet Arrangements

At September 30, 2009, we do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3 in the footnotes to financial statements included in this Form 10-Q.

Critical Accounting Policies

We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amount of revenues and expenses and other significant areas involving management's judgments and estimates.  On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates.  There were no changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Controls over Financial Reporting

    No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SMF ENERGY CORPORATION

November 12, 2009	By:	/s/ Richard E. Gathright
Richard E. Gathright
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Michael S. Shore
Michael S. Shore
Chief Financial Officer, Treasurer and Senior Vice President (Principal Financial Officer)

INDEX OF EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002