Form 10-Q
period 2009-12-31
SMF ENERGY CORP
filed 2010-02-16
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 10, 2010 there were 8,557,314 shares of the registrant’s common stock outstanding.

SMF ENERGY CORPORATION

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share and per share data)

	As of
	December 31, 2009	June 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49	$123
Accounts receivable, net of allowances of $766 and $1,038	15,125	15,878
Inventories, net of reserves of $93 and $82	1,933	1,959
Prepaid expenses and other current assets	460	772
Total current assets	17,567	18,732

Property and equipment, net of accumulated depreciation of $16,070 and $15,280	7,880	8,569
Identifiable intangible assets, net of accumulated amortization of $1,612 and $1,433	1,841	2,019
Goodwill	228	228
Deferred debt costs, net of accumulated amortization of $617 and $530	437	503
Other assets	69	67
Total assets	$28,022	$30,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$6,570	$7,845
Current portion of term loan	1,000	917
Accounts payable	5,327	5,807
Accrued expenses and other liabilities	3,318	3,767
Total current liabilities	16,215	18,336
Long-term liabilities:
Term loan, net of current portion	3,583	4,083
Promissory note	800	800
Other long-term liabilities	318	370
Total liabilities	20,916	23,589
Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000 Series D shares authorized, 598 and 3,228 issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,557,314 and 7,963,302 issued and outstanding, respectively	86	80
Additional paid-in capital	36,707	36,601
Accumulated deficit	(29,687)	(30,152)
Total shareholders’ equity	7,106	6,529
Total liabilities and shareholders’ equity	$28,022	$30,118

The accompanying notes to the condensed consolidated financial statements (unaudited) are an integral part of these condensed consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in 000’s, except per share data)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008

Petroleum product sales and service revenues	$40,458	$39,876	$78,583	$112,838
Petroleum product taxes	5,847	5,236	11,408	11,545
Total revenues	46,305	45,112	89,991	124,383

Cost of petroleum product sales and service	37,077	36,584	71,105	103,727
Petroleum product taxes	5,847	5,236	11,408	11,545
Total cost of sales	42,924	41,820	82,513	115,272

Gross profit	3,381	3,292	7,478	9,111

Selling, general and administrative expenses	2,673	3,267	6,512	7,899

Operating income	708	25	966	1,212

Interest expense	(261)	(680)	(491)	(1,363)
Interest and other income	6	3	6	19

Net income (loss) before income taxes	453	(652)	481	(132)

Income tax expense	(8)	(8)	(16)	(16)
Net income (loss)	$445	$(660)	$465	$(148)

Basic and diluted net income (loss) per share computation:
Net income (loss)	$445	$(660)	$465	$(148)
Less: Preferred stock dividends	-	(132)	-	(328)
Net income (loss) attributable to common shareholders	$445	$(792)	$465	$(476)

Net income (loss) per share attributable to common shareholders:
Basic	$0.05	$(0.24)	$0.06	$(0.14)
Diluted	$0.05	$(0.24)	$0.05	$(0.14)

Weighted average common shares outstanding:
Basic	8,557	3,320	8,404	3,287
Diluted	8,781	3,320	8,692	3,287

The accompanying notes to the condensed consolidated financial statements (unaudited) are an integral part of these condensed consolidated statements of operations (unaudited).

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in 000’s)

	For the Six Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$465	$(148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization within:
Cost of sales	464	584
Selling, general and administrative	636	683
Amortization of deferred debt costs	87	158
Amortization of debt discount	-	20
Amortization of stock-based compensation	164	182
Write-off of unamortized acquisition costs	187	-
Gain from sale of assets	-	(4)
Inventory reserve provision	11	-
Provision for doubtful accounts	43	332
Changes in operating assets and liabilities:
Decrease in accounts receivable	710	14,836
Decrease in inventories, prepaid expenses and other assets	137	847
Decrease in accounts payable, accrued expenses, and other liabilities	(980)	(5,800)
Net cash provided by operating activities	1,924	11,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of disposals	(201)	(193)
Proceeds from sale of equipment	-	56
Decrease in restricted cash	-	91
Net cash used in investing activities	(201)	(46)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	94,364	133,375
Repayments of line of credit	(95,639)	(145,280)
Principal payments on term loan	(417)	-
Proceeds from issuance of promissory notes	-	725
Proceeds from issuance of preferred stock	-	149
Payment of dividends	-	(390)
Debt issuance costs	(21)	(65)
Common stock, preferred stock, and warrants issuance costs	(52)	(22)
Capital lease payments	(32)	(26)
Net cash used in financing activities	(1,797)	(11,534)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(74)	110

CASH AND CASH EQUIVALENTS, beginning of period	123	48

CASH AND CASH EQUIVALENTS, end of period	$49	$158

(Continued)

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in 000’s)

(Continued)	For the Six Months Ended December 31,
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$382	$1,150

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Capital leases	$32	$47

Accrued dividends related to preferred stock	$-	$132

Conversion of promissory notes to common shares	$-	$210

The accompanying notes to the condensed consolidated financial statements (unaudited) are an integral part of these condensed consolidated statements of cash flows (unaudited).

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	NATURE OF OPERATIONS

SMF Energy Corporation, a Delaware corporation (the “Company”) provides petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications, and government services industries.  The Company generates its revenues from commercial mobile and bulk fueling; the packaging, distribution and sale of lubricants; integrated out-sourced fuel management; transportation logistics, and emergency response services.  The Company’s fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems; and distributes a wide variety of specialized petroleum products, lubricants and chemicals to its customers.

At December 31, 2009, the Company was conducting operations through 34 service locations in the 11 states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for any subsequent period or the fiscal year ending June 30, 2010.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the United States Securities and Exchange Commission (the “2009 Form 10-K”).

Reverse Stock Split - On September 10, 2009, the Company amended its Certificate of Incorporation to effect a 1-for-4.5 reverse stock split of the Company’s common stock, which became effective on the Nasdaq Capital Market on October 1, 2009.  As a result of the reverse stock split, every 4.5 shares of the Company’s issued and outstanding common stock was combined into 1 share of common stock with a par value of $0.01 per share.  The reverse stock split did not change the number of authorized shares of the Company’s common stock, which remains at 50,000,000 authorized shares.  No fractional shares were issued in connection with the reverse stock split. If, as a result of the reverse stock split, a stockholder would otherwise hold a fractional share, the number of shares to be received by such stockholder were rounded up to the next highest number of shares.  The reverse stock split affected all shares of the Company’s common stock, including common stock underlying stock options, warrants, convertible promissory notes and convertible preferred stock that were outstanding on the effective date.  All share and per share information in the accompanying condensed unaudited consolidated financial statements and the notes thereto has been retroactively adjusted to give effect to the reverse stock split for all periods presented.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Subsequent Events - The Company addressed the disclosure of subsequent events through the date of filing of this Form 10-Q on February 16, 2010.

Fair Value of Financial Instruments - The Company’s financial instruments, primarily consisting of cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short term maturity of these instruments.  The promissory notes and long-term debt approximate fair value as the borrowing rates currently available to the Company for bank loans and average maturities are similar to those of June 29, 2009, the date in which the promissory notes and long-term debt were recorded.

3.           CASH AND CASH EQUIVALENTS

During the six months ended December 31, 2009, the Company paid down $1.3 million on its line of credit payable.  Total cash and cash availability was approximately $3.0 million and $2.5 million at December 31, 2009 and June 30, 2009, respectively, and was approximately $3.6 million on February 10, 2010.  Total cash and cash availability includes cash and cash equivalents as presented in the Company’s balance sheet and cash available to the Company through its line of credit, described in Note 5 – Line of Credit Payable.

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

4.           NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  Conversion or exercise of the potential common shares is not reflected in diluted earnings per share unless the effect is dilutive.  The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the if-converted and the treasury stock method, as applicable.  In determining whether outstanding stock options and common stock warrants should be considered for their dilutive effect, the average market price of the common stock for the period has to exceed the exercise price of the outstanding common share equivalent.  Diluted net income per share for the three and six-months ended December 31, 2009, was diluted by additional common stock equivalents, adjusted per the reverse stock-split, as follows (in thousands):

	For the Three Months	For the Six Months
	ended December 31, 2009	ended December 31, 2009

Incremental shares due to stock options awarded to employees and directors	2	2
Incremental shares due to preferred stock conversion rights	133	286
Incremental shares due to debt conversion rights	89	-

Total dilutive shares	224	288

 Diluted net loss per share for the three and six-months ended December 31, 2008 did not include any common stock equivalents in the computation since the Company incurred net losses in those periods.

Anti-dilutive common stock equivalents outstanding and not included in the computation of diluted earnings per common share consisted of (in thousands):

	For the Three Months		For the Six Months
	ended December 31,		ended December 31,
	2009	2008	2009	2008

Stock options	418	446	418	446
Common stock warrants	141	166	141	166
Promissory note conversion rights	-	922	89	922
Preferred stock conversion rights	-	1,426	-	1,426
Total common stock equivalents outstanding	559	2,960	648	2,960

The promissory note and preferred stock conversion rights in the three and six months ended December 31, 2008 were associated with financial instruments that were extinguished or converted as of result of a series of transactions involving all of the holders of the Company’s debt and preferred equity securities that occurred on June 29, 2009 (“the Recapitalization”).

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	For the Three Months			For the Six Months
	Ended December 31, 2009			Ended December 31, 2009
		Weighted			Weighted
		Average			Average
		Common	Per Share		Common	Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Net Income	$445			$465
Less: Preferred stock dividends	-			-
Basic net income per share attributable to common shareholders	$445	8,557	$0.05	$465	8,404	$0.06

Effect of dilutive securities:
Stock options	-	2		-	2
Preferred stock conversion rights	-	133		-	286
Debt conversion rights	3	89		-	-

Diluted net income per share attributable to common shareholders	$448	8,781	$0.05	$465	8,692	$0.05

5.           LINE OF CREDIT PAYABLE

The Company has a $25.0 million loan facility, comprised of a three year $20.0 million asset based lending revolving line of credit coupled with a $5.0 million, 60 month, fully amortized term loan.  The Company’s $20.0 million line of credit has a maturity date of July 1, 2012 and permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined.  Outstanding stand by letters of credit reduce the maximum amount available for borrowing.  Outstanding borrowings under the line are secured by substantially all Company assets.

Interest is payable monthly based on a LIBOR rate and a pricing matrix and at December 31, 2009, the interest rate for the line of credit was 4.00%.  This rate was priced using a minimum LIBOR floor of 0.75%, plus the applicable margin of 3.25%.  The applicable margin is determined quarterly based on a predetermined fixed charge coverage ratio pricing matrix with these margins ranging from 3.00% to 3.75%.

As of December 31, 2009 and June 30, 2009, the Company had outstanding borrowings of $6.6 million and $7.8 million, respectively, under its line of credit.  The line of credit is classified as a current liability in accordance with ASC 470, Debt.  Based on eligible receivables and inventories, and letters of credit outstanding at December 31, 2009 and June 30, 2009, the Company had $2.9 million and $2.4 million of cash availability under the line of credit, respectively.

The Company’s line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants.  At December 31, 2009, the financial covenants included a minimum daily availability of $250,000, a fixed charge coverage ratio of 1.1 to 1.0, and a capital expenditure limitation for fiscal year 2010 of $750,000.  At December 31, 2009 and June 30, 2009, the Company had a maximum amount of $1.75 million, on both dates, for which letters of credit could be issued.  At December 31, 2009 and June 30, 2009, $1.5 million and $1.6 million, respectively, had been issued in letters of credit.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s $25.0 million loan facility agreement requires the Company to obtain the consent of the lender prior to incurring additional debt, paying any cash dividends or distributions, or entering into mergers, consolidations or sales of assets outside the ordinary course of business.  Failure to comply with one or more of the covenants in the future could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition.  At December 31, 2009, the Company was in compliance with all the requirements of its covenants under the loan facility agreement.

6.           LONG-TERM DEBT (INCLUDES TERM LOAN AND PROMISSORY NOTES)

Long-term debt consists of the following (in thousands):

	As of
	December 31, 2009	June 30, 2009
June 2009 Term loan (the “Term Loan”), fully amortized, 60 monthly principal payments of approximately $83,000 commencing on August 1, 2009; variable interest due monthly, 4.75% at December 31, 2009; secured by substantially all Company assets; effective interest rate of 6.6%. For additional details, see below.	$4,583	$5,000

June 2009 unsecured convertible subordinated promissory note (the “New Unsecured Note”) (5.5% interest due semi-annually, January 15 and July 15, beginning January 15, 2011; interest accrued for first 13 months deferred and due on or about August 15, 2010); matures July 1, 2014 in its entirety; effective interest rate of 6.3%. For additional details, see below.	800	800

Total long-term debt	5,383	5,800

Less: current portion	(1,000)	(917)

Long-term debt, net	$4,383	$4,883

On June 29, 2009, as part of the Recapitalization, the Company restructured all of its debt and equity.  In connection therewith, the Company and its principal lender, Wachovia Bank, N.A. (the “Bank”), amended the Company’s existing $25.0 million revolving line of credit agreement to provide for a new $25.0 million loan facility, which included a new $5.0 million, fully amortized, 60 month term loan (the “Term Loan”).  The proceeds of the Term Loan were used to pay down $4.867 million of the August 2007 Notes and $125,000 of the September 2008 Notes.  The interest on the Term Loan is payable monthly and the interest rate is based on a pricing matrix with margins of 3.75% to 4.50% over the LIBOR lending rate determined by the Company meeting certain EBITDA to fixed charge coverage ratios, as defined.  At December 31, 2009, the interest rate was 4.75%.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Twenty-five percent (25%) of the original principal amount of the New Unsecured Note, or $200,000, may be converted into shares of the Company’s Common Stock at $2.25 per share (the “Conversion Price”) at the option of the noteholder.  The Conversion Price was adjusted as a result of the October 1, 2009, reverse stock split.  The number and kind of securities purchasable upon conversion and the Conversion Price remain subject to additional adjustments for stock dividends, stock splits and other similar events.

7.           SHAREHOLDERS’ EQUITY

The following reflects the change in shareholders’ equity for the six months ended December 31, 2009 (in thousands, except share data):

	Preferred Stock				Additional
	Series D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2009	3,228	$-	7,963,302	$80	$36,601	$(30,152)	$6,529
Net income	-	-	-	-	-	465	465

Conversion of Series D Preferred Stock to common stock	(2,630)	-	594,012	6	(6)	-	-

Recapitalization costs	-	-	-	-	(52)	-	(52)

Stock-based compensation amortization expense	-	-	-	-	164	-	164
Balance at December 31, 2009	598	$-	8,557,314	$86	$36,707	$(29,687)	$7,106

In July 2009, the Company was informed by two previous noteholders (the “Holders”) of the August 2007 Notes that, notwithstanding the terms of their original exchange agreements related to the Recapitalization completed in June 2009, they had intended to exchange more of their August 2007 Notes for shares of common stock than was reflected in their original exchange agreements.  Accordingly, in response to a request from the Holders to remedy their mistake, on July 6, 2009, the Company entered into two additional exchange agreements (the “New Exchange Agreements”) with the Holders by which the Holders exchanged 824 shares of Series D Preferred Stock for an aggregate of 192,680 shares of the Company’s Common Stock based on an aggregate value of $329,000.  The New Exchange Agreements provided the Holders with the terms originally offered in the Recapitalization, including the $1.71 price per share of Common Stock, rather than the $1.80 conversion price that would have been available upon a conversion of the Series D Preferred Stock received in the Recapitalization.  The $1.71 price used in the New Exchange Agreements was not less than the closing bid price for the Common Stock on the Nasdaq Capital Market on the last trading day preceding the July 6, 2009 New Exchange Agreements.  The issuance of the additional 36,997 shares resulted in a non-cash inducement on extinguishment of convertible notes of $166,000 which was recorded in the financial statements for the year ended June 30, 2009.  All share and price per share amounts discussed above have been adjusted to reflect the reverse stock split of October 1, 2009.

In September 2009, some of the holders of the Series D Preferred Stock converted an aggregate of 1,806 shares into 401,332 shares of Common Stock for an aggregate value of $722,000.  Since this is an exchange of an equity instrument into another equity instrument, the net impact to shareholders’ equity is zero, with a decrease of $6,000 in Additional Paid-in Capital and an equal increase to Common Stock reflecting the par value of the issued common shares.  The share amounts discussed above have been adjusted to reflect the reverse stock split of October 1, 2009.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Employee Stock Options

In December 2009, the Company’s shareholders approved the Board of Directors’ adoption of a new equity incentive plan (the “2009 Plan”) with a total of 1,300,000 shares of common stock reserved for issuance under the Plan in the form of stock options, stock appreciation rights, performance stock units or restricted stock.  After the 2009 Plan was approved by the shareholders and became effective on December 10, 2009, the Company’s Board of Directors resolved that it would make no further grants of stock options under the Company’s existing stock option plans, the 2001 Director Stock Option Plan and the 2000 Stock Option Plan (the “Existing Plans”).

In September 2009, the exercise prices of all outstanding employee stock options previously granted under the 2000 Stock Option Plan were amended by the Compensation Committee of the Company’s Board of Directors to have an exercise price of $2.48 per share after the reverse stock split, or $0.55 per share before the reverse stock split (the “Amendments”).  The new exercise price of $2.48 set by the Amendments was, as adjusted for the reverse stock split, $0.77 above the $1.71 official closing price on the Nasdaq Capital Market on the trading day immediately preceding the date of the Amendment.  The Amendments did not change the vesting schedules or any of the other terms of the respective stock options.  As a result of the repricing of the options effected by the Amendments, the Company incurred a non-cash charge of $93,000 to stock-based compensation amortization expense during the first quarter of fiscal year 2010 and an additional $5,000 which is being amortized over the remaining vesting period of the related options.  This modification affected 31 employees who held 327,614 stock options on June 30, 2009, adjusted to reflect the reverse stock split of October 1, 2009.

8.           CONTINGENCIES

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities.  Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of December 31, 2009.  Therefore no contingency gains or losses have been recorded as of December 31, 2009.  However, based on management’s knowledge at the time of this filing, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

On November 23, 2009, SMF Energy Corporation (the “Company”) entered into a confidential settlement agreement (the “Agreement”) resolving all claims in the lawsuit entitled, SMF Energy Corporation vs. Financial Accounting Solutions Group, Inc., Mitchel Kramer, Alex Zaldivar and Kramer Professional Staffing, Inc.  Pursuant to the Agreement, SMF received a payment of $1,050,000 during the quarter ended December 31, 2009.  The payment was treated as a partial recovery of the professional fees incurred in connection with the lawsuit, with no gain or loss recognized for the settlement.  The Company expensed $463,000 of these expenses during the first six months of the current fiscal year.  The recovery of these professional fees and the year to date litigation costs have been recorded as part of the selling, general and administrative expenses in the statement of operations.  There was no admission of liability by any of the parties to the Lawsuit on account of any of the various claims, counterclaims or third party claims made in the Lawsuit.  All claims made by or against the Company in the Lawsuit were released as part of the Agreement.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On May 26, 2009, the Company filed a Demand for Arbitration with the American Arbitration Association in Broward County, Florida, under which the Company brought claims against various members of the Harkrider family arising out of the Company’s October 1, 2005 purchase of H & W Petroleum Company, Inc. (“H & W”) from the Harkrider family and H & W’s purchase of certain assets of Harkrider Distributing Company, Inc. (“HDC”) immediately prior to the Company’s purchase of H & W.  In that action, Case No. 32 198 Y 00415 09 (the “Arbitration”), the Company and H & W, which is now the Company’s wholly owned subsidiary, sought damages for breaches of, and indemnification under, the October 1, 2005, Stock Purchase Agreement between various Harkrider family members and the Company and under the September 29, 2005, Asset Purchase Agreement between HDC and various members of the Harkrider family, on the one hand, and H & W on the other, along with various other claims arising from the transaction.  Also on May 26, 2009, H & W filed a second action against various members of the Harkrider family in the District Court in Harris County, Texas, Civil Action No. 2009-32909 (the “Harris County Action”), seeking damages and declaratory relief for various breaches of H & W’s lease of its Houston, Texas, facility by H & W’s landlord, the Harkrider Family Partnership, and other related claims.  On June 24, 2009, the parties to the Arbitration and the Harris County Action agreed that all of the claims brought in the Arbitration would be dismissed and all of those claims would be added to the Harris County Action.  On June 29, 2009, in accordance with the stipulation of the parties to consolidate the Arbitration with the Harris County Action, the American Arbitration Association closed the Arbitration.  The Harris County Action is currently in the discovery phase and settlement discussions are ongoing with all parties having entered into a standstill agreement until March 15, 2010.

9.           RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the FASB issued the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the three and six months ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the six months ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current six months financial statements, the Company provides reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year.

Fair Value Measurements
(Included in ASC 825 “Financial Instruments”, previously FAS No. 157 “Fair Value Measurements”)

In September 2006, the FASB issued FAS Statement No. 157, “Fair Value Measurements” (“FAS No. 157”).  This standard provides guidance for using fair value to measure assets and liabilities.  Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability.  In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Certain aspects of this standard were effective for the financial statements issued for the Company since the beginning of fiscal year 2009.  The adoption of FAS No. 157 had no impact on the Company’s consolidated financial position, results of operations or cash flows.  FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, provided a one-year deferral to fiscal years beginning after November 15, 2008 of the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at least annually at fair value on a recurring basis.  The Company’s adoption of the remaining provisions as of July 1, 2009 of FAS No. 157 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Business Combinations
(Included in ASC 805 “Business Combinations”, previously FAS No. 141R “Business Combinations”)

In December 2007, the FASB issued FAS Statement No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”), which replaces FAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  In April, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. 131(R)-1”).  This FSP amends and clarifies FAS No. 141R to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FAS No. 141R was effective for the Company beginning July 1, 2009 and was applied prospectively to business combinations completed on or after that date.  The adoption of FAS No. 141R resulted in the write-off of $187,000, in the first quarter of fiscal year 2010, of unamortized acquisition costs as of June 30, 2009, which are no longer capitalized under FAS No. 141R.

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

Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash a Consensus of the FASB Emerging Issues Task Force

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01, “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash a Consensus of the FASB Emerging Issues Task Force” (“ASU No. 2010-01”).  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).  ASU No. 2010-01 was effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this update in the second quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

OUR BUSINESS

We are a supplier of specialized transportation and distribution services for petroleum products and chemicals.  We provide commercial mobile and bulk fueling, lubricant and chemical distribution, emergency response services and transportation logistics to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries.  At December 31, 2009, the Company was conducting operations through 34 service locations in the 11 states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

OVERVIEW

During the first half of fiscal year 2010, as we expected, we generated positive financial performance in both our first and second fiscal quarters yielding operating profit, bottom line net income, positive EBITDA and cash contribution after our fixed charges1.

During the second quarter of fiscal 2010, we continued to grow our business organically by completing an expansion into three new markets including Knoxville, TN, Spartanburg, SC, and North Augusta, GA, and of our business in existing North Carolina markets projecting to add 4 million gallons annually from this expansion.  During this fiscal year, we have yet to see any recovery of the lost 14% in existing customer demand that we experienced last year when the national economy collapsed.  Nevertheless, if and when the anticipated economic recovery reaches the businesses of these customers, we believe that we will be at the forefront of the economic benefits provided, due to the nature of the industries we serve as well as our diversification within those industries, with over 4,000 customers in 34 markets over 11 states contributing to our bottom line performance.

We are currently focused on reinvigorating our long term growth strategy, which includes not only organic growth but also growth via acquisition of other businesses.  We have taken steps to position ourselves for such growth through acquisitions, including the stabilization of our existing business, the consistent generation of positive cash contribution and improved financial performance, completion of our enterprise resource management system software and other infrastructure to facilitate rapid and efficient integration of acquired companies, and maintenance of our NASDAQ Capital Markets listing notwithstanding the stock market meltdown of the past 18 months via our October 2009 reverse stock split.  We have recently engaged in a series of campaigns to actively stimulate awareness and interest in our Company’s common stock via stock promotion, participation in road shows and other investor communications.  We believe that the current market capitalization of the Company is far less than the Company’s real enterprise value, and are constrained from using our common stock as an accretive component of our acquisition plans at current stock price levels, which could be significantly dilutive.  Finally, in December 2009, we also brought closure to the costly FAS litigation whereby we agreed to settle the case and recovered part of the overall professional fees that we incurred.

As discussed in our last quarter overview and described in detail in our June 30, 2009 Form 10-K, we concluded fiscal 2009 with a complex recapitalization of all of our debt and equity securities which strengthened our balance sheet and financial position by lowering our total debt by $4.5 million, increasing shareholders’ equity by $4.1 million and reducing our debt to equity ratio from approximately 9:1 to 2:1 over the prior year.  This June 2009 confluence of transactions (the “Recapitalization”) extinguished all of our maturing debt while providing us with a new 5 year term loan and a minimum 3 year bank line of credit, both of which carry significantly lower interest rates than our previous debt instruments.  The Recapitalization was expected to reduce our annual cash interest expense by over $1.0 million, which expectation is being confirmed, based on our results for the first half of fiscal 2010.

The following table presents certain operating results for the last seven sequential quarters (in thousands, except net margin per gallon):

	For the Three Months ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2009	2009	2008	2008	2008

Revenues	$46,305	$43,686	$39,884	$34,982	$45,112	$79,271	$82,036

Gross profit	$3,381	$4,097	$3,539	$3,790	$3,292	$5,819	$4,290

Selling, general and administrative	$2,673	$3,839	$3,401	$3,455	$3,267	$4,632	$3,845

Operating income	$708	$258	$138	$335	$25	$1,187	$445

Interest expense and other income, net	$(255)	$(230)	$(454)	$(570)	$(677)	$(667)	$(811)

Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment [4]	$-	$-	$(1,651)	$-	$-	$-	$-

Gain on extinguishment of promissory notes	$-	$-	$27	$-	$-	$-	$-

Net income (loss)	$445	$20	$(1,948)	$(243)	$(660)	$512	$(366)

Less: Non-cash write-off of unamortized acquisition costs	$-	$187	$-	$-	$-	$-	$-

Less: Non-cash stock options repricing costs	$-	$93	$-	$-	$-	$-	$-

Less: Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment [4]	$-	$-	$1,651	$-	$-	$-	$-

Adjusted net income (loss) before non-cash, non-recurring charges [5]	$445	$300	$(297)	$(243)	$(660)	$512	$(366)

EBITDA [2]	$1,289	$1,134	$876	$974	$690	$1,990	$1,154

Net margin	$3,609	$4,333	$3,795	$4,027	$3,534	$6,161	$4,611
Net margin per gallon [3]	$0.21	$0.26	$0.23	$0.25	$0.21	$0.33	$0.24
Gallons sold	16,956	16,945	16,709	16,041	16,602	18,550	19,024

1 Cash contribution after fixed charges reflects the cash that is generated by the business after deducting cash payments incurred to service debt obligations and capital expenditures.

2 EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, a Non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  To the extent that gain or loss and the non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment of promissory notes constitute the recognition of previously deferred interest or finance cost, it is considered interest expense for the calculation of certain interest expense amounts.  Both stock-based compensation amortization expense and the write-off of unamortized acquisition costs are considered amortization items to be excluded in the EBITDA calculation.  We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities.  We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.

3 Net margin per gallon is calculated by adding gross profit to the cost of sales depreciation and amortization and dividing that sum by the number of gallons sold.

4 Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment is a charge we incurred strictly as a result of the June 29, 2009 Recapitalization.  The Company extinguished a portion of the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of approximate 1.2 million shares and approximate 278,000 shares, respectively, at the negotiated price of $1.71 per share, which was greater than the $1.67 per share closing bid price the day prior to the Recapitalization, but lower than the conversion price applicable to the convertible debt instruments, which resulted in the issuance of more shares in the exchange than would have been issued upon a conversion.  The practice of accounting in the interpretation of FAS No. 84 is that an inducement occurs any time when additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or economic intent of the parties to the transaction.  Irrespective of the economic reality of the transaction, FAS No. 84 required the recording of a non-cash “conversion inducement” charge of $1.7 million, based on the difference between the approximate aggregate 471,000 common shares issuable to the applicable note holder under the original conversion rights that existed upon a conversion and the approximate 1.5 million common shares exchanged at $1.71 cents in the transaction that extinguished all of the Notes.  This non-cash charge is deemed a financing expense to extinguish the Notes.  To the extent that the non-cash FAS No. 84 inducement on extinguishment of promissory notes constitutes the recognition of a finance cost, it is considered interest expense for the calculation of certain interest expense amounts.

5 Adjusted net income (loss) before non-cash, non-recurring charges is shown to provide the reader with information regarding the true economic performance of the Company before the impact of charges that do not reflect the on-going performance of the operations such as of the technical non-economic substantive accounting charge of $1.7 million in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 write-off incurred as a new accounting ruling was applied and stock compensation expense that resulted from repricing stock options.  We believe that this is a meaningful Non-GAAP representation of the ongoing performance of the operations.

The following table reconciles Adjusted net income (loss) before non-cash, non-recurring charges (Non-GAAP measure) to the Net income (loss) for each of the seven quarterly periods presented above (in thousands):

	For the Three Months ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2009	2009	2008	2008	2008

Net income (loss)	$445	$20	$(1,948)	$(243)	$(660)	$512	$(366)
Less: Non-cash write off of unamortized acquisition costs	-	187	-	-	-	-	-
Less: Non-cash stock options repricing costs	-	93	-	-	-	-	-
Less: Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment	-	-	1,651	-	-	-	-
Adjusted net income (loss) before non-cash, non-recurring charges [1]	$445	$300	$(297)	$(243)	$(660)	$512	$(366)

1 Adjusted net income (loss) before non-cash, non-recurring charges is shown to provide the reader with information regarding the economic performance of the Company before the impact of charges that do not reflect the on-going performance of the operations such as the technical non-economic substantive accounting treatment charge of $1.7 million in the fourth quarter of fiscal 2009, and the first quarter of fiscal 2010 write-off incurred as new accounting ruling was applied and stock compensation expense that resulted from the repricing of stock options.  We believe that this is a meaningful Non-GAAP representation of the ongoing performance of the operations.

The following table reconciles EBITDA (Non-GAAP measure) to the reported Net income (loss) for each of the seven quarterly periods presented above (in thousands):

	For the Three Months ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2009	2009	2008	2008	2008

Net income (loss)	$445	$20	$(1,948)	$(243)	$(660)	$512	$(366)

Add back:

Interest expense	261	230	545	575	680	683	720

Income tax expense	8	8	8	8	8	8	-

Depreciation and amortization
expense within:

Cost of sales	228	236	254	239	242	342	321

Selling, general and
administrative expenses	316	320	344	334	342	341	357

Stock-based compensation expense	31	133	49	61	78	104	122

Write-off of unamortized
acquisition costs	-	187	-	-	-	-	-

Non-cash ASC 470-20
(formerly FAS No. 84)
inducement on extinguishment	-	-	1,651	-	-	-	-

Gain on extinguishment
of promissory notes	-	-	(27)	-	-	-	-
EBITDA	$1,289	$1,134	$876	$974	$690	$1,990	$1,154

•
We are reporting a continuation of positive operating income and net income of $708,000 and $445,000, respectively, for the three months ended December 31, 2009, compared to operating income of $25,000 and a net loss of $660,000 for the same period in the prior year, improvements of $683,000, or 2,732%, and $1.1 million.  In the prior fiscal year, based on our recognition of the impending economic crisis, we permanently eliminated certain personnel costs in order to better respond to the anticipated deterioration of business conditions.  This action resulted in a one time reversal of previously expensed charges in the second quarter of last year that favorably impacted operating income and reduced our net loss by approximately $490,000.  While there was no corresponding elimination of personnel costs this year, we did achieve another one time financial benefit from our settlement of a lawsuit, in which we recovered a substantial portion of our expended legal and professional fees, lowering our SG&A costs during the current quarter by approximately $748,000 and favorably impacted operating income and net income by the same amount.

•
The net margin in the second quarter of fiscals 2010 and 2009 was $3.6 million and $3.5 million, respectively, on 17.0 million and 16.6 million gallons sold during those periods.  The increase in the net margin is the result of the increase in gallons sold of 2%.  The net margins per gallon in the second quarter of fiscals 2010 and 2009 were 21.3 cents for both periods.

•
In the second quarter of fiscal 2010, we achieved EBITDA of $1.3 million compared to $690,000 in the same period a year ago, an improvement of approximately $599,000, and an improvement of approximately $155,000 when compared to the $1.1 million EBITDA of the first quarter of fiscal 2010.  Additionally, during the quarter we generated $660,000 in cash contribution after fixed charges, which reflects the cash that is generated by the business after deducting cash payments incurred to service debt obligations and pay for capital expenditures.  Our fixed coverage ratio as of December 31, 2009 was a twelve month cumulative of 2.04 compared to the required 1.1 that we need to maintain per covenants with the bank.

•
The $445,000 net income during the three months ended December 31, 2009, included $641,000 in non-cash charges, such as depreciation and amortization of assets, debt costs, stock-based compensation, and the provision for doubtful accounts.  The net income also included stated interest expense associated with servicing of our debt of $216,000, public company costs of $282,000, and the recovery through our settlement of a lawsuit of some of our expended legal and professional fees, thereby lowering our SG&A costs during the current quarter by approximately $748,000.

•
Financial results from commercial mobile and bulk fueling services continue to be largely dependent on the number of gallons of fuel sold and the net margin per gallon achieved.  During the second quarter of fiscal 2010, the gallons delivered remained basically the same as the prior quarter, reflecting a continuation of the stabilized volumes that the Company began to establish in the third quarter of fiscal 2008.  While there can be no assurance that the stabilization of recessionary demand will continue or will begin to turn upward in the foreseeable future, we remain cautiously optimistic that our operations and financial performance will continue to steadily improve as they have over the past few quarters.

•
As a result of the Recapitalization, our interest expense was substantially lower in the second quarter of fiscal 2010 compared to the same period the prior year.  We incurred interest expense of $261,000 this quarter compared to $680,000 in the same quarter in the prior year, a decrease of $419,000, or 62%, of which $216,000 is related to lower debt and lower costs to service our existing debt.

RESULTS OF OPERATIONS:

To monitor our results of operations, we review key financial information, including net revenues, gross profit, selling, general and administrative expenses, net income or losses, and non-GAAP measures, such as EBITDA.  We continue to seek ways to more efficiently manage and monitor our business performance.  We also review other key operating metrics, such as the number of gallons sold and net margins per gallon sold.  As our business is dependent on the supply of fuel and lubricants, we closely monitor pricing, repayment terms, and fuel availability from our suppliers in order to purchase the most cost effective products.  We calculate our net margin per gallon by adding gross profit and the depreciation and amortization components of cost of sales, and dividing that sum by the number of gallons sold.

Comparison of Three Months ended December 31, 2009 (“second quarter of fiscal 2010”) to Three Months ended December 31, 2008 (“second quarter of fiscal 2009”)

Revenues

Revenues were $46.3 million in the second quarter of fiscal 2010, as compared to $45.1 million in the same period of the prior year, an increase of $1.2 million, or 3%.  The increase in revenues of 3% is primarily due to a 2% increase in gallons sold compared to a year ago as a result of the stabilization of customer demand that we saw emerging in the third quarter of fiscal 2009 which has continued in fiscal 2010.  We also continue to see increases in new customer business and prospective business as companies seek to reduce their costs of operation with mobile fueling and our other services which has resulted in an increase of three service locations from which we conduct our operations.  Naturally, we cannot be certain that this will continue in the future or that any new business will be sufficient to offset possible future decreases in demand from our existing customer base.  We are cautiously optimistic that the stabilization of customer demand that we saw emerging in the third quarter of fiscal 2009, which was subsequent to the economic recessionary volume demand free fall from November 2008 through February 2009, will continue through the remainder of fiscal 2010 and that we can maintain or increase present volume levels by continuing to attract new customers. The increase in revenues was also due to price variances in market prices of petroleum products, as compared to the same quarter in the prior year, which resulted in an increase of $227,000 in revenues.

Gross Profit

Gross profit was $3.4 million in the second quarter of fiscal 2010, as compared to $3.3 million in the same period of the prior year, an increase of approximately $89,000 or 3%.  The increase in gross profit is partially due to the stabilization of customer demand that we saw emerging in the third quarter of fiscal 2009 which has continued in fiscal 2010, and partially due to increases in new customer business and prospective business as companies seek to reduce their costs of operation with mobile fueling and our other services.  A variety of other countervailing factors contributed to the increase in gross profit.  For example, increases in gross profit this year were partially offset by last year’s reduction in direct operating expense due to a one time reversal of $221,000 of a personnel benefits reserve in anticipation of the economic crisis and by various other new or higher expenses this year, such as surveillance expense of $34,000 higher travel expense of $20,000 related to the expansion into the new markets this quarter, an additional $110,000 this year for water removal expense related to storms in Houston this year.  Net margin per gallon was 21.3 cents for both periods.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $2.7 million in the second quarter of fiscal 2010 and $3.3 million in the second quarter of fiscal 2009, a decrease of $594,000 or 18%.  During the quarter we settled a lawsuit by which we recovered some of our expended legal and professional fees, thereby lowering our SG&A costs during the current quarter by approximately $748,000.  On a comparative basis, some of this one time benefit from the settlement, as well as the benefit of other cost cuts implemented over the past year, such as decreases in payroll expense of $173,000, in stock option expense of $47,000, and in travel expense of $43,000, were offset by higher personnel benefits expense of $270,000, as there was no corresponding decrease in this expense during fiscal 2010 as there was from last year’s reversal of employee benefit reserves.  Also offsetting the benefit, on a year-to-year quarterly comparison, that we achieved from the lawsuit and our other cost reductions this year, were increases during the second quarter of this year of $102,000 in the provision for doubtful accounts, $57,000 related to a new investor public relations program and $21,000 in facilities and office expense related to the geographical expansion of our business operations.

Interest Expense

Interest expense was $261,000 in the second quarter of fiscal 2010, as compared to $680,000 in the same period of the prior year, a decrease of $419,000, or 62%.  The decrease was primarily due to lower interest expense as a result of the reduction in our long term-debt outstanding, and improved interest rate terms due to the June 2009 Recapitalization.  Our interest rate terms have improved, as we replaced the high 11.5% former Secured and Unsecured debt with the term loan which is at interest rates currently around 4.75%.  We also negotiated for more favorable rates on the line of credit.  In addition, the average outstanding balance on the line of credit was $5.0 million lower period over period primarily due to higher fuel prices at the beginning of the quarter last fiscal year which resulted in higher debt requirements last fiscal year.

The components of interest expense were as follows (in thousands):

	For the Three Months
	ended December 31,
	2009	2008
Stated Rate Interest Expense:
Line of credit	$114	$276
Long-term debt	67	283
Other	35	25
Total stated rate interest expense	216	584

Non-Cash Interest Amortization:
Amortization of deferred debt costs	45	86
Amortization of debt discount	-	10
Total non-cash interest amortization	45	96

Total interest expense	$261	$680

Income Taxes

State income tax expense of $8,000 was recorded for the second quarters of fiscal 2010 and 2009.  No federal income tax expense was recorded for these periods.  The federal net operating loss carryforward at June 30, 2009 was $28.1 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition. Although the Company generated net income for the three months ended December 31, 2009, there is no provision for federal income taxes due to the availability of net operating loss carryforwards.

Net Income (Loss)

 Net income was $445,000 in the second quarter of fiscal 2010, as compared to a net loss of $660,000 in the same period in the prior year.  The $1.1 million or 167% increase was partially attributable to the decrease of $594,000 in SG&A costs due to cost containments implemented last year and the $748,000 net impact of the lawsuit settlement, both of which were partially offset by prior year’s total reduction of $490,000 attributable to a one time benefit from the elimination of certain personnel benefits expense.  The balance of the increase in net income was largely the result of lower interest expense of $419,000 derived from the reduction in our debt after the June 2009 Recapitalization.

EBITDA

EBITDA was $1.3 million in the second quarter of fiscal 2010, as compared to $690,000 in the same period of the prior year, an increase of $599,000, or 87%.  The increase was primarily attributed to the improved net income from overall higher net margins over last year, the recovery of certain professional fees from the settlement of a lawsuit and the stabilization of demand starting in the third quarter of fiscal 2009 and continuing through 2010.

The reconciliation of EBITDA to Net income (loss) for the second quarters of fiscals 2010 and 2009 was as follows (in thousands):

	For the Three Months
	ended December 31,
	2009	2008

Net income (loss)	$445	$(660)
Add back:
Interest expense	261	680
Income tax expense	8	8
Depreciation and amortization expense within:
Cost of sales	228	242
Selling, general and administrative expenses	316	342
Stock-based compensation amortization expense	31	78
EBITDA	$1,289	$690

As noted above, EBITDA is a Non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, a Non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  The stock-based compensation amortization is considered an amortization item to be excluded in the EBITDA calculation.  We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities.  We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.

Comparison of Six Months ended December 31, 2009 to Six Months ended December 31, 2008

Revenues

Revenues were $90.0 million in the six months ended December 31, 2009, as compared to $124.4 million in the same period of the prior year, a decrease of $34.4 million, or 28%, primarily as a result of price variances due to lower market prices of petroleum products during the first quarter of fiscal 2010.  Accordingly, the Company estimates that price variances resulted in a decrease of $31.1 million in revenues.  These variances were also impacted by the partial contribution from the emergency response services provided during the first quarter of fiscal 2009.

The decreases in revenues were also partially due to a decrease of 1.3 million in gallons sold, which resulted in a decrease of approximately $3.3 million in revenues compared to the same period in the prior year.  The decreases were partially due to the emergency response services provided in Louisiana and Texas for Hurricanes Gustav and Ike during the first quarter of fiscal 2009, and the contraction of the national economy which started in the second quarter of 2009.  These decreases were offset by increases in new customer business and prospective business which resulted in a net decrease of gallons sold of only 4%, as compared to the same period in the prior year.  We have experienced an increase in demand from companies seeking to reduce their costs of operation with mobile fueling and our other services which has resulted in an increase of three service locations from which we conduct our operations.  Naturally, we cannot be certain that this will continue in the future or that any new business will be sufficient to offset possible future decreases in demand from our existing customer base.  We are cautiously optimistic that the stabilization of customer demand that we saw emerging in the third quarter of fiscal 2009 will continue through the remainder of fiscal 2010 and that we can maintain or increase present volume levels by continuing to attract new customers.

Gross Profit

Gross profit was $7.5 million in the six months ended December 31, 2009, as compared to $9.1 million in the same period of the prior year, a decrease of $1.6 million, or 18%.  The net margin per gallon for the six months ended December 31, 2009 and 2008 was 23.4 cents and 27.6 cents, respectively, a decrease of 4.2 cents.  The decreases were primarily due to the incremental margin contribution from the emergency response services provided in Louisiana and Texas for Hurricanes Gustav and Ike during the first quarter of fiscal 2009 and the decrease in volume resulting from the contraction of the national economy which impacted us starting in the second quarter of fiscal 2009.  We incurred additional direct operating expenses this year as a result of last year’s $221,000 reversal of a personal benefits reserve as benefits were eliminated as a response to the economic collapse.

These decreases were partially offset by the stabilization of customer demand that we saw emerging in the third quarter of fiscal 2009 which has continued in fiscal 2010, and partially due to increases in new customer business and prospective business as companies seek to reduce their costs of operation with mobile fueling and our other services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.5 million in the six months ended December 31, 2009, as compared to $7.9 million in the same period of the prior year, a decrease of $1.4 million, or 18%.

SG&A has decreased as a result of the cost cutting and business restructuring steps taken beginning in late November 2008 and through the second half of fiscal 2009 to meet the decrease in customer demand experienced in fiscal 2009.  We experienced decreases in payroll expense of $415,000, the provision for doubtful accounts of $290,000, travel expense of $163,000 for services provided in the first quarter of fiscal 2009 related to hurricane emergency response work, credit card fees of $122,000 due to lower fuel prices, and facilities and office expense of $32,000.  Also, we settled a lawsuit whereby we recovered part of our expended legal and professional costs, lowering our SG&A costs during the current year by approximately $587,000.  On a comparative basis, some of the benefit from the settlement, as well as the continuing benefit of other cost cuts implemented over the past year mentioned above, were offset by this year’s higher personnel benefits expense of $270,000 resulting from last year’s one time reversal of employee benefits reserves.

Also offsetting the benefit, on a year-to-year comparison, that we achieved from the lawsuit and our other cost reductions this year, was the write-off of $187,000 of unamortized acquisition costs in the first quarter of fiscal year 2010 required by the adoption of ASC 805, which no longer allows the capitalization of such costs.

Interest Expense

Interest expense was $491,000 in the six months ended December 31, 2009, as compared to $1.4 million in the same period of the prior year, a decrease of approximately $872,000, or 64%.  The decrease was primarily due to lower interest expense as a result of the reduction in our long-term debt outstanding, and improved interest rate terms due to the June 2009 Recapitalization.  Our interest rate terms have improved, as we replaced the high 11.5% former Secured and Unsecured debt with the term loan which is at interest rates currently around 4.75%.  We also negotiated for more favorable rates on the line of credit.  In addition, the average outstanding balance on the line of credit was $7.6 million lower period over period primarily due to lower fuel prices and lower debt requirements.

The components of interest expense were as follows (in thousands):

	For the Six Months
	ended December 31,
	2009	2008
Stated Rate Interest Expense:
Line of credit	$224	$589
Long-term debt	136	550
Other	44	46
Total stated rate interest expense	404	1,185

Non-Cash Interest Amortization:
Amortization of deferred debt costs	87	158
Amortization of debt discount	-	20
Total non-cash interest amortization	87	178

Total interest expense	$491	$1,363

Income Taxes

State income tax expense of $16,000 was recorded for the six months ended December 31, 2009 and 2008.  No federal income tax expense was recorded for these periods.  The federal net operating loss carryforward at June 30, 2009 was $28.1 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.  Although the Company generated net income for the six months ended December 31, 2009, there is no provision for federal income taxes due to the availability of net operating loss carryforwards.

Net Income (Loss)

Net income was $465,000 in the six months ended December 31, 2009, as compared to a net loss of $148,000 in the same period in the prior year.  The approximate $613,000 or 414% increase was partially attributable to lower selling, general and administrative expenses of $1.4 million.  The net income results were favorably impacted by cost cutting and business restructuring steps that were taken beginning in late November 2008 to meet the decrease in customer demand due to the national economy, and also by lower interest expense of $872,000 as a result of the reduction in our long term-debt outstanding and lower balances in the line of credit primarily the result of the June 2009 Recapitalization and lower fuel prices.  Additionally, the net income results were positively impacted by the settlement of a lawsuit whereby we recovered part of our expended legal and professional lowering our SG&A costs during the current year by approximately $587,000.

The increase in net income was offset by the lower gross profit of $1.6 million resulting from the decrease in margin contribution from the emergency response services provided in the first quarter of fiscal 2009 in Louisiana and Texas for Hurricanes Gustav and Ike, from the decrease of 4% in volumes resulting from the contraction of the economy which impacted us starting in the second quarter of fiscal 2009, and the one time benefit last year from the elimination of certain personnel benefits expense.

EBITDA

EBITDA was $2.4 million in the six months ended December 31, 2009, as compared to $2.7 million in the same period of the prior year, a decrease of $257,000.  The decrease in EBITDA was partially due to the lower gross profit of $1.6 million resulting from the decrease in margin contribution from the emergency response services provided in the first quarter of fiscal 2009 in Louisiana and Texas for Hurricanes Gustav and Ike and from the decrease in volumes resulting from the contraction of the economy which impacted us starting in November of 2008.  The decreases were partially offset by the lower selling, general and administrative expenses of $1.4 million as a result of the cost cutting and business restructuring steps taken beginning in late November 2008 to meet the decrease in customer demand, the recovery of certain professional fees related to the settlement of a lawsuit which decreases were partially offset by the increase in personnel benefits expense due to the one time benefit last year when a benefits reserve was eliminated.

The reconciliation of EBITDA to Net income (loss) for the six months ended December 31, 2009 and 2008 was as follows (in thousands):

	For the Six Months
	ended December 31,
	2009	2008

Net income (loss)	$465	$(148)
Add back:
Interest expense	491	1,363
Income tax expense	16	16
Depreciation and amortization expense within:
Cost of sales	464	584
Selling, general and administrative expenses	636	683
Stock-based compensation amortization expense	164	182
Write-off of unamortized acquisition costs	187	-
EBITDA	$2,423	$2,680

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

Capital Resources and Liquidity

At December 31, 2009, we had total cash and cash availability of approximately $3.0 million, which consisted of cash and cash equivalents of $49,000 and additional cash availability of approximately $2.9 million through our line of credit.  At December 31, 2009, the financial covenants included a minimum daily availability of $250,000.  As of February 10, 2010, our cash and cash availability was approximately $3.6 million.  We are able to draw on our line of credit on a daily basis subject to debt covenant requirements.

During the fourth quarter of fiscal 2009, we completed a comprehensive $40 million recapitalization program that restructured all of our debt and equity.  After the Recapitalization, our total debt was immediately decreased by $4.5 million, our cash requirements for interest and dividends are expected to be reduced by over $1 million per year and our shareholders’ equity increased by approximately $4.1 million at June 30, 2009.  A critical component of the Recapitalization was the conversion of our existing $25.0 million revolving line of credit into a new, significantly more favorable, $25.0 million loan facility, comprised of a three year $20.0 million revolver coupled with a new $5.0 million, 60 month, fully amortized term loan and the extension of the final maturity date of our revolving line of credit to July 1, 2012.

We believe that, as a result of the Recapitalization, we have established adequate credit enhancements to meaningfully respond to potential increases in volumes, irrespective of whether they are accompanied by fuel price increases.  However, in light of current economic market uncertainties and price volatility, we cannot be certain that we will be successful in responding to unanticipated market forces in the future.

Sources and Uses of Cash

On November 23, 2009, the Company entered into a confidential settlement agreement (the “Agreement”) finally resolving all claims in the lawsuit entitled, SMF Energy Corporation vs. Financial Accounting Solutions Group, Inc., Mitchel Kramer, Alex Zaldivar and Kramer Professional Staffing, Inc.  Pursuant to the Agreement, SMF received a payment of $1,050,000 during the quarter ended December 31, 2009.  The payment was a partial recovery of the professional fees incurred in connection with the lawsuit.  The proceeds from the settlement were used to pay down the line of credit and then in turn used to pay for the professional fees incurred with the settlement, and for working capital purposes.  The settlement of this lawsuit will have a positive impact on both our performance and working capital requirements as we have eliminated the costly litigation expenses.

Debt Financing and Equity Offerings

As noted above, on June 29, 2009, we completed a comprehensive $40 million recapitalization program that restructured all of our debt and equity, providing us with substantial short term and long term financial benefits, including the conversion of our then existing $25.0 million revolving line of credit into a new, significantly more favorable, $25.0 million loan facility, comprised of a three year $20.0 million revolver coupled with a $5.0 million, 60 month, fully amortized term loan.  The Eighteenth Amendment to our Loan and Security Agreement with our principal lender also extended the renewal date of the revolving line of credit from July 1, 2009 to July 1, 2012, added our vehicles and field operating equipment as additional collateral for the bank, and modified several covenants in the loan agreement in a manner we believe to be favorable to the Company.

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

Interest is payable monthly based on a pricing matrix and at December 31, 2009, the interest rate for the line of credit was 4.00%.  This rate was priced using a minimum LIBOR floor of 0.75%, plus the applicable margin of 3.25%.  The applicable margin is determined quarterly based on a predetermined fixed charge coverage ratio pricing matrix with these margins ranging from 3.00% to 3.75% plus the greater of the current LIBOR rate or the minimum 0.75% LIBOR floor.

As of December 31, 2009, we have outstanding letters of credit for an aggregate amount of $1.5 million.  These letters of credit were issued to obtain better purchasing terms and pricing than was then available in certain markets.  The letters of credit have twelve-month expirations and renew automatically.  No amounts have been drawn on any of the letters of credit; however, as described above, outstanding letters of credit reduce our cash availability under our line of credit facility.

As of December 31, 2009 and June 30, 2009, we had outstanding borrowings of $6.6 million and $7.8 million, respectively, under our line of credit.  The line of credit is classified as a current liability in accordance with ASC 470, Debt.  Based on eligible receivables and inventories, and letters of credit outstanding at December 31, 2009, we had approximately $2.9 million, of cash availability under the line of credit.

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

During fiscal 2009, we declared $577,000 in cumulative dividends on the Series A, Series B, and Series C Preferred Stock, which have been paid or satisfied as of June 30, 2009.  The Series A, Series B, and Series C Preferred Stock are no longer outstanding as a result of the Recapitalization effected on June 29, 2009.  During the six months ended December 31, 2009, $1.1 million of the Series D Preferred stock was converted into 594,012 shares of Common Stock further reducing our future financing costs as future dividend payments were reduced.

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

 Cash Flows

During the six months ended December 31, 2009 and 2008, cash and cash equivalents decreased $74,000 and increased $110,000, respectively.

We generated cash from the following sources (in thousands):

	For the Six Months ended December 31,
	2009	2008

Cash provided by operating activities	$1,924	$11,690
Proceeds from issuance of promissory notes	-	725
Proceeds from issuance of preferred stock	-	149
Decrease in restricted cash	-	91
Proceeds from sale of equipment	-	56
	$1,924	$12,711

We used cash primarily for (in thousands):

	For the Six Months ended December 31,
	2009	2008

Net payments on line of credit payable	$1,275	$11,905
Principal payments on term loan	417	-
Purchases of property and equipment	201	193
Payments of debt and equity issuance costs	73	87
Capital lease payments	32	26
Payment of dividends	-	390
	$1,998	$12,601

Net change in cash and cash equivalents	$(74)	$110

As of December 31, 2009, we had $6.6 million outstanding under our line of credit.  The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying condensed unaudited consolidated statements of cash flows for the six months ended December 31, 2009 include the cumulative activity of the daily borrowings and repayments, $94.4 million and $95.6 million, respectively, under the line of credit.  The availability under the line of credit at December 31, 2009 and June 30, 2009, amounted to $2.9 million and $2.4 million, respectively.  The net cash borrowings from, or repayments of, the line of credit during the six months ended December 31, 2009 and 2008, respectively, have been included as sources or uses of cash in the tables above.

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

In November 2008, we recognized the significant impact the current economic crisis was having on our business; so we implemented an extensive program of cost reductions and business restructuring steps to improve margins in order to offset reductions in the volumes of fuel, lubricants, chemicals and other products and services sold to our customers and, further, completed our $40 million June 2009 Recapitalization.  Poor economic conditions have significantly impacted the businesses of our customers, as less freight is being transported and manufacturing demand is down, correspondingly reducing the consumption of fuel and other petroleum products.  Although our volumes of petroleum products and chemicals sold began to stabilize in the third quarter of fiscal 2009 and that has continued through the second quarter of fiscal 2010, we cannot be certain that it will continue in the future or that any new business will be sufficient to offset possible future decreases in demand from our existing customer base.

We concluded fiscal 2009 with the $40 million Recapitalization of all of our debt and equity securities.  We strengthened our balance sheet and financial position immediately lowering our total debt by $4.5 million, increasing shareholder’s equity by approximately $4.1 million and reducing our debt to equity ratio from approximately 9:1 to 2:1 over the prior year.  We extinguished all of our maturing debt and obtained a new 5 year term loan and a minimum 3 year bank line of credit, both of which carry highly competitive lower interest rates than our previous debt instruments.  We have reduced our cash interest expense and dividends cash usage.  We also continue to concentrate our efforts on reducing costs and conserving cash availability in order to meet the challenges of the recession.  We believe the improvements in our balance sheet as a result of the Recapitalization resulted in establishing adequate credit enhancements for fiscal 2010 to meaningfully respond to potential increases in volumes and fuel prices.  We have also sought to offset the reduced demand from existing customers by aggressively seeking new customers, which has resulted in an increase of three service locations from which we conduct our operations.

Our uses of cash over the next twelve months are expected to be principally for operating working capital needs, maintaining our line of credit, and servicing any principal and interest on our debt.  Our line of credit with our principal lender matures on July 1, 2012.

Off-Balance Sheet Arrangements

At December 31, 2009, we do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 9 in the footnotes to financial statements included in this Form 10-Q for pronouncements that have already been effective.

Fair Value Measurement and Disclosures Topic 820 – Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurement and Disclosures Topic 820 – Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”), which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The new disclosures and clarification of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company’s adoption of the remaining provisions of ASU No. 2010-06 are not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for Transfers of Financial Assets
(Included in ASC 860 “Transfers and Servicing”, previously FAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to FAS No. 140”)

In June 2009, the FASB issued FAS Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment to FAS No. 140” (“FAS No. 166”).  FAS No. 166 eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets including limiting the circumstances in which a company can derecognize a portion of a financial asset, and requires additional disclosures.  FAS No. 166 was effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  The Company’s adoption of this standard is not expected to have an impact on our financial condition, results of operations or cash flows.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II   Other Information

ITEM 1.    LEGAL PROCEEDINGS

Please see Item 8.01 of the Company’s report on Form 8-K, as filed November 30, 2009, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Please see Item 8.01 of the Company’s report on Form 8-K, as filed December 10, 2009, which is incorporated by reference herein.

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

SMF ENERGY CORPORATION

February 16, 2010	By:	/s/ Richard E. Gathright
Richard E. Gathright
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Michael S. Shore
Michael S. Shore
Chief Financial Officer, Treasurer and Senior Vice President (Principal Financial Officer)

INDEX OF EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002