Form 10-Q
period 2010-03-31
SMF ENERGY CORP
filed 2010-05-17
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 12, 2010 there were 8,557,314 shares of the registrant’s common stock outstanding.

SMF ENERGY CORPORATION

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share and per share data)

	March 31, 2010	June 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$265	$123
Accounts receivable, net of allowances of $808 and $1,038	16,966	15,878
Inventories, net of reserves of $96 and $82	1,926	1,959
Prepaid expenses and other current assets	523	772
Total current assets	19,680	18,732

Property and equipment, net of accumulated depreciation of $16,513 and $15,280	7,541	8,569
Identifiable intangible assets, net of accumulated amortization of $1,701 and $1,433	1,751	2,019
Goodwill	228	228
Deferred debt costs, net of accumulated amortization of $658 and $530	396	503
Other assets	76	67
Total assets	$29,672	$30,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$7,448	$7,845
Current portion of term loan	1,000	917
Accounts payable	7,009	5,807
Accrued expenses and other liabilities	3,158	3,767
Total current liabilities	18,615	18,336
Long-term liabilities:
Term loan, net of current portion	3,333	4,083
Promissory notes	800	800
Other long-term liabilities	286	370
Total liabilities	23,034	23,589
Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000 Series D shares authorized, 598 and 3,228 issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,557,314 and 7,963,302 issued and outstanding, respectively	86	80
Additional paid-in capital	36,658	36,601
Accumulated deficit	(30,106)	(30,152)
Total shareholders’ equity	6,638	6,529
Total liabilities and shareholders’ equity	$29,672	$30,118

The accompanying notes to the condensed consolidated financial statements (unaudited) are an integral part of these condensed consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in 000’s, except per share data)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009

Petroleum product sales and service revenues	$43,181	$29,746	$121,764	$142,584
Petroleum product taxes	5,971	5,236	17,379	16,781
Total revenues	49,152	34,982	139,143	159,365

Cost of petroleum product sales and service	39,783	25,956	110,888	129,683
Petroleum product taxes	5,971	5,236	17,379	16,781
Total cost of sales	45,754	31,192	128,267	146,464

Gross profit	3,398	3,790	10,876	12,901

Selling, general and administrative expenses	3,555	3,455	10,067	11,354

Operating income (loss)	(157)	335	809	1,547

Interest expense	(260)	(575)	(751)	(1,938)
Interest and other income	6	5	12	24

Income (loss) before income taxes	(411)	(235)	70	(367)

Income tax expense	(8)	(8)	(24)	(24)
Net income (loss)	$(419)	$(243)	$46	$(391)

Basic and diluted net income (loss) per share computation:
Net income (loss)	$(419)	$(243)	$46	$(391)
Less: Preferred stock dividends	-	(124)	-	(452)
Net income (loss) attributable to common shareholders	$(419)	$(367)	$46	$(843)

Net income (loss) per share attributable to common shareholders:
Basic	$(0.05)	$(0.11)	$0.01	$(0.25)
Diluted	$(0.05)	$(0.11)	$0.01	$(0.25)

Weighted average common shares outstanding:
Basic	8,557	3,364	8,455	3,312
Diluted	8,557	3,364	8,693	3,312

The accompanying notes to the condensed consolidated financial statements (unaudited) are an integral part of these condensed consolidated statements of operations (unaudited).

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in 000’s)

	For the Nine Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46	$(391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization within:
Cost of sales	682	823
Selling, general and administrative	952	1,017
Amortization of deferred debt costs	128	227
Amortization of debt discount	-	31
Amortization of stock-based compensation	179	243
Write-off of unamortized acquisition costs	187	-
Gain from sale of assets	(3)	(4)
Inventory reserve provision	14	(14)
Provision for doubtful accounts	88	490
Non-cash interest expense deferral fee	-	48
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,176)	16,394
Decrease in inventories, prepaid expenses and other assets	71	717
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	514	(5,832)
Net cash provided by operating activities	1,682	13,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of disposals	(296)	(273)
Proceeds from sale of equipment	3	91
Decrease in restricted cash	-	45
Net cash used in investing activities	(293)	(137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	144,430	169,687
Repayments of line of credit	(144,827)	(183,623)
Principal payments on term loan	(667)	-
Proceeds from issuance of promissory notes	-	725
Proceeds from issuance of preferred stock	-	149
Payment of dividends	-	(390)
Debt issuance costs	(20)	(70)
Common stock, preferred stock, and warrants issuance costs	(116)	(39)
Capital lease payments	(47)	(40)
Net cash used in financing activities	(1,247)	(13,601)

NET INCREASE IN CASH AND CASH EQUIVALENTS	142	11

CASH AND CASH EQUIVALENTS, beginning of period	123	48

CASH AND CASH EQUIVALENTS, end of period	$265	$59

(Continued)

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in 000’s)

(Continued)	For the Nine Months Ended March 31,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$590	$1,322

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Capital leases	$43	$47

Accrued dividends related to preferred stock	$-	$256

Conversion of preferred shares to common shares	$-	$260

Issuance of common stock for the deferral fee related to the August 2007 Notes and September 2008 Notes, January 1, 2009 and March 1, 2009 interest payments, respectively, which were deferred until April 15, 2009	$-	$47

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

At March 31, 2010, the Company was conducting operations through 34 service locations in the 11 states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any subsequent period or the fiscal year ending June 30, 2010.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the United States Securities and Exchange Commission (the “2009 Form 10-K”).

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Subsequent Events - The Company addressed the disclosure of subsequent events through the date of filing of this Form 10-Q on May 17, 2010, as part of its significant accounting policies.

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

Total cash and cash availability was approximately $4.0 million and $2.5 million at March 31, 2010 and June 30, 2009, respectively, and was approximately $4.4 million on May 12, 2010.  Total cash and cash availability includes cash and cash equivalents as presented in the Company’s balance sheet and cash available to the Company through its line of credit, described in Note 5 – Line of Credit Payable.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Diluted net income per share for the nine months ended March 31, 2010, was diluted by additional common stock equivalents, adjusted per the reverse stock-split, as follows (in thousands):

For the Nine Months
ended March 31, 2010

Incremental shares due to stock options awarded to employees and directors	2
Incremental shares due to preferred stock conversion rights	236

Total dilutive shares	238

 Diluted net loss per share for the three months ended March 31, 2010 and 2009 and nine-months ended March 31, 2009 did not include any common stock equivalents in the computation since the Company incurred net losses in those periods.

Anti-dilutive common stock equivalents outstanding and not included in the computation of diluted earnings per common share consisted of (in thousands):

	For the Three Months		For the Nine Months
	ended March 31,		ended March 31,
	2010	2009	2010	2009

Stock options	418	429	416	429
Common stock warrants	141	158	141	158
Promissory note conversion rights	89	922	89	922
Preferred stock conversion rights	133	1,406	-	1,406
Total common stock equivalents outstanding	781	2,915	646	2,915

The promissory note and preferred stock conversion rights in the three and nine months ended March 31, 2009 were associated with financial instruments that were extinguished or converted as of result of a series of transactions involving all of the holders of the Company’s debt and preferred equity securities that occurred on June 29, 2009 (“the Recapitalization”).

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	For the Three Months Ended,
	March 31, 2010			March 31, 2009
		Weighted			Weighted
		Average			Average
		Common	Per Share		Common	Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Net loss	$(419)			$(243)
Less: Preferred stock dividends	-			(124)
Basic and dilutive net loss per share attributable to common shareholders	$(419)	8,557	$(0.05)	$(367)	3,364	$(0.11)

	For the Nine Months Ended,
	March 31, 2010			March 31, 2009
		Weighted			Weighted
		Average			Average
		Common	Per Share		Common	Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Net income (loss)	$46			$(391)
Less: Preferred stock dividends	-			(452)
Basic net income (loss) per share attributable to common shareholders	$46	8,455	$0.01	$(843)	3,312	$(0.25)

Effect of dilutive securities:
Stock options	-	2		-	-
Preferred stock conversion rights	-	236		-	-

Diluted net income (loss) per share attributable to common shareholders	$46	8,693	$0.01	$(843)	3,312	$(0.25)

5.	LINE OF CREDIT PAYABLE

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

Interest is payable monthly based on a LIBOR rate and a pricing matrix.  At March 31, 2010, the interest rate for the line of credit was 4.00%.  This rate was priced using a minimum LIBOR floor of 0.75%, plus the applicable margin of 3.25%.  The applicable margin is determined quarterly based on a predetermined fixed charge coverage ratio pricing matrix with the applicable margins ranging from 3.00% to 3.75%.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of March 31, 2010 and June 30, 2009, the Company had outstanding borrowings of $7.4 million and $7.8 million, respectively, under its line of credit.  The line of credit is classified as a current liability in accordance with ASC 470, Debt. Based on eligible receivables and inventories, and letters of credit outstanding at March 31, 2010 and June 30, 2009, the Company had $3.8 million and $2.4 million of cash availability under the line of credit, respectively.

The Company’s line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants.  At March 31, 2010, the financial covenants included a minimum daily availability of $250,000, a fixed charge coverage ratio of 1.1 to 1.0, and a capital expenditure limitation for fiscal year 2010 of $750,000.  At March 31, 2010 and June 30, 2009, the Company had a maximum amount of $1.75 million, on both dates, for which letters of credit could be issued.  At March 31, 2010 and June 30, 2009, $1.5 million and $1.6 million, respectively, had been issued in letters of credit.

The Company’s $25.0 million loan facility agreement requires the Company to obtain the consent of the lender prior to incurring additional debt, paying any cash dividends or distributions, or entering into mergers, consolidations or sales of assets outside the ordinary course of business.  Failure to comply with one or more of the covenants in the future could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition.  At March 31, 2010, the Company was in compliance with all the requirements of its covenants under the loan facility agreement.

6.	LONG-TERM DEBT (INCLUDES TERM LOAN AND PROMISSORY NOTES)

Long-term debt consists of the following (in thousands):

	As of
	March 31, 2010	June 30, 2009
June 2009 term loan (the “Term Loan”), fully amortized, 60 monthly principal payments of approximately $83,000 commencing on August 1, 2009; variable interest due monthly, 4.75% at March 31, 2010; secured by substantially all Company assets. For additional details, see below.	$4,333	$5,000

June 2009 unsecured convertible subordinated promissory note (the “New Unsecured Note”) (5.5% interest due semi-annually, January 15 and July 15, beginning January 15, 2011; interest accrued for first 13 months deferred and due on or about August 15, 2010); matures July 1, 2014 in its entirety. For additional details, see below.	800	800

Total long-term debt	5,133	5,800

Less: current portion	(1,000)	(917)

Long-term debt, net	$4,133	$4,883

On June 29, 2009, as part of the Recapitalization, the Company restructured all of its debt and equity.  In connection therewith, the Company and its principal lender, Wachovia Bank, N.A. (the “Bank”), amended the Company’s existing $25.0 million revolving line of credit agreement to provide for a new $25.0 million loan facility, which included a new $5.0 million, fully amortized, 60 month term loan (the “Term Loan”).  The proceeds of the Term Loan were used to pay down $4.867 million of the August 2007 Notes and $125,000 of the September 2008 Notes.  The interest on the Term Loan is payable monthly and the interest rate is based on a pricing matrix with margins of 3.75% to 4.50% over the LIBOR lending rate determined by the Company meeting certain EBITDA to fixed charge coverage ratios, as defined.  At March 31, 2010, the interest rate was 4.75%.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

7.	SHAREHOLDERS’ EQUITY

The following reflects the change in shareholders’ equity for the nine months ended March 31, 2010 (in thousands, except share data):

	Preferred Stock				Additional
	Series D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2009	3,228	$-	7,963,302	$80	$36,601	$(30,152)	$6,529

Net income	-	-	-	-	-	46	46

Conversion of Series D Preferred Stock to common stock	(2,630)	-	594,012	6	(6)	-	-

Recapitalization costs	-	-	-	-	(116)	-	(116)

Stock-based compensation amortization expense	-	-	-	-	179	-	179
Balance at March 31, 2010	598	$-	8,557,314	$86	$36,658	$(30,106)	$6,638

On July 6, 2009, the Company entered into two additional exchange agreements (the “New Exchange Agreements”) with certain holders of the Series D Preferred Stock by which the Holders exchanged 824 shares of Series D Preferred Stock for an aggregate of 192,680 shares of the Company’s Common Stock based on an aggregate value of $329,000.  Because the $1.71 price used in the New Exchange Agreements was not less than the closing bid price for the Common Stock on the Nasdaq Capital Market on the last trading day preceding the July 6, 2009 New Exchange Agreements, the issuance of the additional 36,997 shares resulted in a non-cash inducement on extinguishment of convertible notes of $166,000 which was recorded in the financial statements for the year ended June 30, 2009.  All share and price per share amounts discussed above have been adjusted to reflect the reverse stock split of October 1, 2009.

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

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities.  Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of March 31, 2010.  Therefore no contingency gains or losses have been recorded as of March 31, 2010.  However, based on management’s knowledge at the time of this filing, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

On November 23, 2009, SMF Energy Corporation (the “Company”) entered into a confidential settlement agreement (the “Agreement”) resolving all claims in the lawsuit entitled, SMF Energy Corporation vs. Financial Accounting Solutions Group, Inc., Mitchel Kramer, Alex Zaldivar and Kramer Professional Staffing, Inc.  Pursuant to the Agreement, SMF received a payment of $1,050,000 during the quarter ended December 31, 2009.  The payment was treated as a partial recovery of the professional fees incurred in connection with the lawsuit, with no gain or loss recognized for the settlement.  The Company expensed $466,000 of these expenses during the first nine months of the current fiscal year.  The recovery of these professional fees and the year to date litigation costs have been recorded as part of the selling, general and administrative expenses in the statement of operations.  There was no admission of liability by any of the parties to the Lawsuit on account of any of the various claims, counterclaims or third party claims made in the Lawsuit.  All claims made by or against the Company in the Lawsuit were released as part of the Agreement.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On May 26, 2009, the Company filed a Demand for Arbitration with the American Arbitration Association in Broward County, Florida, under which the Company brought claims against various members of the Harkrider family arising out of the Company’s October 1, 2005 purchase of H & W Petroleum Company, Inc. (“H & W”) from the Harkrider family and H & W’s purchase of certain assets of Harkrider Distributing Company, Inc. (“HDC”) immediately prior to the Company’s purchase of H & W.  In that action, Case No. 32 198 Y 00415 09 (the “Arbitration”), the Company and H & W, which is now the Company’s wholly owned subsidiary, sought damages for breaches of, and indemnification under, the October 1, 2005, Stock Purchase Agreement between various Harkrider family members and the Company and under the September 29, 2005, Asset Purchase Agreement between HDC and various members of the Harkrider family, on the one hand, and H & W on the other, along with various other claims arising from the transaction.  Also on May 26, 2009, H & W filed a second action against various members of the Harkrider family in the District Court in Harris County, Texas, Civil Action No. 2009-32909 (the “Harris County Action”), seeking damages and declaratory relief for various breaches of H & W’s lease of its Houston, Texas, facility by H & W’s landlord, the Harkrider Family Partnership, and other related claims.  On June 24, 2009, the parties to the Arbitration and the Harris County Action agreed that all of the claims brought in the Arbitration would be dismissed and all of those claims would be added to the Harris County Action.  On June 29, 2009, in accordance with the stipulation of the parties to consolidate the Arbitration with the Harris County Action, the American Arbitration Association closed the Arbitration.  The Harris County Action is currently in the discovery phase and settlement discussions are ongoing with all parties having entered into a standstill agreement until June 30, 2010.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the FASB issued the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the three and nine months ended March 31, 2010.

As a result of the Company’s implementation of the Codification during the nine months ended March 31, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current nine months financial statements, the Company provides reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report, including but not limited to this Item 2 and the notes to condensed consolidated financial statements in Item 1, contains “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements.

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

•	Our success in responding to competition from other providers of similar services; and

•	Our continuing success in minimizing of the negative impact on our operations, revenues and profitability from current and future unfavorable economic and market conditions.

OUR BUSINESS

We are a supplier of specialized transportation and distribution services for petroleum products and chemicals.  We provide commercial mobile and bulk fueling, lubricant and chemical distribution, emergency response services and transportation logistics to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries.  At March 31, 2010, the Company was conducting operations through 34 service locations in the 11 states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

OVERVIEW

The quarter ending on March 31, 2010 is historically our most financially challenging quarter because of the seasonal decline in gallons sold in January and February as a result of fewer workdays and typically adverse weather conditions which impact customer demand.  In the third quarter of fiscal 2010, we increased our sales volume from the previous quarter and from the same quarter a year ago by sales to new markets and new customers in existing markets.  Those increases were lower than planned, however, to overcome a larger than expected reduction in demand from our existing customer base, some of whom reported sharply lower demand for freight services during the first two months of the quarter.  However in March, we experienced a steady recovery in this demand, along with increased demand for our services from the addition of new customers.  We are cautiously optimistic that the return to the upside move on the demand curve that we saw in the third quarter of fiscal 2010 will continue into the fourth quarter and thereafter.

Our results for the third quarter of fiscal 2010 also reflect the restraints that we face as we try to increase the size of our business during a severe economic recession in order to improve economies of scale and thereby enhance our profitability.  During the quarter, our gallons sold were 8% higher than a year ago, and revenues were up 41%, reflecting the higher fuel prices this year.  We sold 17.4 million gallons of fuel during the quarter, our highest quarterly volume since the quarter ended September 30, 2008, when we sold 18.6 million gallons.  The increased volume, however, was almost exclusively the result of our aggressive solicitation of new customers in our existing markets and our entry into new markets rather than from any pre-recession rebound in demand from our existing customer base.  In fact, demand from that core customer group actually softened further in the first two months of the quarter before recovering in March.  This decrease in demand from our existing customers in the freight, construction and other industries came on top of the 14% decrease in sales volume from before the onset of the recession in 2008 that we have not yet recovered.  Our profitability for the quarter was also hurt by higher than anticipated costs, including increases in maintenance, fuel and other running costs for our own fleet as well as new costs for implementing Sarbanes Oxley 404(b) compliance programs and for weather related operating costs associated with our Houston facility.

Notwithstanding our loss from operations in the quarter, we continue to believe that we are in position to achieve steady improvements in profitability in future quarters.  Moreover, despite the third quarter loss and the lower than expected sales volume and increased SG&A expense that it reflects, we still generated positive financial performance for the first nine months of fiscal year 2010, yielding bottom line net income, positive EBITDA, and cash contribution after our fixed charges.  Additionally, during the nine month period, we expanded into three new markets, including Knoxville, TN, Spartanburg, SC, and North Augusta, GA, where we continue our marketing efforts in an effort to further penetrate these new markets and improve our net margins there and in the Company overall.

While the Company’s management continues to pursue reductions in operating and other expenses, its focus remains on the achievement of sales and revenue growth to achieve sustained profitability.  Besides the prospects for increased sales and revenue from new markets and from new customers in existing markets, as the overall economy improves, we may still see a recovery of the 14% reduction in demand from existing customers that we experienced last year when the national economy collapsed.  Accordingly, we believe that we will be at the forefront of the economic benefits provided, due to the nature of the industries we serve as well as our diversification within those industries.  We currently have over 4,000 customers in 34 markets over 11 states contributing to our bottom line performance.

During the third quarter of fiscal 2010, the Company’s management sought to respond to continuing weakness in trading volume and market awareness of the Company’s common stock by engaging in a series of campaigns to stimulate awareness and interest in our common stock via stock promotion, participation in road shows and other investor communications.  For further reference, please see our presentation at www.mobilefueling.com under the section entitled “Investor Relations”.

The following table presents certain operating results for the last seven sequential quarters (in thousands, except net margin per gallon):

	For the Three Months Ended,
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2009	2009	2009	2009	2008	2008

Revenues	$49,152	$46,305	$43,686	$39,884	$34,982	$45,112	$79,271
Gross profit	$3,398	$3,381	$4,097	$3,539	$3,790	$3,292	$5,819
Selling, general and administrative	$3,555	$2,673	$3,839	$3,401	$3,455	$3,267	$4,632
Operating income (loss)	$(157)	$708	$258	$138	$335	$25	$1,187
Interest expense and other income, net	$(254)	$(255)	$(230)	$(454)	$(570)	$(677)	$(667)
Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment [3]	$-	$-	$-	$(1,651)	$-	$-	$-
Gain on extinguishment of promissory notes	$-	$-	$-	$27	$-	$-	$-
Net income (loss)	$(419)	$445	$20	$(1,948)	$(243)	$(660)	$512
Less: Non-cash write-off of unamortized acquisition costs	$-	$-	$187	$-	$-	$-	$-
Less: Non-cash stock options repricing costs	$-	$-	$93	$-	$-	$-	$-
Less: Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment [3]	$-	$-	$-	$1,651	$-	$-	$-
Adjusted net income (loss) before non-cash, non-recurring charges [4]	$(419)	$445	$300	$(297)	$(243)	$(660)	$512

EBITDA [1]	$398	$1,289	$1,134	$876	$974	$690	$1,990

Net margin	$3,616	$3,609	$4,333	$3,795	$4,027	$3,534	$6,161
Net margin per gallon [2]	$0.21	$0.21	$0.26	$0.23	$0.25	$0.21	$0.33
Gallons sold	17,382	16,956	16,945	16,709	16,041	16,602	18,550

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

3 Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment is a charge we incurred strictly as a result of the June 29, 2009 Recapitalization.  The Company extinguished a portion of the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of approximate 1.2 million shares and approximate 278,000 shares, respectively, at the negotiated price of $1.71 per share, which was greater than the $1.67 per share closing bid price the day prior to the Recapitalization, but lower than the conversion price applicable to the convertible debt instruments, which resulted in the issuance of more shares in the exchange than would have been issued upon a conversion.  The practice of accounting in the interpretation of FAS No. 84 is that an inducement occurs any time when additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or economic intent of the parties to the transaction.  Irrespective of the economic reality of the transaction, FAS No. 84 required the recording of a non-cash “conversion inducement” charge of $1.7 million, based on the difference between the approximate aggregate 471,000 common shares issuable to the applicable note holder under the original conversion rights that existed upon a conversion and the approximate 1.5 million common shares exchanged at $1.71 cents in the transaction that extinguished all of the Notes.  This non-cash charge is deemed a financing expense to extinguish the Notes.  To the extent that the non-cash FAS No. 84 inducement on extinguishment of promissory notes constitutes the recognition of a finance cost, it is considered interest expense for the calculation of certain interest expense amounts.

4 Adjusted net income (loss) before non-cash, non-recurring charges is shown to provide the reader with information regarding the true economic performance of the Company before the impact of charges that do not reflect the ongoing performance of its operations, such as the non-cash accounting charge of $1.7 million in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 write-off incurred as a new accounting ruling was applied.  We believe that this is a meaningful Non-GAAP representation of the ongoing performance of the operations.

The following table reconciles Adjusted net income (loss) before non-cash, non-recurring charges (Non-GAAP measure) to the Net income (loss) for each of the seven quarterly periods presented above (in thousands):

	For the Three Months Ended,
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2009	2009	2009	2009	2008	2008

Net income (loss)	$(419)	$445	$20	$(1,948)	$(243)	$(660)	$512

Less: Non-cash write off of unamortized acquisition costs	-	-	187	-	-	-	-

Less: Non-cash stock options repricing costs	-	-	93	-	-	-	-

Less: Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment	-	-	-	1,651	-	-	-

Adjusted net income (loss) before non-cash, non-recurring charges [1]	$(419)	$445	$300	$(297)	$(243)	$(660)	$512

1 See footnote 4 above.

The following table reconciles EBITDA (Non-GAAP measure) to the reported Net income (loss) for each of the seven quarterly periods presented above (in thousands):

	For the Three Months Ended,
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2009	2009	2009	2009	2008	2008

Net income (loss)	$(419)	$445	$20	$(1,948)	$(243)	$(660)	$512

Add back:

Interest expense	260	261	230	545	575	680	683

Income tax expense	8	8	8	8	8	8	8

Depreciation and amortization expense within:

Cost of sales	218	228	236	254	239	242	342

Selling, general and administrative expenses	316	316	320	344	334	342	341

Stock-based compensation expense	15	31	133	49	61	78	104

Write-off of unamortized acquisition costs	-	-	187	-	-	-	-

Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment	-	-	-	1,651	-	-	-

Gain on extinguishment of promissory notes	-	-	-	(27)	-	-	-

EBITDA	$398	$1,289	$1,134	$876	$974	$690	$1,990

•
We have now reported positive EBITDA for seven consecutive quarters.  This improvement is attributable to a number of new efficiencies in our operation, as well as to our early recognition of, and response to, the national economic crisis by permanently eliminating certain personnel costs in the first half of fiscal 2009.

•
The $419,000 net loss during the three months ended March 31, 2010, included $638,000 in non-cash charges, such as depreciation and amortization of assets, amortized debt costs, stock-based compensation, provision for doubtful accounts, and slow moving inventory reserve.  The net loss also included stated interest expense associated with servicing of our debt of $260,000, and public company costs of $176,000.

•
The net margin in the third quarter of fiscals 2010 and 2009 was $3.6 million and $4.0 million, respectively, on 17.4 million and 16.0 million gallons sold during those periods.  The net margin per gallon in the third quarter of fiscal 2010 and 2009 were 20.8 cents and 25.1 cents, respectively.

•
In the third quarter of fiscal 2010, we achieved EBITDA of $398,000 compared to $974,000 in the same period a year ago, a decrease of approximately $576,000, most of which is attributable to a decrease of $392,000 in gross profit and an increase of $100,000 in SG&A.  Our twelve month cumulative fixed coverage ratio as of March 31, 2010 (as that term is defined by our bank) was of 1.56, well above the 1.1 required by our bank covenants.

•
As a result of our June 29, 2009 recapitalization (the “Recapitalization”), our interest expense was substantially lower in the third quarter of fiscal 2010 compared to the same period the prior year.  We incurred interest expense of $260,000 this quarter compared to $575,000 in the same quarter in the prior year, a decrease of $315,000, or 55%, of which $260,000 is related to lower debt and lower costs to service our existing debt.

•
We incurred a net loss of $419,000 during the third quarter of fiscal 2010 compared to net income of $445,000 during the recent second quarter of fiscal 2010.  This change of $864,000 was primarily related to a $882,000 increase in SG&A, as the second quarter reflected a one-time benefit from our settlement of a lawsuit, in which we recovered a substantial portion of our expensed legal and professional fees, lowering our second quarter SG&A costs during the quarter by approximately $748,000.  Additionally, we incurred in the third quarter $101,000 of SOX 404 compliance costs and $49,000 higher selling expenses associated with higher credit card fees and increased collections activities which were partially offset by lower other professional fees.

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

Comparison of Three Months Ended March 31, 2010 (“third quarter of fiscal 2010”) to Three Months Ended March 31, 2009 (“third quarter of fiscal 2009”)

Revenues

Revenues were $49.2 million in the third quarter of fiscal 2010, as compared to $35.0 million in the same period of the prior year, an increase of $14.2 million, or 41%.  The increase in revenues of 41% is primarily due to an increase in price variances of 58% in market prices of petroleum products, as compared to the same quarter in the prior year, which resulted in an increase of $10.4 million in revenues.  The increase in revenues is also attributable  to an 8% increase in gallons sold compared to a year ago, which was almost exclusively the result of our aggressive solicitation of new customers in our existing markets and our entry into new markets rather than from any pre-recession rebound in demand from our existing customer base.

Gross Profit

Gross profit was $3.4 million in the third quarter of fiscal 2010, as compared to $3.8 million in the same period of the prior year, a decrease of approximately $392,000 or 10%.  The decrease in gross profit is primarily due to a $194,000 increase in running equipment expense due to higher fuel prices, and weather related operating costs at our Houston facility, a $162,000 increase in repair and maintenance expense, a $49,000 increase in travel expense primarily related to the expansion into the new markets, and an additional $42,000 in safety and security expense partially offset by $18,000 lower facilities expense and $21,000 lower depreciation expense.  Net margins per gallon were 20.8 cents and 25.1 cents for the third quarters of fiscal 2010 and 2009.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses remained flat in the third quarter of fiscal 2010 when compared to the third quarter of fiscal 2009.  SG&A expenses were $3.6 million and $3.5 million in the third quarters of fiscal 2010 and 2009.  During the current quarter we incurred higher costs in office and facilities expense of $65,000; higher credit card fees of $60,000 related to increases in market prices of petroleum products; higher employee expense of $29,000; higher travel expense of $22,000 related to the geographical expansion of our business operations in the prior quarter of the current fiscal year; and higher miscellaneous fees of $52,000 related to certain marketing initiatives.  These increases were offset by a reduction in the provision for doubtful accounts of $112,000.

Interest Expense

Interest expense was $260,000 in the third quarter of fiscal 2010, as compared to $575,000 in the same period of the prior year, a decrease of $315,000, or 55%.  The decrease was primarily due to lower interest expense as a result of the reduction in our long term-debt outstanding, and lower interest rates since the June 2009 Recapitalization, when we eliminated some of our high interest secured and unsecured debt and replaced the balance with a lower interest (currently around 4.75%).  At the same time, we also negotiated favorable interest rates and other terms on our bank line of credit.

The components of interest expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Stated Rate Interest Expense:
Line of credit	$112	$96
Long-term debt	64	324
Other	43	75
Total stated rate interest expense	219	495

Non-Cash Interest Amortization:
Amortization of deferred debt costs	41	69
Amortization of debt discount	-	11
Total non-cash interest amortization	41	80

Total interest expense	$260	$575

Income Taxes

State income tax expense of $8,000 was recorded for each of the third quarters of fiscal 2010 and 2009.  No federal income tax expense was recorded for these periods.  The federal net operating loss carryforward at June 30, 2009 was $28.1 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.

Net Loss

 Net loss was $419,000 in the third quarter of fiscal 2010, as compared to a net loss of $243,000 in the same period in the prior year.  The $176,000 increase in net loss was partially attributable to the decrease of $392,000 in gross profit and the increase of $100,000 in SG&A, partially offset by a decrease of $315,000 in interest expense.

EBITDA

EBITDA was $398,000 in the third quarter of fiscal 2010, as compared to $974,000 in the same period of the prior year, a decrease of $576,000.  The decrease was partially attributable to the decrease of $392,000 in gross profit and the increase of $100,000 in SG&A.

The reconciliation of EBITDA to Net loss for the third quarters of fiscals 2010 and 2009 was as follows (in thousands):

	For the Three Months Ended March 31,
	2010	2009

Net loss	$(419)	$(243)
Add back:
Interest expense	260	575
Income tax expense	8	8
Depreciation and amortization expense within:
Cost of sales	218	239
Selling, general and administrative expenses	316	334
Stock-based compensation amortization expense	15	61
EBITDA	$398	$974

As noted above, EBITDA is a Non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  EBITDA is defined as earnings before interest, taxes, depreciation, and amortization.  Recapture of previously deferred interest expense is considered interest expense and stock-based compensation amortization is considered an amortization item for purposes of the EBITDA calculation.  We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities.  We believe that excluding interest, taxes, depreciation and amortization allows investors to meaningfully trend and analyze the performance of our core cash operations.

Comparison of Nine Months Ended March 31, 2010 to Nine Months Ended March 31, 2009

Revenues

Revenues were $139.1 million in the nine months ended March 31, 2010, as compared to $159.4 million in the same period of the prior year, a decrease of $20.3 million, or 13%, primarily as a result of lower market prices of petroleum products during the first quarter of fiscal 2010, to which a decrease of $20.5 million in revenues is attributable.

The number of gallons sold during the nine months ended March 31, 2010 and 2009 was 51.3 million and 51.2 million, respectively.  In the first part of fiscal 2009, we provided emergency response services in Louisiana and Texas for Hurricanes Gustav and Ike which sustained us through the contraction of the national economy, which downturn impacted us dramatically and adversely in the second quarter of 2009.  Since that time, we have witnesses a slow but steady increase in demand from companies seeking to reduce their costs of operation with mobile fueling, leading to our decision to add three new service locations in fiscal 2010.  Our concern, expressed in prior filings, that the steady increase would continue in the future or that our new business will be sufficient to offset possible future decreases in demand from our existing customer base, proved to be prescient in the first two months of the third quarter of fiscal 2010.  During that two month period, we saw a downturn in demand from our existing customer base that, while it was offset by new business, led to a smaller increase in volume and revenues than we had expected.  Nevertheless, after the rebound in demand from our core customers in the last month of the quarter, we remain cautiously optimistic that we can maintain or increase present volume levels by continuing to attract new customers.

Gross Profit

Gross profit was $10.9 million in the nine months ended March 31, 2010, as compared to $12.9 million in the same period of the prior year, a decrease of $2.0 million, or 16%.  The net margin per gallon for the nine months ended March 31, 2010 and 2009 was 22.5 cents and 26.8 cents, respectively, a decrease of 4.3 cents.  The decreases were primarily due to the incremental margin contributions in fiscal 2009 from the emergency response services provided in Louisiana and Texas for Hurricanes Gustav and Ike during the first quarter of fiscal 2009.  We incurred additional direct operating expenses this fiscal year as a result of last fiscal year’s $221,000 reversal of a personal benefits reserve as benefits were eliminated as a response to the economic collapse.

These decreases were partially offset by the stabilization of customer demand that we saw emerging in the third quarter of fiscal 2009, which, after stalling in the first part of the most recent quarter, appears to be continuing in fiscal 2010, and partially due to increases in new customer business and prospective business as companies in new and existing markets seek to reduce their costs of operation with mobile fueling and our other services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10.1 million in the nine months ended March 31, 2010, as compared to $11.4 million in the same period of the prior year, a decrease of $1.3 million, or 11%.

SG&A decreased as a result of the cost cutting and business restructuring steps that we began in late November 2008 and continued through the second half of fiscal 2009 to meet the decrease in customer demand experienced in fiscal 2009.  We experienced decreases in the provision for doubtful accounts of $402,000, employee expense of $149,000, travel expense of $141,000, depreciation of fixed assets of $65,000, and credit card fees of $63,000 due to lower average fuel prices.  Also, we settled a lawsuit whereby we recovered part of our expended legal and professional costs, lowering our SG&A costs during the current year by approximately $584,000.  On a comparative basis, some of the benefit from the settlement, as well as the continuing benefit of other cost cuts implemented over the past fiscal year mentioned above, were offset by this year’s higher personnel benefits expense of $270,000 resulting from last fiscal year’s one time reversal of employee benefits reserves.

Also offsetting the benefit, on a year-to-year comparison, that we achieved from the lawsuit and our other cost reductions this year, was the write-off of $187,000 of unamortized acquisition costs in the first quarter of fiscal year 2010 required by the adoption of ASC 805, which no longer allows the capitalization of such costs.

Interest Expense

Interest expense was $751,000 in the nine months ended March 31, 2010, as compared to $1.9 million in the same period of the prior year, a decrease of approximately $1.2 million, or 61%.  The decrease was primarily due to lower interest expense as a result of the reduction in our long-term debt outstanding, and lower interest rates since the Recapitalization, when we eliminated some of our high interest secured and unsecured debt and replace the balance with a lower interest (currently around 4.75%).  At the same time, we also negotiated favorable interest rates and other terms on our line of credit.  In addition, the average outstanding balance on the line of credit was $4.7 million lower this year primarily due to lower average fuel prices and lower debt requirements.

The components of interest expense were as follows (in thousands):

	For the Nine Months Ended March 31,
	2010	2009
Stated Rate Interest Expense:
Line of credit	$336	$685
Long-term debt	200	874
Other	87	121
Total stated rate interest expense	623	1,680

Non-Cash Interest Amortization:
Amortization of deferred debt costs	128	227
Amortization of debt discount	-	31
Total non-cash interest amortization	128	258

Total interest expense	$751	$1,938

Income Taxes

State income tax expense of $24,000 was recorded for each of the nine months ended March 31, 2010 and 2009.  No federal income tax expense was recorded for these periods.  The federal net operating loss carryforward at June 30, 2009 was $28.1 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.  Although the Company generated net income for the nine months ended March 31, 2010, there is no provision for federal income taxes due to the availability of net operating loss carryforwards.

Net Income

Net income was $46,000 in the nine months ended March 31, 2010, as compared to a net loss of $391,000 in the same period in the prior year.  The $437,000 increase was partially attributable to lower selling, general and administrative expenses of $1.3 million.  The net income results were favorably impacted by cost cutting and business restructuring steps that were taken beginning in late November 2008 to meet the dramatic decrease in customer demand attributable to the international economic crisis, and also by lower interest expense of $1.2 million attributable to the Recapitalization and to lower fuel prices.  Additionally, the net income results were positively impacted by the settlement of a lawsuit whereby we recovered part of our expended legal and professional lowering our SG&A costs during the current year by approximately $584,000.

Net income in the first nine months of fiscal 2010 was reduced by the lower gross profit of $2.0 million resulting from higher direct operating expenses this year, the decrease in margin contribution from the emergency response services provided in the first quarter of fiscal 2009, and the non recurrence of the benefit from last year’s elimination of certain personnel benefits expense.

EBITDA

EBITDA was $2.8 million in the nine months ended March 31, 2010, as compared to $3.7 million in the same period of the prior year, a decrease of $833,000.  The decrease in EBITDA was partially due to the lower gross profit of $2.0 million resulting from higher operating expenses this year and the decrease in margin contribution from the emergency response services provided in the first quarter of fiscal 2009 in Louisiana and Texas for Hurricanes Gustav and Ike.  The decrease in EBITDA was partially offset by the $1.3 million decrease in selling, general and administrative expenses as a result of the cost cutting and business restructuring steps taken beginning in late November 2008 to meet the dramatic decrease in customer demand attributable to the international economic crisis, and the recovery of certain professional fees related to the settlement of a lawsuit.  The decreases in selling, general and administrative expenses were partially offset by the increase in personnel benefits due to last year’s one time elimination of a benefits reserve.

The reconciliation of EBITDA to net income (loss) for the nine months ended March 31, 2010 and 2009 was as follows (in thousands):

	For the Nine Months Ended March 31,
	2010	2009

Net income (loss)	$46	$(391)
Add back:
Interest expense	751	1,938
Income tax expense	24	24
Depreciation and amortization expense within:
Cost of sales	682	823
Selling, general and administrative expenses	952	1,017
Stock-based compensation amortization expense	179	243
Write-off of unamortized acquisition costs	187	-
EBITDA	$2,821	$3,654

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

Capital Resources and Liquidity

At March 31, 2010, we had total cash and cash availability of approximately $4.0 million, which consisted of cash and cash equivalents of $265,000 and additional cash availability of approximately $3.8 million through our line of credit.  At March 31, 2010, the financial covenants included a minimum daily availability of $250,000.  As of May 12, 2010, our cash availability was approximately $4.4 million.  We are able to draw on our line of credit on a daily basis subject to our borrowing base, as defined in our line of credit agreement, and other debt covenant requirements.

During the fourth quarter of fiscal 2009, we completed a comprehensive $40 million recapitalization program that restructured all of our then existing debt and equity.  After the Recapitalization, our total debt was immediately decreased by $4.5 million, our cash requirements for interest and dividends are expected to be reduced by over $1 million per year and our shareholders’ equity increased by approximately $4.1 million at June 30, 2009.  A critical component of the Recapitalization was the conversion of our existing $25.0 million revolving line of credit into a new, significantly more favorable, $25.0 million loan facility, comprised of a three year $20.0 million revolver coupled with a new $5.0 million, 60 month, fully amortized term loan and the extension of the final maturity date of our revolving line of credit to July 1, 2012.

We believe that, as a result of the Recapitalization, we have established adequate credit enhancements to meaningfully respond to potential increases in volumes, irrespective of whether they are accompanied by fuel price increases.  However, in light of current economic market uncertainties and price volatility, we cannot be certain that we will be successful in responding to any other unanticipated market forces or opportunities that may develop in the future.

Sources and Uses of Cash

On November 23, 2009, the Company entered into a confidential settlement agreement (the “Agreement”) finally resolving all claims in the lawsuit entitled, SMF Energy Corporation vs. Financial Accounting Solutions Group, Inc., Mitchel Kramer, Alex Zaldivar and Kramer Professional Staffing, Inc.  Pursuant to the Agreement, SMF received a payment of $1,050,000 during the quarter ended December 31, 2009.  The payment was a partial recovery of the professional fees incurred in connection with the lawsuit.  The proceeds from the settlement were used to pay down the line of credit and then in turn used to pay for the professional fees incurred with the settlement, and for working capital purposes.  The settlement of this lawsuit will have a positive impact on both our performance and working capital requirements on account of the elimination of the costly litigation expenses.

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

Our $20.0 million line of credit permits us to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined.  Outstanding letters of credit reduce the maximum amount available for borrowing.  Outstanding borrowings under the line are secured by substantially all Company assets, including our transportation fleet and related field equipment.  Our line of credit finances the timing difference between petroleum product purchases, payable generally in 10 to 12 days from date of delivery, and the collection of receivables from our customers, generally in 30 to 45 days from date of delivery.

Interest is payable monthly based on a pricing matrix.  At March 31, 2010, the interest rate for the line of credit was 4.00%.  This rate was priced using a minimum LIBOR floor of 0.75%, plus the applicable margin of 3.25%.  The applicable margin is determined quarterly based on a predetermined fixed charge coverage ratio pricing matrix with the applicable margins ranging from 3.00% to 3.75%.

As of March 31, 2010, we have outstanding letters of credit for an aggregate amount of $1.5 million.  These letters of credit were issued so that we could obtain better purchasing terms and pricing than were otherwise available in certain markets.  The letters of credit have twelve-month expirations and renew automatically.  No amounts have been drawn on any of the letters of credit; however, as described above, outstanding letters of credit reduce our cash availability under our line of credit facility.

As of March 31, 2010 and June 30, 2009, we had outstanding borrowings of $7.4 million and $7.8 million, respectively, under our line of credit.  The line of credit is classified as a current liability in accordance with ASC 470, Debt. Based on eligible receivables and inventories, and letters of credit outstanding at March 31, 2010, we had approximately $3.8 million, of cash availability under the line of credit.

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

Dividends on the outstanding shares of Series D Preferred Stock, which were issued in the Recapitalization, are payable when, as and if declared by the Board of Directors, but only out of funds that are legally available, in annual cash or equity dividends, at the Company’s election, at the rate of 5.5% per annum of the sum of the Original Issue Price per share.  Per the Certificate of Designation for the Series D, the first dividend declaration for the outstanding Series D Preferred Stock is expected to be approximately in August 2010 and may, at the Company’s election, be paid in shares of the Company’s common stock.  Subsequent dividends on the Series D are payable in cash except that, under specified circumstances, dividends may be paid in the form of shares of a new series of nonvoting Preferred Stock, the terms, rights and privileges of which are, other than the voting rights, substantially identical to those of the Series D.  Dividends on any of the Company’s Series of Preferred Stock are cumulative from the date of the original issuance of the Preferred Stock.  Accumulated unpaid dividends on Preferred Stock do not bear interest.

During fiscal 2009, we declared $577,000 in cumulative dividends on the Series A, Series B, and Series C Preferred Stock, which have been paid or satisfied as of June 30, 2009.  The Series A, Series B, and Series C Preferred Stock are no longer outstanding as a result of the Recapitalization.  During the nine months ended March 31, 2010, $1.1 million of the Series D Preferred stock was converted into 594,012 shares of Common Stock, further lowering our cost of capital as future dividend payments were reduced.

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

 Cash Flows

During the nine months ended March 31, 2010 and 2009, cash and cash equivalents increased $142,000 and $11,000, respectively.
We generated cash from the following sources (in thousands):

	For the Nine Months Ended March 31,
	2010	2009

Cash provided by operating activities	$1,682	$13,749
Proceeds from sales of equipment	3	91
Proceeds from issuance of promissory notes	-	725
Proceeds from issuance of preferred stock	-	149
Decrease in restricted cash	-	45
Total of generated cash	$1,685	$14,759

We used cash primarily for (in thousands):

	For the Nine Months Ended March 31,
	2010	2009

Net payments on line of credit payable	$397	$13,936
Principal payments on term loan	667	-
Purchases of property and equipment, net of proceeds	296	273
Payments of debt and equity issuance costs	136	109
Capital lease payments	47	40
Payment of dividends	-	390
Total of used cash	$1,543	$14,748

Net change in cash and cash equivalents	$142	$11

As of March 31, 2010, we had $7.4 million outstanding under our line of credit.  The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying condensed unaudited consolidated statements of cash flows for the nine months ended March 31, 2010 include the cumulative activity of the daily borrowings and repayments, $144.4 million and $144.8 million, respectively, under the line of credit.  The availability under the line of credit at March 31, 2010 and June 30, 2009, amounted to $3.8 million and $2.4 million, respectively.  The net cash borrowings from, or repayments of, the line of credit during the nine months ended March 31, 2010 and 2009, respectively, have been included as sources or uses of cash in the tables above.

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

In November 2008, recognizing the impact of the then nascent global economic crisis on our business, we implemented an extensive program of cost reductions and business restructuring steps to improve margins in order to offset reductions in the volumes of fuel, lubricants, chemicals and other products and services sold to our customers.  We then completed our $40 million Recapitalization in June of 2009, substantially reducing our cost of capital.  Poor economic conditions have significantly impacted the businesses of our customers, as less freight is being transported and manufacturing demand is down, correspondingly reducing the consumption of fuel and other petroleum products.  Although our volumes of petroleum products and chemicals sold began to stabilize in the third quarter of fiscal 2009 and that continued through the second quarter of fiscal 2010, with some unexpectedly severe seasonality decreases in January and February of 2010, we cannot be certain that it will continue in the future or that any new business will be sufficient to offset possible future decreases in demand from our existing customer base.

We concluded fiscal 2009 with the $40 million Recapitalization of all of our debt and equity securities.  We strengthened our balance sheet and financial position, immediately lowering our total debt by $4.5 million, increasing shareholder’s equity by approximately $4.1 million and reducing our debt to equity ratio from approximately 9:1 to 2:1 over the prior year.  We extinguished all of our maturing debt and obtained a new 5 year term loan and a minimum 3 year bank line of credit, both of which carry highly competitive lower interest rates than our previous debt instruments.  We reduced our cash interest expense and dividends cash usage.  We also continue to concentrate our efforts on reducing costs and conserving cash availability in order to meet the challenges of the ongoing recession.  We believe the improvements in our balance sheet as a result of the Recapitalization resulted in establishing adequate credit enhancements for fiscal 2010 to meaningfully respond to potential increases in volumes and fuel prices.  We have also sought to offset the reduced demand from existing customers by aggressively seeking new customers, including an investment in three new service locations.

Our uses of cash over the next twelve months are expected to be principally for operating working capital needs, maintaining our line of credit, and servicing principal and interest on our debt.  Our line of credit with our principal lender matures on July 1, 2012.

Off-Balance Sheet Arrangements

At March 31, 2010, we do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 9 in the notes to condensed consolidated financial statements included in this Form 10-Q for pronouncements that have already been effective.

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

Fair Value Measurement and Disclosures Topic 820 – Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurement and Disclosures Topic 820 – Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”), which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The new disclosures and clarification of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company’s adoption of the ASU No. 2010-06 is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Critical Accounting Policies

We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amount of revenues and expenses and other significant areas involving management’s judgments and estimates.  On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates.  There were no changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.    REMOVED AND RESERVED

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

SMF ENERGY CORPORATION

May 17, 2010	By:	/s/ Richard E. Gathright
Richard E. Gathright
Chairman of the Board, Chief Executive Officer and
President (Principal Executive Officer)

	By:	/s/ Michael S. Shore
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