Form 10-K
period 2010-06-30
SMF ENERGY CORP
filed 2010-09-28
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2010
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
Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates was $11,790,346.  The aggregate market value was computed by reference to the last sale price of the registrant’s Common Stock on the Nasdaq Capital Market on December 31, 2009.

As of September 21, 2010 there were 8,557,314 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain Portions of Registrant’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

TABLE OF CONTENTS

PART I

Item 1.  Business

Overview

 We are a leading provider of petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunication and government services industries.  We provide our services and products through 34 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

Strategy

An objective of our business model is to become the leading “single source” provider of petroleum products and services to our target customers in the eleven states in which we presently have operating locations, as well as expanding into additional markets in other states.  We seek to offer our customers a diversified package of quality and reliable petroleum products and service with 24 hour around the-clock-availability at competitive prices.  To achieve these objectives, we plan to grow organically and through selective acquisitions.  As we achieve such growth, we expect to achieve economies of scale and related efficiencies that improve our profitability and enhance shareholder value.

Our organic growth strategy is focused on increasing market share in our existing operating locations and contiguous geographic areas.  We seek market share expansion through a concentrated market penetration and sales program offering a broader line of products and services to both existing and prospective customers.  We believe that our corporate infrastructure, including our Enterprise Resource Planning (“ERP”) operating system, has enabled us to operate more efficiently and to reduce operating costs and administrative expenses.  This system has facilitated the consolidation of financial management reporting and analysis functions, improved management controls, and helped us comply with the requirements of the Sarbanes-Oxley Act of 2002.  Over the past few years, it has also permitted us to offset the negative impact of recent economic conditions on our customer base by steadily improving our efficiency, and supporting our expansion into new markets and within existing markets.

Our acquisition strategy is focused on acquiring companies, assets and business operations that complement or offer diversified opportunities for growth in the markets where we already have an established presence or that permit us to expand into new markets.  We believe that carefully selected future acquisitions can provide us with increased market share, volume and margins.  In addition, such acquisitions would enhance our operational and administrative efficiencies by helping us achieve greater economies of scale.  Our corporate infrastructure and our ERP system are the foundations on which we can build our business and expand; we are now able to more effectively integrate acquisitions.

We evaluate potential acquisitions based on a variety of factors, including:

•	market presence;

•	growth potential of product and service lines;

•	margin contribution;

•	impact on our competition;

•	customer loyalty and retention;

•	commitment of management and other personnel;

•	integration efficiencies and controls; and

•	transaction financing alternatives, among others.

We have historically funded acquisitions primarily by raising additional capital.  While recent economic conditions have considerably tightened the capital markets, we still believe that new capital, in the form of equity, debt or a combination of both, will be available to us for making acquisitions of complementary or diversifying businesses.  As one of the few companies to have strengthened its balance sheet and improved its operating results over the past few years, we expect that we can obtain the capital required to make such acquisitions.  Nevertheless, there is no assurance that we will be able to identify and engage suitable acquisition candidates or that, if we do so, we will successfully raise the necessary capital to complete the acquisition and implement our growth strategy.

Products, Services and Operations

               Commercial Mobile and Bulk Fueling and Fuel Management Services

We provide commercial mobile and bulk fueling distribution services on a regularly scheduled or as needed basis, refueling vehicles and equipment, and re-supplying bulk storage tanks and emergency power generation systems.

Traditionally, businesses and other entities that operate fleets of vehicles and equipment have met their fueling requirements by fueling vehicles at retail stations or at other third party facilities or by maintaining their own supply of fuel in on-site storage tanks.  We believe that the commercial mobile fueling and out-sourced fuel management services we offer provide numerous benefits to our customers, including lower labor and administrative costs associated with fueling vehicles, centralized control and management over fuel inventories, data useful for management and tax reporting, elimination of environmental risks and related costs associated with on-site fuel storage and dispensing facilities, and elimination of security risks associated with off-site fueling by employees.  Our commercial mobile fueling solutions include the use of our patented proprietary electronic fuel tracking control system to measure, record and track fuel sold to each vehicle and tank fueled at a customer location.  This system allows verification of the amount and type of fuel sold and provides customers with customized fleet fuel data.  Depending on the customer application, the benefits of our commercial mobile fueling and out-sourced fuel management services over traditional fueling methods may include:

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

•
Centralized Inventory Control and Management.  Our fuel management system provides fleet operators with a central management data source.  Web-based comprehensive reports detail, among other things, the location, description, fuel type and daily and weekly fuel sold to each vehicle or piece of equipment that we provide the fueling services to.  This eliminates customers’ need to invest working capital to carry fuel supplies and allows customers to centralize fuel inventory controls as well as track and analyze vehicle movements and fuel consumption for management and fuel tax reporting purposes.  We are also able to service and manage fuel distribution to a customer’s on-site storage tank, and using our technology we can provide reports detailing fuel dispensed from the tank into each of the customer’s vehicles.  Our system is specifically designed for use in commercial fueling and is certified for accuracy by The National Conference on Weights and Measures.

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

•
Lower Risk of Fuel Theft.  Fleet operators relying on employees to fuel vehicles, whether at on-site facilities or at retail stations, often experience shrinkage of fuel inventories or excess fuel purchases due to employee fraud.  Our fuel management system prevents the risk of employee theft by selling fuel only to authorized vehicles.  Utilizing our fueling services, rather than allowing employees to purchase fuel at local retail stations, also eliminates employee fraud due to credit card abuse.

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

Packaging, Distribution and Sale of Lubricants, Other Petroleum Products and Chemicals

We distribute and sell a wide array of branded and private label petroleum-based lubricants, including products such as gear oil, engine oil, heavy-duty motor oil, hydraulic oil, transmission oil, specialty high temperature grease and synthetic lubricants, from our Texas facilities.  Our operations include the distribution of lubricants in bulk and the repackaging of lubricants purchased in bulk quantities.  In addition, we are a blender and distributor of specialty lubricants.  These products are formulated from bulk feedstocks to meet specific industrial customer requirements and applications.  We are also a distributor of solvents and other chemicals, including those used in the dry cleaning industry.

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

Emergency Response Services

We provide fuel supply services to governmental agencies, utilities, communication companies, delivery services and other fleet and equipment operators when emergency situations, such as severe weather conditions and related disasters, create power interruptions, supply outages or access restrictions on our customers.  We provide access to emergency fuel supplies at times and locations chosen by our customers, allowing them to react more quickly and effectively to emergency situations.  In addition, our emergency generator services program provides customers with ongoing fuel testing, treatment, filtration and top-off services to ensure that generators and other emergency power supply systems are fully fueled and that the fuel is in optimal condition for use at the onset of power outages.  We then provide emergency fuel supplies in a series of scheduled fuel distribution services for the duration of power outages based on the utilization requirements of these generator systems.

Operating Equipment

We operate a fleet of over 200 specialized commercial vehicles, including fueling and lubricant tank wagons, tractor trailer fuel and lubricant transports, lubricant delivery box trucks, flatbed vehicles and special heavy haul tractor-trailer units.  Our custom commercial mobile fueling trucks have fuel carrying capacities ranging from 2,800 to 4,500 gallons and are equipped with multi-compartmented tanks.  The fuel we sell or deliver is acquired daily at local third-party petroleum terminal storage facilities.  Each truck typically services between five and fifteen customer locations per night or day, on specified delivery routes.  The driver of each truck also fuels the customer vehicles.

We also own over 800 fuel and lubricant storage tanks with total capacity in excess of 1.7 million gallons.  These tanks include bulk storage tanks located at our facilities and portable tanks used for the temporary storage and dispensing of fuels and lubricants at customer job sites.  We also sell portable storage tanks to our customer’s job-site or other locations; and we reposition, re-supply and maintain these tanks as required, whether on a scheduled or an as needed basis.

Marketing and Customers

We identify and market to potential customers requiring petroleum related services and products within our established service areas.  We also pursue the development of new markets by first evaluating the profitability of volume and margin commitments of any potential customers in those new areas.  Our primary methods for developing new business are through direct marketing and referrals from existing customers as well as from our own personnel.  We evaluate new customers based on factors such as type and size of service required, proximity to existing markets, volume commitments, profitability margins and credit worthiness.

Our commercial mobile and bulk fueling and lubricant distribution customers are principally companies operating fleets of vehicles and equipment in a variety of industries, including the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunication and government services industries.  We are usually the exclusive service provider for the fueling of a customer’s entire fleet or a particular location of vehicles and equipment.  Our lubricant customers are primarily companies requiring large volumes of specialty industrial oils, motor and gear lubricants and greases that must adhere to rigid technical and performance specifications.  In addition, we market and distribute solvents and specialty petroleum products to dry cleaners and industrial customers in Texas and certain other products, such as fire training chemicals, throughout the U.S.

During the year ended June 30, 2010 approximately 22.9%, of our total revenues, were derived from fleet fueling services provided to our two largest customers.  Although we do have certain length of service written contracts with a few of our larger customers, including our two largest customers, one of whom the Company has been servicing for over 16 years, these types of agreements are not customary in the fuel and lubricant distribution industry, and therefore, we do not have written contracts with the majority of our approximately 4,600 customers.  Most of our customers can terminate our services at any time and for any reason and, correspondingly, we can discontinue service to those customers at any time.  We may also discontinue service to a customer if changes in service conditions or other factors cause us not to reach our minimum targeted levels of volumes and margins, and we are unable to charge an effective margin that is satisfactory to meet our customer logistics service yield requirements.

The Company bills customers for its petroleum and other products and services when sold.  We generally collect from our customers within 10 to 45 days after our products and services are sold.

Fuel and Lubricant Supply

We purchase the fuel sold to our customers from multiple suppliers at daily market prices. In certain cases, we qualify for discounts.  We monitor fuel prices and trends in each of our service markets daily in order to purchase our supply at the lowest prices and the most favorable terms available to us.  We mitigate commodity price risk by purchasing and selling fuel supplies daily and by generally utilizing cost of sales and service-plus pricing when billing customers.

We purchase the majority of our lubricants primarily pursuant to a long-term supply agreement with Chevron who also offers marketing and financing assistance to our customers.  Lubricants are distributed and sold in bulk, prepackaged or repackaged by us to meet customer needs.  We price lubricant products on a cost of sales and service-plus basis.  Traditionally, lubricants inventory was not subject to market price volatility as significant as that for fuel products.  Recently, however, due to increasingly volatile petroleum prices, the prices of lubricants have experienced more frequent price changes than in the past.  However, these lubricant pricing changes do not generally create pricing risks to us.

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

We believe that our principal competitive advantages include:

•	our patented proprietary electronic fuel tracking control system;

•	our reputation for timely, efficient and reliable distribution of products and services;

•	our well trained drivers and support staff;

•	our technical knowledge of our products and our customers’ needs; and

•	our competitive pricing for products and services as a result of strong business relationships with our principal suppliers.

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

Employees

At June 30, 2010 we employed 239 employees, of which 230 were full-time employees.

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

No Assurance of Future Profitability; Losses from Operations; Need for Capital. We incurred net income in fiscal year ended June 30, 2010 and a net loss in fiscal year 2009.  In order to generate profits in the future, we need to continue to maintain operating profit by continuing to increase the volume of products and services sold at profitable margins, control costs and generate sufficient cash flow to support our working capital and debt service requirements.  There is no assurance that we will be able to maintain net income or avoid net losses in the future or that we will be able to raise additional capital on acceptable terms if our capital needs cannot be satisfied by cash flow from operations.  We enhanced our profitability over the past fifteen months, generating net income during fiscal 2010, in contrast to fiscal 2009, when we faced a number of challenges presented by the rapidly weakening economy.  We responded to the need to raise new capital by completing a $40 million recapitalization in June 2009 (the “Recapitalization”) that reduced our total debt by $4.5 million, lowered our annual servicing expense for interest and dividends by over $1 million, increased our shareholders’ equity by $4.1 million and reduced our debt to equity ratio from approximately 9 to 1 at June 30, 2008 to 2 to 1 at June 30, 2009.  In the future, we may need to raise additional capital to fund new acquisitions, to expand or diversify existing operations or to make additional debt repayments.  We believe that, in light of the financial stability  flowing from our June 2009 Recapitalization and the resulting positive financial performance in fiscal 2010, we will be able to obtain needed capital, but there can be no assurance that we will be able to do so or that the capital available will be offered on terms acceptable to us.

Nasdaq Listing of Our Common Stock.  Our common stock currently trades on the Nasdaq Capital Market under the symbol FUEL. While we consider the listing on Nasdaq to be a valuable attribute of our common stock and other securities, maintaining that listing has been costly over the past few years and there is still no assurance that such listing will continue.  During Fiscal 2008, our listing on Nasdaq came into question on two different grounds, leading us to issue shares of Series A Convertible Preferred Stock for approximately $2.52 million in cash and debt and then issue 1,985 shares of Series B Convertible Preferred Stock in exchange for approximately $1.8 million in debt.  These transactions increased our stockholders’ equity by approximately $4.1 million, permitting us to regain compliance with Nasdaq’s minimum stockholders’ equity requirements.  During fiscal 2009, we completed a recapitalization of our debt and equity that increased stockholders’ equity to $6.5 million at June 30, 2009.  While we were profitable in fiscal 2010 and further buttressed our compliance with this requirement, there is no assurance that such compliance will continue indefinitely since substantial net operating losses in the future could reduce our stockholders’ equity below Nasdaq minimums again.

In addition, because the bid price of our common stock closed below the minimum $1.00 per share requirement of Nasdaq Marketplace Rules for more than 30 consecutive business days in 2007, we sought and obtained a series of extensions of time to reestablish compliance with this requirement.  When our final deadline for reestablishing compliance with the minimum bid price requirement was set at October 15, 2009, we were required to implement a 1 for 4.5 reverse stock split that took effect on October 1, 2009.  While this reverse stock split succeeded in increasing the post-reverse split trading price of our common stock above the $1.00 minimum bid price, the market price for our stock steadily decreased after the split, notwithstanding what we believed to be our steadily improving operating results at the time.  Based on this apparent disconnect between the market prices for our stock and our reported financial performance after the reverse stock split, we determined that the market price of our common stock did not reflect its value and, in August 2010, commenced an open market purchase program for shares of our own stock.  While we have expressed our own views as to the value of our stock by launching the open market purchase program, it is possible that the inconsistency between the market price of our post-split stock and our financial performance will continue in the future.  In such an event, there is a risk that the market price will again fall below the $1.00 minimum price for a prolonged period of time in violation of Nasdaq rules.  In such an event, our listing on Nasdaq could again be threatened and we may not be in a position to cure the non-compliance with Nasdaq listing requirements.

Effect of Price Depreciation After Reverse Stock Split.  As noted above, the long term efficacy of the Company’s 1 for 4.5 reverse stock split in maintaining compliance with Nasdaq’s minimum bid price requirement remains uncertain.  Moreover, since the reverse stock split, the market price of our common stock has steadily declined notwithstanding what we believe to be consistent improvements in our results of operations, cash flow and financial stability during the same time period.   Accordingly, even though the reverse stock split successfully re-established compliance with Nasdaq’s minimum bid price requirement the aggregate market value of our common stock after the reverse stock split has been lower than it was before the reverse stock split.  There is no assurance that this price depreciation will be reversed or even slowed by our continuing improvements in financial performance.  We acknowledge the risk that, as some anecdotal evidence suggests, stock prices can be adversely affected for a considerable period of time by reverse stock splits (and positively impacted by forward stock splits) irrespective of the financial condition or operating performance of the issuer.  Investors should therefore appreciate the potential for a lingering negative impact on the trading prices of the common stock from the reverse stock split.

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

 Acquisition Availability; Integrating Acquisitions.  Our future growth strategy involves the acquisition of complementary businesses, such as wholesale fuel or petroleum lubricants marketers and distributors, wholesale fuel and other commercial mobile fueling companies, and transportation logistics services businesses. It is not certain that we will be able to identify or make suitable acquisitions on acceptable terms or that any future acquisitions will be effectively and profitably integrated into our operations. Acquisitions involve numerous risks that could adversely affect our operating results, including timely and cost effective integration of the operations and personnel of the acquired business, potential write downs of acquired assets, retention of key personnel of the acquired business, potential disruption of existing business, maintenance of uniform standards, controls, procedures and policies, the availability of necessary  capital on acceptable terms, the effect of changes in management on existing business relationships, and profitability and cash flows generally.

Our credit facility with our principal lender also requires the Company to obtain the consent of the financial institution prior to incurring additional debt, or entering into mergers, consolidations or sales of assets.

Growth Dependent Upon Future Expansion; Risks Associated With Expansion into New Markets.  While our long term plan is to expand more quickly through acquisitions, our growth will also depend upon the ability to achieve greater penetration in existing markets and to successfully enter new markets in both additional major and secondary metropolitan areas. Such organic expansion will largely be dependent on our ability to demonstrate the benefits of our services and products to potential new customers, successfully establish and operate new locations, hire, train and retain qualified management, operating, marketing and sales personnel, finance acquisitions, capital expenditures and working capital requirements, secure reliable sources of product supply on a timely basis and on commercially acceptable credit terms, and successfully manage growth by effectively supervising operations, controlling costs and maintaining appropriate quality controls.  During the fiscal year 2010, we grew our business organically by completing an expansion into three new markets including Knoxville, TN, Spartanburg, SC, and North Augusta, GA, and of our business in existing North Carolina markets.  Although in the fiscal year 2010 we were able to continue to grow our business, there can be no assurance that in the future we will be able to successfully expand our operations into new markets.

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

Fuel Pricing and Supply Availability; Effect on Profitability. Diesel fuel and gasoline are commodities that are refined and distributed by numerous sources.  We purchase the fuel from multiple suppliers at daily market prices and in some cases qualify for certain discounts.  We monitor fuel prices and trends in each of our service markets on a daily basis and seek to purchase our supply at the lowest prices and under the most favorable terms.  Commodity price risk is generally mitigated since we purchase and distribute our fuel supply daily and generally utilize cost-plus pricing when billing our customers.  If we cannot continue to utilize cost-plus pricing as a component of billing our customers, margins would likely decrease and losses could return to the bottom line performance.  We have not engaged in derivatives or futures trading to hedge fuel price movements.  In addition, diesel fuel and gasoline may be subject to supply interruption due to a number of factors, including natural disasters, refinery and/or pipeline outages and labor disruptions.  While limitations on the credit available from suppliers became a more significant issue for us during the onset of the national economic recession in fiscal 2008 and 2009, the 2009 Recapitalization and our improved operating performance in fiscal 2010 has alleviated most of these credit availability issues.  There is no assurance that a tightened credit market will not recur.  Irrespective of the reason, any reduction of the availability of fuel supplies could impact our ability to provide mobile fueling, commercial bulk fueling, and emergency response services and would therefore impact our profitability.

Risks Associated with Customer Concentration; Absence of Written Agreements. Although we provide services to many customers, a significant portion of our revenue is generated from a few of our larger customers.  Sales to our two largest customers, represents 22% of our total revenue in fiscal year 2010.  While we have formal, length of service written contracts with certain of these larger customers, including our two largest customers, one of whom we have been servicing for over 16 years, such agreements are not customary and we do not have them with the majority of our customers.  As a result, most of our customers can terminate our services at any time and for any reason, and we can similarly discontinue service to those customers. We may also discontinue service to a customer if changes in the service conditions or other factors cause us not to meet our minimum level of margins and rates, and the pricing or delivery arrangements cannot be passed along to our customers to achieve our required yield.  As a result of this customer concentration and the absence of written agreements, our business, results of operations and financial condition could be materially adversely affected if one or more of our larger customers were lost or if we were to experience a high rate of service terminations of our other customers.

Effect of Reduced Fuel Usage. The global economic downturn that followed the September 2008 stock market crash resulted in many businesses, including most of our customers, experiencing reduced demand for their services and, thus the amount of fuel that they consume in their operations.   For those of our existing customers who experienced reduced fuel usage, the reductions lowered the volumes sold by us to those customers.  We have not seen any recovery of the approximately 14% reduction in sales volumes to existing customers that we experienced at the beginning of this long, deep and continuing economic recession and downturn.  We have replaced those lost sales with sales to new customers and the expansion of service to existing customers in new markets.  However, should the current weak economic conditions persist or worsen, it is possible that customers’ fuel usage will not recover to pre-recession levels or could decline further.    If we cannot replace any further diminished customer volumes, then our revenues and our results of operation could be negatively affected.  In addition, while we have not historically experienced a material reduction in fuel sales during periods of extremely high fuel prices due to the nature of our business, such an event in the future could also negatively affect our customer’s volumes of fuel used and our financial performance.

Competition. We compete with other service providers, including several large regional providers and numerous small, local independent operators, who provide some or all of the same services that we offer to our customers. In the mobile fueling area, we also compete with retail fuel marketing, since fleet operators have the option of fueling their own equipment at retail stations and at other third-party service locations such as card lock facilities.  Our ability to compete is affected by numerous factors, including price, the complexity and technical nature of the services required, delivery dependability, credit terms, the costs incurred for non-mobile fueling alternatives, service locations as well as the type of reporting and invoicing services provided.  In addition, because our principal competitors are privately held, we are adversely affected by the availability of the information concerning our business contained in our SEC filings and elsewhere, since they can utilize that information to compete with us and we have no corresponding information concerning them.  There can be no assurance that we will be able to continue to compete successfully as a result of these or other factors.

Operating Risks May Not Be Covered by Insurance. Our operations are subject to the operating hazard and risks normally incidental to handling, storing and transporting diesel fuel and gasoline, which are classified as hazardous materials.  We maintain insurance policies in amounts and with coverages and deductibles that we believe are reasonable and prudent.  There can be no assurance, however, that our insurance will be adequate to protect us from liabilities and expenses that may arise from claims for personal and property damage arising in the ordinary course of business, including business interruption; that we will be able to maintain acceptable levels of insurance; or that insurance will be available at economical prices.

Governmental Regulation. Numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment and worker safety, affect our operations.  There can be no assurance that we will be able to continue to comply with existing and future regulatory requirements without incurring substantial costs or otherwise adversely affecting our operations.

Terrorism and Warfare May Adversely Affect the Economy and the Price and Availability of Petroleum Products. Terrorist attacks, as well as the continuing political unrest and warfare in various oil producing countries, may adversely impact the price and availability of fuel, our results of operations, our ability to raise capital and our future growth.  The impact of terrorism on the oil industry in general, and on us in particular, is not known at this time.  An act of terror could result in disruptions of crude oil or natural gas supplies and markets, the sources of our products, and our infrastructure facilities or our suppliers could be direct or indirect targets.  Terrorist activity or warfare may also hinder our ability to transport fuel if the means of supply transportation, such as rail or pipelines, become damaged as a result of an attack.  A lower level of economic activity following a terrorist attack or war could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war could also impair our ability to raise capital. Terrorist activity or further instability in the Middle East could also lead to increased volatility in fuel prices, which could adversely affect our business generally.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our corporate headquarters are located in 20,400 square feet of leased office space in Fort Lauderdale, Florida.  Our lease for this facility expires on July 31, 2013.

In addition, we own truck yard and office space in Tampa, Florida.  We also lease truck yard and office space for 21 locations specified below as of June 30, 2010, primarily under 1 to 5 year leases which include lease renewal options.  We believe that our facilities are adequate for our current needs.

Location	Lease Expiration

Bloomington, CA	7/15/2013

Gardena, CA	7/15/2011

Jacksonville, FL	8/31/2015

Melbourne, FL	2/28/2011

Orlando, FL	11/30/2012

Port Everglades, FL	5/31/2011

Doraville, GA	8/31/2011

Jackson, MS	12/31/2012

Charlotte, NC	12/31/2011

Greensboro, NC	5/31/2011

Selma, NC	10/31/2011

North Augusta, SC	10/31/2010

Spartanburg, SC	11/11/2010

Knoxville, TN	11/16/2010

Buda, TX	7/31/2011

Freeport, TX	9/30/2010

Ft. Worth, TX	12/31/2010

Houston, TX	9/30/2015

Lufkin, TX	9/30/2015

Selma, TX	12/31/2013

Waxahachie, TX	9/30/2015

We also lease the following facilities on a month to month basis:

Fort Myers, FL

Ellabell, GA

Gonzales, LA

North Las Vegas, NV

Chattanooga, TN

Elm Mott, TX

Longview, TX

Item 3.  Legal Proceedings

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities.  Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of June 30, 2010.  Therefore no contingency gains or losses have been recorded as of June 30, 2010.  However, based on management’s knowledge at the time of this filing, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

On November 23, 2009, the Company entered into a confidential settlement agreement (the “Agreement”) resolving all claims in the lawsuit entitled, SMF Energy Corporation vs. Financial Accounting Solutions Group, Inc., Mitchel Kramer, Alex Zaldivar and Kramer Professional Staffing, Inc.  Pursuant to the Agreement, the Company received a payment of $1,050,000 during the quarter ended December 31, 2009.  The payment was treated as a partial recovery of the professional fees incurred in connection with the lawsuit, with no gain or loss recognized for the settlement.  The Company expensed $466,000 of these expenses during the current fiscal year.  The recovery of these professional fees and the year to date litigation costs have been recorded as part of the selling, general and administrative expenses in the statement of operations.  There was no admission of liability by any of the parties to the lawsuit on account of any of the various claims, counterclaims or third party claims made in the lawsuit.  All claims made by or against the Company in the lawsuit were released as part of the Agreement.

On May 26, 2009, the Company filed a Demand for Arbitration with the American Arbitration Association in Broward County, Florida, under which the Company brought claims against various members of the Harkrider family arising out of the Company’s October 1, 2005 purchase of H & W Petroleum Company, Inc. (“H & W”) from the Harkrider family and H & W’s purchase of certain assets of Harkrider Distributing Company, Inc. (“HDC”) immediately prior to the Company’s purchase of H & W.  In that action, Case No. 32 198 Y 00415 09 (the “Arbitration”), the Company and H & W, which is now the Company’s wholly owned subsidiary, sought damages for breaches of, and indemnification under, the October 1, 2005, Stock Purchase Agreement between various Harkrider family members and the Company and under the September 29, 2005, Asset Purchase Agreement between HDC and various members of the Harkrider family, on the one hand, and H & W on the other, along with various other claims arising from the transaction.  Also on May 26, 2009, H & W filed a second action against various members of the Harkrider family in the District Court in Harris County, Texas, Civil Action No. 2009-32909 (the “Harris County Action”), seeking damages and declaratory relief for various breaches of H & W’s lease of its Houston, Texas facility by H & W’s landlord, the Harkrider Family Partnership, and other related claims.  On June 24, 2009, the parties to the Arbitration and the Harris County Action agreed that all of the claims brought in the Arbitration would be dismissed and all of those claims would be added to the Harris County Action.  On June 29, 2009, in accordance with the stipulation of the parties to consolidate the Arbitration with the Harris County Action, the American Arbitration Association closed the Arbitration.  The Harris County Action is currently in the discovery phase but the case is inactive, since the parties have entered into a standstill agreement while they engage in settlement discussions.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, par value $.01 (“common stock”) has traded in the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) Market under the symbol “FUEL”, since December 11, 1996, the date of the Company’s initial public offering.  The following table sets forth, for the periods indicated, the high and low prices for the common stock, as reported by NASDAQ.

	Common Stock
	High	Low

Year Ended June 30, 2010
1st quarter	$2.48	$1.17
2nd quarter	$1.79	$1.21
3rd quarter	$1.57	$1.22
4th quarter	$1.91	$1.11

Year Ended June 30, 2009
1st quarter	$3.20	$1.13
2nd quarter	$1.89	$0.95
3rd quarter	$1.31	$0.45
4th quarter	$3.15	$0.63

On June 30, 2010, the closing price of the common stock was $1.22 per share.  As of September 21, 2010, there were 2,000 holders of record of our common stock and over 75 beneficial owners of our common stock.

Dividends

We have never declared or paid any dividends on our common stock.  The payment of dividends on our common stock, if any, is within the discretion of the Board of Directors and will depend upon our earnings, our capital requirements and financial condition and other relevant factors.  While our Board of Directors has recently considered the advisability of declaring dividends on our common stock in response to the gradual deterioration of the market price of that stock, the Board has indicated that, at the present time, it does not intend to declare dividends and intends to retain any future earnings for use in our business operations and for purchases of our stock pursuant to the open market stock purchase program we announced in August 2010.

Dividends on the 598 outstanding shares of Series D Preferred Stock, which shares were issued in the June 2009 Recapitalization, are payable when, as and if declared by the Board of Directors, but only out of funds that are legally available, in annual cash or equity dividends, at the Company’s election, at the rate of 5.5% per annum of the sum of the Original Issue Price per share.  Per the Certificate of Designation for the Series D, the first dividend declaration for the outstanding Series D Preferred Stock was in August 2010 and was paid in cash.  Subsequent dividends on the Series D are payable in cash except that, under specified circumstances, dividends may be paid in the form of shares of a new series of nonvoting Preferred Stock, the terms, rights and privileges of which are, other than the voting rights, substantially identical to those of the Series D.  Any payment of dividends is subject to approval by our principal lender.

Dividends on any of the Company’s Series of Preferred Stock are cumulative from the date of the original issuance of the Preferred Stock.  Accumulated unpaid dividends on Preferred Stock do not bear interest.

In August 2010, the Company declared cumulative dividends of $13,000 on the Series D Preferred Stock, which were accrued as of June 30, 2010 and paid in full during the first quarter of fiscal 201l.

While the Company no longer has any shares of its Series A, Series B, or Series C Preferred Stock issued or outstanding as a result of the June 2009 Recapitalization, additional issuances of those securities, while unlikely at this time, could be made.  In accordance with the respective Certificates of Designation for each Series, dividends would be payable thereon when, as and if declared by the Board of Directors, but only out of funds that are legally available, in quarterly cash dividends.  Also per the Certificates of Designation, the initial dividend rate of eighteen percent (18%) per annum of the sum of the Original Issue Price per share was reduced to twelve percent (12%) in December 2008 because the Company achieved positive Earnings Before Interest, Taxes, Depreciation and Amortization for two consecutive fiscal quarters.  During fiscal 2009, the Company declared $577,000 in cumulative dividends on the Series A, Series B, and Series C Preferred Stock, which were paid or satisfied by June 30, 2009.  On May 5, 2009, the Company entered into an agreement with the holders of the Series A, Series B, and Series C Preferred Stock to satisfy the dividends due for the quarters ended December 31, 2008, and March 31, 2009 through the issuance of unregistered shares of common stock of the Company.  For purposes of determining the number of shares to be issued for the unpaid dividends, shares were valued at $1.04 per share, the official closing price on the Nasdaq Stock Market on April 24, 2009, the trading day immediately preceding the April 27, 2009 effective date of the conversion agreements.  As a result, the Company issued 246,910 shares of common stock to the holders of Preferred Stock in lieu of paying the $256,000 in cash dividends for the quarters ended December 31, 2008, and March 31, 2009.

On June 29, 2009, as part of the Recapitalization, the Company entered into another agreement with the holders of the Series A, Series B, and Series C Preferred Stock to satisfy the dividends due for the quarter ended June 30, 2009 through the issuance of shares of common stock of the Company.  For purposes of determining the number of shares to be issued for the unpaid dividends, shares were valued at the negotiated price of $1.71 per share (the official closing price on the Nasdaq Stock Market on the trading day immediately preceding the June 29, 2009 effective date of the conversion agreements was $1.67).  As a result, the Company issued 73,449 shares of common stock to the holders of Preferred Stock in lieu of paying the $126,000 in cash dividends for the quarter ended June 30, 2009.

In the June 2009 Recapitalization, the Company redeemed all the outstanding Series A, Series B, and Series C preferred shares through the issuance of an aggregate of 2,455,001 common shares at the negotiated price of $1.71 per share, which was a per share amount lower than the original terms of the securities.  As per ASC 260, “Earnings per Share” (formerly EITF No. D-42), the Company reported the additional securities issued to the preferred shareholders as a non-cash deemed dividend of $1,746,216, which was a calculation of the difference between the 1,406,223 common shares that would have been issuable under the original conversion rights that existed in the convertible preferred shares and the 2,455,001 common shares issued at $1.71 per share upon the redemption exchange times the market price on the conversion date.

Convertible Promissory Notes

Also in the June 2009 Recapitalization, the Company extinguished a portion of the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of 1,184,591 shares and 277,778 shares of Common Stock, respectively, at the negotiated price of $1.71 per share, which was higher than the $1.67 per share closing bid price on the trading day immediately preceding the June 29, 2009 Recapitalization.  The original terms of the Notes allowed for a conversion of 50% of the August 2007 Notes and 100% of the September 2008 Notes into common stock.  The negotiated issuance price of $1.71 per share in the Recapitalization was based on then current market prices, and it was lower than the original conversion prices of $6.57 per share and $2.93 per share of the August 2007 Notes and the September 2008 Notes, respectively.  Since the extinguishment of the Notes through issuance of Common Stock was done at close to current market prices of the Common Stock, the Company issued an aggregate of 991,657 more shares than it would have issued for the convertible equivalent under the original terms of the Notes.

 ASC 470-20, “Debt - Debt with Conversion and Other Options” (“ASC 470-20”), specifies the method of accounting for conversions of convertible debt to equity securities when the debtor induces conversion of the debt by offering additional securities or other consideration to convertible debt holders.  In accordance with ASC 470-20, an expense is recognized if and to the extent that “additional consideration is paid to debt holders for the purpose of inducing prompt conversion of the debt to equity securities (sometimes referred to as a convertible debt ‘sweetener’).”  While the Company’s purpose in effecting the June 2009 Recapitalization was to effect a complete restructuring of its debt and equity structure via a series of transactions that would have the effect of reducing its outstanding debt and future obligations and there was no intent to induce any conversion of the outstanding debt to common stock, a portion of the exchange of the outstanding carrying value of $9.6 million in convertible debt for an equal aggregate value of cash, common stock and preferred stock is required by ASC 470-20 to be accounted for as an induced conversion of outstanding debt securities.  While we believe that the application of ASC 470-20 did not reflect the economic substance of the value exchanged in this portion of the Recapitalization transaction, we reported, in fiscal year 2009, the required non-cash charge of approximately $1.65 million for the difference between the number of common shares issued compared to the number of common shares that would have been issued under the original terms of the convertible debt instrument, times the market price on the conversion date.

The Company understands that the accounting interpretation of ASC 470-20 is that an inducement occurs any time additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or economic intent of the parties to the transaction.  As a result, the application of ASC 470-20 to the exchange of existing convertible debt securities for common stock resulted in the recording of a non-cash “inducement” accounting charge of $1.65 million, which was a calculation of the difference between the 470,712 common shares that would have been issuable to the applicable note holder under the original conversion rights that existed in the convertible Notes and the 1,462,369 common shares exchanged at $1.71 per share upon the extinguishment.  This non-cash charge was deemed a financing expense to extinguish the Notes and it is included in the Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital and therefore the net impact has no effect to total Shareholders’ Equity.

Equity Compensation Plan Information

The information required by this item is incorporated by reference from our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year covered by this report.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during fiscal 2010.

Item 6.  Selected Financial Data

The following table summarizes our selected historical financial information for each of the last five fiscal years.  The information presented below has been derived from our audited consolidated financial statements.  This table should be read in conjunction with such Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K.

(in thousands, except net margin per gallon and per share data)

	Year Ended June 30,
	2010	2009 [4]	2008 [4]	2007	2006
Selected Income Statement Data:
Total revenue	$192,847	$199,249	$260,689	$229,769	$248,699
Gross profit	$15,196	$16,440	$12,912	$12,631	$12,409
Selling, general and administrative expense	$13,745	$14,755	$14,881	$15,836	$13,262
Operating income (loss)	$1,451	$1,685	$(1,969)	$(3,205)	$(853)
Interest expense	$978	$2,483	$3,060	$3,384	$4,025
Non-cash ASC 470-20 (formerly FAS No.84)
inducement on extinguishment [8]	$-	$1,651	$-	$-	$-
(Gain) loss on extinguishment of promissory notes [6]	$-	$(27)	$1,749	$-	$-
Net income (loss)	$465	$(2,339)	$(6,769)	$(6,589)	$(4,878)
Less: Non-cash ASC 470-20 (formerly FAS No.
84) inducement on extinguishment [8]	$-	$1,651	$-	$-	$-
Less: Non-cash write-off of unamortized acquisition costs	$187	$-	$-	$-	$-
Less: Non-cash stock options repricing costs	$93	$-	$-	$-	$-
Adjusted net income (loss) before non-cash, non-recurring costs [9]	$745	$(688)	$(6,769)	$(6,589)	$(4,878)

Share Data:
Net income (loss)	$465	$(2,339)	$(6,769)	$(6,589)	$(4,878)
Less: Preferred stock dividends	(13)	(577)	(249)	-	-
Less: Non-cash EITF No. D-42 deemed dividends [7]	-	(1,746)	-	-	-
Net income (loss) attributable to common shareholders	$452	$(4,662)	$(7,018)	$(6,589)	$(4,878)
Basic net income (loss) per share attributable to common shareholders	$0.05	$(1.39)	$(2.18)	$(2.58)	$(2.24)
Diluted net income (loss) per share attributable to common shareholders	$0.05	$(1.39)	$(2.18)	$(2.58)	$(2.24)
Adjusted net income (loss) per share attributable to common shareholders excluding non-recurring costs [10]
Basic	$0.09	$(0.38)	$(2.18)	$(2.58)	$(2.24)
Diluted	$0.08	$(0.38)	$(2.18)	$(2.58)	$(2.24)

Basic weighted average common shares outstanding	8,480	3,355	3,215	2,558	2,182
Diluted weighted average common shares outstanding	8,692	3,355	3,215	2,558	2,182

	As of June 30,
	2010	2009	2008	2007	2006
Selected Balance Sheet Data:
Cash and cash equivalents	$115	$123	$48	$987	$4,103
Accounts receivable, net	$17,530	$15,878	$30,169	$25,442	$24,345
Restricted cash	$-	$-	$69	$1,145	$-
Line of credit payable	$6,896	$7,845	$19,789	$17,297	$15,612
Long-term debt (including current portion)	$4,883	$5,800	$8,794	$10,276	$13,136
Shareholders’ equity	$7,056	$6,529	$3,052	$4,114	$5,540
Total assets	$29,958	$30,118	$46,984	$43,925	$48,114

Financial and Statistical Information:
EBITDA [1]	$4,010	$4,530	$1,240	$252	$1,781
Net Margin [2]	$16,087	$17,517	$14,354	$14,333	$14,076
Net Margin per gallon (in dollars) [3]	$0.231	$0.258	$0.194	$0.169	$0.149
Total Gallons	69,668	67,902	73,871	84,899	94,261

Non-GAAP Measure Reconciliation, EBITDA	Year Ended June 30,
	2010	2009	2008	2007	2006
Calculation:
Net income (loss)	$465	$(2,339)	$(6,769)	$(6,589)	$(4,878)
Add back:
Interest expense [5]	978	2,483	3,060	3,727	4,025
Income tax expense	32	32	-	-	-
Depreciation and amortization expense within:
Cost of sales and SG&A	2,158	2,438	2,696	2,623	2,123
Stock-based compensation expense	190	292	504	491	511
Write-off of unamortized acquisition costs	187	-	-	-	-
Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment [8]	-	1,651	-	-	-
(Gain) loss on extinguishment of promissory notes [6]	-	(27)	1,749	-	-
Subtotal	3,545	6,869	8,009	6,841	6,659
EBITDA	$4,010	$4,530	$1,240	$252	$1,781

Non-GAAP Measure Reconciliation, Adjusted basic and diluted net income (loss) per share attributable to common shareholders excluding non-recurring costs:

	Fiscal Year Ended June 30,
	2010	2009	2008	2007	2006
Net income (loss)	$465	$(2,339)	$(6,769)	$(6,589)	$(4,878)
Preferred stock dividends	(13)	(577)	(249)	-	-
Non-cash deemed dividends for preferred stock
Series A, B and C redemption to common stock	-	(1,746)	-	-	-
Net income (loss) attributable to common shareholders	$452	$(4,662)	$(7,018)	$(6,589)	$(4,878)
Less: Non-cash deemed dividends for preferred stock
Series A, B and C redemption to common stock	-	1,746	-	-	-
Less: Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment	-	1,651	-	-	-
Less: Non-cash write-off of unamortized acquisition costs	187	-	-	-	-
Less: Non-cash stock options repricing costs	93	-	-	-	-
Adjusted net income (loss) attributable to common shareholders	$732	$(1,265)	$(7,018)	$(6,589)	$(4,878)

Adjusted net income (loss) per share attributable to common shareholders excluding non-recurring costs [10]
Basic	$0.09	$(0.38)	$(2.18)	$(2.58)	$(2.24)
Diluted	$0.08	$(0.38)	$(2.18)	$(2.58)	$(2.24)

Net income (loss) per share attributable to common:
Basic	$0.05	$(1.39)	$(2.18)	$(2.58)	$(2.24)
Diluted	$0.05	$(1.39)	$(2.18)	$(2.58)	$(2.24)

Weighted average common shares outstanding:
Basic	8,480	3,355	3,215	2,558	2,182
Diluted	8,692	3,355	3,215	2,558	2,182

1 EBITDA is defined as earnings before interest, taxes, depreciation and, amortization expense, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. To the extent that gain or loss and the non-cash ASC 470-20 inducement on extinguishment of convertible notes constitutes the recognition of previously deferred interest or finance cost, it is considered interest expense for the calculation of certain interest expense amounts. We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.

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

6  The year ended June 30, 2009 included a $27,000 net gain on extinguishment of convertible notes which consisted of gains on extinguishment partially offset by write offs of unamortized debt costs and debt discounts.   The gains on extinguishment were $145,000, and $23,000 to record at fair value of the common stock and the Series D Preferred Stock issued to extinguish a portion of the August 2007 notes and the September 2008 notes, respectively.  The write offs of the unamortized debt costs were $118,000 and the unamortized debt discounts were $23,000 both related to the exchanged notes.  The year ended June 30, 2008 included $1.7 million as loss on extinguishment of promissory notes to write-off debt discounts and deferred debt costs, a prepayment penalty and a gain on extinguishment related to the August 2007 refinancing of debt and the exchange of the November 2007 note and a portion of the August 2007 note into Series A and Series B Preferred Stock. To the extent that gain or loss and the non-cash ASC 470-20 inducement on extinguishment of convertible notes constitutes the recognition of previously deferred interest or finance cost, it is considered interest expense for the calculation of EBITDA and certain interest expense amounts.

7  As a result of the June 2009 Recapitalization, the Company redeemed all the outstanding preferred shares through the issuance of an aggregate of 2,455,002 common shares at the negotiated price of $1.71 per share, which was an amount lower than the original conversion terms of the convertible debt securities.  As per 260-Earnings per Share (formerly EITF No. D-42), “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the Company reported the additional securities issued to the preferred shareholders as an inducement which resulted in a non-cash deemed dividend of $1,746,216.  See Note 4 – June 2009 Recapitalization.

8  Additionally, as a result of the Recapitalization, the Company extinguished a portion of  the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of 1,184,591 shares and 277,778 shares, respectively, at the negotiated price of $1.71 per share, which was greater than the $1.67 per share closing bid  price the day prior to the Recapitalization, but lower than the conversion price applicable to  the convertible debt instruments, which resulted in the issuance of more shares in the exchange than would have been issued upon a conversion.  The practice of accounting in the interpretation of ASC 470-20 is that an inducement occurs any time when additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or economic intent of the parties to the transaction.  Irrespective of the economic reality of the transaction, ASC 470-20 requires the recording of a non-cash “conversion inducement” charge of $1,651,109, based on the difference between the aggregate 470,711 common shares issuable to the applicable note holder under the original conversion rights that existed upon a conversion and the 1,462,368 common shares exchanged at $1.71 cents in the transaction that extinguished all of the Notes.  This non-cash charge is deemed a financing expense to extinguish the Notes and it is included in the Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital and therefore the net impact has no effect to total Shareholders’ Equity.  See Note 4 – June 2009 Recapitalization. To the extent that the non-cash ASC 470-20 inducement on extinguishment of promissory notes constitutes the recognition of a finance cost, it is considered interest expense for the calculation of certain interest expense amounts.

9 Adjusted net income (loss) before non-cash, non-recurring costs is a non-GAAP measure that excludes the non-cash ASC 470-20 inducement on extinguishment of convertible notes, the non-cash ASC 805 write-off of unamortized acquisition costs, and the non-cash stock options repricing costs.  We believe that this is a meaningful Non-GAAP representation of the ongoing performance of the operations as it excludes the effect of charges that were strictly related to the Recapitalization and/or charges that are non-recurring.

10  Adjusted Basic and diluted net income (loss) per share attributable to common shareholders excluding non-recurring costs is a Non-GAAP measure that excludes the effect of a cash ASC 470-20 inducement and deemed dividends on extinguishment of convertible notes and preferred shares, the non-cash ASC 805 write-off of unamortized acquisition costs, and the non-cash stock options repricing costs. We believe that this is a meaningful Non-GAAP representation of the ongoing performance of the operations as it excludes the effect of charges that were strictly related to the Recapitalization and/or charges that are non-recurring.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and related notes included in Part III of this Form 10-K, commencing on page F-1.

OUR BUSINESS

We are a supplier of specialized transportation and distribution services for petroleum products and chemicals.  We provide commercial mobile and bulk fueling, lubricant and chemical distribution, emergency response services and transportation logistics to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries.  At June 30, 2010, the Company was conducting operations through 34 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

We provide commercial mobile and bulk fueling, integrated out-sourced fuel management, packaging, distribution and sale of lubricants and chemicals, transportation logistics, and emergency response services.  Our specialized equipment fleet distributes diesel fuel and gasoline to customer locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying bulk storage tanks, and providing fuel for emergency power generation systems.  Our fleet also handles the movement of customer equipment and storage tanks we provide for use by our customers.  We also distribute a wide variety of specialized petroleum products, lubricants and chemicals to our customers in Texas and in certain other markets.

We compete with several large and numerous small distributors, jobbers and other companies offering services and products in the same markets in which we operate.  We believe that the industry and these markets offer us opportunities for consolidation, as customers increasingly demand one-stop shopping for their petroleum based needs and seek reliable supply distribution services particularly to prevent business interruptions during emergencies.  We believe that certain factors, such as our ability to provide a range of services and petroleum based products and services, create advantages for us when compared to our competitors.

An objective of our business strategy is to become the leading “single source” provider of petroleum products and services in the markets we currently operate in, as well as expanding into additional contiguous markets.  To achieve this objective we plan to focus on increasing revenues in our core operations and in expanding through selective acquisitions.

OVERVIEW

Summary:

Our fiscal year 2010 was a substantial improvement over the prior year as the bottom line turned positive from a net loss of $2.3 million to net income of $465,000.  This $2.8 million improvement in our bottom line in our fiscal 2010, coming on the heels of a $4.4 million improvement in fiscal 2009 over fiscal 2008, confirms that, in the face of an unprecedented global economic recession and financial meltdown over the past two years, we have outperformed all reasonable expectations.  Despite facing the worst domestic and global economy since the Great Depression, we actually increased our volumes by 2.6% or 1.8 million gallons in fiscal 2010 over the prior year by offsetting the reduction of demand from our customer base with the addition of net new business, including entering three new markets.  We consider this achievement to be particularly noteworthy in light of the fact that the 14% drop in demand from our existing customer base at the onset of the economic downturn in the fall of 2008 has not yet been recovered.  Moreover, we have achieved profitability in fiscal 2010 notwithstanding not having any significant amount of emergency response work in the year compared to a year ago, as reflected by our net margin per gallon of 23.1 cents versus 25.8 cents per gallon in the prior year.

We achieved this 23.1 cent net margin per gallon in fiscal 2010 notwithstanding higher repairs, maintenance and operating costs of our fleet and facilities and new market start up costs.  In prior years, these kinds of unanticipated expense increases could have lowered our net margin to the point of unprofitability but, with a stronger balance sheet after our June 2009 recapitalization transactions, increasing volumes and more efficient operations, we were not so adversely affected in fiscal 2010.

In fiscal 2010, our selling, general and administrative expenses were $1.0 million lower than last year due to a significant reduction in personnel costs and professional fees.  That $1.0 million reduction was achieved notwithstanding $531,000 in SG&A costs that are not expected to recur in fiscal 2011, including:  1) a $187,000 write off of deferred acquisition costs; 2) a $93,000 stock option repricing charge; and 3) $251,000 in Sarbanes-Oxley Section 404(b) cost preparing for auditor attestation of our internal controls assessment from which we were exempted by law after these costs were incurred; offset by a $584,000 SG&A reduction from the settlement of our litigation against the FAS Group.  Part of our bottom line improvement included the resulting recurring impact from our June 2009 Recapitalization replacing high yield notes for mostly common stock and low yield notes resulting in a $1.5 million interest expense savings and paying $1.0 million of scheduled principal payments on our bank term loan this year.

For fiscal 2010, our EBITDA was $4.0 million, our cash contribution which is EBITDA less fixed charges was $1.9 million and our fixed charge coverage ratio was 1.86.  These numbers are comparable to the $4.5 million, $1.8 million and 1.65, respectively, reported a year ago, when we suggested our EBITDA and other reported numbers were harbingers of further improvements in our operating results.5  While we are now generating taxable income, we have a $10 million deferred tax asset that remains fully reserved even though we have used approximately $1.0 million to set off taxable income due in the last two tax years.

We have ordered new trucks to modernize and increase the size of our fleet which will create expanded capacity to our system, improve fuel economy and satisfy new emission standards, give us further opportunity to expand in new markets and reduce our repairs and maintenance.  Our principal lender has given us approval to incur up to $2.0 million in new debt to finance this fleet expansion, conditioned upon our continuing satisfaction of specified financial thresholds.

We continue to seek ways to attract interest in our common stock in the marketplace, conducting several investor road shows last year.  Even though that investor relations activity has not appeared to improve the liquidity, trading volume or the trading price of our stock, we plan to continue reaching out to the investment community in an effort to enhance their understanding of the value of our company and its securities.  Our market capitalization is approximately $10.75 million (based on a $1.25 share price and 8.6 million shares outstanding), or 2.69 times EBITDA, which we consider an inexplicable undervaluation of our common stock.  Notwithstanding the recent disconnect between our reported results of operations and the market price of our stock; however, we remain optimistic that the continuing improvements in our financial results and the prospects for further betterments described in this annual report will have a positive impact on the trading volume and market price of our common stock.

In light of the weak market conditions for our stock, we recently announced a stock repurchase program pursuant to which we may purchase up to $840,000 of capital stock.  While that program has only recently begun, we believe that, in light of the current prices for our common stock, the expenditure of corporate funds to acquire shares at these prices is a reasonable and prudent allocation of our financial resources.

We believe that, in this economy, there are many opportunities available for us to acquire complementary businesses and achieve accelerated growth from those acquisitions.  A significant improvement in the trading price of our common stock would facilitate those acquisitions, since we could use shares of our stock to fund all or a portion of any such acquisition.  We are currently reluctant to use shares of our stock as consideration for acquisitions, however, because we believe acquisitions made with our stock at or near current prices would be unduly dilutive.  While we will consider using stock for acquisitions that are accretive on an earnings per share basis, we will do so only if we believe that the trading market for our stock is sufficiently related to the actual value and prospects of our company to reflect the enhanced value from the acquisition.

TRENDS IN FISCAL YEAR 2010 TO DATE

•
We began fiscal year 2010 profitable, reporting net income of $20,000 and EBITDA of $1.1 million in the first quarter.  The results included non-cash, non-recurring charges of $187,000 for the write-off of unamortized acquisition costs per application of ASC 805, and $93,000 related to stock option expense incurred as a result of the stock option repricing.  Gallons sold increased slightly from 16.7 million in the fourth quarter of fiscal year 2009 to 16.9 million in the first quarter of fiscal year 2010.

•	During the second quarter of fiscal year 2010, we reported net income of $445,000 and EBITDA of $1.3 million on 17.0 million gallons sold. We expanded into three new markets during this quarter.

•
For the third quarter of fiscal year 2010, typically our most challenging quarter because of seasonal declines in January and February, we reported a net loss of $419,000 and EBITDA of $398,000.  Our gallons sold increased to 17.4 million compared to the second quarter of fiscal 2010, primarily due to customer additions, however, we incurred higher costs related to the startup of these new markets and experienced ongoing higher costs of repairs and maintenance, storm water removal costs and further reduction of existing customer demand in January and February.

•
During the fourth quarter of fiscal year 2010, we achieved net income of $419,000 and EBITDA of $1.2 million while our gallons sold increased to 18.4 million compared to the third quarter of fiscal 2010.  A rebound in demand from existing customers that began at the end of the third quarter continued during the fourth quarter, resulting in another strong and profitable quarter.

•
As in prior years, our operating results for this year reflect substantial non-cash charges.  In fiscal 2010, we had $2.9 million in such charges, including depreciation and amortization of assets, amortized debt costs, stock-based compensation, provision for doubtful accounts, and slow moving inventory reserve.

•
The Company improved its bottom line profitability by $2.8 million in fiscal 2010 even though EBITDA, a non-GAAP measure, decreased by $520,000 in fiscal 2010 from the prior year.  The fiscal 2010 net income reflects stated interest expense of $809,000, which was substantially lower than the $2.1 million reported in fiscal 2009, a $1.3 million difference, as much of the benefit of the June 2009 Recapitalization was realized in fiscal 2010.

The following table presents certain operating results for the last eight sequential quarters (in thousands, except net margin per gallon):

	For the Three Months Ended,
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2009	2009	2009	2009	2008	2008

Revenues	$53,704	$49,152	$46,305	$43,686	$39,884	$34,982	$45,112	$79,271
Gross profit	$4,320	$3,398	$3,381	$4,097	$3,539	$3,790	$3,292	$5,819
Selling, general and administrative	$3,678	$3,555	$2,673	$3,839	$3,401	$3,455	$3,267	$4,632
Operating income (loss)	$642	$(157)	$708	$258	$138	$335	$25	$1,187
Interest expense and other income, net	$(215)	$(254)	$(255)	$(230)	$(454)	$(570)	$(677)	$(667)
Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment [3]	$-	$-	$-	$-	$(1,651)	$-	$-	$-
Gain on extinguishment of promissory notes	$-	$-	$-	$-	$27	$-	$-	$-
Net income (loss)	$419	$(419)	$445	$20	$(1,948)	$(243)	$(660)	$512
Less: Non-cash write-off of unamortized acquisition costs	$-	$-	$-	$187	$-	$-	$-	$-
Less: Non-cash stock options repricing costs	$-	$-	$-	$93	$-	$-	$-	$-
Less: Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment [3]	$-	$-	$-	$-	$1,651	$-	$-	$-
Adjusted net income (loss) before non-cash, non-recurring charges [4]	$419	$(419)	$445	$300	$(297)	$(243)	$(660)	$512

EBITDA [1]	$1,189	$398	$1,289	$1,134	$876	$974	$690	$1,990

Net margin	$4,529	$3,616	$3,609	$4,333	$3,795	$4,027	$3,534	$6,161
Net margin per gallon [2]	$0.25	$0.21	$0.21	$0.26	$0.23	$0.25	$0.21	$0.33

Gallons sold	18,385	17,382	16,956	16,945	16,709	16,041	16,602	18,550

1 EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, a Non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. To the extent that gain and the non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment of promissory notes constitutes the recognition of previously deferred interest or finance cost, it is considered interest expense for the calculation of certain interest expense amounts. Both stock-based compensation amortization expense and the write-off of unamortized acquisition costs are considered amortization items to be excluded in the EBITDA calculation. We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.

2  Net margin per gallon is calculated by adding gross profit to the cost of sales depreciation and amortization and dividing that sum by the number of gallons sold.

3 Non-cash ASC 470-20 inducement on extinguishment is a charge we incurred strictly as a result of the June 29, 2009 Recapitalization.  The Company extinguished a portion of the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of approximate 1.2 million shares and approximate 278,000 shares, respectively, at the negotiated price of $1.71 per share, which was greater than the $1.67 per share closing bid price the day prior to the Recapitalization, but lower than the conversion price applicable to the convertible debt instruments, which resulted in the issuance of more shares in the exchange than would have been issued upon a conversion.  The practice of accounting in the interpretation of ASC 470-20 is that an inducement occurs any time when additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or economic intent of the parties to the transaction.  Irrespective of the economic reality of the transaction, ASC 470-20 required the recording of a non-cash “conversion inducement” charge of $1.7 million, based on the difference between the approximate aggregate 471,000 common shares issuable to the applicable note holder under the original conversion rights that existed upon a conversion and the approximate 1.5 million common shares exchanged at $1.71 cents in the transaction that extinguished all of the Notes.  This non-cash charge is deemed a financing expense to extinguish the Notes.  To the extent that the non-cash ASC 470-20 inducement on extinguishment of promissory notes constitutes the recognition of a finance cost, it is considered interest expense for the calculation of certain interest expense amounts.

4 Adjusted net income (loss) before non-cash, non-recurring charges is Non-GAAP measure that is shown to provide the reader with information regarding the true economic performance of the Company before the impact of charges that do not reflect the ongoing performance of its operations, such as the non-cash accounting charge of $1.7 million in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 write-off incurred as a new accounting ruling was applied.  We believe that this is a meaningful Non-GAAP representation of the ongoing performance of the operations.

The following table reconciles EBITDA (Non-GAAP measure) to the reported Net income (loss) for each of the eight quarterly periods presented above (in thousands):

	For the Three Months Ended,
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2009	2009	2009	2009	2008	2008

Net income (loss)	$419	$(419)	$445	$20	$(1,948)	$(243)	$(660)	$512
Add back:
Interest expense	227	260	261	230	545	575	680	683
Income tax expense	8	8	8	8	8	8	8	8
Depreciation and amortization expense within:
Cost of sales	208	218	228	236	254	239	242	342
Selling, general and administrative expenses	316	316	316	320	344	334	342	341
Stock-based compensation expense	11	15	31	133	49	61	78	104
Write-off of unamortized acquisition costs	-	-	-	187	-	-	-	-
Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment	-	-	-	-	1,651	-	-	-
Gain on extinguishment of promissory notes	-	-	-	-	(27)	-	-	-
EBITDA	$1,189	$398	$1,289	$1,134	$876	$974	$690	$1,990

The following table reconciles Adjusted net income (loss) before non-cash, non-recurring charges (Non-GAAP measure) to the reported Net income (loss) for each of the eight quarterly periods presented above (in thousands):

	For the Three Months Ended,
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2009	2009	2009	2009	2008	2008

Net income (loss)	$419	$(419)	$445	$20	$(1,948)	$(243)	$(660)	$512
Less: Non-cash write-off of unamortized acquisition costs	$-	$-	$-	$187	$-	$-	$-	$-
Less: Non-cash stock options repricing costs	$-	$-	$-	$93	$-	$-	$-	$-
Less: Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment	$-	$-	$-	$-	$1,651	$-	$-	$-
Adjusted net income (loss) before non-cash, non-recurring charges	$419	$(419)	$445	$300	$(297)	$(243)	$(660)	$512

5  Cash contribution, fixed charges and fixed coverage ratio are Non-GAAP measures that provide useful information regarding the Company’s ability to satisfy cash payments other than those made for operating activities.

The following table reconciles cash contribution, fixed charges and fixed coverage ratio (Non-GAAP measures) to the reported Net income (loss) for each of the fiscal years presented above (in thousands):

	Years Ended June 30,
	2010	2009

Net income (loss)	$465	$(2,339)
Add back:
Interest expense	978	2,483
Income tax expense	32	32
Depreciation and amortization expense within:
Cost of sales	890	1,077
Selling, general and administrative expenses	1,268	1,361
Stock-based compensation amortization expense	190	292
Write-off of unamortized acquisition costs	187	-
Non-cash ASC 470-20 (formerly FAS No. 84) inducement on Extinguishment	-	1,651
Gain on extinguishment of promissory notes	-	(27)
EBITDA	$4,010	$4,530

Less fixed charges:
Principal payments on term and promissory notes	917	4,993
Purchases of property and equipment other than restricted cash	415	298
Capital lease payments	62	58
Cash paid for interest	765	2,125
Payment of dividends	-	390
Principal and interest payments made as a result of the Recapitalization	-	(5,045)
Property and equipment payments made from restricted cash	-	(76)
Total fixed charges	$2,159	$2,743

Cash contribution	$1,851	$1,787

Fixed charge coverage ratio (EBITDA divided by fixed charges)	1.86	1.65

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

Comparison of Year Ended June 30, 2010 (“fiscal 2010”) to Year Ended June 30, 2009 (“fiscal 2009”)

Revenues

Revenues were $192.8 million in fiscal 2010 as compared to $199.2 million in fiscal 2009, a decrease of $6.4 million, or 3.2%, primarily as a result of lower market prices of petroleum products during fiscal 2010, as compared to fiscal 2009, to which a decrease of $11.3 million in revenues is attributable.

 The number of gallons sold during fiscal 2010 and 2009 was 69.7 million and 67.9 million, respectively, an increase of 1.8 million gallons, or 2.7%.  In the first part of fiscal 2009, we provided emergency response services in Louisiana and Texas for Hurricanes Gustav and Ike.  This brief injection of higher margin emergency response business helped to sustain us through the dramatic contraction of the national economy at the time, which severely affected us in the second quarter of that year.  Since that time, we have witnessed a slow but steady increase in demand for our services from companies seeking to reduce their costs of operation with mobile fueling, leading to our decision to add three new service locations in fiscal 2010.  The 14% decrease in same customer sales demand that occurred during the economic downturn at that time, however, has still not been recovered by the Company.  Much like the reports of uneven and unsteady growth for the economy generally, our sales volume fluctuated during much of fiscal 2010.  We saw a much stronger demand from net new business from March 2010 through the end of the fiscal year and are optimistic about its continuation throughout this next fiscal year.

Gross Profit

Gross profit was $15.2 million on 69.7 million gallons in fiscal 2010 as compared to $16.4 million on 67.9 million gallons in fiscal 2009, a decrease of $1.2 million, or 7.6%.  While we saw an overall net increase in our business, resulting in a 2.7% increase in our gallons sold, the gross profit was lower than last year due to a net margin per gallon decrease of $2.7 cents from $25.8 cents, in fiscal 2009 to $23.1 cents in fiscal 2010.  The decreases were primarily due to the incremental margin contributions in fiscal 2009 from the emergency response services provided in Louisiana and Texas for Hurricanes Gustav and Ike during the first quarter of fiscal 2009, as well as higher repairs and maintenance costs of our fleet in fiscal 2010, $244,000 in storm water removal costs in our mid-continent division in 2010 (which cost was almost entirely eliminated by May 2010), and new market start up costs of approximately $104,000 in fiscal 2010.  We also recorded higher direct operating expenses this fiscal year as a result of last fiscal year’s $221,000 benefit from the reversal of a personal benefits reserve as employee benefits programs were modified as a response to the economic collapse.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $13.7 million in fiscal 2010 compared to $14.8 million in fiscal 2009, a decrease of approximately $1.0 million, or 6.8%.

While there were a number of  significant variables in SG&A in fiscal 2010, management believes that the ultimate cause of the decrease in SG&A was the cost cutting, business restructuring measures and reductions in professional services programs that were initiated during fiscal 2009, which were continued and maintained throughout fiscal 2010.  This cost elimination program was initiated in response to the economic downturn that began in November 2008 and continues today.  We accomplished a $1.0 million improvement in SG&A by cutting or otherwise lowering  expense in various categories, including  professional fees, employee expense, travel expense, depreciation and amortization expense, credit card fees and provision for doubtful accounts.

During fiscal 2010, we also had various other significant SG&A components that are not expected to recur in fiscal 2011, namely:  1) the recovery of $584,000 in legal fees, offset by 2) a $187,000 write off of unamortized acquisition costs, $93,000 for an employee stock option repricing and  $251,000 of preparation costs for Sarbanes-Oxley 404(b) auditor attestation compliance (not ultimately needed due to new federal legislation and SEC rulemaking which took place after the expenditure was required to be made).  The overall impact of these fiscal 2010 components on fiscal 2010 SG&A was neutral, so we believe that the reductions stemming from our cost reduction program represent the best explanation of the $1.0 million reduction in SG&A for fiscal 2010 and the most meaningful indicator of historical trends in this area.

Interest Expense

Interest expense was $978,000 in fiscal 2010, as compared to $2.5 million in the same period of the prior year, a decrease of $1.5 million, or 60.6%.  The decrease was primarily due to lower interest expense attributable to lower long-term debt balances and lower interest rates after the June 2009 Recapitalization, when we eliminated our 12% and 11.5% secured and unsecured debt and replaced the balance with 4.5% to 5% debt.  At the same time, we also negotiated favorable interest rates and other terms on our line of credit and we are paying down the line of credit with cash generated from operations.  In addition, the average outstanding balance on the line of credit was $3.5 million lower this year primarily due to lower average fuel prices, which resulted in lower borrowing requirements.

The components of interest expense were as follows (in thousands):

	Year Ended June 30,
	2010	2009
Stated Rate Interest Expense:
Line of credit	$455	$787
Long-term debt	261	1,093
Other	93	208
Total stated rate interest expense	809	2,088

Non-Cash Interest Amortization:
Amortization of deferred debt costs	169	305
Amortization of debt discount	-	42
Other	-	48
Total non-cash interest amortization	169	395

Total interest expense	$978	$2,483

Gain on Extinguishment of Promissory Notes

In fiscal year 2009, as a result of the June 2009 Recapitalization, we recorded a net gain of extinguishment of $27,000.  This net gain on extinguishment is the result of the recording at fair value of the common stock and the Series D Preferred Stock issued to extinguish a portion of the August 2007 notes and the September 2008 notes, offset by the write offs of unamortized debt costs of $118,000 and unamortized debt discounts of $23,000 related to the exchanged notes.

Non-Cash ASC 470-20 (formerly FAS No. 84) Inducement on Extinguishment

Also in the June 2009 Recapitalization, the Company extinguished a portion of the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of 1,184,591 shares and 277,778 shares of Common Stock, respectively, at the negotiated price of $1.71 per share (as adjusted for the subsequent 1 for 4.5 reverse stock split), which was higher than the $1.67 per share closing bid price on the trading day immediately preceding the June 29, 2009 Recapitalization.  The original terms of the Notes allowed for a conversion of 50% of the August 2007 Notes and 100% of the September 2008 Notes into common stock.  The negotiated issuance price of $1.71 per share in the Recapitalization was based on then current market prices, and  was lower than the original conversion prices of $6.57 per share and $2.93 per share of the August 2007 Notes and the September 2008 Notes, respectively.  Since the extinguishment of the Notes through issuance of Common Stock was done at close to current market prices of the Common Stock, the Company issued an aggregate of 991,657 more shares than it would have issued for the convertible equivalent under the original terms of the Notes.

 ASC 470-20 “Debt - Debt with Conversion and Other Options” (“ASC 470-20”) (Formerly FAS No. 84), specifies the method of accounting for conversions of convertible debt to equity securities when the debtor induces conversion of the debt by offering additional securities or other consideration to convertible debt holders.  In accordance with ASC 470- 20, an expense is recognized if and to the extent that “additional consideration is paid to debt holders for the purpose of inducing prompt conversion of the debt to equity securities (sometimes referred to as a convertible debt ‘sweetener’).”  While the Company’s purpose in effecting the June 2009 Recapitalization was to effect a complete restructuring of its debt and equity structure via a series of transactions that would have the effect of reducing its outstanding debt and future obligations and there was no intent to induce any conversion of the outstanding debt to common stock, a portion of the exchange of the outstanding carrying value of $9.6 million in convertible debt for an equal aggregate value of cash, common stock and preferred stock is required by ASC 470-20 to be accounted for as an induced conversion of outstanding debt securities.  While we believe that the application of ASC 470-20 does not reflect the economic substance of the value exchanged in this portion of the Recapitalization transaction, we have reported the required non-cash charge of approximately $1.65 million for the difference between the number of common shares issued compared to the number of common shares that would have been issued under the original terms of the convertible debt instrument, times the market price on the conversion date.

The Company understands that the accounting interpretation of ASC 470-20 is that an inducement occurs any time additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or economic intent of the parties to the transaction.  As a result, the application of ASC 470-20 to the exchange of existing convertible debt securities for common stock resulted in the recording of a non-cash “inducement” accounting charge of $1.65 million, which was a calculation of the difference between the 470,712 common shares that would have been issuable to the applicable note holder under the original conversion rights that existed in the convertible Notes and the 1,462,369 common shares exchanged at $1.71 cents upon the extinguishment.  This non-cash charge is deemed a financing expense to extinguish the Notes and it is included in the Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital and therefore the net impact has no effect to total Shareholders’ Equity.

The Company did not record any charge for inducement of conversion of convertible securities in fiscal 2010.

Income Taxes

 State income tax expense of $32,000 was recorded for each of the fiscal years 2010 and 2009.  No federal income tax expense was recorded for these periods.  The federal net operating loss carryforward at June 30, 2010 was $26.3 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.  Although the Company generated net income in fiscal 2010, there is no provision for federal income taxes due to the availability of net operating loss carryforwards and the $10.0 million net deferred tax asset remains fully reserved at June 30, 2010.

Net Income (Loss)

Net income was $465,000 in fiscal 2010, compared to a net loss of $2.3 million in fiscal 2009, an improvement of $2.8 million.  The improvement was partially attributable to lower selling, general and administrative expenses of $1.0 million as the results were favorably impacted by cost cutting and business restructuring steps that were taken beginning in late November 2008 to meet the dramatic decrease in customer demand attributable to the international economic crisis.  Additionally, we incurred lower interest expense of $1.5 million attributable to the Recapitalization and to lower fuel prices, which resulted in lower debt balances and lower borrowing requirements, respectively.

Net income in fiscal 2010 was reduced by the lower gross profit of $1.2 million partially resulting from the decrease in margin contribution from the emergency response services provided in the first quarter of fiscal 2009, higher repairs and maintenance costs of our fleet, $244,000 of cost for storm water removal in our mid-continent division which cost was almost eliminated by May 2010, new market start up costs of approximately $104,000, and the non recurrence of the benefit from last year’s modification of certain personnel benefits programs.  The net loss in fiscal 2009 includes a $1.7 million non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment charge as discussed above.

EBITDA

EBITDA was $4.0 million in fiscal 2010, as compared to $4.5 million in fiscal 2009, a decrease of $520,000.  The decrease in EBITDA was partially due to the same factors cited for the lower gross profit of $1.2 million; namely the decrease in margin contribution from the emergency response services provided in the first quarter of fiscal 2009 in Louisiana and Texas for Hurricanes Gustav and Ike, higher repairs and maintenance costs of our fleet, $244,000 of cost for storm water removal in our mid-continent division which cost was almost eliminated by May 2010, and the new market start up costs of approximately $104,000.  The decrease in EBITDA was partially offset by the $1.0 million decrease in selling, general and administrative expenses in fiscal 2010.  The net effect of the FAS Group litigation settlement, write-off of acquisition costs, employee stock option repricing, and SOX 404b audit attestation compliance cost combined to have a neutral impact on selling, general and administrative costs and EBITDA for fiscal year 2010.

The reconciliation of EBITDA to net income (loss) for fiscal years 2010 and 2009 was as follows (in thousands):

	Years Ended June 30,
	2010	2009

Net income (loss)	$465	$(2,339)
Add back:
Interest expense	978	2,483
Income tax expense	32	32
Depreciation and amortization expense within:
Cost of sales	890	1,077
Selling, general and administrative expenses	1,268	1,361
Stock-based compensation amortization expense	190	292
Write-off of unamortized acquisition costs	187	-
Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment	-	1,651
Gain on extinguishment of promissory notes	-	(27)
EBITDA	$4,010	$4,530

Capital Resources and Liquidity

At June 30, 2010 and 2009, we had total cash and cash availability of approximately $4.7 million and $2.5 million.  At June 30, 2010, cash and cash availability consisted of cash and cash equivalents of $115,000 and additional cash availability of approximately $4.6 million through our line of credit.  The Company pays down its line of credit daily minimizing its cash on hand to reduce the financing costs on the line of credit.  At June 30, 2010, the financial covenants included a minimum daily availability of $250,000.  As of September 21, 2010, our cash availability was approximately $3.4 million.  We are able to draw on our line of credit on a daily basis subject to our borrowing base, as defined in our line of credit agreement, and other debt covenant requirements.

During fiscal 2010, our EBITDA was $4.0 million, our cash contribution (EBITDA less fixed charges) was $1.9 million after fixed charges and our fixed charge coverage ratio was 1.86.  These numbers are comparable to the $4.5 million, $1.8 million and 1.65, respectively, reported a year ago.  We have a $10 million deferred tax asset that remains fully reserved but we have used approximately $1.0 million to set off taxable income due in the last two years.

We currently have new trucks on order to modernize and increase the size of our fleet.  This additional equipment will generate expanded capacity to our system, help us improve fuel economy and satisfy new emission standards, give us further opportunity to expand in new markets and reduce our repairs and maintenance.  Our principal lender has given us approval to incur up to $2.0 million in new debt to finance this fleet expansion, conditioned upon our continuing satisfaction of specified financial thresholds.

During the fourth quarter of fiscal 2009, we completed a comprehensive $40 million recapitalization program that restructured all of our then existing debt and equity.  After the Recapitalization, our total debt was immediately decreased by $4.5 million, significantly reducing our cash requirements for interest and dividends.  A critical component of the Recapitalization was the conversion of our existing $25.0 million revolving line of credit into a new, significantly more favorable, $25.0 million loan facility, comprised of a three year $20.0 million revolver coupled with a new $5.0 million, 60 month, fully amortized term loan and the extension of the final maturity date of our revolving line of credit to July 1, 2012.

On July 28, 2010, our Board of Directors  approved a share repurchase program (the “Program”) under which we may elect to purchase up to five percent of our outstanding capital stock, or approximately 435,000 shares of common stock or common stock equivalents.  Repurchases of capital stock, including shares of common stock and Series D convertible preferred stock, may be made on the open market at prevailing market prices or in block trades, subject to the restrictions relating to volume, price, and timing set forth in Securities Exchange Act of 1934 Rule 10b-18, or in privately negotiated transactions.  We will fund the repurchases from its available cash under its revolving line of credit with our principal lender.

Our principal lender has approved a total of $840,000 in capital stock repurchases under the Program, including up to $200,000 in any one fiscal quarter, conditioned upon our  maintenance of (i) a ratio of EBITDA to Fixed Charges of 1.3 to 1.0, based on the most recent twelve (12) month period for which financial statements have been provided to the lender, after giving pro forma effect to any repurchases; and (ii) Excess Availability of at least $2.25 million (A) immediately after making any repurchase and (B) for the ninety (90) days preceding any repurchase.

We do not believe that our purchases of capital stock under the Program will meaningfully impair our capital resources or our ability to support the cash needs of our business.  Moreover, while there can be no certainty in today’s volatile and uncertain economy, we believe that, as a result of the current year net income and cash contribution as well as the June 2009 Recapitalization, we have established adequate credit enhancements to meaningfully respond to potential increases in volumes, irrespective of whether they are accompanied by fuel price increases.

Sources and Uses of Cash

We currently have a loan facility with our principal lender, comprised of a $20.0 million revolver coupled with a $5.0 million, 60 month, fully amortized term loan.

Our $20.0 million line of credit permits us to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined.  Outstanding letters of credit reduce the maximum amount available for borrowing.  Outstanding borrowings under the line are secured by substantially all Company assets including our transportation fleet and related field equipment.  Our line of credit finances the timing difference between petroleum product purchases, payable generally in 10 to 12 days from date of delivery, and the collection of receivables from our customers, generally in 10 to 45 days from date of delivery.  The line of credit has a renewal date of July 1, 2012.

Interest is payable monthly based on a pricing matrix.  At June 30, 2010, the interest rate for the line of credit was 4.0%.  This rate was priced using a minimum LIBOR floor of 0.75%, plus the applicable margin of 3.25%.  The applicable margin is determined quarterly based on a predetermined fixed charge coverage ratio pricing matrix with the applicable margins ranging from 3.00% to 3.75%.

 As of June 30, 2010, we have outstanding letters of credit for an aggregate amount of $1.5 million.  These letters of credit were issued so that we could obtain better purchasing terms and pricing than were otherwise available in certain markets.  The letters of credit have twelve-month expirations and renew automatically.  No amounts have been drawn on any of the letters of credit; however, as described above, outstanding letters of credit reduce our cash availability under our line of credit facility.

As of June 30, 2010 and June 30, 2009, we had outstanding borrowings of $6.9 million and $7.8 million, respectively, under our line of credit. Outstanding borrowings under the line of credit are classified as a current liability in accordance with ASC 470, Debt.  Based on eligible receivables and inventories, and letters of credit outstanding at June 30, 2010 and 2009, we had $4.6 million and $2.4 million, respectively, of cash availability under the line of credit.

The term loan, with an original amount of $5.0 million is fully amortized, 60 monthly principal payments of approximately $83,000 commencing on August 1, 2009 with variable interest due monthly (4.75% at June 30, 2010) is secured by substantially all Company assets.  During fiscal 2010 we have paid down $917,000 of the principal balance, and at June 30, 2010, the outstanding balance was $4.083 million.

In addition to the loan facility described above, we have an $800,000 unsecured 5.5% interest only, subordinated promissory note (the “June 2009 Note”) issued to an existing institutional investor in exchange for $800,000 of one of the Secured Notes during the June 2009 Recapitalization.  The June 2009 Note is subordinated to all other existing debt of the Company, including any amounts owed now or in the future to the Bank.  The holder of the June 2009 Note entered into a debt subordination agreement (the “Subordination Agreement”) with the Company and the Bank, whereby it expressly subordinated its rights under the June 2009 Note to the Bank.  The principal balance of the June 2009 Note is due at maturity on July 1, 2014.  Subject to the limitations in the Subordination Agreement, interest is payable semi-annually, except that accrued interest payments for the first thirteen months was deferred until, and paid on, August 12, 2010.  Thereafter, starting in 2011, semi-annual interest payments will be made on or about each January 15th and July 15th until maturity.  The amounts due under the June 2009 Note will become due and payable upon the occurrence of customary events of default, provided, however, that the deferral of any payment in accordance with the Subordination Agreement will not constitute an event of default.  If permitted under the Subordination Agreement, the Company may pre-pay the June 2009 Note, in whole or in part, without prepayment penalty or premium. Twenty-five percent (25%) of the original principal amount of the June 2009 Note, or $200,000, may be converted into shares of the Common Stock at $2.25 per share (the “Conversion Price”) at the option of the noteholder.  The number and kind of securities purchasable upon conversion and the Conversion Price are subject to customary adjustments for stock dividends, stock splits and other similar events.

The June 2009 Recapitalization of all of our debt and equity securities strengthened our balance sheet and financial position, immediately lowering our total debt by $4.5 million, increasing shareholders’ equity by approximately $4.1 million and reducing our debt to equity ratio from approximately 9:1 to 2:1 over the prior year.  As a result of the June 2009 Recapitalization we reduced our cash interest expense and dividends cash usage as reflected in fiscal 2010 results.

We continue to concentrate our efforts on reducing costs and conserving cash availability in order to meet the challenges of the ongoing recession and economic downturn.  We believe the improvements in our balance sheet as a result of the Recapitalization resulted in establishing adequate credit enhancements for fiscal 2010 to meaningfully respond to potential increases in volumes and fuel prices.  We have also sought to offset the reduced demand from existing customers by aggressively seeking new customers, including an investment in three new service locations during fiscal 2010.

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

Cash Flows

During fiscal years 2010 and 2009, cash and cash equivalents decreased $8,000 and increased $75,000, respectively.

We generated cash from the following sources (in thousands):

	Years Ended
	June 30,
	2010	2009

Cash provided by operating activities	$2,467	$12,067
Proceeds from sale of equipment	3	102
Proceeds from term loan and issuance of promissory notes	-	5,725
Proceeds from issuance of preferred stock	-	149
Decrease in restricted cash	-	68
	$2,470	$18,111

We used cash primarily for (in thousands):

	Years Ended
	June 30,
	2010	2009

Net payments on line of credit payable	$949	$11,944
Principal payments on term and promissory notes	917	4,993
Purchases of property and equipment	415	298
Payments of debt and equity issuance costs	135	353
Capital lease payments	62	58
Payment of dividends	-	390
	$2,478	$18,036

Net change in cash and cash equivalents	$(8)	$75

As of June 30, 2010, we had $6.9 million outstanding under our line of credit.  The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying consolidated statements of cash flows for the year ended June 30, 2010 include the cumulative activity of the daily borrowings and repayments, $199.2 million and $200.1 million, respectively, under the line of credit.  The availability under the line of credit at June 30, 2010 and 2009, amounted to $4.6 million and 2.4 million, respectively.  The net cash borrowings from, or repayments of, the line of credit during the fiscal years ended June 30, 2010 and 2009, respectively, have been included as sources or uses of cash in the tables above.

Fiscal 2010

During fiscal 2010, we generated cash of $2.5 million from operating activities, while the primary uses of our cash were for $1.0 million in net reductions of our line of credit, $1.1 million pay down of our term debt and capital leases and $415,000 in purchases of property and equipment.  During 2010, we received a settlement payment of $1,050,000 as a partial recovery of the professional fees incurred in connection with a lawsuit.  The proceeds from the settlement were used to pay down the line of credit and then in turn used to pay for the professional fees incurred with the settlement, and for working capital purposes.  The settlement of this lawsuit had a positive impact on offsetting other one-time type of costs in fiscal year 2010 and helped improve working capital requirements on account of the elimination of the costly litigation expenses.

Fiscal 2009

During fiscal 2009, as noted above, on June 29, 2009, we completed a comprehensive $40 million recapitalization program that restructured all of our debt and equity, providing us with substantial short term and long term financial benefits, including the conversion of our then existing $25.0 million revolving line of credit into a new, significantly more favorable, $25.0 million loan facility, comprised of a three year $20.0 million revolver coupled with a $5.0 million, 60 month, fully amortized term loan.  The Eighteenth Amendment to our Loan and Security Agreement with our principal lender also extended the renewal date of the revolving line of credit from July 1, 2009 to July 1, 2012, added our vehicles and field operating equipment as additional collateral for the bank, and modified several covenants in the loan agreement in a manner we believe to be favorable to the Company.

During fiscal 2009, prior to the June 2009 Recapitalization, as we had done in the past, in addition to obtaining funds through the line of credit, we obtained funds through the issuance of promissory notes, common stock, and preferred stock.

On August 15, 2008, we issued 229 shares of our Series C Convertible Preferred Stock, $0.01 par value, at a price of $650 per share, or an aggregate of $148,850 (the “Series C Preferred Stock”).  Each share of Series C Preferred Stock was convertible into 223 shares of our common stock at a price per share of $2.93 per share, which was greater than the $2.21 closing price of our common stock on August 14, 2008.

On September 2, 2008, we sold $725,000 in 12% unsecured convertible promissory notes maturing on September 1, 2010.  The promissory notes were unsecured and were expressly subordinated to any amounts owed now or in the future to our primary lender pursuant to a subordination agreement between the note holders and the lender.  The unpaid principal amount of the promissory notes and the accrued but unpaid interest thereon could be converted into shares of our common stock at $2.93 per share.

In the third quarter of fiscal 2009, the holders of the August 2007 and September 2008 Notes agreed to defer to April 15, 2009, the $563,000 in interest payments originally due in January and March 2009.  As consideration for the deferral of these interest payments until April 15, 2009, we paid a deferral fee equal to 1% of the outstanding principal balance, or $95,000 of which 50% of the deferral fee was paid in cash, with the remainder satisfied through the issuance of 37,962 unregistered shares of our common stock.  For purposes of determining the number of shares to be issued for the stock portion of the deferral fee or upon conversion of the Payment, shares were valued at $1.31 per share, the official closing price on the Nasdaq Stock Market on January 22, 2009, the trading day immediately preceding the effective date of the Agreements.

As part of the Recapitalization mentioned above, we entered into various agreements with our existing debt and equity investors that extinguished all of its existing non-bank debt and outstanding preferred stock.

We extinguished the $8.9 million of the August 2007 Notes with the following (in thousands):

Cash	$4,867
Issuance of Preferred Stock D	1,166
Issuance of Common Stock	2,026
Issuance of June 2009 Note	800
Total	$8,859

We used the majority of the proceeds from the $5.0 million term loan to extinguish $4.9 million of the August 2007 Notes. We extinguished $1.2 million of the August 2007 Notes through the issuance of 2,916 shares of Series D Convertible Preferred Stock (“Preferred Stock D”) at $400 per share.  We extinguished $2.0 million of the August 2007 Notes through the issuance of 1,184,591 shares of common stock negotiated at $1.71 per share.  We extinguished $800,000 of the August 2007 Notes through the issuance of the $800,000 June 2009 Note which is subordinated to all debts owed to the Bank pursuant to a debt subordination agreement, paying 5.5% annual interest paid semi-annually with a five year maturity from the date of issuance.  If permitted under the Subordination Agreement, we may pre-pay the June 2009 Note, in whole or in part, without prepayment penalty or premium.  Twenty-five percent (25%) of the original principal amount of the June 2009 Note, or $200,000, may be converted into shares of our Common Stock at $2.25 per share. Since the conversion price of $2.25 per share is higher than the $1.67 closing market bid price of the day prior to the transaction date, the June 2009 Note does not contain a beneficial conversion feature.

Additionally, we extinguished the $725,000 of the September 2008 Notes with the following (in thousands):

Cash	$125
Issuance of Preferred Stock D	125
Issuance of Common Stock	475
Total	$725

We used part of the proceeds from the new $5.0 million term loan to extinguish $125,000 of the September 2008 Notes.  We extinguished $125,000 of the September 2008 Notes through the issuance of 312 shares of Series D Convertible Preferred Stock at $400 per share.  Each preferred share is convertible into 223 shares of common stock at $1.80 per share.  We extinguished $475,000 of the September 2008 Notes through the issuance of 277,778 shares of common stock at $1.71 per share.

In June 2009, we issued 287,210 unregistered shares of Common Stock to the Holders of the August 2007 and September 2008 Notes as part of the Recapitalization in payment of $490,000 in outstanding interest.

We incurred $906,000 in fees related to the Recapitalization, of which $382,000 were recorded to equity and $524,000 to debt, allocated on a percentage basis.  The placement agent received $380,000 in fees.  These fees were paid in the form of $100,000 in securities and $280,000 in cash.  For the $100,000 in securities, a total of 58,480 shares of common stock were issued on June 29, 2009, priced at $1.71, the same price used for the common stock issued pursuant to the exchange agreements.

Dividends

Dividends on the outstanding shares of our Series D Preferred Stock, which were issued in the Recapitalization, are payable when, as and if declared by the Board of Directors, but only out of funds that are legally available, in annual cash or equity dividends, at the Company’s election, at the rate of 5.5% per annum of the sum of the Original Issue Price per share.  Per the Certificate of Designation for the Series D, the first dividend declaration for the outstanding Series D Preferred Stock was in August 2010.  Subsequent dividends on the Series D are payable in cash except that, under specified circumstances, dividends may be paid in the form of shares of a new series of nonvoting Preferred Stock, the terms, rights and privileges of which are, other than the voting rights, substantially identical to those of the Series D.  Dividends on any of our Series of Preferred Stock are cumulative from the date of the original issuance of the Preferred Stock.  Accumulated unpaid dividends on Preferred Stock do not bear interest.

During fiscal 2011, the Company declared cumulative dividends of $13,000 on the Series D Preferred Stock, which were accrued as of June 30, 2010.

During fiscal 2009, we declared $577,000 in cumulative dividends on the Series A, Series B, and Series C Preferred Stock, which have been paid or satisfied as of June 30, 2009.  The Series A, Series B, and Series C Preferred Stock are no longer outstanding as a result of the Recapitalization.  During fiscal 2010, $1.1 million of the Series D Preferred Stock was converted into 132,003 shares of Common Stock, further lowering our cost of capital as future dividend payments were reduced.

We have never declared or paid any dividends on our common stock.  While our Board of Directors has recently considered the advisability of declaring dividends on our common stock in response to the gradual deterioration of the market price of that stock, the Board has indicated that, at the present time, it does not intend to declare dividends and intends to retain any future earnings for use in our business operations and for purchases of our stock pursuant to the open market stock purchase program we announced in August 2010.

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

Our sources of cash during fiscal 2011 are expected to be cash on hand, cash generated from operations, borrowings under our credit facility, and any other capital sources that may be deemed necessary.  There is no assurance, however, that if additional capital is required, it will be available to us or available on acceptable terms.

 Our uses of cash over the next twelve months are expected to be principally for operating working capital needs, maintaining our line of credit, and servicing any principal and interest on our debt, and our ongoing stock repurchase program, preferred stock dividends, and costs incurred in connection with any market expansions.  Our line of credit with our principal lender matures on July 1, 2012.

Off-Balance Sheet Arrangements

At June 30, 2010, we do not have any material off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 2 in the notes to condensed consolidated financial statements included in this Form 10-K for pronouncements that have already been effective.

Recent Accounting Pronouncement

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

Critical Accounting Policies and Estimates

We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amount of revenues and expenses and other significant areas involving management’s judgments and estimates.  On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates.  There were no changes to our critical accounting policies for the fiscal year ended June 30, 2010.

Accounts Receivable and Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current credit worthiness.  Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that are identified.  While such credit losses have historically been within expectations and the provisions established, we cannot assure that we will continue to experience the same credit loss rates that have occurred in the past.

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

Goodwill and Other Intangible Assets

In accordance with ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists.  As required by ASC 350, in our impairment test for goodwill, we compare the estimated fair value of goodwill to the carrying value.  If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value.   Our estimates of fair value utilized in goodwill tests may be based upon a number of factors, including our assumptions about the expected future operating performance of our reporting unit.  Our estimates may change in future periods due to, among other things, political and economic conditions and changes to our business operations or inability to meet business plans.  Such changes may result in impairment charges recorded in future periods.

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

Income Taxes

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with ASC 740, “Income Taxes” (“ASC 740”).  Under ASC 740, deferred tax assets and liabilities are determined based on the temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the net assets and liabilities generating the differences.  The Company provides a valuation allowance for that portion of deferred tax assets which it cannot determine is more likely than not to be recognized.

As required by the provisions of ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

At June 30, 2010 and 2009, the amount of unrecognized tax benefits was approximately $695,000 and $759,000 respectively, of which approximately $268,000 and $326,000 would, if recognized, affect the Company’s effective tax rate for each respective tax year.

To the extent a valuation allowance is established or an increase in the allowance is recorded in a period, a tax expense is provided in the statement of operations.  Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  A valuation allowance of $10.0 million was recorded as of June 30, 2010, due to uncertainties related to utilizing some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.  The valuation allowance is based on estimates of taxable income and the period over which deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, it may be necessary to establish an additional valuation allowance that could materially impact the Company’s financial position and results of operations.

Item 8.  Financial Statements and Supplementary Data

Our financial statements required by Form 10-K are attached following Part IV of this report, commencing on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated framework.  Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

On September 23, 2010 the Compensation Committee of the Board of Directors approved amendments to the employment agreement of Richard E. Gathright, our President and Chief Executive Officer (a) to reflect changes to the regulations of the Internal Revenue Service relating to Internal Revenue Code §409A that clarified the circumstances under which severance payments could be paid to Mr. Gathright upon his termination and (b) to increase his base salary from $323,000 to $373,000 per annum. In determining to increase Mr. Gathright’s base salary, the Committee noted that Mr. Gathright’s salary had not been increased since 2005, and that increase was the only increase in his salary since he joined the Company in 2000.  The Committee based its decision to increase his salary at this time on Mr. Gathright’s completion of the June 2009 recapitalization of the Company, his assumption of additional duties after the Company lost the services of its former Senior Vice President-Corporate Planning and Fleet Operations, his initiation of cost cutting measures in 2008 in response to the recessionary downturn in existing customer sales, and his leadership of new sales initiatives since that time to offset the downturn, all of which led to the Company’s return to profitability in fiscal 2010.  In light of that success, the Committee concluded that it would be in the best interests of the Company’s stockholders to increase Mr. Gathright’s compensation level to a level more comparable to that being paid to chief executive officers at other companies.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2010 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2010 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2010 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Certain Relationships, Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2010 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2010 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

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

4.21	Form of 12% Unsecured Convertible Promissory Note dated September 2, 2008. Filed as Exhibit 4.1 to the Company’s Form 8-K filed September 8, 2008 and incorporated by reference herein.

4.22	Form of Convertible Promissory Notes. Filed as Exhibit 4.1 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.1	Registrant’s 1996 Stock Option Plan filed as Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (No. 333-1154) and incorporated by reference herein.

10.2	2000 Stock Option Plan filed as Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended January 31, 2001 and incorporated by reference herein.

10.5	2001 Directors Stock Option Plan filed as Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders on December 9, 2004 and incorporated by reference herein.

10.6	Loan and Security Agreement with Congress Financial Corporation dated September 26, 2002 filed as Exhibit 99.1 to the Company’s Form 8-K filed September 30, 2002 and incorporated by reference herein.

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

10.56	Form of Debt Subordination Agreement. Filed as Exhibit 10.2 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.57	Form of Exchange Agreement (Series A for Common Stock). Filed as Exhibit 10.3 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.58	Form of Exchange Agreement (Series B for Common Stock). Filed as Exhibit 10.4 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.59	Form of Exchange Agreement (Series C for Common Stock). Filed as Exhibit 10.5 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.60	Form of Exchange Agreement (Unsecured Note for Common Stock). Filed as Exhibit 10.6 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.61	Form of Payment and Exchange Agreement (Unsecured Note for Cash and Series D Preferred). Filed as Exhibit 10.7 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.62	Form of Payment and Exchange Agreement (Secured Note for Cash and Common Stock). Filed as Exhibit 10.8 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.63	Form of Payment and Exchange Agreement (Secured Note for Cash and Common Stock). Filed as Exhibit 10.9 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.64
Form of Payment and Exchange Agreement (Secured Note for Cash, Series D
Preferred and Common Stock).  Filed as Exhibit 10.10 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

10.65	Form of Payment and Exchange Agreement (Secured Note for Cash and New Unsecured Note). Filed as Exhibit 10.11 to the Company’s Form 8-K filed on July 6, 2009 and incorporated by reference herein.

*10.66	Amended and Restated Employment Agreement by and between SMF Energy Corporation and Richard E. Gathright executed effective September 23, 2010.

10.67	SMF Energy Corporation 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on October 28, 2009).

10.68	Amendment 1 to SMF Energy Corporation 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on November 24, 2009).

*21.1	Subsidiaries of the Company

*23.1	Consent of Grant Thornton LLP

*31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.1	Statement of Financial Accounting Standards No. 84 “Induced Conversions of Convertible Debt (as amended)”

99.2	Emerging Issues Task Force D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”

  *Filed herewith

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2010	SMF ENERGY CORPORATION

	By:	/s/ Richard E. Gathright
Richard E. Gathright, Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Richard E. Gathright	Chairman of the Board, Chief Executive	September 28, 2010
	Richard E. Gathright	Officer and President (Principal
Executive Officer)

By:	/s/ Michael S. Shore	Chief Financial Officer, Treasurer and	September 28, 2010
	Michael S. Shore	Senior Vice President (Principal
Financial Officer)

By:	/s/ Laura Patricia Messenbaugh	Chief Accounting Officer and Vice	September 28, 2010
	Laura Patricia Messenbaugh	President (Principal Accounting Officer)

By:	/s/ Wendell R. Beard	Director	September 28, 2010
Wendell R. Beard

By:	/s/ Steven R. Goldberg	Director	September 28, 2010
Steven R. Goldberg

By:	/s/ Nat Moore	Director	September 28, 2010
Nat Moore

By:	/s/ Larry S. Mulkey	Director	September 28, 2010
Larry S. Mulkey

By:	/s/ C. Rodney O’Connor	Director	September 28, 2010
C. Rodney O’Connor

By:	/s/ Robert S. Picow	Director	September 28, 2010
Robert S. Picow

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
SMF Energy Corporation

We have audited the accompanying consolidated balance sheets of SMF Energy Corporation (Delaware Corporation) and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMF Energy Corporation and subsidiaries as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida
September 28, 2010

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in 000’s, except share and per share data)

	June 30, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$115	$123
Accounts receivable, net of allowances for doubtful accounts	17,530	15,878
Inventories	1,744	1,959
Prepaid expenses and other current assets	644	772
Total current assets	20,033	18,732

Property and equipment, net of accumulated depreciation	7,226	8,569
Identifiable intangible assets, net of accumulated amortization	1,662	2,019
Goodwill	228	228
Deferred debt costs, net of accumulated amortization	355	503
Other assets	74	67
Total assets	$29,578	$30,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$6,896	$7,845
Current portion of term loan	1,000	917
Accounts payable	7,301	5,807
Accrued expenses and other liabilities	3,191	3,767
Total current liabilities	18,388	18,336
Long-term liabilities:
Term loan, net of current portion	3,083	4,083
Promissory notes	800	800
Other long-term liabilities	251	370
Total liabilities	22,522	23,589

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 Series A shares authorized, 0 issued and outstanding	-	-
Preferred stock, $0.01 par value; 2,000 Series B shares authorized, 0 issued and outstanding	-	-
Preferred stock, $0.01 par value; 2,000 Series C shares authorized, 0 issued and outstanding	-	-
Preferred stock, $0.01 par value; 5,000 Series D shares authorized, 598 and 3,228 issued and outstanding, respectively	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 8,557,314 and 7,963,302 issued and outstanding, respectively	86	80
Additional paid-in capital	36,657	36,601
Accumulated deficit	(29,687)	(30,152)
Total shareholders’ equity	7,056	6,529
Total liabilities and shareholders’ equity	$29,578	$30,118

The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000’s, except per share data)

	Years Ended June 30,
	2010	2009

Petroleum product sales and service revenues	$169,313	$177,054
Petroleum product taxes	23,534	22,195
Total revenues	192,847	199,249

Cost of petroleum product sales and service	154,117	160,614
Petroleum product taxes	23,534	22,195
Total cost of sales	177,651	182,809

Gross profit	15,196	16,440

Selling, general and administrative expenses	13,745	14,755

Operating income	1,451	1,685

Interest expense	(978)	(2,483)
Interest and other income	24	115
Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment	-	(1,651)
Gain on extinguishment of promissory notes	-	27

Income (loss) before income taxes	497	(2,307)

Income tax expense	(32)	(32)
Net income (loss)	$465	$(2,339)

Basic and diluted net income (loss) per share computation:
Net income (loss)	$465	$(2,339)
Less: Preferred stock dividends	(13)	(577)
Less: Non-cash deemed dividends for preferred stock
Series A, B and C conversion to common stock	-	(1,746)
Net income (loss) attributable to common shareholders	$452	$(4,662)

Net income (loss) per share attributable to common shareholders:
Basic	$0.05	$(1.39)
Diluted	$0.05	$(1.39)

Weighted average common shares outstanding:
Basic	8,480	3,355
Diluted	8,692	3,355

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 (in 000’s except share data)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2008	4,587	$-	1,985	$-	-	$-	-	$-	3,236,808	$33	$30,832	$(27,813)	$3,052

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,339)	(2,339)

Issuance of Series C preferred stock, net of issuance costs of $39	-	-	-	-	229	-	-	-	-	-	110	-	110

Conversion of Series A preferred stock to common stock	(473)	-	-	-	-	-	-	-	105,112	1	(1)	-	-

Issuance of Series D Preferred Stock for partial extinguishment of August 2007 Notes and September 2008 Notes, net of issuance costs of $43	-	-	-	-	-	-	3,228	-	-	-	1,146	-	1,146

Issuance of common stock for partial extinguishment of August 2007 Notes, September 2008 Notes, Preferred Stock A, Preferred Stock B, and Preferred Stock C, net of issuance costs of $224	(4,114)	-	(1,985)	-	(229)	-	-	-	3,917,371	39	2,172	-	2,211

Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment	-	-	-	-	-	-	-	-	-	-	1,651	-	1,651

Issuance of common stock for agent fees	-	-	-	-	-	-	-	-	58,480	1	96	-	97

Issuance of common stock for payment of accrued dividend on preferred stock, net of issuance costs of $21	-	-	-	-	-	-	-	-	320,359	3	356	-	359

Series A preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(318)	-	(318)

Series B preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(242)	-	(242)

Series C preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(17)	-	(17)

Issuance of common stock for payment of interest deferral fee and accrued interest on August 2007 Notes and September 2008 Notes	-	-	-	-	-	-	-	-	325,172	3	524	-	527

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	292	-	292

Balance at June 30, 2009	-	$-	-	$-	-	$-	3,228	$-	7,963,302	$80	$36,601	$(30,152)	$6,529
(Continued)
The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements of shareholders’ equity.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in 000’s except share data)

(Continued)	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2009	-	$-	-	$-	-	$-	3,228	$-	7,963,302	$80	$36,601	$(30,152)	$6,529

Net income	-	-	-	-	-	-	-	-	-	-	-	465	465

Conversion of Series D Preferred stock to common stock	-	-	-	-	-	-	(2,630)	-	594,012	6	(6)	-	-

Recapitalization costs	-	-	-	-	-	-	-	-	-	-	(115)	-	(115)

Series D preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(13)	-	(13)

Stock-based compensation amortization expense	-	-	-	-	-	-	-	-	-	-	190	-	190

Balance at June 30, 2010	-	$-	-	$-	-	$-	598	$-	8,557,314	$86	$36,657	$(29,687)	$7,056

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements of shareholders’ equity.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)

	Years Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$465	$(2,339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization within:
Cost of sales	890	1,077
Selling, general and administrative	1,268	1,361
Amortization of deferred debt costs	168	305
Amortization of debt discount	-	42
Amortization of stock-based compensation	190	292
Write-off of unamortized acquisition costs	187	-
Gain from sale of assets	(3)	(93)
Inventory reserve provision	17	(17)
Provision for doubtful accounts	335	366
Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment	-	1,651
Non-cash interest expense deferral fee	-	48
Non-cash gain on extinguishment of promissory notes	-	(27)
Other	-	(13)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,987)	13,935
(Increase) decrease in inventories, prepaid expenses and other assets	132	675
Increase (decrease) in accounts payable and other liabilities	805	(5,196)
Net cash provided by operating activities	2,467	12,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, software and equipment	(415)	(298)
Proceeds from sale of equipment	3	102
Decrease in restricted cash	-	68
Net cash used in investing activities	(412)	(128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	199,195	210,313
Repayments of line of credit	(200,144)	(222,257)
Principal payments on term loan and promissory notes	(917)	(4,993)
Proceeds from issuance of term loan and promissory notes	-	5,725
Proceeds from issuance of preferred stock	-	149
Payment of dividends	-	(390)
Common stock, preferred stock, and warrants issuance costs	(115)	(167)
Debt issuance costs	(20)	(186)
Capital lease payments	(62)	(58)
Net cash used in financing activities	(2,063)	(11,864)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8)	75

CASH AND CASH EQUIVALENTS, beginning of period	123	48

CASH AND CASH EQUIVALENTS, end of period	$115	$123

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)

(Continued)	Years Ended June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$765	$2,125

Cash paid for income tax	$37	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Issuance of common stock in exchange for Preferred Stock D	$1,051	$-

Capital leases	$43	$54

Accrued dividend related to Preferred Stock D	$13	$-

Recapitalization - Issuance of common stock in exchange for Preferred Stock A, Preferred Stock B, and Preferred Stock C	$-	$4,198

Recapitalization - Issuance of common stock as part of the extinguishment of August 2007 Notes and September 2008 Notes	$-	$2,435

Recapitalization - Issuance of preferred stock as part of the extinguishment of August 2007 Notes and September 2008 Notes	$-	$1,189

Recapitalization - Issuance of June 2009 Note as part of the extinguishment of August 2007 Notes	$-	$800

Issuance of common stock for payment of accrued dividends on Preferred Stock A, Preferred Stock B, and Preferred Stock C	$-	$380

Recapitalization - Issuance of common stock for agent fees	$-	$97

Recapitalization - Issuance of common stock for accrued interest on August 2007 Notes and September 2008 Notes	$-	$478

Issuance of common stock for the deferral fee related to the August 2007 Notes and September 2008 Notes, January 1, 2009 and March 1, 2009 accrued interest, respectively, which were deferred until April 15, 2009	$-	$49

Conversion of Preferred Stock A to common shares	$-	$260

Accrued debt costs related to the term loan and line of credit	$-	$352

Accrued costs related to issuance of stock, warrants and promissory notes	$-	$104

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements of cash flows.

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

At June 30, 2010, the Company was conducting operations through 34 service locations in the 11 states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of SMF Energy Corporation and its wholly owned subsidiaries, SMF Services, Inc., H & W Petroleum Company, Inc. (“H & W”), and Streicher Realty, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

 On September 10, 2009, the Company amended its Certificate of Incorporation to effect a 1-for-4.5 reverse stock split of the Company’s common stock, which became effective on the Nasdaq Capital Market on October 1, 2009.  As a result of the reverse stock split, every 4.5 shares of the Company’s issued and outstanding common stock was combined into 1 share of common stock with a par value of $0.01 per share.  The reverse stock split did not change the number of authorized shares of the Company’s common stock, which remains at 50,000,000 authorized shares.  No fractional shares were issued in connection with the reverse stock split.  If, as a result of the reverse stock split, a stockholder would otherwise hold a fractional share, the number of shares to be received by such stockholder were rounded up to the next highest number of shares.  The reverse stock split affected all shares of the Company’s common stock, including common stock underlying stock options, warrants, convertible promissory notes and convertible preferred stock that were outstanding on the effective date.  All share and per share information in the accompanying consolidated financial statements and the notes thereto have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

Segment Information

The Company follows ASC 280, “Segment Reporting”, to report financial and descriptive information about its reportable operating segments.  Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to geographic location.  Although the Company records revenue by type of service, management does not assign and/or allocate specific resources and assets to these services.  The Company’s assets are used interchangeably for the different types of services; as a result, earnings information related to each type of service is limited.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Reports reviewed by management based on geographic location are prepared for ease of review.  However, these geographic areas have similar economic characteristics in regards to the nature of the products and services, nature of processes, type of customers, methods used to distribute the products, and the nature of the regulatory environment.  As a result, many business decisions are based on consolidated metrics such as total gallons sold, net margin per total gallons sold, gross margin per total gallons sold, and other consolidated results.  Due to the nature of the business, at June 30, 2010 and 2009, the Company had only one reportable segment of business: distribution of petroleum products from integrated out-sourced management services.  Nevertheless, management evaluates, at least quarterly, whether the Company continues to have one single reportable segment.

Cash and Cash Equivalents

During fiscal year 2010, the Company paid down $949,000 on its line of credit payable.  Total cash and cash availability was $4.7 million and $2.5 million at June 30, 2010 and 2009, respectively, and was approximately $3.4 million on September 21, 2010.  Total cash and cash availability includes cash and cash equivalents as presented in the Company’s balance sheet and cash available to the Company through its line of credit, described in Note 5 – Line of Credit Payable.

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

Accounts Receivable

Accounts receivable mainly consist of amounts due from customers within a diverse range of industries and are generally unsecured.  The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected.  The Company periodically reviews the accounts receivable aging for delinquent accounts and provides for credit losses based on management’s evaluation of collectability including current and historical performance, credit worthiness and experience of each customer.  Uncollectible accounts receivables are written off against the allowance for doubtful accounts when a settlement is reached for an amount less than the outstanding balance or when the Company determines that the balance will not be collected.

Activity in the allowance for doubtful accounts for the indicated periods is as follows (in thousands):

	June 30,
	2010	2009

Balance - beginning of period	$1,038	$1,283
Provision for doubtful accounts	335	366
Write-offs, net of recoveries	(348)	(611)

Balance - end of period	$1,025	$1,038

Inventories

Inventories, consisting primarily of lubricants, chemicals, diesel fuel and gasoline, are stated at the lower of cost or market and include federal and state petroleum product taxes payable to vendors.  Cost is determined using the first-in, first-out method.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Ordinary maintenance, repairs and replacement parts are expensed as incurred.  Improvements that significantly increase the value or useful life of property and equipment are capitalized.  Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are depreciated over the lesser of the useful life of the assets or the lease term using the straight-line method.  Depreciation expense for property and equipment and leasehold improvements was $1.8 million and $2.1 million, for the years ended June 30, 2010 and 2009, respectively.

Property and equipment balances and the estimated useful lives were as follows at the indicated dates (in thousands):

	June 30,
	2010	2009	Estimated Useful Life

Fuel trucks, tanks and vehicles	$17,380	$17,430	5 – 25 years
Software development / ERP	3,863	3,690	5 years
Machinery, equipment and software	1,687	1,589	3 – 5 years
Furniture and fixtures	602	596	5 – 10 years
Leasehold improvements	574	477	Lesser of lease term or useful life
Land	67	67	—
	24,173	23,849

Less: Accumulated depreciation	(16,947)	(15,280)

Property and equipment, net	$7,226	$8,569

In accordance with ASC 350-40, “Intangibles – Goodwill and Other – Internal-Use Software”, the Company capitalized certain costs used in the development of internal use software.  These costs include external software and consulting costs that were incurred as a result of the costs associated with the implementation, coding and software configuration.  At June 30, 2010 and 2009, the capitalized costs related to internal use software were $3.9 million and $3.7 million, respectively.  During fiscal years 2010 and 2009, the Company capitalized $173,000 and $170,000 of software related costs, respectively.  The Company did not capitalize any interest associated with the software development as the amounts were immaterial.

Income Taxes

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with ASC 740, “Income Taxes” (“ASC 740”).  Under ASC 740, deferred tax assets and liabilities are determined based on the temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the net assets and liabilities generating the differences.  The Company provides a valuation allowance for the portion of deferred tax assets, which it cannot determine is more likely than not to be recognized.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As required by the provisions of ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

  At June 30, 2010 and 2009, the amount of unrecognized tax benefits was approximately $695,000 and $759,000, respectively, of which approximately $268,000 and $326,000 represent permanent items.

Although the Company generated net income in fiscal year 2010, no provision for federal income taxes nor interest and penalties have been accrued due to the availability of net operating loss carryforwards.

The Company and its subsidiaries file a consolidated federal income tax return in the U.S. federal jurisdiction and it is subject to certain income taxes in various states and other local jurisdictions.

Revenue Recognition

The Company recognizes revenues on the date that its petroleum and other products are distributed and services are rendered, and the customer takes ownership and assumes risk of loss, provided that collections are reasonably assured.

If the Company bears the risk of loss, the Company accounts for petroleum product taxes collected from its customers that are assessed from government authorities, on a gross basis, in accordance with ASC 605-45 “Revenue Recognition – Principal Agent Considerations”.

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

Fair Value of Financial Instruments

The Company carries certain of its assets and liabilities at fair value, measured on a recurring basis, in the accompanying consolidated balance sheets.  In fiscal 2010, the Company adopted ASC 825 Financial Instruments which establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety.  Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data.  Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The Company’s financial instruments, primarily consisting of cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short term maturity of these instruments.  The line of credit, promissory notes and long-term debt approximate fair value as the borrowing rates current in the market that would be available to the Company for bank loans and average maturities are similar to those currently in place for the Company and recorded in our financial statements.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Deferred Debt Costs and Debt Discount

The Company amortizes any outstanding deferred debt costs and debt discount as interest expense under the effective interest method over the respective term of the debt issued.  Activity related to the deferred debt costs were as follows (in thousands):

	June 30,
	2010	2009
Deferred Debt Costs

Balance, net - beginning of period	$503	$348
Amortization	(168)	(305)
Write off of debt costs related to the conversion of debt	-	(118)
Additional debt costs incurred during the year	20	578

Balance, net - end of period	$355	$503

Accumulated amortization of deferred debt costs was $168,000 at June 30, 2010 and zero at June 30, 2009 as a result of the June 2009 Recapitalization the debt costs were realized.

Prior to fiscal 2009, the Company had recorded a debt discount related to the issuance of debt.  There were no outstanding debt discount balances or activity during fiscal 2010.  The activity during fiscal 2009 was as follows:

June 30, 2009
Debt Discount

Balance, net - beginning of period	$65
Amortization	(42)
Write off of debt discount related to the conversion of debt	(23)

Balance, net - end of period	$-

On June 29, 2009, the Company engaged in a series of transactions that restructured all of the Company’s debt and equity as described in Note 4 – June 2009 Recapitalization, including the satisfaction of all of the outstanding senior secured convertible subordinated promissory notes and unsecured promissory notes.  As a result, in June 2009, the Company wrote off $118,000 of unamortized debt costs and $23,000 of unamortized debt discount as losses on extinguishment of promissory notes.  See Note 4 – June 2009 Recapitalization and Note 6 – Long Term Debt – Gain on Extinguishment of Promissory Notes, net.

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

Diluted net income per share in fiscal year 2010 was diluted by additional common stock equivalents as follows (in thousands):

June 30, 2010

Incremental shares due to stock options awarded to employees and directors	2
Incremental shares due to preferred stock conversion rights	210

Total dilutive shares	212

Diluted net loss per share in fiscal year 2009 did not include any common stock equivalents in the computation since the Company incurred a net loss in that period.

Anti-dilutive common stock equivalents outstanding and not included in the computation of diluted net income per common share consisted of (in thousands):

	June 30,
	2010	2009

Stock options	416	421
Common stock warrants	141	158
Promissory note conversion rights	89	89
Preferred stock conversion rights	-	717
Total common stock equivalents outstanding	646	1,385

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	For the Fiscal Year Ended,
	June 30, 2010			June 30, 2009
		Weighted			Weighted
		Average			Average
		Common	Per Share		Common	Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Net income (loss)	$465			$(2,339)
Less: Preferred stock dividends	(13)			(577)
Less: Non-cash deemed dividends for the
conversion of preferred stock Series A,
Series B and Series C to common stock	-			(1,746)
Basic net income (loss) per share attributable to common shareholders	$452	8,480	$0.05	$(4,662)	3,355	$(1.39)

Effect of dilutive securities:
Stock options	-	2		-	-
Preferred stock conversion rights	-	210		-	-

Diluted net income (loss) per share attributable to common shareholders	$452	8,692	$0.05	$(4,662)	3,355	$(1.39)

In fiscal year 2009, as a result of the Recapitalization described in Note 4, the Company reported a non-cash deemed dividend of $1.75 million, which was the result of redeeming all the outstanding Series A, Series B and Series C preferred shares through the issuance of common shares at a negotiated price lower than the original terms of the securities issuable.  See Note 4 – June 2009 Recapitalization.

In fiscal year 2009, also in the Recapitalization described in Note 4, as a result of the exchange of existing convertible promissory notes for common stock, the Company recorded a non-cash “inducement” accounting charge of $1.65 million.  Since the extinguishment of these notes through issuance of Common Stock was done at close to current market prices of the Common Stock, the Company issued more shares than it would have issued for the convertible equivalent under the original terms of these notes.  The inducement charge is the value of the additional shares that were issued. This non-cash charge is deemed a financing expense to extinguish the convertible promissory notes and it is included in the Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital and therefore the net impact has no effect on total Shareholders’ Equity.  See Note 4 – June 2009 Recapitalization.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Impairment or Disposal of Long-Lived Assets

In accordance with the provisions of ASC 360, “Property, Plant, and Equipment” (“ASC 360”), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to forecasted future undiscounted cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset based on the projected net cash flows discounted at a rate commensurate with the risk of the asset.  Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.  During the fiscal years ended June 30, 2010 and 2009, no impairment was recorded with respect to long-lived assets.

Identifiable Intangible Assets and Goodwill

In accordance with ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), the Company does not amortize goodwill and intangible assets with indefinite lives, but instead measures for impairment at least annually or when events indicate that an impairment exists.  As required by ASC 350, the Company compares the fair value of the applicable reporting unit to its carrying value.

Intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC 350, discussed above.  During the fiscal years ended June 30, 2010 and 2009, no impairment was recorded.

Asset Retirement Obligation

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations”.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  Retirement is defined as the other-than-temporary removal of a long-lived asset from service.  The term encompasses a sale, abandonment, recycling or disposal in some other manner.

In fiscal year 2005, as a result of the H & W acquisition, the Company recorded an estimated liability for the removal and clean-up of three underground fuel storage tanks and had estimated the remaining useful life of those tanks to be ten years.  At June 30, 2010 and 2009, the Company had a liability for asset retirement obligations of $158,000 and $147,000, respectively, which is classified as other long-term liabilities in the accompanying Consolidated Balance Sheets.  In fiscal years 2010 and 2009, the Company recorded accretion expense of $11,000, for both periods.

Stock-Based Compensation

As per ASC 718, Compensation - Stock Compensation ("ASC 718"), the Company expenses the grant-date fair value of stock options and other equity-based compensation granted to employees.  Amortization of stock compensation expense for the years ended June 30, 2010 and 2009 was $190,000 and $292,000, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended June 30,
	2010	2009

Risk free interest rate	3.34%	3.22%
Dividend yield	0%	0%
Expected volatility	108.3%	105.4%
Expected life	7.1 years	8.0 years

Use of the Black-Scholes model requires management to make certain assumptions with respect to selected model input.  The risk-free rate is based on a U.S. Treasury zero-coupon bond issue with a remaining term equal to the expected term of the option.  The dividend yield is zero per share because the Company has not paid dividends on Common Stock in the past and does not expect to pay dividends in the foreseeable future.  Expected volatilities are based on the historical volatility of the Company’s stock.  Since the Company has limited historical exercise data for the expected life of the options granted, it is estimating the expected life to be equivalent to the remaining contractual life and represents the period of time that options granted are expected to be outstanding.  The fair value of the stock options is expensed on a uniform straight-line basis over the vesting period.

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

As a result of the Company’s implementation of the Codification during fiscal year 2010, previous references to new accounting standards and literature are no longer applicable.

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

Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash a Consensus of the FASB Emerging Issues Task Force

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01, “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash a Consensus of the FASB Emerging Issues Task Force” (“ASU No. 2010-01”). The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). ASU No. 2010-01 was effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update in the second quarter of fiscal 2010 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

3.           IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of June 30, 2010 and 2009 (in thousands):

	June 30,
	2010			2009
	Gross		Net	Gross		Net	Amortization
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Period
	Amount	Amortization	Amount	Amount	Amortization	Amount	(Years)
Amortized intangible assets:
Customer relationships	$1,768	$625	$1,143	$1,768	$513	$1,255	15
Favorable leases	196	186	10	196	147	49	5
Trademarks	687	218	469	687	172	515	15
Supplier contracts	801	761	40	801	601	200	5
Total	$3,452	$1,790	$1,662	$3,452	$1,433	$2,019

Goodwill			$228			$228

Amortization expense is computed using the straight-line method over the useful lives of the assets.  Amortization expense for the years ended June 30, 2010 and 2009 was $357,000 and $373,000, respectively.  Amortization expense for the five succeeding fiscal years and thereafter is as follows (in thousands):

Year ending
June 30,	Amortization
2011	$207
2012	157
2013	157
2014	157
2015	157
Thereafter	827
Total	$1,662

4.	JUNE 2009 RECAPITALIZATION

Summary

On June 29, 2009 (the “Effective Date”), the Company completed a comprehensive $40 million recapitalization program (the “Recapitalization”) that restructured all of its debt and equity.  After the Recapitalization, the Company’s total debt was lowered by $4.5 million.  The Recapitalization also resulted in a net increase in shareholders’ equity of $4.1 million and a reduction of interest expense in fiscal year 2010.

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

As part of the Recapitalization, the Company converted its existing $25 million asset based lending facility into a new, more favorable, three year $20 million asset based lending facility (the “Revolver”) and a $5 million 60 month amortized term loan (the “Term Loan”), the proceeds of which were used to pay down $4.867 million of the Secured Notes and $125,000 of the Unsecured Notes.

The balance of the consideration paid by the Company for the cancellation and extinguishment of  the existing investors’ debt and equity securities was provided by the Company’s issuance of (i) 3,228 shares of a new 5.5% Cumulative Dividend Series D Preferred Stock (“Series D Preferred”) at $400 per share, or $1.80 per common share equivalent, for $1.291 million, (ii) 4,278,030 shares of Common Stock for $1.71 per share, or $7.315 million, (iii) a 5 year $800,000 5.5% Unsecured Note (the “June 2009 Note”); and (iv) $43,934 in cash.  The agreed upon value of the Common Stock issued in the Recapitalization was priced at $1.71 per share, which was greater than the closing bid price of the Common Stock on the Nasdaq Capital Market on the trading day immediately preceding the Effective Date.

New Bank Financing

On June 29, 2009, the Company entered into the Eighteenth Amendment to the Loan and Security Agreement (the “Eighteenth Amendment”), which amended the Loan and Security Agreement (the “Loan Agreement”) between the Company, SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association (the “Bank”), to, among other things, extend the renewal date of the Revolver for three years from July 1, 2009 to July 1, 2012, decrease the Revolver loan limit from $25 million to $20 million, provide for the new $5.0 million 60 month amortized Term Loan, add the Company’s vehicles and field operating equipment, previously used as collateral for the Secured Notes, as further collateral for the Term Loan, and modify certain covenants.

June 2009 Note

The only non-Bank debt incurred by the Company in the Recapitalization was an $800,000 unsecured 5.5% interest only, subordinated promissory note (the “June 2009 Note”) issued to an existing institutional investor in exchange for $800,000 of one of the Secured Notes.  The institutional investor also exchanged $200,000 of the same Secured Note for shares of Common Stock at $1.71 per share.

The June 2009 Note is subordinated to all other existing debt of the Company, including any amounts owed now or in the future to the Bank.  The holder of the June 2009 Note entered into a debt subordination agreement (the “Subordination Agreement”) with the Company and the Bank, whereby it expressly subordinated its rights under the June 2009 Note to the Bank.

The principal balance of the June 2009 Note is due at maturity on July 1, 2014.  Subject to the limitations in the Subordination Agreement, interest is payable semi-annually, except that accrued interest payments for the first thirteen months was deferred until, and paid on, August 12, 2010.  Thereafter, starting in 2011, semi-annual interest payments will be scheduled on or about each January 15th and July 15th until maturity.  The amounts due under the June 2009 Note will become due and payable upon the occurrence of customary events of default, provided, however, that the deferral of any payment in accordance with the Subordination Agreement will not constitute an event of default.  If permitted under the Subordination Agreement, the Company may pre-pay the June 2009 Note, in whole or in part, without prepayment penalty or premium.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Twenty-five percent (25%) of the original principal amount of the June 2009 Note, or $200,000, may be converted into shares of the Common Stock at $2.25 per share (the “Conversion Price”) at the option of the noteholder.  The number and kind of securities purchasable upon conversion and the Conversion Price are subject to customary adjustments for stock dividends, stock splits and other similar events.

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

In particular, pursuant to the Exchange Agreements, the Company exchanged all of the 4,114 outstanding shares of Series A Preferred, all of the 1,985 outstanding shares of Series B Preferred, and all of the 229 outstanding shares of Series C Preferred, including all accrued but unpaid dividends thereon, for 2,528,451 shares of Common Stock.  The Company also exchanged $475,000 of the aggregate principal amount outstanding on the Existing Unsecured Notes and the related accrued but unpaid interest for 295,020 shares of Common Stock.

In the Recapitalization, the Company paid a total of $4.87 million of the $8.86 million principal amount outstanding on the Secured Notes and paid $125,000 of the $250,000 principal amount outstanding on one Existing Unsecured Note in cash.  The Company exchanged the remaining balance on these notes, including the related accrued but unpaid interest, except for the Redeemed Notes, for 1,454,559 shares of Common Stock, 3,228 shares of its Series D Preferred and $800,000 in the June 2009 Note.  The Common Stock was priced at $1.71 per share, which was greater than the closing bid price of the Common Stock on the Nasdaq Capital Market on the trading day immediately preceding the Effective Date.  The shares of Series D Preferred, which are convertible into 223 shares of Common Stock, were exchanged for $400 per share, or $1.80 per common share equivalent.  The $4.87 million principal repayment of the Secured Notes included the redemption, in full, of the Redeemed Notes, which had an aggregate principal amount of $875,000.  The Company also paid the $51,000 of accrued but unpaid interest on the Redeemed Notes in cash on the Effective Date.

Pursuant to the Exchange Agreements, the Company issued a total of 4,278,030 shares of Common Stock with a total aggregate value of $7.32 million and 3,228 shares of Series D Preferred with a total aggregate value of $1.29 million. Each share of Series D Preferred is convertible into 223 shares of the Common Stock at a price per share of $1.80 per share, $0.14 above the closing bid price of the Common Stock on June 29, 2009.

Philadelphia Brokerage Company (“PBC”), received fees of $380,000 in connection with the Recapitalization pursuant to a February 1, 2009, financial advisory agreement between PBC and the Company.  PBC’s fees were paid with a combination of cash and securities, consisting of $280,000 in cash and shares of Common Stock.  For the securities, a total of 58,480 shares of Common Stock were issued to PBC on the Effective Date, priced at $1.71, the same price used for the Common Stock issued pursuant to the Exchange Agreements.

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

The officer exchanges of Series A Preferred for Common Stock were as follows: Richard E. Gathright, Chief Executive Officer, President and Chairman of the Board, exchanged 36 shares of Series A Preferred for 11,579 shares of Common Stock, and $592 in accrued but unpaid dividends for an additional 347 shares of Common Stock.  Michael S. Shore, Chief Financial Officer, Senior Vice President and Treasurer, exchanged 36 shares of Series A Preferred for 11,579 shares of Common Stock and $592 in accrued but unpaid dividends for 347 shares of Common Stock.  Paul C. Vinger, Senior Vice President - Corporate Planning and Fleet Operations, exchanged 36 shares of Series A Preferred for 11,579 shares of Common Stock and $592 in accrued but unpaid dividends for 347 shares of Common Stock.  Gary G. Williams III, Senior Vice President - Commercial Operations, exchanged 18 shares of Series A Preferred for 5,790 shares of Common Stock and $296 in accrued but unpaid dividends for 174 shares of Common Stock.  Robert W. Beard, Senior Vice President - Marketing & Sales and Investor Relations Officer exchanged 10 shares of Series A Preferred for 3,217 shares of Common Stock and $165 in accrued but unpaid dividends for another 97 shares of Common Stock. Timothy E. Shaw, Senior Vice President - Information Services & Administration and Chief Information Officer, exchanged 10 shares of Series A Preferred for 3,217 shares of Common Stock and $165 in accrued but unpaid dividends for 97 shares of Common Stock.  L. Patricia Messenbaugh, Vice President - Finance & Accounting, Chief Accounting Officer and Principal Accounting Officer, exchanged 9 shares of Series A Preferred for 2,895 shares of Common Stock and $148 in accrued but unpaid dividends for 87 shares of Common Stock.

C. Rodney O’Connor, a non-employee director of the Company and the beneficial owner of 342,086 shares of Common Stock before the Recapitalization, was repaid 50% of the $250,000 principal amount outstanding on his Existing Unsecured Note in cash and exchanged the remaining 50% of the principal amount outstanding for 312 shares of the Company’s Series D Preferred.  In addition, Mr. O’Connor exchanged the $10,167 in accrued but unpaid interest for 5,946 shares of Common Stock.  After the Recapitalization, Mr. O’Connor was the beneficial owner of 325,949 shares of Common Stock, including 69,334 shares attributable to the conversion rights underlying his 312 shares of Series D Preferred Stock.

Deemed Dividend and Non-cash Inducement charge

 As a result of the Recapitalization, the Company redeemed all the outstanding Series A, Series B, and Series C preferred shares through the issuance of an aggregate of 2,455,002 common shares at the negotiated price of $1.71 per share, which was an amount lower than the original terms of the securities issuable.  As per ASC 260-“Earnings per Share”, (“ASC 260 (formerly EITF No. D-42)”), the Company reported the fair value of additional securities issued to the preferred shareholders as a non-cash deemed dividend of $1.75 million, which was a calculation of the difference between the 1,406,223 common shares that would have been issuable under the original conversion rights that existed in the convertible preferred shares and the 2,455,002 common shares issued at $1.71 upon the redemption exchange.  See Note 8 – Shareholders’ Equity.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Also in the Recapitalization, the Company extinguished a portion of the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of 1,184,591 shares and 277,778 shares of Common Stock, respectively, at the negotiated price of $1.71 per share, which was higher than the $1.67 per share closing bid price on the trading day immediately preceding the June 29, 2009 Recapitalization.  The original terms of the Notes allowed for a conversion of 50% of the August 2007 Notes and 100% of the September 2008 Notes into common stock.  The negotiated issuance price of $1.71 per share in the Recapitalization was based on then current market prices, and it was lower than the original conversion prices of $6.57 per share and $2.93 per share of the August 2007 Notes and the September 2008 Notes, respectively.  Since the extinguishment of the Notes through issuance of Common Stock was done at close to current market prices of the Common Stock, the Company issued an aggregate of 991,657 more shares than it would have issued for the convertible equivalent under the original terms of the Notes.

ASC 470-20 “Debt - Debt with Conversion and Other Options” (“(ASC 470-20) (Formerly FAS No. 84)”), specifies the method of accounting for conversions of convertible debt to equity securities when the debtor induces conversion of the debt by offering additional securities or other consideration to convertible debt holders.  In accordance with ASC 470-20 (formerly FAS No. 84), an expense is recognized if and to the extent that “additional consideration is paid to debt holders for the purpose of inducing prompt conversion of the debt to equity securities (sometimes referred to as a convertible debt ‘sweetener’).”  As a result, notwithstanding the lack of intent to induce a conversion of the outstanding debt to common stock, a portion of the exchange of the outstanding carrying value of $9.6 million in convertible debt for an equal aggregate value of cash, common stock and preferred stock is required by ASC 470-20 (formerly FAS No. 84) to be accounted for as an induced conversion of outstanding debt securities.  We have therefore reported the required non-cash charge for the difference between the number of common shares issued compared to the common shares that would have been issued under the original terms of the convertible debt instrument times the market price.

The application of ASC 470-20 (formerly FAS No. 84) to the exchange of existing convertible debt securities for common stock resulted in the recording of a non-cash “inducement” accounting charge of $1.65 million, which was a calculation of the difference between the 470,712 common shares that would have been issuable to the applicable note holder under the original conversion rights that existed in the convertible Notes and the 1,462,369 common shares exchanged at $1.71 cents upon the extinguishment.  This non-cash charge is deemed a financing expense to extinguish the Notes and it is included in the Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital and therefore the net impact has no effect to total Shareholders’ Equity.

5.	LINE OF CREDIT PAYABLE

In fiscal 2009, as part of the Recapitalization the Company converted its $25.0 million asset based lending facility into a new, more favorable, three year $20.0 million revolving asset based lending facility (the “Revolver”) and a $5.0 million, 60 month amortized term loan (the “Term Loan”).  The Revolver has a maturity date of July 1, 2012 and permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined.  Outstanding standby letters of credit reduce the maximum amount available for borrowing under the Revolver.  Outstanding borrowings under the Revolver are secured by substantially all Company assets.

Interest is payable monthly based on a LIBOR rate and a pricing matrix.  At June 30, 2010, the interest rate for the Revolver was 4.00%.  This rate was priced using a minimum LIBOR floor of 0.75%, plus the applicable margin of 3.25%.  The applicable margin is determined quarterly based on a predetermined fixed charge coverage ratio pricing matrix with the applicable margins ranging from 3.00% to 3.75%.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As of June 30, 2010 and June 30, 2009, the Company had outstanding borrowings of $6.9 million and $7.8 million, respectively, under the Revolver which does not include stand-by letters of credit which reduces the availability.  The line of credit is classified as a current liability in accordance with ASC 470, Debt. Based on eligible receivables and inventories, and reduction from letters of credit outstanding at June 30, 2010 and June 30, 2009, the Company had $4.6 million and $2.4 million of cash availability under the line of credit, respectively.

The Revolver provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants.  At June 30, 2010, the financial covenants included a minimum daily availability of $250,000, a fixed charge coverage ratio of 1.1 to 1.0, and a capital expenditure limitation for fiscal year 2010 of $750,000.  At June 30, 2010 and June 30, 2009, the Company had a sublimit of $1.75 million, on both dates, for which letters of credit could be issued.  At June 30, 2010 and June 30, 2009, $1.5 million and $1.6 million, respectively, had been issued in letters of credit.

The Company’s loan agreement for the Revolver and the Term Loan requires the Company to obtain the consent of the lender prior to incurring additional debt, paying any cash dividends or distributions, or entering into mergers, consolidations or sales of assets outside the ordinary course of business.  Failure to comply with one or more of the covenants in the future could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition.  At June 30, 2010, the Company was in compliance with all the requirements of its covenants under the loan facility agreement.

On July 1, 2010, the lender approved up to $2.0 million of additional indebtedness for the purchase of additional equipment, subject to certain financial thresholds at the time the indebtedness is incurred, as well as the expenditure of $840,000 for the repurchase of capital stock by the Company, subject to additional financial thresholds being met.  The Company has obtained a commitment for a vendor financing credit line of $2.0 million to support the acquisition of ten new bobtails, which would support anticipated new demand and organic growth.  See Note 8 – Shareholders’ Equity – Stock Repurchase

6.	LONG-TERM DEBT (INCLUDES TERM LOAN AND PROMISSORY NOTES)

Long-term debt consisted of the following on June 30 (in thousands):

	As of June 30,
	2010	2009

June 2009 term loan (the “Term Loan”), fully amortized, 60 monthly principal payments of approximately $83,333 commencing on August 1, 2009; variable interest due monthly, 4.75% at June 30, 2010; secured by substantially all Company assets. For additional details, see below.	$4,083	$5,000

June 2009 unsecured convertible subordinated promissory note (the “June 2009 Note”) (5.5% interest due semi-annually, January 15 and July 15, beginning January 15, 2011; interest accrued for first 13 months deferred to August 12, 2010); matures July 1, 2014 in its entirety. For additional details, see below.	800	800

Total long-term debt	4,883	5,800

Less: current portion	(1,000)	(917)

Long-term debt, net	$3,883	$4,883

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On June 29, 2009, as a result of the Recapitalization described in Note 4 – June 2009 Recapitalization, the Company restructured all of its debt and equity.  In connection therewith, the Company and its principal lender amended the Company’s existing $25.0 million loan agreement to provide for a new $25.0 million loan facility, which included a new $5.0 million fully amortized 60 month term loan (the “Term Loan”).  The proceeds of the Term Loan were used to pay down $4.867 million of the August 2007 Notes and $125,000 of the September 2008 Notes.  The interest on the Term Loan is payable monthly and the interest rate is based on a pricing matrix with  margins of 3.75% to 4.50% over the LIBOR lending rate determined by the Company meeting certain EBITDA to fixed charge coverage ratios, as defined.

Also as part of the June 29, 2009 Recapitalization, the Company entered into various agreements with the Company’s existing debt and equity investors that extinguished all of its existing non-bank debt and outstanding preferred stock.

In particular, the Company extinguished the $8.9 million outstanding principal balance of the August 2007 Notes using the following (in thousands):

Cash	$4,867
Issuance of Preferred Stock D	1,166
Issuance of Common Stock	2,026
Issuance of June 2009 Note	800
Total	$8,859

The Company used the majority of the proceeds from the Term Loan to extinguish approximately $4.9 million of the August 2007 Notes.  The Company extinguished $1.2 million of the August 2007 Notes through the issuance of 2,916 shares of Series D Convertible Preferred Stock (“Preferred Stock D”) at $400 per share.  Each preferred share is convertible into 223 shares of Common Stock at $1.80 per share.  The Company extinguished $2.0 million of the August 2007 Notes through the issuance of 1,184,591 shares of Common Stock at $1.71 per share.  The Company extinguished $800,000 of the August 2007 Notes through the issuance of a new, 5.5% interest only, unsecured convertible subordinated promissory note in the principal amount of $800,000 (the “June 2009 Note”).

The principal balance of the June 2009 Note is due at maturity on July 1, 2014.  Subject to the limitations in the Subordination Agreement, interest will be paid semi-annually, except that accrued interest payments for the first thirteen months will be deferred until on or about August 15, 2010.  Thereafter, starting January 15, 2011, semi-annual interest payments will be scheduled on or about each January 15th and July 15th.  The amounts due under the June 2009 Note will become due and payable upon the occurrence of customary events of default, provided, however, that the deferral of any payment in accordance with the Subordination Agreement will not constitute an event of default.  If permitted under the Subordination Agreement, the Company may pre-pay the June 2009 Note, in whole or in part, without prepayment penalty or premium.

Twenty-five percent (25%) of the original principal amount of the June 2009 Note, or $200,000, may be converted into shares of the Company’s Common Stock at $2.25 per share (the “Conversion Price”) at the option of the noteholder.  The number and kind of securities purchasable upon conversion and the Conversion Price remain subject to additional adjustments for stock dividends, stock splits and other similar events.  See Note 4 – June 2009 Recapitalization.

The Company incurred $906,000 in fees related to the Recapitalization, of which $382,000 were recorded to equity and $524,000 as debt issuance costs.  The placement agent received $380,000 in fees, which were paid in common shares and $280,000 in cash.  For the common shares, a total of 58,480 shares of Common Stock were issued on June 29, 2009, priced at $1.71, the same price used for the Common Stock issued pursuant to the exchange agreements.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Gain on Extinguishment of Promissory Notes, net

In fiscal 2009, as a result of the extinguishment of the August 2007 Notes in the Recapitalization, the remaining unamortized debt costs of $118,000 and unamortized debt discounts of $23,000 related to the exchanged notes were written off as losses on extinguishment of debt.

As a result of recording at fair value the Common Stock and the Series D Preferred Stock issued to extinguish a portion of the August 2007 Notes and the September 2008 Notes, the Company recorded gains on extinguishment of $145,000, and $23,000, respectively.  The fair value of the Common Stock was estimated using the closing market bid price of the day prior to the June 29, 2009 transaction, which was $1.67 per share.  Since the shares were exchanged at $1.71, the $0.04 premium per share resulted in a gain.  The fair value of the preferred stock was estimated taking into consideration the fair value of the convertible common shares, the premium derived from a $1.80 conversion price and the fair value of the dividend component, all of which resulted in a fair value of $1.67 per share.  The gains recorded were the result of an excess of the carrying value of the notes over the fair value of the Common Stock and Preferred Stock issued.

               The following summarizes the components of the net gain on extinguishment of promissory notes as recorded in the fiscal 2009 consolidated statements of operations (in thousands):

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

Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment of promissory notes

In fiscal year 2009, also in the Recapitalization described in Note 4, as a result of the exchange of a portion of the August 2007 Notes and the September 2008 Notes for common stock, the Company recorded a non-cash “inducement” accounting charge of $1.65 million. Since the extinguishment of these notes through issuance of Common Stock was done at close to current market prices of the Common Stock, the Company issued more shares than it would have issued for the convertible equivalent under the original terms of these notes.  The inducement charge is the value of the additional shares that were issued.  This non-cash charge is deemed a financing expense to extinguish the convertible promissory notes and it is included in the Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital.  As a result, there is no net impact on total Shareholders’ Equity.  See Note 4 – June 2009 Recapitalization.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Future debt payments

Future debt payments as of June 30, 2010 are (in thousands):

Year Ending	Debt
June 30,	Payments

2011	$1,000
2012	1,000
2013	2,083
2014	-
2015	800
Total	$4,883

While the Term Loan has a maturity date of July 1, 2014 and 60 consecutive payments, the facility agreement, of which the Term Loan is a component, matures on July 1, 2012.   If the Revolver portion of the loan facility is not renewed at July 1, 2012, the remaining payments of the Term Loan would be due at such time, which is reflected in the table above.

7.           WARRANTS

September 2005 Warrants

On September 1, 2005, the Company raised $3.0 million and issued 80,000 four-year detachable warrants to purchase the Company’s Common Stock at an exercise price of $10.26 per share.  During the year ended June 30, 2006, 63,147 warrants were exercised for gross proceeds of $647,885.  At June 30, 2010, there were no warrants outstanding as the remaining unexercised warrants expired on August 31, 2009.

February 2007 Warrants

On February 15, 2007, the Company raised $3.3 million through a private placement offering of its Common Stock and issued warrants to purchase 94,188 shares of the Company’s Common Stock at an exercise price of $8.55 per share.  In addition, the placement agent received additional warrants to purchase 29,109 shares of the Company’s Common Stock at an exercise price of $8.55 per share.  The warrants will terminate on the earliest of the fourth anniversary of the offering closing date or the week after the Common Stock trades at 200% of the exercise price for twenty consecutive days.  As of June 30, 2010, these warrants remain outstanding.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

August 2007 Warrants

In conjunction with the August 8, 2007 promissory notes and equity offering, further described in Note 6 – Long-Term Debt and Note 8 – Shareholders’ Equity, the Company issued four-year detachable warrants to the noteholders to purchase 8,788 shares of the Company’s Common Stock at an exercise price of $7.88 per share.  In addition, the placement agent received additional warrants to purchase 8,787 shares of the Company’s Common Stock at an exercise price of $7.88 per share.  As of June 30, 2010, these warrants remain outstanding.

8.           SHAREHOLDERS’ EQUITY

Fiscal Year 2009

On August 15, 2008, the Company issued, in a private offering to accredited investors, $148,850 in equity securities, consisting of 229 shares of Series C Convertible Preferred Stock, $0.01 par value, at a price of $650 per share (the “Series C Preferred Stock”).

In September 2008 and January 2009, the holders of an aggregate of 382 and 91 shares of the Company’s Series A Preferred Stock, respectively, elected to convert those shares at the 1 to 223 conversion ratio set by the Certificate of Designation for the Series A into an aggregate of 84,889 and 20,223 shares of the Common Stock, respectively.

On June 29, 2009, as part of the Company’s recapitalization described in Note 4 – June 2009 Recapitalization, the August 2007 Notes and the September 2008 Notes were extinguished with a portion of preferred stock as follows:

	Amount	Preferred Stock
	(in thousands)	Series D Issued (Shares)
To extinguish a portion of the August 2007 Notes	$1,166	2,916
To extinguish a portion of the September 2008 Notes	125	312
Total	$1,291	3,228

The Preferred Stock Series D were issued at $400 per share.  Each preferred share is convertible into 223 shares of Common Stock at $1.80 per share.

Also on June 29, 2009, to complete the extinguishment of the Company’s existing debt, and the exchange of the Preferred Stock Series A, B, and C, as described in Note 4 – June 2009 Recapitalization, the Company issued the following number of shares of Common Stock:

	Amount	Common
	(in thousands)	Stock Issued (Shares)
To extinguish a portion of the August 2007 Notes	$2,026	1,184,591
To extinguish a portion of the September 2008 Notes	475	277,778
To extinguish 4,114 shares outstanding of Preferred Stock Series A	2,262	1,323,217
To extinguish 1,985 shares outstanding of Preferred Stock Series B	1,787	1,044,738
To extinguish 229 shares outstanding of Preferred Stock Series C	149	87,047
Total	$6,699	3,917,371

The common shares were issued at $1.71 per share, which was $0.04 higher than the adjusted reverse stock split closing market bid price of the day prior to the transaction date.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Prior to the Recapitalization, the holders of the Preferred Stock had the right to convert each share of the preferred stock into 223 common shares at $2.48, $4.05, and $2.93 for the Series A, Series B and Series C, respectively.  As a result of the Recapitalization, the Company redeemed all the outstanding preferred shares Series A, Series B, and Series C through the issuance of an aggregate of 2,455,002 common shares at the negotiated price of $1.71 per share, which was an amount lower than the original terms of the securities.  As per ASC 260 (formerly EITF No. D-42), the Company reported the fair value of the additional securities issued to the preferred shareholders as a non-cash deemed dividend of $1.75 million which was a calculation of the difference between the 1,406,223 common shares that would have been issuable under the conversion rights that existed in the convertible preferred shares at a weighted average price of $2.97 and the 2,455,002 common shares issued at $1.71 cents upon the redemption exchange times the market price on the conversion date. This non-cash charge is deemed a financing expense to extinguish the convertible promissory notes and it is included in the Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital and therefore the net impact has no effect on total Shareholders’ Equity.

Also in the Recapitalization, the Company extinguished a portion of the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of 1,184,591 shares and 277,778 shares of Common Stock, respectively, at the negotiated price of $1.71 per share, which was higher than the $1.67 per share closing adjusted reversed stock split bid price on the trading day immediately preceding the June 29, 2009 Recapitalization.  The original terms of the Notes allowed for a conversion of 50% of the August 2007 Notes and 100% of the September 2008 Notes into common stock.  The negotiated issuance price of $1.71 per share in the Recapitalization was based on then current market prices, and it was lower than the original conversion prices of $6.57 per share and $2.93 per share of the August 2007 Notes and the September 2008 Notes, respectively.  Since the extinguishment of the Notes through issuance of Common Stock was done at close to current market prices of the Common Stock, the Company issued an aggregate of 991,657 more shares than it would have issued for the convertible equivalent under the original terms of the Notes.

ASC 470-20 (formerly FAS No. 84), specifies the method of accounting for conversions of convertible debt to equity securities when the debtor induces conversion of the debt by offering additional securities or other consideration to convertible debt holders.  In accordance with ASC 470-20 (formerly FAS No. 84), an expense is recognized if and to the extent that “additional consideration is paid to debt holders for the purpose of inducing prompt conversion of the debt to equity securities (sometimes referred to as a convertible debt ‘sweetener’).”  While the Company’s purpose in effecting the June 2009 Recapitalization was to effect a complete restructuring of its debt and equity structure via a series of transactions that would have the effect of reducing its outstanding debt and future obligations and there was no intent to induce any conversion of the outstanding debt to common stock, a portion of the exchange of the outstanding carrying value of $9.6 million in convertible debt for an equal aggregate value of cash, common stock and preferred stock is required by ASC 470-20 (formerly FAS No. 84) to be accounted for as an induced conversion of outstanding debt securities.  While the Company believes that the application of ASC 470-20 (formerly FAS No. 84) does not reflect the economic substance of the value exchanged in this portion of the Recapitalization transaction, the Company has reported the required non-cash charge of approximately $1.65 million for the difference between the number of common shares issued compared to the number of common shares that would have been issued under the original terms of the convertible debt instrument, times the market price on the conversion date.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company understands that the accounting interpretation of ASC 470-20 (formerly FAS No. 84) is that an inducement occurs any time additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or intent of the parties to the transaction.  As a result, the application of ASC 470-20 (formerly FAS No. 84) to the exchange of existing convertible debt securities for common stock resulted in the recording of a non-cash “inducement” accounting charge of $1.65 million, which was a calculation of the difference between the 470,712 common shares that would have been issuable to the applicable note holder under the original conversion rights that existed in the convertible Notes and the 1,462,369 common shares exchanged at $1.71 cents upon the extinguishment.  This non-cash charge is deemed a financing expense to extinguish the Notes and it is included in the Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital and therefore the net impact has no effect to total Shareholders’ Equity.

The Company incurred $906,000 in fees related to the Recapitalization, of which $382,000 were recorded to equity and $524,000 as debt issuance costs.  The placement agent received $380,000 in fees, with an estimated fair value of $377,000, which were paid in cash and securities, consisting of $280,000 in cash and shares of Common Stock.  For the securities, a total of 58,480 shares of Common Stock were issued on June 29, 2009, priced at $1.71, the same price used for the Common Stock issued pursuant to the exchange agreements of June 29, 2009.  These securities had a fair value of $97,000 since the closing bid market price was $1.67, lower than the issuance price of $1.71.

During fiscal 2009, the Company declared $577,000 in cumulative dividends on the Series A, Series B, and Series C Preferred Stock, all of which were paid or satisfied as of June 30, 2009.  Prior to the final satisfaction of all dividend obligations on the Series A, B and C Preferred Stock on June 29, 2009, the Company entered into an agreement with the holders of the Series A, Series B, and Series C Preferred Stock on May 5, 2009, to satisfy the dividends due for the quarters ended December 31, 2008 and March 31, 2009, through the issuance of unregistered shares of the Common Stock valued at $1.04 per share.  The Company issued a total of 246,910 shares of Common Stock to the holders of Series A, B and C Preferred Stock in lieu of paying the $256,000 in cash dividends accumulated during the quarters ended December 31, 2008, and March 31, 2009.

 On June 29, 2009, the Company and the holders of the Series A, Series B, and Series C Preferred agreed to satisfy the dividends due for the quarter ended June 30, 2009 through the issuance of shares of Common Stock of the Company.  For purposes of determining the number of shares to be issued for the unpaid dividends, shares were valued at $1.71 per share, which was higher than the $1.67 closing bid price on the Nasdaq Stock Market on the preceding trading day.  The Company issued 73,449 shares of Common Stock to the holders of Series A, B and C Preferred in lieu of paying the $126,000 in cash dividends accumulated during the quarter ended June 30, 2009.

In January 2009, the holders of the August 2007 Notes agreed to defer the $519,000 interest payment originally due on the August 2007 Notes from January 1, 2009, to April 15, 2009.  As consideration for this deferral, the Company paid a deferral fee equal to 1% of the outstanding principal balance, or $88,000, of which 50% was paid in cash, with the remainder satisfied through issuance of unregistered shares of Common Stock.  For purposes of determining the number of shares to be issued for the stock portion of the deferral fee or upon conversion of the Payment, shares were valued at $1.31 per share, the official closing price on the Nasdaq Stock Market on January 22, 2009, the trading day immediately preceding the effective date of the Agreements.  An aggregate of 35,184 unregistered shares of Common Stock were issued to Holders, either as part of the deferral fee or for conversion of the Payment of any interest.

In March 2009, the holders of the September 2008 Notes agreed to defer the $44,000 interest payment originally due March 1, 2009, until April 15, 2009.  As consideration for the deferral, the Company paid a deferral fee equal to 1% of the outstanding principal balance, or $7,000, of which 50% was paid in cash, with the remainder satisfied through issuance of 2,778 unregistered shares of Common Stock.  The Common Stock was valued at $1.31 per share, which was the same price used for the Deferral Fee on the August 2007 Notes.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In June 2009, the Company issued 287,210 unregistered shares of the Company’s Common Stock to the Holders of the August 2007 and September 2008 Notes as part of the Recapitalization in lieu of the payment of $490,000 in outstanding interest.  See Note 4 – June 2009 Recapitalization.

For the fiscal year 2009, the Company recorded amortization of stock compensation expense with a correlating increase to shareholders’ equity of $292,000.

Fiscal Year 2010

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

During fiscal 2010, the Company declared cumulative dividends of $13,000 on the Series D Preferred Stock, which were accrued as of June 30, 2010 and paid during the first quarter of fiscal year 2011.

For the fiscal year 2010, the Company recorded amortization of stock compensation expense with a correlating increase to shareholders’ equity of $190,000.  Included in this charge, are the charges related to the repricing of options during the first quarter of fiscal year 2010.   In September 2009, the exercise prices of all outstanding employee stock options previously granted under the 2000 Stock Option Plan were amended by the Compensation Committee of the Company’s Board of Directors to have an exercise price of $2.48 per share after the reverse stock split, or $0.55 per share before the reverse stock split (the “Amendments”).  The new exercise price of $2.48 set by the Amendments was $0.77 above the $1.71 official closing price on the Nasdaq Capital Market on the trading day immediately preceding the date of the Amendment.  The Amendments did not change the vesting schedules or any of the other terms of the respective stock options.  As a result of the repricing of the options effected by the Amendments, the Company incurred a non-cash charge of $93,000 to stock-based compensation amortization expense during the first quarter of fiscal year 2010 and an additional $5,000 which is being amortized over the remaining vesting period of the related options.  This modification affected 31 employees who held 327,614 stock options on June 30, 2009.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Each share of Series D Preferred Stock is currently convertible, at the option of the holder, into 223 shares of Common Stock based on a conversion price equal to $1.80 per share of Common Stock.  If and when issued, each share of Series A, B and C Preferred would be convertible into 223 shares of Common Stock at a conversion price equal to $2.48, $4.05 and $2.93, respectively.  All of the conversion prices of the Preferred Stock are subject to adjustment for stock dividends, stock splits and other similar recapitalization events.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Dividends are payable on the Series A, B, and C Preferred Stock in cash when, as and if declared by the Board of Directors, but only out of funds that are legally available.  The dividend rate for the cumulative dividends on the Series A, B and C Preferred was eighteen percent (18%) per annum of the Original Issue Price until the Company achieved positive Earnings Before Interest, Taxes, Depreciation and Amortization for two consecutive fiscal quarters, when the rate was permanently changed to twelve percent (12%) in December 2008.

Dividends on the Series D Preferred Stock are payable when, as and if declared by the Board of Directors, but only out of funds that are legally available, at the rate of 5.5% per annum of the sum of the Original Issue Price per share, in cash or, under specified circumstances, in the form of shares of a new class of Preferred Stock that is substantially identical to the Series D Preferred except that it shall be nonvoting (“New Preferred Stock”), if the Company so elects.  In particular, during the first year following the original issuance of the Series D Preferred on June 29, 2009, the Company may elect to pay dividends of the Series D Preferred in New Preferred Stock and in subsequent years, the Company may so elect only if its principal lender at the time has directed or advised the Company not to pay a dividend in cash.  The first dividend for the Series D Preferred Stock was paid, in cash in August 2010, and is payable on or about July 15th in subsequent years.  Dividends on Preferred Stock are cumulative from the date of the original issuance of the Preferred Stock.  Accumulated unpaid dividends on Preferred Stock do not bear interest.

As discussed above, the Company has declared dividends on the Preferred Stock during both, fiscal year 2009 and fiscal year 2010.  All dividends declared during those years have been paid or satisfied as of the date of this filing.

Stock Repurchase

On July 28, 2010, the Board of Directors of the Company approved a share repurchase program (the “Program”) under which the Company may elect to purchase up to five percent of its outstanding capital stock, or approximately 435,000 shares of common stock or common stock equivalents.  The Company will fund the repurchases from its available cash under its revolving line of credit with its principal lender.

On July 1, 2010, the lender had approved such repurchases, conditioned upon the Company’s maintenance of (i) a ratio of EBITDA to Fixed Charges of 1.3 to 1.0, based on the most recent twelve month period for which financial statements have been provided to the Lender, after giving pro forma effect to any repurchases; and (ii) Excess Availability of at least $2.25 million (A) immediately after making any repurchase and (B) for the ninety (90) days preceding any repurchase.  Subject to these conditions, the Lender approved a total of $840,000 in capital stock repurchases by the Company under the Program, including up to $200,000 in any one fiscal quarter.

9.           STOCK OPTIONS AND OTHER BENEFITS PLANS

In December 2009, the Company’s shareholders approved the Board of Directors’ adoption of the 2009 Equity Incentive Plan (the “2009 Plan”) with a total of 900,000 shares of Common Stock reserved for issuance thereunder.  The 2009 Plan is a broad type of equity incentive plan that permits equity incentive grants to be made in the form of stock options, stock appreciation rights, performance stock units or restricted stock.  The purpose of the 2009 Plan is to further the growth in earning and market appreciation of the Company by providing long-term incentives to those officers, employees and other natural persons providing services to the Company and its affiliates who make substantial contributions to the Company, and to members of the Board of Directors of the Company who are not also employees of the Company.  After the 2009 Plan was approved by the shareholders and became effective on December 10, 2009, the Company’s Board of Directors resolved that it would make no further grants of stock options under any of the Company’s prior stock option plans, namely the Company’s Board of Directors (the “Directors’ Plan”) and the 2000 Employee Stock Option Plan (the “2000 Plan”).

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Employee Stock Options

At June 30, 2010 the Company could grant stock options to employees, under the 2009 Plan.  While the Company no longer grants stock options under the 2000 Plan, the outstanding stock options are not affected and remain in place. Under the 2000 Plan, 555,556 shares of Common Stock were initially reserved for issuance as stock options to employees, including officers and directors, consultants and non-employee directors upon the exercise of options. Options granted under the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant.

While the Company historically granted options under the 2000 Plan only to employees of the Company and its subsidiaries, when the shares reserved for the Directors Plan (discussed below) were exhausted in July 2008, the Compensation Committee resolved to make the automatic grants of fully vested options to non-employee members of the Board of Directors from the 2000 Plan until such time as there were additional shares available to resume such automatic grants under the Directors Plan.  On November 20, 2008, the stockholders approved an increase in the amount of shares of Common Stock reserved for issuance under the Directors Plan to 111,112 so the automatic grants of stock options to non-employee directors were again made from the Director Plan.

In September 2009, the exercise prices of all outstanding employee stock options previously granted under the 2000 Plan were amended by the Compensation Committee of the Company’s Board of Directors to have an exercise price of $2.48 per share after the reverse stock split, or $0.55 per share before the reverse stock split (the “Amendments”).  The new exercise price of $2.48 set by the Amendments was $0.77 above the $1.71 official closing price on the Nasdaq Capital Market on the trading day immediately preceding the date of the Amendments.  The Amendments did not change the vesting schedules or any of the other terms of the respective stock options.  As a result of the repricing of the options effected by the Amendments, the Company incurred a non-cash charge of $93,000 to stock-based compensation amortization expense during the first quarter of fiscal year 2010 and an additional $5,000 which is being amortized over the remaining vesting period of the related options.  This modification affected 31 employees who held 327,614 stock options on June 30, 2009.

The following table summarizes the stock option transactions under all employee plans discussed above:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	All Employee Plans	Price	Term	(In Thousands)

Outstanding at June 30, 2009	337,569	$7.30	4.24	$-

Granted	2,004	$1.40
Cancelled	(6,817)	$23.07
Exercised	-	$-

Outstanding at June 30, 2010	332,756	$2.46	3.01	$-

Exercisable	318,577	$2.46	2.82	$-

Available for future grant (2009 Plan only)	897,996

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The weighted average grant date fair value of stock options granted during the years ended June 30, 2010 and 2009 was $1.26 and $1.44, respectively.  For the years ended June 30, 2010 and 2009, there were no stock options exercised.

As of June 30, 2010, there was $13,000 of total unrecognized compensation cost related to unvested share options granted under the plans.  That cost is expected to be recognized over a weighted-average period of 0.4 year.

The following table summarizes information about stock options outstanding under both plans as of June 30, 2010:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	of Shares	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$ 1.35 - $ 2.00	6,231	8.70	$1.46	4,897	$1.42
$ 2.01 - $ 2.70	326,525	2.90	$2.48	313,680	$2.48

The fair value of the stock options that vested was $506,000 and $404,000 in fiscal year 2010 and 2009, respectively.

Director Stock Options

In May 2001, the Company adopted a separate stock option plan for non-employee members of the Company’s Board of Directors (the “Directors’ Plan”).  The purpose of the Directors’ Plan was to provide an additional incentive to attract and retain qualified competent directors whose efforts and judgment are important to the Company’s success through the encouragement of the ownership of stock by such persons.

In December 2009, the Company’s Board of Directors resolved that it would make no further grants of stock options under the Directors’ Plan and that grants to non-employee directors after December 2009 would only be made from the 2009 Plan.  Outstanding awards under the Directors’ Plan were not affected and remain in place. Under the Directors’ Plan, 111,112 shares of Common Stock were initially reserved for issuance upon the exercise of options granted.  Each non-employee director received a one time grant of a fully vested option to purchase 4,445 shares of stock.  On the last day of each fiscal quarter while the Directors’ Plan was in effect, each non-employee director received an additional grant of an option to purchase 334 shares of stock.  Options to purchase 85,777 shares of Common Stock remain outstanding at June 30, 2010 under the Directors’ Plan.

Options previously granted under the Directors’ Plan expire no later than ten years from the date of grant and are, with limited exceptions, exercisable as of the grant date.  All outstanding options under the Directors’ Plan as of June 30, 2010 are fully vested.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the stock option activity under the Directors’ Plan for the periods indicated:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	2001 Plan	Price	Term	(In Thousands)

Outstanding at June 30, 2009	83,773	$7.03	4.70	$-

Granted	2,004	$1.67
Cancelled	-	$-
Exercised	-	$-

Outstanding at June 30, 2010	85,777	$6.90	3.83	$-

Exercisable	85,777	$6.90	3.83	$-

The weighted average grant date fair value of Directors’ stock options granted during the years ended June 30, 2010 and 2009 was $1.53  and $1.00, respectively.  For the years ended June 30, 2010 and 2009, there were no stock options exercised.

The following table summarizes information about the Directors’ stock options outstanding under the Plan as of June 30, 2010:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	of Shares	Life (years)	Price
$0.68 to $4.27	14,055	8.14	$2.21
$4.28 to $8.54	56,719	2.33	$6.76
$8.55 to $12.81	13,335	5.51	$11.46
$12.82 to $17.09	1,668	5.38	$14.83
Total	85,777

The fair value of the stock options that vested was $3,000 and $6,000 in fiscal year 2010 and 2009, respectively.

For the year ended June 30, 2010 and 2009, the Company recorded amortization of stock compensation expense, with a correlating increase to shareholders’ equity, in the amount of $190,000, and $292,000, respectively.

The Company offers a 401(k) benefit plan which provides for voluntary contributions by employees subject to a maximum annual contribution.  During fiscal year 2010 and 2009, the Company did not make any matching employer contributions.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

10.         SIGNIFICANT CUSTOMERS AND VENDORS

In fiscal years 2010 and 2009, revenue from two and one customers, accounted for 22.9% and 10.5%, respectively, of the Company’s consolidated revenues.

During fiscal years 2010 and 2009, the Company had one and two vendors, respectively, that each year represented more than 10% of cost of sales.  The vendors accounted for an aggregate 47%, and 43%, of total cost of sales during fiscal years 2010 and 2009, respectively.

11.         INCOME TAXES

The components of the provision for federal and state income taxes are summarized as follows (in thousands):

	Year Ended June 30,
	2010	2009
Current:
State	$(32)	$(32)
Federal	-	-
Income tax provision	(32)	(32)

The actual tax expense of the Company for the years ended June 30, 2010 and 2009 differs from the statutory Federal tax rate of 34%, due to the following (in thousands):

	Year Ended June 30,
	2010	2009
Expected (expense) benefit for income taxes at the statutory Federal income tax rate of 34%	$(169)	$784
Deferred tax valuation allowance	351	494
State income taxes, net of federal benefit	(15)	21
Effect of uncertain tax positions	34	34
Net operating loss carryforward adjustment	(120)	(345)
Change in tax rate	(61)	38
Nondeductible expenses	(52)	(1,058)
Provision for income taxes	$(32)	$(32)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their income tax bases, and operating loss carryforwards.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2010 and 2009 are presented below (in thousands):

	June 30,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$9,979	$10,693
Reserves and allowances	360	365
Intangible assets	344	211
Stock-based compensation expense	752	679
Accrued expenses and deferred income	229	175
AMT Credit	11	-
Other	74	69

Total gross deferred tax assets	11,749	12,192

Less: valuation allowance	(9,982)	(10,333)

Total deferred tax assets	1,767	1,859

Deferred tax liabilities:
Property and equipment	(1,767)	(1,859)

Total deferred tax liabilities	(1,767)	(1,859)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon generating sufficient taxable income in future periods. GAAP requires a valuation allowance to reduce the deferred tax assets reported, if, based on management’s analysis, it is more likely than not, that some portion or all of the deferred tax assets, will not be realized. After consideration of all the information available, management has determined that a $9.9 million and $10.3 million valuation allowance at June 30, 2010 and 2009, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

As required by GAAP, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	June 30,
	2010	2009
Balance - beginning of period	$759	$777
Additions based on tax positions related to the current year	-	16
Reductions for tax positions of prior years	(30)	-
Reductions as a result of lapse of applicable statute of limitations	(34)	(34)
Balance - end of period	$695	$759

  At June 30, 2010 and 2009, the amount of unrecognized tax benefits was approximately $695,000 and $759,000 respectively, of which approximately $268,000 and $326,000 would, if recognized, be permanent in nature for each respective tax year. The Company has not recognized this liability on the balance sheet due to the Company’s net operating loss carryforward.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes.  The Company did not accrue any interest and penalties for fiscal years 2010 and 2009 due to the existence of net operating loss carryforwards.

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and other local jurisdictions.  The Company’s federal income tax returns for years prior to June 30, 2006 are no longer subject to examination.  Returns for some state and local jurisdictions prior to that date remain subject to examination but are not individually considered material.

As of June 30, 2010, the Company has net operating loss carryforwards for federal income tax purposes of approximately $26.3 million, which will begin to expire in the year 2012.  The utilization of the net operating loss carry forwards may be subject to the Internal Revenue Code Section 382 limitation related to ownership changes.  Additionally, the Company has state net operating loss carryforwards which expire in varying years.

12.         COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real property and equipment under operating leases that expire at various times through fiscal year 2016.  Rent expense amounted to $1.6 million for each of the years ended June 30, 2010 and 2009, respectively.  Certain leases contain escalation clauses and renewal options.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Future minimum lease payments under non-cancelable operating leases as of June 30, 2010 are (in thousands):

Year Ending	Operating Lease
June 30,	Payments

2011	$1,339
2012	909
2013	827
2014	413
2015	366
Thereafter	90
Total	$3,944

As a result of the H & W acquisition in October 2005, the Company is obligated to the former owners of H & W, one of whom was a former officer of, or consultant to the Company until November 10, 2008, under four operating leases covering property utilized for certain operating facilities.  Rent expense paid to the former owners was $261,000 for each of the fiscal years ended June 30, 2010 and 2009.  The Company has agreed to extend three of these leases for another five year term beginning October 1, 2010.  Pursuant to the terms of the extensions, the annual rent payable under the leases will increase to $351,000.  Future minimum lease payments under these extended leases are $328,000 for the fiscal year ended June 30, 2011 and $351,000 thereafter.  Actual rent payable under the leases may be affected by the results of the ongoing settlement discussion between the parties referenced in Note 12 – Commitments and Contingencies.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Litigation

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities.  Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of June 30, 2010.  Therefore no contingency gains or losses have been recorded as of June 30, 2010.  However, based on management’s knowledge at the time of this filing, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

On November 23, 2009, SMF Energy Corporation (the “Company”) entered into a confidential settlement agreement (the “Agreement”) resolving all claims in the lawsuit entitled, SMF Energy Corporation vs. Financial Accounting Solutions Group, Inc., Mitchel Kramer, Alex Zaldivar and Kramer Professional Staffing, Inc.  Pursuant to the Agreement, SMF received a payment of $1,050,000 during the quarter ended December 31, 2009.  The payment was treated as a partial recovery of the professional fees incurred in connection with the lawsuit, with no gain or loss recognized for the settlement.  The Company expensed $466,000 of these professional fees during the fiscal year ended June 30, 2010.  The recovery of these professional fees and the year to date litigation costs have been recorded as part of the selling, general and administrative expenses in the statement of operations.  There was no admission of liability by any of the parties to the lawsuit on account of any of the various claims, counterclaims or third party claims made in the lawsuit.  All claims made by or against the Company in the lawsuit were released as part of the Agreement.

On May 26, 2009, the Company filed a Demand for Arbitration with the American Arbitration Association in Broward County, Florida, under which the Company brought claims against various members of the Harkrider family arising out of the Company’s October 1, 2005 purchase of H & W Petroleum Company, Inc. (“H & W”) from the Harkrider family and H & W’s purchase of certain assets of Harkrider Distributing Company, Inc. (“HDC”) immediately prior to the Company’s purchase of H & W.  In that action, Case No. 32 198 Y 00415 09 (the “Arbitration”), the Company and H & W, which is now the Company’s wholly owned subsidiary, sought damages for breaches of, and indemnification under, the October 1, 2005, Stock Purchase Agreement between various Harkrider family members and the Company and under the September 29, 2005, Asset Purchase Agreement between HDC and various members of the Harkrider family, on the one hand, and H & W on the other, along with various other claims arising from the transaction.  Also on May 26, 2009, H & W filed a second action against various members of the Harkrider family in the District Court in Harris County, Texas, Civil Action No. 2009-32909 (the “Harris County Action”), seeking damages and declaratory relief for various breaches of H & W’s lease of its Houston, Texas facility by H & W’s landlord, the Harkrider Family Partnership, and other related claims.  On June 24, 2009, the parties to the Arbitration and the Harris County Action agreed that all of the claims brought in the Arbitration would be dismissed and all of those claims would be added to the Harris County Action.  On June 29, 2009, in accordance with the stipulation of the parties to consolidate the Arbitration with the Harris County Action, the American Arbitration Association closed the Arbitration.  The Harris County Action is currently in the discovery phase but the case is inactive, since the parties have entered into a standstill agreement while they engage in settlement discussions.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

13.         RELATED PARTY TRANSACTIONS

The Company paid $78,000 and $80,000 pursuant to ordinary commercial terms, for each of the years ended June 30, 2010 and 2009, to a provider of investor relations and public relations services whose chief executive officer is a member of the Company’s Board of Directors.

The Company is obligated to the former owners of H & W under four operating leases, three of which, as extended, expire on September 30, 2015 covering property utilized for certain of the Company’s operating facilities.  See Operating Leases in Note 12 – Commitments and Contingencies.  While these leases were negotiated at arms’ length prior to the acquisition of H & W, after the acquisition, one of the former owners of H & W who leased the facilities to the Company was employed as an officer of, and then a consultant to the Company, until November 10, 2008.

The Company’s officers and directors that participated in the Company’s private offerings of the Series A Preferred Stock and Existing Unsecured Notes also participated in the Recapitalization.  See Note 4 – June 2009 Recapitalization.