Form 10-Q
period 2010-09-30
SMF ENERGY CORP
filed 2010-11-15
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 10, 2010 there were 8,527,336 shares of the registrant’s common stock outstanding.

SMF ENERGY CORPORATION

FORM 10-Q

INDEX

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share and per share data)

	September 30, 2010	June 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77	$115
Accounts receivable, net of allowances of $970 and $1,025	16,176	17,530
Inventories, net of reserves of $89 and $98	2,051	1,744
Prepaid expenses and other current assets	359	644
Total current assets	18,663	20,033
Property and equipment, net of accumulated
depreciation of $17,441 and $16,947	6,862	7,226
Identifiable intangible assets, net of accumulated
amortization of $1,880 and $1,790	1,573	1,662
Goodwill	228	228
Deferred debt costs, net of accumulated amortization of $209 and $169	315	355
Other assets	74	74
Total assets	$27,715	$29,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$5,742	$6,896
Current portion of term loan	1,000	1,000
Accounts payable	6,358	7,301
Accrued expenses and other liabilities	3,583	3,191
Total current liabilities	16,683	18,388
Long-term liabilities:
Term loan, net of current portion	2,833	3,083
Promissory notes	800	800
Other long-term liabilities	247	251
Total liabilities	20,563	22,522
Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 Series A shares
authorized, 0 issued and outstanding	-	-
Preferred stock, $0.01 par value; 2,000 Series B shares
authorized, 0 issued and outstanding	-	-
Preferred stock, $0.01 par value; 2,000 Series C shares
authorized, 0 issued and outstanding	-	-
Preferred stock, $0.01 par value; 5,000 Series D shares
authorized, 599 issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized;
8,594,814 issued and 8,565,667 outstanding and 8,557,314 issued and outstanding, respectively	86	86
Treasury stock (at cost) 29,147 and 0, respectively	(39)	-
Additional paid-in capital	36,678	36,657
Accumulated deficit	(29,573)	(29,687)
Total shareholders’ equity	7,152	7,056
Total liabilities and shareholders’ equity	$27,715	$29,578

The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s, except per share data)

	Three Months Ended September 30,
	2010	2009

Petroleum product sales and service revenues	$45,057	$38,125
Petroleum product taxes	6,004	5,561
Total revenues	51,061	43,686

Cost of petroleum product sales and service	41,219	34,028
Petroleum product taxes	6,004	5,561
Total cost of sales	47,223	39,589

Gross profit	3,838	4,097

Selling, general and administrative expenses	3,492	3,839

Operating income	346	258

Interest expense	(223)	(230)
Interest and other income	2	-

Income before income taxes	125	28

Income tax expense	(11)	(8)
Net income	$114	$20

Basic and diluted net income per share computation:
Net income per share attributable to common shareholders:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average common shares outstanding:
Basic	8,549	8,248
Diluted	8,683	8,681

The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed unaudited consolidated statements of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

	Three Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114	$20
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization:
Cost of sales	266	236
Selling, general and administrative	318	320
Amortization of deferred debt costs	40	42
Amortization of stock-based compensation	21	133
Write-off of unamortized acquisition costs	-	187
Inventory reserve provision (recovery)	(9)	7
Provision for doubtful accounts	(5)	25
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,359	792
Increase in inventories, prepaid expenses and other assets	(14)	(65)
Decrease in accounts payable and other liabilities	(573)	(930)
Net cash provided by operating activities	1,517	767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(86)	(42)
Net cash used in investing activities	(86)	(42)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	53,472	45,916
Repayments of line of credit	(54,626)	(46,320)
Principal payments on term loan	(250)	(167)
Repurchase of common stock	(39)	-
Payment of preferred stock dividends	(13)	-
Capital lease payments	(13)	(17)
Net cash used in financing activities	(1,469)	(588)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38)	137

CASH AND CASH EQUIVALENTS, beginning of period	115	123

CASH AND CASH EQUIVALENTS, end of period	$77	$260

(Continued)

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Continued)	Three Months Ended September 30,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$220	$176

Cash paid for income tax	$40	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Capital leases	$45	$22

The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed unaudited consolidated statements of cash flows.

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

At September 30, 2010, the Company was conducting operations through 34 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any subsequent period or the fiscal year ending June 30, 2011.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the United States Securities and Exchange Commission (the “2010 Form 10-K”).

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	CASH AND CASH EQUIVALENTS

During the first quarter of fiscal 2011, the Company paid down $1.2 million on its line of credit payable.  Total cash and cash availability was approximately $3.3 million and $4.6 million at September 30, 2010 and June 30, 2010, respectively and was approximately $4.3 million on November 10, 2010.  Total cash and cash availability includes cash and cash equivalents as presented in the Company’s balance sheet and cash available to the Company through its line of credit, described in Note 5 – Line of Credit Payable.

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

4.	OUTSTANDING SHARES AND NET INCOME PER SHARE

As of Sempember 30, 2010 there were 8,594,814 issued shares of the Company's common stock of which 29,147 shares were held in treasury, resulting in 8,565,667 outstanding shares.  Included in the issued and outstanding shares were 31,500 shares of restricted shares which were issued on September 23, 2010.  The weighted average common shares used to calculate basic earnings per share does not include the restricted shares.  The restricted shares are evaluated under the treasury method for their dilutive effect.   Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net earnings attributable to common shareholders by the weighted-average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  Conversion or exercise of the potential common shares is not reflected in diluted earnings per share unless the effect is dilutive.  The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the if-converted and the treasury stock method, as applicable.  In determining whether outstanding stock options, restricted stock, and common stock warrants should be considered for their dilutive effect, the average market price of the common stock for the period has to exceed the exercise price of the outstanding common share equivalent.

Diluted net income per share for the three months ended September 30, 2010 and 2009, was diluted by additional common stock equivalents as follows (in thousands):

	For the Three Months ended,
	September 30, 2010	September 30, 2009

Incremental shares due to stock options
awarded to employees and directors	1	2
Incremental shares due to preferred stock
conversion rights	133	431
Total dilutive shares	134	433

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Anti-dilutive common stock equivalents outstanding and not included in the computation of diluted net income per common share consisted of (in thousands):

	For the Three Months ended,
	September 30, 2010	September 30, 2009

Stock options	413	410
Common stock warrants	141	141
Promissory note conversion rights	89	89
Restricted shares	32	-
Total common stock equivalents outstanding	675	640

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	For the Three Months ended,
	September 30, 2010			September 30, 2009
		Weighted			Weighted
		Average			Average
		Common	Per Share		Common	Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic net income per share attributable
to common shareholders	$114	8,549	$0.01	$20	8,248	$0.00

Effect of dilutive securities:
Stock options	-	1		-	2
Preferred stock conversion rights	-	133		-	431

Diluted net income per share attributable
to common shareholders	$114	8,683	$0.01	$20	8,681	$0.00

5.	LINE OF CREDIT PAYABLE

The Company has a $25.0 million loan facility, comprised of a three year $20.0 million asset based lending revolving line of credit coupled with a $5.0 million, 60 month, fully amortized term loan.  The Company’s $20.0 million line of credit has a maturity date of July 1, 2012 and permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined.  Outstanding stand-by letters of credit reduce the maximum amount available for borrowing.  Outstanding borrowings under the loan facility are secured by substantially all Company assets.

Interest is payable monthly based on a LIBOR rate and a pricing matrix.  At September 30, 2010, the interest rate for the line of credit was 4.00%.  This rate was priced using a minimum LIBOR floor of 0.75%, plus the applicable margin of 3.25%.  The applicable margin is determined quarterly based on a predetermined fixed charge coverage ratio pricing matrix with the applicable margins ranging from 3.00% to 3.75%.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010 and June 30, 2010, the Company had outstanding borrowings of $5.7 million and $6.9 million, respectively, under its line of credit which does not include stand-by letters of credit which reduces the availability.  The line of credit is classified as a current liability in accordance with ASC 470, Debt. Based on eligible receivables and inventories, and reduction from letters of credit outstanding at September 30, 2010 and June 30, 2010, the Company had $3.2 million and $4.6 million of cash availability under the line of credit, respectively.

The Company’s line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants.  At September 30, 2010, the financial covenants included a minimum daily availability of $250,000, a fixed charge coverage ratio of 1.1 to 1.0, and a capital expenditure limitation for fiscal year 2011 of $750,000.  At September 30, 2010 and June 30, 2010, the Company had a sublimit of $1.75 million, on both dates, for which letters of credit could be issued.  At September 30, 2010 and June 30, 2010, $1.5 million had been issued in letters of credit, for both periods.   On October 14, 2010, the Company reduced its issued letters of credit to $1.150 million.

The Company’s loan agreement for the line of credit and the Term Loan requires the Company to obtain the consent of the lender prior to incurring additional debt, paying any cash dividends or distributions, or entering into mergers, consolidations or sales of assets outside the ordinary course of business.  Failure to comply with one or more of the covenants in the future could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition.  At September 30, 2010, the Company was in compliance with its covenants under the loan facility agreement.

6.	LONG-TERM DEBT (INCLUDES TERM LOAN AND PROMISSORY NOTES)

Long-term debt consists of the following (in thousands):

	As of
	September 30, 2010	June 30, 2010
June 2009 term loan (the “Term Loan”), fully amortized, 60 monthly principal payments of approximately $83,333 commencing on August 1, 2009; variable interest due monthly, 4.75% at September 30, 2010; secured by substantially all Company assets. For additional details, see below.	$3,833	$4,083

June 2009 unsecured convertible subordinated promissory note (the “June 2009 Note”) (5.5% interest due semi-annually, January 15 and July 15, beginning January 15, 2011; interest accrued for the first 13 months was deferred and paid on August 12, 2010); matures July 1, 2014 in its entirety. For additional details, see below.	800	800

Total long-term debt	4,633	4,883

Less: current portion (Term Loan)	(1,000)	(1,000)

Long-term debt, net	$3,633	$3,883

On June 29, 2009, as a result of the Recapitalization, the Company restructured all of its debt and equity.  In connection therewith, the Company and its principal lender, Wachovia Bank, N.A. (the “Bank”), amended the Company’s existing $25.0 million loan agreement to provide for a $25.0 million loan facility, which included $5.0 million fully amortized 60 month term loan (the “Term Loan”).  The proceeds of the Term Loan were used to pay down $4.867 million of the August 2007 Notes and $125,000 of the September 2008 Notes.  The interest on the Term Loan is payable monthly and the interest rate is based on a pricing matrix with margins of 3.75% to 4.50% over the LIBOR lending rate determined by the Company meeting certain EBITDA to fixed charge coverage ratios, as defined.  At September 30, 2010, the interest rate was 4.75%.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Also in connection with the Recapitalization, the Company extinguished $800,000 of the August 2007 Notes through the issuance of a 5.5% interest only, unsecured convertible subordinated promissory note in the principal amount of $800,000 (the “June 2009 Note”).  The June 2009 Note is subordinated to all other existing debt of the Company, including any amounts owed now or in the future to our principal lender.  The holder of the June 2009 Note entered into a debt subordination agreement (the “Subordination Agreement”) with the Company and our principal lender, whereby it expressly subordinated its rights under the June 2009 Note to our principal lender.

The principal balance of the June 2009 Note is due at maturity on July 1, 2014.  Subject to the limitations in the Subordination Agreement, interest will be paid semi-annually, except that the interest payment for the first thirteen months was paid on August 12, 2010.  Thereafter, starting January 15, 2011, semi-annual interest payments will be scheduled on or about each January 15th and July 15th.  The amounts due under the June 2009 Note will become due and payable upon the occurrence of customary events of default, provided, however, that the deferral of any payment in accordance with the Subordination Agreement will not constitute an event of default.  If permitted under the Subordination Agreement, the Company may pre-pay the June 2009 Note, in whole or in part, without prepayment penalty or premium.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	SHAREHOLDERS’ EQUITY

The following reflects the change in shareholders’ equity for the three months ended September 30, 2010 (in thousands, except share data):

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance at June 30, 2010	-	$-	-	$-	-	$-	599	$-	8,557,314	$86	$36,657	$(29,687)	$-	$7,056
Net income	-	-	-	-	-	-	-	-	-	-	-	114	-	114

Repurchase of common stock	-	-	-	-	-	-	-	-	-	-	-	-	(39)	(39)

Issuance of vested restricted shares	-	-	-	-	-	-	-	-	6,000	-	8	-	-	8

Issuance of unvested restricted shares	-	-	-	-	-	-	-	-	31,500	-	-	-	-	-

Stock-based compensation amortization expense	-	-	-	-	-	-	-	-	-	-	13	-	-	13
Balance at September 30, 2010	-	$-	-	$-	-	$-	599	$-	8,594,814	$86	$36,678	$(29,573)	$(39)	$7,152

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Repurchase Program

On July 28, 2010, the Board of Directors of the Company approved a share repurchase program (the “Program”) under which the Company may elect to purchase up to five percent of its outstanding capital stock, or approximately 435,000 shares of common stock or common stock equivalents, with available cash to the extent permitted by its revolving line of credit with its principal lender.

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

During the first quarter of fiscal 2011, the Company purchased an aggregate of 29,147 shares of the Company’s common stock for an aggregate amount of approximately $39,000 at an average cost of $1.29 per share.  These shares and their corresponding cost is reflected as Treasury Stock in the Shareholders’ Equity section of the Balance Sheet. During the second quarter of fiscal 2011, the Company has continued making purchases of its common stock.

Shared-Based Compensation

The Company currently has the authority to grant stock options to employees and others under its 2009 Equity Incentive Plan which currently has 2,004 options outstanding.  The Company no longer grants stock options under its 2000 Employee Stock Option Plan (“2000 Plan”) but stock options to purchase 325,573 shares of Common Stock remain outstanding under the 2000 Plan.  Options granted under the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant.  As of September 30, 2010, 311,394 of the 325,573 options that remain outstanding under the 2000 Plan are vested and exercisable.

The Company also no longer grants any stock options under its Directors Stock Options Plan but stock options to purchase 85,777 shares of Common Stock remain outstanding under the Directors Plan.  All outstanding stock options under the Directors Plan are fully vested and presently exercisable.

In September 2009, the exercise prices of all outstanding employee stock options previously granted under the 2000 Plan were amended by the Compensation Committee of the Company’s Board of Directors to have an exercise price of $2.48 per share (the “Amendments”), which  was $0.77 above the $1.71 official closing price on the Nasdaq Capital Market on the last trading day before the Amendments.  The Amendments did not change the vesting schedules or any of the other terms of the respective stock options.  As a result of the repricing of the options effected by the Amendments, the Company incurred a non-cash charge of $93,000 to stock-based compensation amortization expense during the first quarter of fiscal year 2010 and an additional $5,000 which is being amortized over the remaining vesting period of the related options.  The Amendments affected 31 employees holding 327,614 stock options on June 30, 2009.

In September 2010, the Company issued 6,000 shares of restricted and fully vested shares to each of the six non-employee members of the Board of Directors under the Company’s 2009 Equity Incentive Plan.  These shares were valued at $1.40 per share, the market closing price on the last trading day prior to their issuance.  Also in September 2010, the Company issued 31,500 shares of unvested restricted stock to the Company’s Chairman, Chief Executive Officer and President, which were valued at $1.31 per share, the market closing price on the last trading day prior to their issuance.  These shares will vest when the Chief Executive Officer’s 111,113 stock options expire on December 21, 2010, and their cost is being recognized ratably as stock-based compensation expense over their vesting period.

During the three months ended September 30, 2010, and September 30, 2009, the Company recorded amortization of share-based compensation expense related to the stock option plans and the restricted shares for an aggregate of $21,000 and $133,000, respectively.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	CONTINGENCIES

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities.  Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of September 30, 2010.  Therefore no contingency gains or losses have been recorded as of September 30, 2010.

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

9.	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Transfers of Financial Assets
(Included in ASC 860 “Transfers and Servicing”, previously FAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to FAS No. 140”)

In June 2009, the FASB issued FAS Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment to FAS No. 140” (“FAS No. 166”).  FAS No. 166 eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets including limiting the circumstances in which a company can derecognize a portion of a financial asset, and requires additional disclosures.  FAS No. 166 is effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  The Company’s adoption of this standard in the first quarter of fiscal 2011 had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement and Disclosures Topic 820 – Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurement and Disclosures Topic 820 – Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”), which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The new disclosures and clarification of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company’s adoption of the ASU No. 2010-06 in the first quarter of fiscal 2011 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report, including but not limited to this Item 2 and the notes to the condensed consolidated financial statements in Item 1, contains “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  A number of important factors may affect our actual results and could cause them to differ significantly from those expressed in any forward-looking statement.  In addition to the Risk Factors included in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the United States Securities and Exchange Commission, the inaccuracy of any of the following assumptions could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

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

OUR BUSINESS

We are a supplier of specialized transportation and distribution services for petroleum products and chemicals.  We provide commercial mobile and bulk fueling, lubricant and chemical distribution, emergency response services and transportation logistics to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries.  At September 30, 2010, the Company was conducting operations through 34 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

OVERVIEW

We begin fiscal 2011 with an expected positive trend of financial performance, achieving during the first quarter of fiscal 2011, net income of $114,000, operating income of $346,000, and EBITDA1, a non-GAAP measure, of $953,000 compared to net income of $20,000, operating income of $258,000 and EBITDA of $1.1 million a year ago.  While the economic environment continues to be challenging, we have increased our volumes by 6% from 16.9 million during the first quarter of fiscal 2010 to 17.9 million during the first quarter this fiscal year.  The increase in volumes is primarily the result of the expansion into three new markets that we initiated during the second quarter of last year.  We continue to seek new customers in our existing markets, and expansion of our services to our existing customers in markets where we may not be currently serving them.  Additionally, since we have yet to see any recovery of the 14% drop off in demand from existing customers that we saw the fall of 2008, we continue to believe that, when the economy strengthens, the resulting growth in the business of those existing customers will result in further volume increases for us.

We achieved net margin of $4.1 million and net margin per gallon of 22.9 cents during the first quarter of fiscal 2011 compared to $4.3 million, and 25.6 cents, respectively, a year ago.  The $230,000 decrease in net margin was primarily due to higher repair and maintenance expenses of our fleet, which is also the principal cause of the $181,000 decrease in EBITDA.  These higher expenses help explain why we have recently invested in new trucks and equipment to modernize and increase the size of our fleet.  The new trucks will create additional capacity, permitting us to expand in new or existing markets, reduce our repair and maintenance costs, improve fleet fuel economy and satisfy new emission standards.

During the first quarter of this fiscal year, we offset the lower net margin with a decrease in selling, general and administrative expenses, which were $347,000 lower when compared to the prior year, due to the lack of unamortized acquisition costs and lower legal expenses, property taxes and other fees in fiscal 2011.

At September 30, 2010, our balance sheet remained strong, as evidenced by our debt to equity ratio of 1.5 this quarter compared to 1.7 at June 30, 2010.  We continue to reduce our long term debt, paying down an additional $250,000 of our term loan this quarter.  Our fixed coverage ratio as of September 30, 2010 was 1.61 and 1.66 as of September 30, 2009, well above the 1.1 required by our bank covenants1.  During the most recent trailing twelve months ended September 30, 2010, we made increased capital expenditures to further improve our business operations.  Our trailing twelve months EBITDA exceeded the trailing twelve months fixed charges by $1.5 million at both September 30, 2010 and 2009.

1 EBITDA, fixed charges and fixed coverage ratio are non-GAAP measures within the meaning of SEC Regulation G.  See "Non-GAAP Measures and Definitions" below.

We recently began a stock repurchase program, and during the first quarter of 2011, we purchased 29,147 shares of our common shares for an aggregate amount of approximately $39,000.  We are authorized to purchase up to $840,000 of capital stock.  We have continued making purchases pursuant to the program during the second quarter of fiscal 2011 and intend to continue doing so, subject to limitations imposed by law, since we believe that the cost for the acquisition of our shares, at current prices of our common shares, is a reasonable and prudent allocation of our financial resources.

Our net income is reduced by a series of charges that do not represent cash outlays during the period.  We are reporting net income for the first quarter of fiscal 2011 of $114,000.  The $114,000 net income included $631,000 in non-cash charges, such as depreciation and amortization of assets, debt costs, stock-based compensation, slow moving inventory reserve, and provision for doubtful accounts.  Additionally, the net income also included stated interest expense associated with servicing of our debt of $223,000, legal expenses of $186,000 and public company costs of $221,000.

The following table presents certain operating results for the last eight sequential quarters (in thousands, except net margin per gallon):

	For the Three Months Ended,
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2009	2009	2009	2009	2008

Revenues	$51,061	$53,704	$49,152	$46,305	$43,686	$39,884	$34,982	$45,112
Gross profit	$3,838	$4,320	$3,398	$3,381	$4,097	$3,539	$3,790	$3,292
Selling, general and
administrative	$3,492	$3,678	$3,555	$2,673	$3,839	$3,401	$3,455	$3,267
Operating income (loss)	$346	$642	$(157)	$708	$258	$138	$335	$25
Interest expense and
other income, net	$(221)	$(215)	$(254)	$(255)	$(230)	$(454)	$(570)	$(677)
Non-cash ASC 470-20
(formerly FAS No. 84)
inducement on extinguishment [2]	$-	$-	$-	$-	$-	$(1,651)	$-	$-
Gain on extinguishment
of promissory notes	$-	$-	$-	$-	$-	$27	$-	$-
Net income (loss)	$114	$419	$(419)	$445	$20	$(1,948)	$(243)	$(660)
Less: Non-cash write-off of
unamortized acquisition costs	$-	$-	$-	$-	$187	$-	$-	$-
Less: Non-cash stock options
repricing costs	$-	$-	$-	$-	$93	$-	$-	$-
Less: Non-cash ASC 470-20
(formerly FAS No. 84)
inducement on extinguishment [1]	$-	$-	$-	$-	$-	$1,651	$-	$-
Adjusted net income (loss)
before non-cash, non-recurring
charges [1]	$114	$419	$(419)	$445	$300	$(297)	$(243)	$(660)

EBITDA [1]	$953	$1,189	$398	$1,289	$1,134	$876	$974	$690

Net margin	$4,103	$4,529	$3,616	$3,609	$4,333	$3,795	$4,027	$3,534
Net margin per gallon [1]	$0.23	$0.25	$0.21	$0.21	$0.26	$0.23	$0.25	$0.21
Gallons sold	17,912	18,385	17,382	16,956	16,945	16,709	16,041	16,602

1 Non-GAAP measure.  See “Non-GAAP Measures and Definitions” below.

2 See “Non-GAAP Measures and Definitions” below.

Non-GAAP Measures and Definitions

EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  To the extent that gain and the non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment of promissory notes constitutes the recognition of previously deferred interest or finance cost, it is considered interest expense for the calculation of certain interest expense amounts.  Both stock-based compensation amortization expense and the write-off of unamortized acquisition costs are considered amortization items to be excluded in the EBITDA calculation.  We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities, allowing meaningful analysis of the performance of our core cash operations.

The following table reconciles EBITDA (non-GAAP measure) to the reported Net income (loss) for each of the eight quarterly periods presented above (in thousands):

	For the Three Months Ended,
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2009	2009	2009	2009	2008

Net income (loss)	$114	$419	$(419)	$445	$20	$(1,948)	$(243)	$(660)
Add back:
Interest expense	223	227	260	261	230	545	575	680
Income tax expense	11	8	8	8	8	8	8	8
Depreciation and amortization
expense within:
Cost of sales	266	208	218	228	236	254	239	242
Selling, general and
administrative expenses	318	316	316	316	320	344	334	342
Stock-based compensation expense	21	11	15	31	133	49	61	78
Write-off of unamortized
acquisition costs	-	-	-	-	187	-	-	-
Non-cash ASC 470-20
(formerly FAS No. 84)
inducement on extinguishment	-	-	-	-	-	1,651	-	-
Gain on extinguishment
of promissory notes	-	-	-	-	-	(27)	-	-
EBITDA	$953	$1,189	$398	$1,289	$1,134	$876	$974	$690

Adjusted net income (loss) before non-cash, non-recurring charges is a non-GAAP measure that demonstrates the economic performance of the Company before the impact of charges that do not reflect the ongoing performance of its operations, such as the non-cash accounting charge of $1.7 million in the fourth quarter of fiscal 2009 resulting from the Company’s June 2009 recapitalization, non cash stock option repricing costs and the write-off incurred in the first quarter of fiscal 2010 as the result of a new accounting ruling was applied.  We believe that this is a meaningful non-GAAP representation of the ongoing performance of the operations.

The following table reconciles Adjusted net income (loss) before non-cash, non-recurring charges (non-GAAP measure) to the reported Net income (loss) for each of the eight quarterly periods presented above (in thousands):

	For the Three Months Ended,
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2009	2009	2009	2009	2008

Net income (loss)	$114	$419	$(419)	$445	$20	$(1,948)	$(243)	$(660)
Less: Non-cash write-off of
unamortized acquisition costs	$-	$-	$-	$-	$187	$-	$-	$-
Less: Non-cash stock options
repricing costs	$-	$-	$-	$-	$93	$-	$-	$-
Less: Non-cash ASC 470-20
(formerly FAS No. 84)
inducement on extinguishment	$-	$-	$-	$-	$-	$1,651	$-	$-
Adjusted net income (loss)
before non-cash, non-recurring
charges	$114	$419	$(419)	$445	$300	$(297)	$(243)	$(660)

Fixed charges and fixed coverage ratio are non-GAAP measures that are used by our principal lender and others to help assess the Company’s ability to satisfy cash payments other than those made for operating activities.  Fixed charges are comprised of repayments of principal on debt, purchases of property and equipment, cash paid for interest, payments for dividends and repurchases of stock.  The fixed charge coverage ratio is used to measure the extent to which EBITDA exceeds the cash requirements, or fixed charges, of the business.  These measurements are made on a rolling trailing twelve month basis.

The following table reconciles fixed charges and fixed coverage ratio (non-GAAP measures) to the Net income (loss) for each of the trailing twelve months ended September 30 (in thousands):

	Trailing Twelve Months Ended September 30,
	2010	2009

Net income (loss)	$559	$(2,831)
Add back:
Interest expense	971	2,030
Income tax expense	35	32
Depreciation and amortization expense within:
Cost of sales	920	971
Selling, general and administrative expenses	1,266	1,340
Stock-based compensation amortization expense	78	321
Write-off of unamortized acquisition costs	-	187
Non-cash ASC 470-20 (formerly FAS No. 84) inducement on
extinguishment	-	1,651
Gain on extinguishment of promissory notes	-	(27)
EBITDA	$3,829	$3,674

Less fixed charges:
Principal payments on term and promissory notes	1,000	5,160
Purchases of property and equipment	459	187
Capital lease payments	58	63
Cash paid for interest	809	1,452
Payment of dividends	13	390
Principal and interest payments made as a result of the Recapitalization	-	(5,045)
Repurchase of common shares	39	-
Total fixed charges	$2,378	$2,207

Difference (EBITDA less fixed charges)	$1,451	$1,467

Fixed charge coverage ratio (EBITDA divided by fixed charges)	1.61	1.66

Net margin per gallon is calculated by adding gross profit to the cost of sales depreciation and amortization and dividing that sum by the number of gallons sold.

Non-cash ASC 470-20 inducement on extinguishment is a non-cash charge we incurred as a result of the June 29, 2009 Recapitalization.  The Company extinguished a portion of the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of approximate 1.2 million shares and approximate 278,000 shares, respectively, at the negotiated price of $1.71 per share, which was greater than the $1.67 per share closing bid price the day prior to the Recapitalization, but lower than the conversion price applicable to the convertible debt instruments, which resulted in the issuance of more shares in the exchange than would have been issued upon a conversion.  The  prevalent interpretation of ASC 470-20 is that an inducement occurs any time when additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or economic intent of the parties to the transaction.  As a result, irrespective of the economic reality of the transaction, ASC 470-20 required the recording of a non-cash “conversion inducement” charge of $1.7 million, based on the difference between the approximate aggregate 471,000 common shares issuable to the applicable note holder under the original conversion rights that existed upon a conversion and the approximate 1.5 million common shares exchanged at $1.71 cents in the transaction that extinguished all of the Notes.  This non-cash charge is deemed a financing expense to extinguish the Notes.  To the extent that the ASC 470-20 inducement on extinguishment of promissory notes constitutes the recognition of a finance cost, it is considered interest expense for the calculation of EBITDA and other interest expense amounts.

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

Comparison of Three Months Ended September 30, 2010 (“first quarter of fiscal 2011”) to Three Months Ended September 30, 2009 (“first quarter of fiscal 2010”)

Revenues

Revenues were $51.1 million in the first quarter of fiscal 2011, as compared to $43.7 million in the same period of the prior year, an increase of $7.4 million, or 17%.  Price variances in market prices of petroleum products provided $4.6 million of the increase in revenues.  The $2.8 million remainder of the increase is due to a 6% increase in gallons sold compared to a year ago as a result of the stabilization in the demand for our services from existing customers and an increase in new customer business.  We remain optimistic that we can maintain or increase present volume levels by continuing to attract new customers.

Gross Profit

Gross profit was $3.8 million in the first quarter of fiscal 2011, as compared to $4.1 million in the same period of the prior year, a decrease of $259,000, or 6%.  The net margin per gallon for the first quarters of fiscal 2011 and 2010 was 22.9 cents and 25.6 cents, respectively, a decrease of 2.7 cents.  The decrease in gross profit and net margin per gallon is attributed primarily to an increase in direct operating expenses, mostly related to an increase of $175,000 in repairs and maintenance of our fleet and an increase of $62,000 in employee expenses attributable to additional operations management personnel.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $3.5 million in the first quarter of fiscal 2011 and $3.8 million in the first quarter of fiscal 2010, a decrease of $347,000, or 9%.  The decrease in SG&A is primarily due to the write-off of $187,000 of unamortized acquisition costs that we incurred last year as a result of the adoption of ASC 805, lower professional fees of $119,000 this year, and lower property taxes and other fees of $37,000 in fiscal 2011.

Interest Expense

Interest expense was $223,000 in the first quarter of fiscal 2011, as compared to $230,000 in the same period of the prior year, a decrease of $7,000.  Our interest rate terms remain basically the same for both periods, which is currently around 4.5%.

The components of interest expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Stated Rate Interest Expense:
Line of credit	$116	$110
Long-term debt	59	69
Other	8	9
Total stated rate interest expense	183	188

Non-Cash Interest Amortization:
Amortization of deferred debt costs	40	42

Total interest expense	$223	$230

Income Taxes

State income tax expense of $11,000 and $8,000 was recorded for the first quarters of fiscal 2011 and 2010, respectively.  No federal income tax expense was recorded for these periods.  The federal net operating loss carryforward at September 30, 2010 was $29.5 million, which includes a $2.2 million net operating loss carryforward acquired in connection with the H & W acquisition.  Although net income was generated in the first quarters of fiscal 2011 and 2010, there is no provision for federal income taxes due to the availability of net operating loss carryforwards.  The $9.1 million net deferred tax asset remains fully reserved at September 30, 2010.

Net Income

 Net income was $114,000 in the first quarter of fiscal 2011, as compared to net income of $20,000 in the same period in the prior year.  The $94,000 or 470% increase was primarily attributable to the lower selling, general and administrative expenses of $347,000 described above.  The decrease in SG&A was offset by the lower gross profit of $259,000.

EBITDA

EBITDA was $953,000 in the first quarter of fiscal 2011, as compared to $1.1 million in the same period of the prior year, a decrease of $181,000, or 16%.  The decrease was primarily due to the decrease in gross profit, partially offset by the reduction in selling, general and administrative expenses.

The reconciliation of EBITDA to Net income for the first quarters of fiscals 2011 and 2010 was as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009

Net income	$114	$20
Add back:
Interest expense	223	230
Income tax expense	11	8
Depreciation and amortization expense within:
Cost of sales	266	236
Selling, general and administrative expenses	318	320
Stock-based compensation amortization expense	21	133
Write-off of unamortized acquisition costs	-	187
EBITDA	$953	$1,134

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

Capital Resources and Liquidity

At September 30, 2010, we had total cash and cash availability of $3.3 million, which consisted of cash and cash equivalents of $77,000 and additional cash availability of approximately $3.2 million through our line of credit.  As of November 10, 2010, our cash and cash availability was approximately $4.3 million.  We are able to draw on our line of credit on a daily basis subject to debt covenant requirements.

At September 30, 2010, our trailing twelve months EBITDA was $3.8 million and our fixed charge coverage ratio was 1.61 and the trailing twelve months EBITDA after fixed charges was $1.5 million.  We have a $9.1 million deferred tax asset at September 30, 2010 that remains fully reserved but we have used approximately $1.0 million of the net operating loss carryforward to offset taxable income due in the last two years.

We have recently ordered new trucks on order to modernize and increase the size of our fleet.  This additional equipment will generate expanded capacity to our system, help us improve fuel economy and satisfy new emission standards, give us further opportunity to expand in new markets and reduce our repairs and maintenance.  Our principal lender has given us approval to incur up to $2.0 million in new debt to finance this fleet expansion, conditioned upon our continuing satisfaction of specified financial thresholds.

On July 28, 2010, our Board of Directors  approved a share repurchase program (the “Program”) under which we may elect to purchase up to five percent of our outstanding capital stock, or approximately 435,000 shares of common stock or common stock equivalents.  Repurchases of capital stock, including shares of common stock and Series D convertible preferred stock, may be made on the open market at prevailing market prices or in block trades, subject to the restrictions relating to volume, price, and timing set forth in Securities Exchange Act of 1934 Rule 10b-18, or in privately negotiated transactions.  We will fund the repurchases from our available cash under our revolving line of credit with our principal lender.  During the first quarter of fiscal 2011, we began the Program by purchasing 29,147 shares of our common stock for an aggregate purchase price of approximately $39,000.  We have made additional purchases pursuant to the Program during the second quarter of fiscal 2011 and intend to continue doing so.

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

We do not believe that our purchases of capital stock under the Program will meaningfully impair our capital resources or our ability to support the cash needs of our business.  Moreover, while there can be no certainty in today’s volatile and uncertain economy, we believe that, as a result of the current trend and last year’s net income, EBITDA and cash flow as well as the June 2009 Recapitalization, we have established adequate credit enhancements to meaningfully respond to potential increases in volumes, irrespective of whether they are accompanied by fuel price increases.

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

Interest is payable monthly based on a pricing matrix.  At September 30, 2010, the interest rate for the line of credit was 4.0%.  This rate was priced using a minimum LIBOR floor of 0.75%, plus the applicable margin of 3.25%.  The applicable margin is determined quarterly based on a predetermined fixed charge coverage ratio pricing matrix with the applicable margins ranging from 3.00% to 3.75%.

 As of September 30, 2010, we have outstanding letters of credit for an aggregate amount of $1.5 million.  On October 14, 2010, we reduced our issued letter of credit to $1.150 million.  These letters of credit were issued so that we could obtain better purchasing terms and pricing than were otherwise available in certain markets.  The letters of credit have twelve-month expirations and renew automatically.  No amounts have been drawn on any of the letters of credit; however, as described above, outstanding letters of credit reduce our cash availability under our line of credit facility.

As of September 30, 2010 and June 30, 2010, we had outstanding borrowings of $5.7 million and $6.9 million, respectively, under our line of credit. Outstanding borrowings under the line of credit are classified as a current liability in accordance with ASC 470, Debt.  Based on eligible receivables and inventories, and letters of credit outstanding at September 30, 2010 and June 30, 2010, we had $3.2 million and $4.6 million respectively, of cash availability under the line of credit.

The term loan, with an original amount of $5.0 million is fully amortized, 60 monthly principal payments of approximately $83,333 commencing on August 1, 2009 with variable interest due monthly (4.75% at September 30, 2010) is secured by substantially all Company assets.  During the first quarter of fiscal 2011, we have paid down $250,000 of the principal balance, and at September 30, 2010, the outstanding balance was $3.8 million.

In addition to the loan facility described above, we have an $800,000 unsecured 5.5% interest only, subordinated promissory note (the “June 2009 Note”) issued to an existing institutional investor in exchange for $800,000 of one of the Secured Notes during the June 2009 Recapitalization.  The June 2009 Note is subordinated to all our other existing debt, including any amounts owed now or in the future to our principal lender.  The holder of the June 2009 Note entered into a debt subordination agreement (the “Subordination Agreement”) with us and our principal lender, whereby it expressly subordinated its rights under the June 2009 Note to our principal lender.   The principal balance of the June 2009 Note is due at maturity on July 1, 2014.  Subject to the limitations in the Subordination Agreement, interest is payable semi-annually, except that accrued interest payments for the first thirteen months was deferred until, and paid on, August 12, 2010.  Thereafter, starting in 2011, semi-annual interest payments will be made on or about each January 15th and July 15th until maturity.  The amounts due under the June 2009 Note will become due and payable upon the occurrence of customary events of default, provided, however, that the deferral of any payment in accordance with the Subordination Agreement will not constitute an event of default.  If permitted under the Subordination Agreement, we may pre-pay the June 2009 Note, in whole or in part, without prepayment penalty or premium. Twenty-five percent (25%) of the original principal amount of the June 2009 Note, or $200,000, may be converted into shares of our Common Stock at $2.25 per share (the “Conversion Price”) at the option of the noteholder.  The number and kind of securities purchasable upon conversion and the Conversion Price are subject to customary adjustments for stock dividends, stock splits and other similar events.

The June 2009 Recapitalization of all of our debt and equity securities strengthened our balance sheet and financial position, immediately lowering our total debt by $4.5 million, increasing shareholders’ equity by approximately $4.1 million and reducing our debt to equity ratio from approximately 9:1 to 2:1 over the prior year.  The June 2009 Recapitalization reduced our cash interest expense and dividends cash usage, as reflected in our results for fiscal 2010 and the first quarter of fiscal 2011.

We continue to concentrate our efforts on reducing costs and conserving cash availability in order to meet the challenges of the ongoing recession and economic downturn.  We believe the improvements in our balance sheet from the Recapitalization helped us establish credit enhancements in fiscal 2010 and continuing in fiscal 2011 that will permit us to effectively respond to potential increases in volumes and fuel prices.  We have also sought to offset the reduced demand from existing customers by aggressively seeking new customers, including our investment in three new service locations during fiscal 2010.

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

 Cash Flows

During the three months ended September 30, 2010 and 2009, cash and cash equivalents decreased $38,000 and increased $137,000, respectively.

We generated cash from the following sources (in thousands):

	Three Months Ended
	September 30,
	2010	2009

Cash provided by operating activities	$1,517	$767

We used cash primarily for (in thousands):

	Three Months Ended
	September 30,
	2010	2009

Net payments on line of credit payable	$(1,154)	$(404)
Principal payments on term loan	(250)	(167)
Purchases of property and equipment	(86)	(42)
Repurchase of common stock	(39)	-
Capital lease payments	(13)	(17)
Payment of dividends	(13)	-
	$(1,555)	$(630)

Net change in cash and cash equivalents	$(38)	$137

As of September 30, 2010, we had $5.7 million outstanding under our line of credit.  The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying condensed unaudited consolidated statements of cash flows for the three months ended September 30, 2010 include the cumulative activity of the daily borrowings and repayments, $53.5 million and $54.6 million, respectively, under the line of credit.  The net cash borrowings from, or repayments of, the line of credit during the three months ended September 30, 2010 and 2009, respectively, have been included as sources or uses of cash in the tables above.

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

Our sources of cash during the remainder of fiscal 2011 are expected to be cash on hand, cash generated from operations, borrowings under our revolving line of credit, and any other capital sources that may be deemed necessary.  There is no assurance, however, that if additional capital is required, it will be available to us or available on acceptable terms.

Our uses of cash over the next twelve months are expected to be principally for operating working capital needs, maintaining our line of credit,  servicing any principal and interest on our debt, our ongoing stock repurchase program, payment of preferred stock dividends, and costs incurred to expand or enhance our operations including the purchase of new trucks.  Our line of credit with our principal lender matures on July 1, 2012.

Off-Balance Sheet Arrangements

At September 30, 2010, we do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 9 in the footnotes to financial statements included in this Form 10-Q for accounting pronouncements that have been already effective.

Critical Accounting Policies

We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amount of revenues and expenses and other significant areas involving management's judgments and estimates.  On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates.  There were no changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2010, our Board of Directors  approved a share repurchase program (the “Program”) under which we may elect to purchase up to five percent of our outstanding capital stock, or approximately 435,000 shares of common stock or common stock equivalents.  Repurchases of capital stock, including shares of common stock and Series D convertible preferred stock, may be made on the open market at prevailing market prices or in block trades, subject to the restrictions relating to volume, price, and timing set forth in Securities Exchange Act of 1934 Rule 10b-18, or in privately negotiated transactions.  We will fund the repurchases from our available cash under our revolving line of credit with our principal lender.  During the first quarter of fiscal 2011, we began the Program by purchasing 29,147 shares of our common stock for an aggregate purchase price of approximately $39,000.

Stock repurchases for the quarter ended September 30, 2010 were as follows:

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number of	Average price	as part of publicly	may yet be purchased
Period	shares purchased	paid per share	announced programs	under the program
August 1 through August 31, 2010	8,141	$1.24	8,141
September 1 through September 30, 2010	21,006	$1.31	21,006	$579,592
Total	29,147	$1.29	29,147

In September 2010, each of the six non-employee members of the Company’s Board of Directors received a grant of 1,000 shares of restricted stock under the Company’s 2009 Equity Incentive Plan pursuant to an automatic grant program calling for such a grant on the last day of each fiscal quarter.  The Company’s Chairman, Chief Executive Officer and President was granted 31,500 shares of restricted stock that will vest on December 21, 2010, when his existing stock options expire.  These grant were made pursuant to the Company’s 2009 Equity Incentive Plan and were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    REMOVED AND RESERVED

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

  Exhibits

Exhibit No.	Description
10.66	Third amended and Restated Employment Agreement by and between SMF Energy Corporation and Richard E. Gathright executed effective September 23, 2010

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMF ENERGY CORPORATION

November 15, 2010	By:	/s/ Richard E. Gathright
Richard E. Gathright
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Michael S. Shore
Michael S. Shore
Chief Financial Officer, Treasurer and Senior Vice President (Principal Financial Officer)

INDEX OF EXHIBITS

10.66	Third amended and Restated Employment Agreement by and between SMF Energy Corporation and Richard E. Gathright executed effective September 23, 2010

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002