Form 10-Q
period 2010-12-31
SMF ENERGY CORP
filed 2011-02-14
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 9, 2011 there were 8,505,238 shares of the registrant’s common stock outstanding.

SMF ENERGY CORPORATION

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share and per share data)

	December 31, 2010	June 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47	$115
Accounts receivable, net of allowances of $964 and $1,025	17,496	17,530
Inventories, net of reserves of $94 and $98	2,042	1,744
Prepaid expenses and other current assets	367	644
Total current assets	19,952	20,033

Property and equipment, net of accumulated
depreciation of $17,739 and $16,947	7,141	7,226
Identifiable intangible assets, net of accumulated
amortization of $1,919 and $1,790	1,534	1,662
Goodwill	228	228
Deferred debt costs, net of accumulated amortization of $248 and $169	275	355
Other assets	79	74
Total assets	$29,209	$29,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$7,466	$6,896
Current portion of term loan	1,000	1,000
Accounts payable	5,700	7,301
Accrued expenses and other liabilities	3,923	3,191
Total current liabilities	18,089	18,388
Long-term liabilities:
Term loan, net of current portion	2,583	3,083
Promissory notes	800	800
Other long-term liabilities	513	251
Total liabilities	21,985	22,522
Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 Series A shares
authorized, 0 issued and outstanding	-	-
Preferred stock, $0.01 par value; 2,000 Series B shares
authorized, 0 issued and outstanding	-	-
Preferred stock, $0.01 par value; 2,000 Series C shares
authorized, 0 issued and outstanding	-	-
Preferred stock, $0.01 par value; 5,000 Series D shares
authorized, 599 issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized;
8,505,238 and 8,557,314 issued and outstanding	85	86
Additional paid-in capital	36,578	36,657
Accumulated deficit	(29,439)	(29,687)
Total shareholders’ equity	7,224	7,056
Total liabilities and shareholders’ equity	$29,209	$29,578

The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in 000’s, except per share data)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009

Petroleum product sales and service revenues	$46,608	$40,458	$91,665	$78,583
Petroleum product taxes	5,956	5,847	11,960	11,408
Total revenues	52,564	46,305	103,625	89,991

Cost of petroleum product sales and service	42,820	37,077	84,039	71,105
Petroleum product taxes	5,956	5,847	11,960	11,408
Total cost of sales	48,776	42,924	95,999	82,513

Gross profit	3,788	3,381	7,626	7,478

Selling, general and administrative expenses	3,374	2,673	6,866	6,512

Operating income	414	708	760	966

Interest expense	(232)	(261)	(455)	(491)
Interest and other income	10	6	12	6

Income before income taxes	192	453	317	481

Income tax expense	(58)	(8)	(69)	(16)
Net income	$134	$445	$248	$465

Basic and diluted net income per share computation:
Net income per share attributable to
common shareholders:
Basic	$0.02	$0.05	$0.03	$0.06
Diluted	$0.02	$0.05	$0.03	$0.05

Weighted average common shares outstanding:
Basic	8,505	8,557	8,527	8,404
Diluted	8,640	8,781	8,661	8,692

The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed unaudited consolidated statements of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in 000’s)

	For the Six Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$248	$465
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization within:
Cost of sales	446	464
Selling, general and administrative	594	636
Amortization of deferred debt costs	80	87
Amortization of stock-based compensation	70	164
Write-off of unamortized acquisition costs	-	187
Gain from sale of assets	(7)	-
Inventory reserve (recovery) provision	(4)	11
(Decrease) increase to the provision for doubtful accounts	(113)	43
Changes in operating assets and liabilities:
Decrease in accounts receivable	147	710
(Increase) decrease in inventories, prepaid expenses and other assets	(22)	137
Decrease in accounts payable, accrued expenses, and other liabilities	(1,154)	(980)
Net cash provided by operating activities	285	1,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of disposals	(251)	(201)
Proceeds from sale of equipment	22	-
Net cash used in investing activities	(229)	(201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	107,391	94,364
Repayments of line of credit	(106,821)	(95,639)
Principal payments on term loan	(500)	(417)
Repurchase and retirement of common stock	(140)	-
Capital lease payments	(31)	(32)
Payment of preferred stock dividends	(13)	-
Common stock, preferred stock, and warrants issuance costs	(10)	(52)
Debt issuance costs	-	(21)
Net cash used in financing activities	(124)	(1,797)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(68)	(74)

CASH AND CASH EQUIVALENTS, beginning of period	115	123

CASH AND CASH EQUIVALENTS, end of period	$47	$49

      (Continued)

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in 000’s)

(Continued)	For the Six Months Ended December 31,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$402	$382

Cash paid for income tax	$51	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Capital leases	$591	$32

The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed unaudited consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	NATURE OF OPERATIONS

SMF Energy Corporation, a Delaware corporation, (the “Company”) provides petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications, and government services industries.  The Company generates its revenues from commercial mobile and bulk fueling; the packaging, distribution and sale of lubricants; integrated out-sourced fuel management; transportation logistics, and emergency response services.  The Company’s fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems; and distributes a wide variety of specialized petroleum products, lubricants and chemicals to its customers.

The Company is a Delaware corporation formed in 2006.  In December 2006, the shareholders of Streicher Mobile Fueling, Inc. (“Streicher”), a Florida corporation formed in 1996, approved changing Streicher’s name to SMF Energy Corporation and the reincorporation of Streicher in Delaware by merger into the Company.  The merger was effective February 14, 2007.

At December 31, 2010, the Company was conducting operations through 34 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for any subsequent period or the fiscal year ending June 30, 2011.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the United States Securities and Exchange Commission (the “2010 Form 10-K”).

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

3.	CASH AND CASH EQUIVALENTS

Total cash and cash availability was approximately $3.1 million and $4.7 million at December 31, 2010 and June 30, 2010, respectively, and was approximately $4.0 million on February 9, 2011.  Total cash and cash availability includes cash and cash equivalents as presented in the Company’s balance sheet and cash available to the Company through its line of credit, described in Note 5 – $25 Million Loan Facility.

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

As of December 31, 2010 there were 8,505,238 issued and outstanding shares.  Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Diluted net income per share for the three and six months ended December 31, 2010 and 2009 was diluted by additional common stock equivalents as follows (in thousands):

	For the Three Months		For the Six Months
	ended December 31,		ended December 31,
	2010	2009	2010	2009

Incremental shares due to stock options
awarded to employees and directors	2	2	1	2
Incremental shares due to preferred stock
conversion rights	133	133	133	286
Incremental shares due to debt
conversion rights	-	89	-	-

Total dilutive shares	135	224	134	288

Anti-dilutive common stock equivalents outstanding and not included in the computation of diluted net income per common share consisted of (in thousands):

	For the Three Months		For the Six Months
	ended December 31,		ended December 31,
	2010	2009	2010	2009

Stock options	288	418	288	418
Common stock warrants	141	141	141	141
Promissory note conversion rights	89	-	89	89
Total common stock equivalents outstanding	518	559	518	648

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	For the Three Months Ended,
	December 31, 2010			December 31, 2009
		Weighted			Weighted
		Average			Average
		Common	Per Share		Common	Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
Basic net income per share attributable to common shareholders	$134	8,505	$0.02	$445	8,557	$0.05

Effect of dilutive securities:
Stock options	-	2		-	2
Preferred stock conversion rights	-	133		-	133
Debt conversion rights	-	-		3	89

Diluted net income per share attributable to common shareholders	$134	8,640	$0.02	$448	8,781	$0.05

	For the Six Months Ended,
	December 31, 2010			December 31, 2009
		Weighted			Weighted
		Average			Average
		Common	Per Share		Common	Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
Basic net income per share attributable to common shareholders	$248	8,527	$0.03	$465	8,404	$0.06

Effect of dilutive securities:
Stock options	-	1		-	2
Preferred stock conversion rights	-	133		-	286

Diluted net income per share attributable to common shareholders	$248	8,661	$0.03	$465	8,692	$0.05

On February 11, 2011, the Company’s Board of Directors extended the exercise period for certain of the Company’s outstanding common stock purchase warrants (the “Warrants”).  The Warrants were originally issued by the Company in connection with private placements of debt and equity securities in February 2007 (the “February 2007 Warrants”) and August 2007 (the “August 2007 Warrants”) and were scheduled to expire on February 15, 2011 and August 8, 2011, respectively.  No further action by holders of the Warrants are necessary to obtain the extension, and new Warrants reflecting the extended exercise period will not be issued by the Company.

There are 123,297 February 2007 Warrants currently outstanding, each bearing an exercise price of $8.55 per share after the Company’s October 1, 2009 1 for 4.5 reverse stock split.  The exercise period for the February 2007 Warrants, which was scheduled to expire on February 15, 2011, was extended by the Board’s action for two (2) years, or until February 15, 2013.

The 17,575 August 2007 Warrants currently outstanding bear an exercise price of $7.884 per share after the reverse stock split.  The exercise period for the August 2007 Warrants, which was scheduled to expire on August 8, 2011, was also extended for two (2) years, or until August 8, 2013.

5.	$25 MILLION LOAN FACILITY

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

Interest is payable monthly based on a LIBOR rate and a pricing matrix.  At December 31, 2010, the interest rate for the line of credit was 4.00%.  This rate was priced using a minimum LIBOR floor of 0.75%, plus the applicable margin of 3.25%.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of December 31, 2010 and June 30, 2010, the Company had outstanding borrowings of $7.5 million and $6.9 million, respectively, under its line of credit which does not include stand-by letters of credit which reduces the availability.  The line of credit is classified as a current liability in accordance with ASC 470, Debt. Based on eligible receivables and inventories, and reduction from letters of credit outstanding at December 31, 2010 and June 30, 2010, the Company had $3.0 million and $4.6 million of cash availability under the line of credit, respectively.  The line of credit primarily enables the Company to satisfy its obligations during the time gap created between the payment for its products and the time when it collect from its customers. As such, due to the volatile nature of the petroleum products, the outstanding borrowings fluctuate as the petroleum market prices change as well as any change in demand from its customers.

The Company’s line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants.  At December 31, 2010, the financial covenants included a minimum daily availability of $250,000, a fixed charge coverage ratio of 1.1 to 1.0, and a capital expenditure limitation for fiscal year 2011 of $750,000.  At December 31, 2010 and June 30, 2010, the Company had a sublimit of $1.75 million, on both dates, for which letters of credit could be issued.  At December 31, 2010 and June 30, 2010, $1.2 million and $1.5 million, respectively, had been issued in letters of credit.  The line of credit was not limited at any time during either period by these covenants.

The Company’s loan agreement for the line of credit and the term loan requires the Company to obtain the consent of the lender prior to incurring additional debt, paying any cash dividends or distributions, or entering into mergers, consolidations or sales of assets outside the ordinary course of business.  Failure to comply with one or more of the covenants in the future could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition.  At December 31, 2010, the Company was in compliance with its covenants under the loan facility agreement.  See Note 6 for further details on the $5 million term loan which balance was $3.583 million at December 31, 2010.

6.	LONG-TERM DEBT (INCLUDES TERM LOAN AND PROMISSORY NOTES)

Long-term debt consists of the following (in thousands):

	As of
	December 31, 2010	June 30, 2010
June 2009 term loan (the “Term Loan”), fully amortized, 60 monthly principal payments of approximately $83,333 commencing on August 1, 2009; variable interest due monthly, 4.75% at December 31, 2010; secured by substantially all Company assets. For additional details, see below.	$3,583	$4,083

June 2009 unsecured convertible subordinated promissory note (the “June 2009 Note”) (5.5% interest due semi-annually, January 15 and July 15, beginning January 15, 2011; interest accrued for first 13 months was deferred and paid on August 12, 2010); matures July 1, 2014 in its entirety. For additional details, see below.	800	800

Total long-term debt	4,383	4,883

Less: current portion (Term Loan)	(1,000)	(1,000)

Long-term debt, net	$3,383	$3,883

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On June 29, 2009, the Company restructured all of its investor debt and preferred equity (the “Recapitalization”).  In connection therewith, the Company and its principal lender, Wachovia Bank, N.A., amended the Company’s existing $25.0 million loan agreement to provide for a $25.0 million loan facility, which included $5.0 million fully amortized 60 month term loan (the “Term Loan”).  The proceeds of the Term Loan were used to pay down $4.867 million of the August 2007 Notes and $125,000 of the September 2008 Notes.  At December 31, 2010, the interest rate was 4.75%.

In the Recapitalization, the Company also extinguished $800,000 of the August 2007 Notes through the issuance of a 5.5% interest only, unsecured convertible subordinated promissory note in the principal amount of $800,000 (the “June 2009 Note”).  The June 2009 Note is subordinated to all other existing debt of the Company, including any amounts owed now or in the future to its principal lender.  The holder of the June 2009 Note entered into a debt subordination agreement (the “Subordination Agreement”) with the Company and its principal lender, whereby it expressly subordinated its rights under the June 2009 Note to its principal lender.

The principal balance of the June 2009 Note is due at maturity on July 1, 2014.  Subject to the limitations in the Subordination Agreement, interest is paid semi-annually, except that the interest payment for the first thirteen months was paid on August 12, 2010.  Thereafter, starting January 15, 2011, semi-annual interest payments are scheduled on or about each January 15th and July 15th.  Unpaid amounts under the June 2009 Note will become due and payable upon the occurrence of customary events of default, provided, however, that the deferral of any payment in accordance with the Subordination Agreement will not constitute an event of default.  If permitted under the Subordination Agreement, the Company may pre-pay the June 2009 Note, in whole or in part, without prepayment penalty or premium.

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

7.	CAPITAL LEASE COMMITMENTS

Certain noncancelable leases are capital leases and recorded in other long-term liabilities, and the leased assets are included as part of property and equipment, at cost.  Such leasing arrangements include machinery, computer equipment and trucks.  As of December 31, 2010 and June 30, 2010, $90,000 and $45,000, respectively, of the capital leases were classified in accrued expenses and other liabilities, and $349,000 and $33,000, respectively, were classified in other long-term liabilities.  During fiscal 2011, the increase in capital leases is primarily due to the purchase of four new trucks.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.	SHAREHOLDERS’ EQUITY

The following reflects the change in shareholders’ equity for the six months ended December 31, 2010 (in thousands, except share data):

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance at June 30, 2010	-	$-	-	$-	-	$-	599	$-	8,557,314	$86	$36,657	$(29,687)	$-	$7,056
Net income	-	-	-	-	-	-	-	-	-	-	-	248	-	248

Repurchase of common stock	-	-	-	-	-	-	-	-	-	-	-	-	(140)	(140)

Retirement of common stock	-	-	-	-	-	-	-	-	(95,576)	(1)	(139)	-	140	-

Issuance cost related to repurchase
of common stock	-	-	-	-	-	-	-	-	-	-	(10)	-	-	(10)

Issuance of common shares as stock-based
compensation	-	-	-	-	-	-	-	-	43,500	-	59	-	-	59

Stock-based compensation
amortization expense	-	-	-	-	-	-	-	-	-	-	11	-	-	11
Balance at December 31, 2010	-	$-	-	$-	-	$-	599	$-	8,505,238	$85	$36,578	$(29,439)	$-	$7,224

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Company’s principal lender had consented to such repurchases on July 1, 2010,  conditioned upon the Company’s maintenance of (i) a ratio of EBITDA to Fixed Charges of 1.3 to 1.0, based on the most recent twelve month period for which financial statements have been provided to the Lender, after giving pro forma effect to any repurchases; and (ii) Excess Availability of at least $2.25 million (A) immediately after making any repurchase and (B) for the ninety (90) days preceding any repurchase.  Subject to these conditions, the Lender approved a total of $840,000 in capital stock repurchases by the Company under the Program, including up to $200,000 in any one fiscal quarter.  The Company’s repurchases of its shares are limited by SEC regulation requirements, namely Reg M, and by blackout periods.

During the first six months of fiscal year 2011, the Company purchased an aggregate of 95,576 shares of its common stock for an aggregate purchase price of $140,000 at an average cost of $1.46 per share.  The Board of Directors has elected to retire all of the repurchased shares and any future shares repurchased, so those shares are no longer outstanding and their cost is reflected as a reduction to Additional Paid-in Capital in the Shareholders’ Equity section of the Balance Sheet.

Shared-Based Compensation

The Company currently has the authority to grant stock options to employees and others under its 2009 Equity Incentive Plan (the “2009 Plan”), which currently has 2,004 options outstanding.  The Company no longer grants stock options under its 2000 Employee Stock Option Plan (“2000 Plan”) but stock options to purchase 202,345 shares of Common Stock remain outstanding under the 2000 Plan.  Options granted under the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant.  As of December 31, 2010, 201,011 of the 202,345 options that remain outstanding under the 2000 Plan are vested and exercisable.

The Company also no longer grants any stock options under its Directors Stock Options Plan but stock options to purchase 85,777 shares of Common Stock remain outstanding under the Directors Plan.  All outstanding stock options under the Directors Plan are fully vested and presently exercisable.

In December 2009, the Company’s shareholders approved the Board of Directors’ adoption of the 2009 Plan, with a total of 900,000 shares of common stock reserved for issuance under the Plan in the form of stock options, stock appreciation rights, performance stock units or restricted stock.  After the 2009 Plan was approved by the shareholders and became effective on December 10, 2009, the Company’s Board of Directors resolved that it would make no further grants of stock options under the Company’s existing stock option plans, the 2001 Director Stock Option Plan and the 2000 Stock Option Plan (the “Existing Plans”).

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In September 2010 and December 2010, the Company issued a total of 12,000 (6,000 in each of those months) fully vested shares to each of the six non-employee members of the Board of Directors under the Company’s 2009 Equity Incentive Plan valued at $1.40 and $1.47 per share, respectively, the market closing price on the last trading day prior to their issuance.  The Company also issued 31,500 shares of restricted stock to the Company’s Chief Executive Officer, valued at $1.31 per share, the market closing price on the last trading day prior to their issuance, which shares became fully vested on December 21, 2010.  On that date, 111,113 stock options previously granted to the Chief Executive Officer under the 2000 Plan expired.  The cost of the grant of restricted stock was recognized as stock-based compensation expense over their vesting period.  In order to encourage the directors and the Chief Executive Officer to retain the stock when it vested notwithstanding the tax burden created thereby, the Company made aggregate payments of $4,200 and $25,043 in the first and second quarters of fiscal 2011, respectively, to grantees equal to 50% of the market value of the shares on the vesting date.

9.	CONTINGENCIES

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities.  Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of December 31, 2010.  Therefore no contingency gains or losses have been recorded as of December 31, 2010.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.	RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report, including but not limited to this Item 2 and the notes to the financial statements in Item 1, contains “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  A number of important factors may affect our actual results and could cause them to differ significantly from those expressed in any forward-looking statement.  In addition to the Risk Factors included in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the United States Securities and Exchange Commission, the inaccuracy of any of the following assumptions could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	Our continuing success in minimizing the negative impact on our operations, revenues and profitability from current and future unfavorable economic and market conditions;

•	The avoidance of significant provisions for bad debt reserves on our accounts receivable;

•	The avoidance of negative customer reactions to new or existing marketing strategies;

•	The avoidance of significant inventory reserves for slow moving products;

•	Our continuing ability to acquire sufficient trade credit from fuel and lubricants suppliers and other vendors; and

•
The successful execution of our acquisition and diversification strategy, including the availability of sufficient capital to acquire additional businesses and to support the infrastructure requirements of a larger combined company.

OUR BUSINESS

We are a supplier of specialized transportation and distribution services for petroleum products and chemicals.  We provide commercial mobile and bulk fueling, lubricant and chemical distribution, emergency response services and transportation logistics to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries.  At December 31, 2010, we were conducting operations through 34 service locations in eleven states:  Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

We provide commercial mobile and bulk fueling, integrated out-sourced fuel management, packaging, distribution and sale of lubricants and chemicals, transportation logistics, and emergency response services.  Our specialized equipment fleet distributes diesel fuel and gasoline to customer locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying bulk storage tanks, and providing fuel for emergency power generation systems.  Our fleet also handles the movement of customer equipment as well as storage tanks we provide for use by our customers.  We also distribute a wide variety of specialized petroleum products, lubricants and chemicals to our customers in Texas and in certain other markets.

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

A principal objective of our business strategy is to become the leading “single source” provider of petroleum products and services in the markets we currently operate in, as well as expanding into additional contiguous markets.  To achieve this objective, we plan to focus on increasing revenues in our core operations and in expanding through selective acquisitions.

OVERVIEW

During the second quarter of fiscal year 2011, we achieved net income of $134,000, operating income of $414,000, and EBITDA1, a non-GAAP measure of $929,000.  These positive financial results for our normal seasonally weak period in a moribund economy reflect the continuation of the steady progress that began when we began investing in the development of an infrastructure capable of supporting significant growth and enhancing efficiencies in 2006 and then supported the financial resources for that growth with our June 2009 Recapitalization of $40 million in bank debt and debt and equity securities.

As we anticipated, the June 2009 Recapitalization was a pivotal event in terms of moving us to the next phase of our growth plan.  The Recapitalization immediately strengthened our financial balance sheet by reducing debt and enhancing shareholders’ equity and has thereby allowed us to concentrate on growing our business organically notwithstanding the worst economic conditions since the Great Depression.  While we continue to add new customers and new locations for existing customers, we have yet to recover the 14 percent drop in volumes that occurred in 2008 as our then existing customer’s businesses contracted with the economic recession. We anticipate that, as these longstanding customers’ activity improves in tandem with the economy, our sales to this established customer base will return to prior levels. For example, in fiscal 2010, we significantly reduced our interest expense and used some of those savings to expand into three new locations, which locations then materially contributed to our profitability for that year.  The ability to expand into new markets afforded by our more sophisticated infrastructure and enhanced financial condition has enabled us to achieve net income for five of the last six quarters, generating an aggregate of $5.9 million in EBITDA and net income of $713,000 during those six quarters.  During the same period, we have increased our shareholders’ equity by $695,000, or 11%, and reduced our long term debt by $1.5 million, or 25%.

We are steadfast in our resolve to fully execute our growth strategy.  We believe that we are effectively positioned to integrate both significant organic and acquisition growth.  Organically, we continue to add new customers, adding 3% to our volume during the first six months of this fiscal year versus the same period last year. We have already received four of the 10 new fueling trucks that we ordered.  When it is all received and fully implemented, this new equipment will support an even higher level of organic growth in both existing and potential new markets, while reducing operating expenses, improving efficiencies and satisfying new California emissions standards.  We are also actively evaluating opportunities for growth through acquisitions.  We continue to believe that, notwithstanding the continuing weakness in economic conditions, we can take advantage of the opportunities for synergies presented by our scalable front and back office system and management structure which was built for a high level of growth.

We also continue to seek other ways to enhance shareholder value.  During fiscal 2011, we began a market based stock repurchase program.  Through December 31, 2010, we had purchased a total of 95,576 shares of our common stock for approximately $140,000.  We are authorized to purchase up to $840,000 of capital stock.  We have continued making purchases during the third quarter of fiscal 2011, subject to limitations imposed by our bank covenants and applicable securities regulations.  We plan to continue this program since we believe that the cost of acquiring shares of our common stock at current prices is a reasonable and prudent allocation of our financial resources.  The Company’s repurchases of its shares are limited by SEC regulation requirements, namely Reg M, and by blackout periods.

The $1.5 million reduction in principal of our long-term debt over the past six quarters includes $250,000 during the second quarter and $500,000 for the fiscal year.  With the paydown, our debt to equity ratio was 1.6 at December 31, 2010, versus 1.7 at June 30, 2010.  Our fixed charge coverage ratio1 was 1.38 for the trailing twelve months ended December 31, 2010, compared to our covenant requirement of 1.1, and our trailing twelve months EBITDA exceeded the trailing twelve months fixed charges by $954,000 at December 31, 2010.  During the most recent trailing twelve months ended December 31, 2010, we increased capital expenditures to further improve our business operations.

1EBITDA, fixed charges and fixed coverage ratio are non-GAAP measures within the meaning of SEC Regulation G.   See “Non-GAAP Measures and Definitions” below.

The following table presents certain operating results for the last eight sequential quarters (in thousands, except net margin per gallon):

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009

Revenues	$52,564	$51,061	$53,704	$49,152	$46,305	$43,686	$39,884	$34,982
Gross profit	$3,788	$3,838	$4,320	$3,398	$3,381	$4,097	$3,539	$3,790
Selling, general and
administrative	$3,374	$3,492	$3,678	$3,555	$2,673	$3,839	$3,401	$3,455
Operating income (loss)	$414	$346	$642	$(157)	$708	$258	$138	$335
Interest expense and
other income, net	$(222)	$(221)	$(215)	$(254)	$(255)	$(230)	$(454)	$(570)
Non-cash ASC 470-20
(formerly FAS No. 84)
inducement on extinguishment [2]	$-	$-	$-	$-	$-	$-	$(1,651)	$-
Gain on extinguishment
of promissory notes	$-	$-	$-	$-	$-	$-	$27	$-
Net income (loss)	$134	$114	$419	$(419)	$445	$20	$(1,948)	$(243)
Less: Non-cash write-off of
unamortized acquisition costs	$-	$-	$-	$-	$-	$187	$-	$-
Less: Non-cash stock options
repricing costs	$-	$-	$-	$-	$-	$93	$-	$-
Less: Non-cash ASC 470-20
(formerly FAS No. 84)
inducement on extinguishment [1]	$-	$-	$-	$-	$-	$-	$1,651	$-
Adjusted net income (loss)
before non-cash, non-recurring
charges [1]	$134	$114	$419	$(419)	$445	$300	$(297)	$(243)

EBITDA [1]	$929	$953	$1,189	$398	$1,289	$1,134	$876	$974

Net margin	$3,969	$4,103	$4,529	$3,616	$3,609	$4,333	$3,795	$4,027
Net margin per gallon [1]	$0.23	$0.23	$0.25	$0.21	$0.21	$0.26	$0.23	$0.25
Gallons sold	17,025	17,912	18,385	17,382	16,956	16,945	16,709	16,041

1 Non-GAAP measure.  See “Non-GAAP Measures and Definitions” below.

2 See “Non-GAAP Measures and Definitions” below.

Non-GAAP Measures and Definitions

EBITDA.  EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities, allowing meaningful analysis of the performance of our core cash operations.  To the extent that gain and the non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment of promissory notes constitutes the recognition of previously deferred interest or finance cost, it is considered interest expense for the calculation of certain interest expense amounts.  Both stock-based compensation amortization expense and the write-off of unamortized acquisition costs are considered amortization items to be excluded in the EBITDA calculation.

The following table reconciles EBITDA (non-GAAP measure) to the reported Net income (loss) for each of the eight quarterly periods presented above (in thousands):

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009

Net income (loss)	$134	$114	$419	$(419)	$445	$20	$(1,948)	$(243)
Add back:
Interest expense	232	223	227	260	261	230	545	575
Income tax expense	58	11	8	8	8	8	8	8
Depreciation and amortization
expense within:
Cost of sales	180	266	208	218	228	236	254	239
Selling, general and
administrative expenses	276	318	316	316	316	320	344	334
Stock-based compensation expense	49	21	11	15	31	133	49	61
Write-off of unamortized
acquisition costs	-	-	-	-	-	187	-	-
Non-cash ASC 470-20
(formerly FAS No. 84)
inducement on extinguishment	-	-	-	-	-	-	1,651	-
Gain on extinguishment
of promissory notes	-	-	-	-	-	-	(27)	-
EBITDA	$929	$953	$1,189	$398	$1,289	$1,134	$876	$974

Adjusted Net Income (Loss).  Adjusted net income (loss) before non-cash, non-recurring charges is a non-GAAP measure that demonstrates the economic performance of the Company before the impact of charges that do not reflect the ongoing performance of its operations, such as the non-cash accounting charge of $1.7 million in the fourth quarter of fiscal 2009 resulting from the Company’s June 2009 recapitalization, non cash stock option repricing costs and the write-off incurred in the first quarter of fiscal 2010 resulting from the application of a new accounting ruling.  We believe that this non-GAAP measure, like EBITDA, is a meaningful representation of the ongoing performance of the operations.

The following table reconciles Adjusted net income (loss) before non-cash, non-recurring charges (non-GAAP measure) to the reported Net income (loss) for each of the eight quarterly periods presented above (in thousands):

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009

Net income (loss)	$134	$114	$419	$(419)	$445	$20	$(1,948)	$(243)
Less: Non-cash write-off of
unamortized acquisition costs	$-	$-	$-	$-	$-	$187	$-	$-
Less: Non-cash stock options
repricing costs	$-	$-	$-	$-	$-	$93	$-	$-
Less: Non-cash ASC 470-20
(formerly FAS No. 84)
inducement on extinguishment	$-	$-	$-	$-	$-	$-	$1,651	$-
Adjusted net income (loss)
before non-cash, non-recurring
charges	$134	$114	$419	$(419)	$445	$300	$(297)	$(243)

Fixed Charges Coverage Ratio.  Fixed charges and the fixed charges coverage ratio are non-GAAP measures that are used by our principal lender and others to help assess the Company’s ability to satisfy cash payments other than those made for operating activities.  Fixed charges are comprised of repayments of principal on debt, purchases of property and equipment, cash paid for interest, payments for dividends and repurchases of stock.  The fixed charge coverage ratio generally measures the extent to which EBITDA exceeds the cash requirements, or fixed charges, of the business.  These measurements are typically made on a rolling trailing twelve month basis.

The following table reconciles fixed charges and the fixed charges coverage ratio (non-GAAP measures) to the Net income for the trailing twelve months ended December 31, 2010 (in thousands):

Trailing Twelve Months
Ended December 31, 2010

Net income	$248
Add back:
Interest expense	942
Income tax expense	85
Depreciation and amortization expense within:
Cost of sales	872
Selling, general and administrative expenses	1,226
Stock-based compensation amortization expense	96
Write-off of unamortized acquisition costs	-
Non-cash ASC 470-20 (formerly FAS No. 84) inducement on
extinguishment	-
Gain on extinguishment of promissory notes	-
EBITDA	$3,469

Less fixed charges:
Principal payments on term and promissory notes	1,000
Purchases of property and equipment	465
Capital lease payments	61
Cash paid for interest	785
Payment of preferred stock dividends	13
Principal and interest payments made as a result of the Recapitalization	-
Repurchase of common shares	140
Cash paid for income tax	51
Total fixed charges	$2,515

Difference (EBITDA less fixed charges)	$954

Fixed charge coverage ratio (EBITDA divided by fixed charges)	1.38

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

Net Margin Per Gallon.  Net margin per gallon is one of the most important measures of our financial performand.  It is calculated by adding gross profit to the cost of sales depreciation and amortization and dividing that sum by the number of gallons sold.

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

Comparison of Three Months ended December 31, 2010 (“second quarter of fiscal 2011”) to Three Months ended December 31, 2009 (“second quarter of fiscal 2010”)

Revenues

Revenues were $52.6 million in the second quarter of fiscal 2011, as compared to $46.3 million in the same period of the prior year, an increase of $6.3 million, or 14%.  Price variances in market prices of petroleum products provided $6.1 million of the increase in revenues.  The $200,000 remainder of the increase is due to a 69,000 gallons sold increase compared to a year ago. We are encouraged by the 4% increase in volume for the quarter as it reflects our continuing success in attracting new customers notwithstanding challenging economic conditions, particularly for our customer base.

Gross Profit

Gross profit was $3.8 million in the second quarter of fiscal 2011, as compared to $3.4 million in the same period of the prior year, an increase of approximately $407,000 or 12%.  The net margin per gallon for the second quarters of fiscal 2011 and 2010 was 23.3 cents and 21.3 cents, respectively, an increase of 2.0 cents resulting primarily from lower direct operating expenses as we experienced decreases in employee and travel expense.  We continue to identify opportunities through the use of our back office system to reduce costs and obtain further operational efficiency.  Additionally we incurred certain costs last year for water removal in our Houston facility related to a high number of rain storms.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $3.4 million in the second quarter of fiscal 2011 and $2.7 million in the second quarter of fiscal 2010, an increase of $701,000, or 26%.  The increase in SG&A is primarily due to last year’s litigation settlement which we recovered some of our expended legal and professional fees, thereby lowering our prior year’s quarterly SG&A costs by approximately $748,000.  Without the legal settlement, SG&A for the second quarter of fiscal 2011 was slightly down versus the same period a year ago.

Interest Expense

Interest expense was $232,000 in the second quarter of fiscal 2011, as compared to $261,000 in the same period of the prior year, a decrease of $29,000, or 11%.  Since the end of the second quarter of fiscal 2010, we have paid down approximately $1.0 million of our term loan.  Our interest rate terms remain basically the same for both periods, which is currently 4.0% for our line of credit, 4.75% for our term loan, and 5.50% for our unsecured convertible subordinated promissory note.

The components of interest expense were as follows (in thousands):

	For the Three Months
	ended December 31,
	2010	2009
Stated Rate Interest Expense:
Line of credit	$112	$114
Long-term debt	56	67
Other	25	35
Total stated rate interest expense	193	216

Non-Cash Interest Amortization:
Amortization of deferred debt costs	39	45
Total non-cash interest amortization	39	45

Total interest expense	$232	$261

Income Taxes

Total income tax expense of $58,000 and $8,000 was recorded for the second quarters of fiscal 2011 and 2010, respectively.  We adopted the provisions of ASC No. 740 “Income Taxes” on January 1, 2007.  As of December 31, 2010, we had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required.  We do not expect that unrecognized tax benefits will increase within the next twelve months.  In the event we were to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense.  Tax years 2007 through 2010 and 2006 through 2010 are subject to examination by the federal and state taxing authorities, respectively.  To our knowledge, there are no income tax examinations currently in process.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these factors, we established a deferred tax valuation allowance that has a balance of approximately $9.2 million at December 31, 2010.  Our deferred tax assets and tax carryforwards remain available to offset taxable income, thereby lowering any future cash tax obligations. Our intent is to maintain the valuation allowance until sufficient positive evidence exists to support its reversal.

As of December 31, 2010, we had net operating loss carryforwards for state income tax purposes of approximately $35.2 million expiring from 2012 through 2031 and for federal income tax purposes of approximately $25.2 million expiring from 2012 through 2031.

Net Income

 Net income was $134,000 in the second quarter of fiscal 2011, as compared to net income of $445,000 in the same period in the prior year.  The $311,000 or 70% decrease was partially attributable to last year’s litigation settlement which we recovered some of our expended legal and professional fees, thereby lowering our SG&A costs during the second quarter last fiscal year by approximately $748,000, which was partially offset by a higher gross profit this year of $407,000 primarily due to lower direct costs as we reduced employee, travel and running equipment costs.

EBITDA

EBITDA was $929,000 in the second quarter of fiscal 2011, as compared to $1.3 million in the same period of the prior year, a decrease of approximately $360,000, or 28%.  The decrease was primarily attributed to the last year’s $748,000 recovery as discussed above partially offset by $407,000 in higher gross profit this fiscal year.

The reconciliation of EBITDA to Net income for the second quarters of fiscal 2011 and 2010 is as follows (in thousands):

	For the Three Months
	ended December 31,
	2010	2009

Net income	$134	$445
Add back:
Interest expense	232	261
Income tax expense	58	8
Depreciation and amortization expense within:
Cost of sales	180	228
Selling, general and administrative expenses	276	316
Stock-based compensation amortization expense	49	31
EBITDA	$929	$1,289

As noted above, EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities.  We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.  EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure within the meaning of Regulation G.  Recapture of previously deferred interest expense is considered interest expense and stock-based compensation amortization is considered an amortization item for purposes of the EBITDA calculation.

Comparison of Six Months ended December 31, 2010 to Six Months ended December 31, 2009

Revenues

Revenues were $103.6 million in the six months ended December 31, 2010, as compared to $90.0 million in the same period of the prior year, an increase of $13.6 million, or 15%, primarily as a result of price variances due to higher market prices of petroleum products during the first six months of fiscal 2011.  Price variances resulted in an increase of $10.5 million in revenues.  The increases in revenues were also partially due to an increase of approximately 1.0 million gallons sold, which resulted in an increase of approximately $3.1 million in revenues compared to the same period in the prior year, reflecting the expansion of our business as some of our new and existing customers continued to increase their demand for our services as a means of reducing their operating costs.

Gross Profit

Gross profit was $7.6 million in the six months ended December 31, 2010, as compared to $7.5 million in the same period of the prior year, an increase of $148,000, or 2%.  The increase in gross profit relates primarily to the increase of approximately 1.0 million gallons sold offset by an increase of $87,000 in direct operating expenses, mostly related to an increase of $168,000 in repairs and maintenance of our fleet, offset by a decrease in employee expenses of $64,000.  The net margin per gallon for the six months ended December 31, 2010 and 2009 were 23.1 cents and 23.4 cents, respectively, a decrease of 0.3 cents.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $6.9 million in the six months ended December 31, 2010, as compared to $6.5 million in the same period of the prior year, an increase of $354,000, or 5.4%.  The increase in SG&A is primarily due to last year’s recovery of our previously expended legal and professional fees in a litigation settlement, thereby lowering our SG&A costs last year by approximately $587,000.  The difference from year to year also reflects $110,000 in higher employee expense in 2011, offset by a $156,000 decrease in fiscal 2011 of the bad debt reserve versus a year ago and the absence of a write-off of unamortized costs in fiscal 2011, versus the $187,000 of unamortized acquisition costs that we incurred last year as a result of the adoption of ASC 805.

Interest Expense

Interest expense was $455,000 in the six months ended December 31, 2010, as compared to $491,000 in the same period of the prior year, a decrease of approximately $36,000, or 7%.  Since the end of the second quarter of fiscal 2010, we have paid down approximately $1.0 million of our term loan.  Our interest rate terms remain basically the same for both periods, which is currently around 4.0% for our line of credit, 4.75% for our term loan, and 5.50% for our unsecured convertible subordinated promissory note

The components of interest expense were as follows (in thousands):

	For the Six Months
	ended December 31,
	2010	2009
Stated Rate Interest Expense:
Line of credit	$228	$224
Long-term debt	115	136
Other	33	44
Total stated rate interest expense	376	404

Non-Cash Interest Amortization:
Amortization of deferred debt costs	79	87
Total non-cash interest amortization	79	87

Total interest expense	$455	$491

Income Taxes

Total income tax expense of $69,000 and $16,000 was recorded for the six months ended December 31, 2010 and 2009.  We adopted the provisions of ASC No. 740 “Income Taxes” on January 1, 2007.  As of December 31, 2010, we had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required.  We do not expect that unrecognized tax benefits will increase within the next twelve months.  In the event we were to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense.  Tax years 2007 through 2010 and 2006 through 2010 are subject to examination by the federal and state taxing authorities, respectively.  To our knowledge, there are no income tax examinations currently in process.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these factors, we established a deferred tax valuation allowance that has a balance of approximately $9.2 million at December 31, 2010.  Our deferred tax assets and tax carryforwards remain available to offset taxable income, thereby lowering any future cash tax obligations. Our intent is to maintain the valuation allowance until sufficient positive evidence exists to support its reversal.

As of December 31, 2010, we had net operating loss carryforwards for state income tax purposes of approximately $35.2 million expiring from 2012 through 2031 and for federal income tax purposes of approximately $25.2 million expiring from 2012 through 2031.

Net Income

Net income was $248,000 in the six months ended December 31, 2010, as compared to a net income of $465,000 in the same period in the prior year.  The $217,000 or 47% decrease was partially attributable to last year’s recovery in a litigation settlement of our previously expended legal and professional fees, resulting in a net reduction of our SG&A costs last year by approximately $587,000, which reduction was then partially offset by a $187,000 of unamortized acquisition costs that we incurred last year as a result of the adoption of ASC 805 and higher gross profit this year of $148,000 reflecting the expansion of our business.

EBITDA

EBITDA was $1.9 million in the six months ended December 31, 2010, as compared to $2.4 million in the same period of the prior year, a decrease of approximately $500,000.  The decrease in EBITDA was primarily due to last year’s recovery as we settled a lawsuit by which we recovered some of our expended legal and professional fees, thereby lowering our SG&A costs last year by approximately $587,000, which was partially offset by a higher gross profit this year of $148,000 due to the expansion of our business.

The reconciliation of EBITDA to Net income for the six months ended December 31, 2010 and 2009 was as follows (in thousands):

	For the Six Months
	ended December 31,
	2010	2009

Net income	$248	$465
Add back:
Interest expense	455	491
Income tax expense	69	16
Depreciation and amortization expense within:
Cost of sales	446	464
Selling, general and administrative expenses	594	636
Stock-based compensation amortization expense	70	164
Write-off of unamortized acquisition costs	-	187
EBITDA	$1,882	$2,423

As noted above, EBITDA is a non-GAAP financial measure within the meaning of Regulation G.  Also as noted above, we believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities.  We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations.  EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  Recapture of previously deferred interest expense is considered interest expense and stock-based compensation amortization is considered an amortization item for purposes of the EBITDA calculation.

Capital Resources and Liquidity

At December 31, 2010, we had total cash and cash availability of approximately $3.1 million, which consisted of cash and cash equivalents of $47,000 and additional cash availability of approximately $3.0 million through our line of credit.  As of February 9, 2011, our cash and cash availability was approximately $4.0 million.  We are able to draw on our line of credit on a daily basis subject to debt covenant requirements.

At December 31, 2010, our trailing twelve months EBITDA was $3.5 million and our fixed charge coverage ratio was 1.38 and the trailing twelve months EBITDA after fixed charges was $954,000.  We have a $9.2 million deferred tax asset at December 31, 2010 that remains fully reserved but we have used approximately $1.0 million of the net operating loss carryforward to offset taxable income due in the last two years.

We have recently purchased under capital lease obligations four new mobile fueling trucks to modernize and increase the size of our fleet and we plan to purchase six more trucks during this fiscal year.  This additional equipment has expanded capacity to our system, helped us improve fuel economy and satisfies new California emission standards, giving us further opportunity to expand in new markets and reduce our repairs and maintenance.  Our principal lender has given us approval to incur up to $2.0 million in new debt to finance this fleet expansion, conditioned upon our continuing satisfaction of specified financial thresholds.

On July 28, 2010, our Board of Directors  approved a share repurchase program (the “Program”) under which we may elect to purchase up to five percent of our outstanding capital stock, or approximately 435,000 shares of common stock or common stock equivalents.  Repurchases of capital stock, including shares of common stock and Series D convertible preferred stock, may be made on the open market at prevailing market prices or in block trades, subject to the restrictions relating to volume, price, and timing set forth in Securities Exchange Act of 1934 Rule 10b-18, or in privately negotiated transactions.  We will fund the repurchases from our available cash under our revolving line of credit with our principal lender.  During the six months ended December 31, 2010, we purchased 95,576 shares of our common stock for an aggregate purchase price of approximately $140,000.  We intend to continue to purchase additional shares pursuant to the Program. The Board of Directors stipulated that each share repurchased shall be immediately retired.

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

We do not believe that our purchases of capital stock under the Program will meaningfully impair our capital resources or our ability to support the cash needs of our business.  Moreover, while there can be no certainty in today’s difficult economy, we believe that, as a result of the current trend and last year’s net income, EBITDA and cash flow as well as the June 2009 Recapitalization, we have established adequate credit enhancements to meaningfully respond to potential increases in volumes, irrespective of whether they are accompanied by fuel price increases.

Sources and Uses of Cash

We currently have a $25 million loan facility with our principal lender, comprised of a $20.0 million revolver coupled with a $5.0 million, 60 month, fully amortized term loan.

Our $20.0 million line of credit permits us to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined.  Outstanding letters of credit reduce the maximum amount available for borrowing.  Outstanding borrowings under the line are secured by substantially all Company assets including our transportation fleet and related field equipment.  Our line of credit finances the timing difference between petroleum product purchases payable generally in 10 to 12 days from date of delivery and the collection of receivables from our customers, generally in 10 to 45 days from date of service.  The line of credit has a renewal date of July 1, 2012.

Interest is payable monthly based on a pricing matrix.  At December 31, 2010, the interest rate for the line of credit was 4.0%.  This rate was priced using a minimum LIBOR floor of 0.75%, plus the applicable margin of 3.25%.  The applicable margin is determined quarterly based on a predetermined fixed charge coverage ratio pricing matrix with the applicable margins ranging from 3.00% to 3.75%.

As of December 31, 2010, we have outstanding letters of credit for an aggregate amount of $1.2 million.  These letters of credit were issued so that we could obtain better purchasing terms and pricing than were otherwise available in certain markets.  The letters of credit have twelve-month expirations and renew automatically.  No amounts have been drawn on any of the letters of credit; however, as described above, outstanding letters of credit reduce our cash availability under our line of credit facility.

As of December 31, 2010 and June 30, 2010, we had outstanding borrowings of $7.5 million and $6.9 million, respectively, under our line of credit.  Outstanding borrowings under the line of credit are classified as a current liability in accordance with ASC 470, Debt. Based on eligible receivables and inventories, and letters of credit outstanding at December 31, 2010, and June 30, 2010, we had approximately $3.0 million and $4.6 million of cash availability under the line of credit.  The line of credit primarily enables us to satisfy our obligations during the time gap created between the payment for our products and the time when we collect from our customers. As such, due to the volatile nature of the petroleum products, the outstanding borrowings fluctuate as the petroleum market prices change as well as any change in demand from our customers.

The term loan, with an original amount of $5.0 million is fully amortized, 60 monthly principal payments of approximately $83,333 commencing on August 1, 2009 with variable interest due monthly (4.75% at December 31, 2010) is secured by substantially all Company assets.  During the first six months of fiscal 2011, we have paid down $500,000 of the principal balance, and at December 31, 2010, the outstanding balance was $3.58 million.

In addition to the loan facility described above, we have an $800,000 unsecured 5.5% interest only, subordinated promissory note (the “June 2009 Note”) issued to an existing institutional investor in exchange for $800,000 of one of the Secured Notes during the June 2009 Recapitalization.  The June 2009 Note is subordinated to all our other existing debt, including any amounts owed now or in the future to our principal lender.  The holder of the June 2009 Note entered into a debt subordination agreement (the “Subordination Agreement”) with us and our principal lender, whereby it expressly subordinated its rights under the June 2009 Note to our principal lender.  The principal balance of the June 2009 Note is due at maturity on July 1, 2014.  Subject to the limitations in the Subordination Agreement, interest is payable semi-annually, except that accrued interest payments for the first thirteen months was deferred until, and paid on, August 12, 2010.  Thereafter, semi-annual interest payments will be made on or about each January 15th and July 15th until maturity.  The first such payment was made on January 15, 2011.  The amounts due under the June 2009 Note will become due and payable upon the occurrence of customary events of default, provided, however, that the deferral of any payment in accordance with the Subordination Agreement will not constitute an event of default.  If permitted under the Subordination Agreement, we may pre-pay the June 2009 Note, in whole or in part, without prepayment penalty or premium. Twenty-five percent (25%) of the original principal amount of the June 2009 Note, or $200,000, may be converted into shares of our Common Stock at $2.25 per share (the “Conversion Price”) at the option of the noteholder.  The number and kind of securities purchasable upon conversion and the Conversion Price are subject to customary adjustments for stock dividends, stock splits and other similar events.

The June 2009 Recapitalization of all of our debt and equity securities strengthened our balance sheet and financial position, immediately lowering our total debt by $4.5 million, increasing shareholders’ equity by approximately $4.1 million and reducing our debt to equity ratio from approximately 9:1 to 2:1 over the prior year.  The June 2009 Recapitalization reduced our cash interest expense and dividends cash usage, as reflected in our results for fiscal 2010 and the first six months of fiscal 2011.

We continue to concentrate our efforts on reducing costs and conserving cash availability in order to meet the challenges of the ongoing difficult economic environment.  We believe the improvements in our balance sheet from the Recapitalization helped us establish credit enhancements in fiscal 2010 and continuing in fiscal 2011 that will permit us to effectively respond to potential increases in volumes and fuel prices.  We have also sought to offset the reduced demand from existing customers experienced in 2008, and not yet recovered, by aggressively seeking new customers, including our investment in three new service locations during fiscal 2010.

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

On November 23, 2009, the Company entered into a confidential settlement agreement (the “Agreement”) finally resolving all claims in the lawsuit entitled, SMF Energy Corporation vs. Financial Accounting Solutions Group, Inc., Mitchel Kramer, Alex Zaldivar and Kramer Professional Staffing, Inc.  Pursuant to the Agreement, SMF received a payment of $1,050,000 during the quarter ended December 31, 2009.  The payment was a partial recovery of the professional fees incurred in connection with the lawsuit.  The proceeds from the settlement were used to pay down the line of credit and then in turn used to pay for the professional fees incurred with the settlement, and for working capital purposes.  The settlement of this lawsuit had a positive impact on our operating performance and our working capital requirements.

Cash Flows

During the six months ended December 31, 2010 and 2009, cash and cash equivalents decreased $68,000 and $74,000, respectively.

We generated cash from the following sources (in thousands):

	For the Six Months ended December 31,
	2010	2009

Cash provided by operating activities	$285	$1,924
Net proceeds from line of credit payable	570	-
Proceeds from sale of equipment	22	-
	$877	$1,924

We used cash primarily for (in thousands):

	For the Six Months ended December 31,
	2010	2009

Principal payments on term loan	500	417
Purchases of property and equipment	251	201
Repurchase and retirement of common stock	140	-
Payments of debt and equity issuance costs	10	73
Capital lease payments	31	32
Payment of dividends	13	-
Net payments on line of credit payable	-	1,275
	$945	$1,998

Net change in cash and cash equivalents	$(68)	$(74)

As of December 31, 2010, we had $7.5 million outstanding under our line of credit.  The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying condensed unaudited consolidated statements of cash flows for the six months ended December 31, 2010 include the cumulative activity of the daily borrowings and repayments, $107.4 million and $106.8 million, respectively, under the line of credit.  The net cash borrowings from, or repayments of, the line of credit during the six months ended December 31, 2010 and 2009, respectively, have been included as sources or uses of cash in the tables above.

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

Off-Balance Sheet Arrangements

At December 31, 2010, we do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 10 in the notes to financial statements included in this Form 10-Q for accounting pronouncements that have been already effective.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2010, our Board of Directors  approved a share repurchase program (the “Program”) under which we may elect to purchase up to five percent of our outstanding capital stock, or approximately 435,000 shares of common stock or common stock equivalents.  Repurchases of capital stock, including shares of common stock and Series D convertible preferred stock, may be made on the open market at prevailing market prices or in block trades, subject to the restrictions relating to volume, price, and timing set forth in Securities Exchange Act of 1934 Rule 10b-18, or in privately negotiated transactions.  We will fund the repurchases from our available cash under our revolving line of credit with our principal lender.  During the first six months of fiscal 2011, we began the Program by purchasing 95,576 shares of our common stock for an aggregate purchase price of $140,000.

Stock repurchases for the six months ended December 31, 2010 were as follows:

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number of	Average price	as part of publicly	may yet be purchased
Period	shares purchased	paid per share	announced programs	under the program
August 1 through August 31, 2010	8,141	$1.30	8,141
September 1 through September 30, 2010	21,006	$1.37	21,006
October 1 through October 31, 2010	38,331	$1.41	38,331
December 1 through December 31, 2010	28,098	$1.66	28,098	$498,953
Total	95,576	$1.46	95,576

During the first six months of fiscal 2011, each of the six non-employee members of the Company’s Board of Directors received a grant of 2,000 shares of restricted stock under the Company’s 2009 Equity Incentive Plan pursuant to an automatic grant program calling for such a grant on the last day of each fiscal quarter.  The Company’s Chairman, Chief Executive Officer and President was granted 31,500 shares of restricted stock that vested on December 21, 2010, when his existing stock options expired.  These grant were made pursuant to the Company’s 2009 Equity Incentive Plan and were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    (REMOVED AND RESERVED)

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

SMF ENERGY CORPORATION

February 14, 2011	By:	/s/ Richard E. Gathright
Richard E. Gathright
Chairman of the Board, Chief Executive Officer and
President (Principal Executive Officer)

	By:	/s/ Michael S. Shore
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