Form 10-Q
period 2011-03-31
SMF ENERGY CORP
filed 2011-05-12
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 6, 2011 there were 8,401,213 shares of the registrant’s common stock outstanding.

SMF ENERGY CORPORATION

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share and per share data)

	March 31, 2011	June 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109	$115
Accounts receivable, net of allowances of $1,101 and $1,025	21,309	17,530
Inventories, net of reserves of $91 and $98	2,288	1,744
Prepaid expenses and other current assets	397	644
Total current assets	24,103	20,033

Property and equipment, net of accumulated depreciation of $18,154 and $16,947	7,119	7,226
Identifiable intangible assets, net of accumulated amortization of $1,959 and $1,790	1,494	1,662
Goodwill	228	228
Deferred debt costs, net of accumulated amortization of $286 and $169	237	355
Other assets	70	74
Total assets	$33,251	$29,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$8,198	$6,896
Current portion of term loan	1,000	1,000
Accounts payable	9,064	7,301
Accrued expenses and other liabilities	3,594	3,191
Total current liabilities	21,856	18,388
Long-term liabilities:
Term loan, net of current portion	2,333	3,083
Promissory notes	800	800
Other long-term liabilities	836	251
Total liabilities	25,825	22,522
Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 Series A shares authorized, 0 issued and outstanding	-	-
Preferred stock, $0.01 par value; 2,000 Series B shares authorized, 0 issued and outstanding	-	-
Preferred stock, $0.01 par value; 2,000 Series C shares authorized, 0 issued and outstanding	-	-
Preferred stock, $0.01 par value; 5,000 Series D shares authorized, 599 issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,453,103 and 8,557,314 issued and outstanding	85	86
Additional paid-in capital	36,491	36,657
Accumulated deficit	(29,150)	(29,687)
Total shareholders’ equity	7,426	7,056
Total liabilities and shareholders’ equity	$33,251	$29,578

The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in 000’s, except per share data)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010

Petroleum product sales and service revenues	$55,521	$43,181	$147,186	$121,764
Petroleum product taxes	6,133	5,971	18,093	17,379
Total revenues	61,654	49,152	165,279	139,143

Cost of petroleum product sales and service	51,386	39,783	135,425	110,888
Petroleum product taxes	6,133	5,971	18,093	17,379
Total cost of sales	57,519	45,754	153,518	128,267

Gross profit	4,135	3,398	11,761	10,876

Selling, general and administrative expenses	3,579	3,555	10,445	10,067

Operating income (loss)	556	(157)	1,316	809

Interest expense	(228)	(260)	(683)	(751)
Interest and other income	4	6	16	12

Income (loss) before income taxes	332	(411)	649	70

Income tax expense	(43)	(8)	(112)	(24)
Net income (loss)	$289	$(419)	$537	$46

Basic and diluted net income (loss) per share computation:
Net income (loss) per share attributable to common shareholders:
Basic	$0.03	$(0.05)	$0.06	$0.01
Diluted	$0.03	$(0.05)	$0.06	$0.01

Weighted average common shares outstanding:
Basic	8,491	8,557	8,515	8,455
Diluted	8,627	8,557	8,650	8,693

The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed unaudited consolidated statements of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in 000’s)

	For the Nine Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$537	$46
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization within:
Cost of sales	628	682
Selling, general and administrative	868	952
Amortization of deferred debt costs	117	128
Amortization of stock-based compensation	80	179
Write-off of unamortized acquisition costs	-	187
Gain from sale of assets	(8)	(3)
Inventory (recovery) reserve provision	(7)	14
Provision for doubtful accounts	12	88
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,791)	(1,176)
(Increase) decrease in inventories, prepaid expenses and other assets	(286)	71
Increase in accounts payable, accrued expenses, and other liabilities	2,033	514
Net cash provided by operating activities	183	1,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of disposals	(442)	(296)
Proceeds from sale of equipment	24	3
Net cash used in investing activities	(418)	(293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	167,901	144,430
Repayments of line of credit	(166,599)	(144,827)
Principal payments on term loan	(750)	(667)
Repurchase and retirement of common stock	(237)	-
Capital lease payments	(63)	(47)
Payment of preferred stock dividends	(13)	-
Common stock, preferred stock, and warrants issuance costs	(10)	(116)
Debt issuance costs	-	(20)
Net cash provided by (used) in financing activities	229	(1,247)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6)	142

CASH AND CASH EQUIVALENTS, beginning of period	115	123

CASH AND CASH EQUIVALENTS, end of period	$109	$265

(Continued)

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in 000’s)

(Continued)	For the Nine Months Ended March 31,
	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$598	$590

Cash paid for income tax	$51	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Capital leases	$794	$43

The accompanying notes to the condensed unaudited consolidated financial statements are an integral part of these condensed unaudited consolidated statements of cash flows.

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

At March 31, 2011, the Company was conducting operations through 34 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any subsequent period or the fiscal year ending June 30, 2011.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the United States Securities and Exchange Commission (the “2010 Form 10-K”).

Fair Value of Financial Instruments - In fiscal 2010, the Company adopted ASC 825 Financial Instruments which establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety.  Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data.  Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.	CASH AND CASH EQUIVALENTS

Total cash and cash availability was approximately $5.3 million and $4.7 million at March 31, 2011 and June 30, 2010, respectively, and was approximately $5.7 million on May 6, 2011.  Total cash and cash availability includes cash and cash equivalents as presented in the Company’s balance sheet and cash available to the Company through its line of credit, described in Note 5 – $25.0 Million Loan Facility.

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

4.	OUTSTANDING SHARES AND NET INCOME (LOSS) PER SHARE

As of March 31, 2011 there were 8,453,103 issued and outstanding shares.  Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net earnings attributable to common shareholders by the weighted-average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  Conversion or exercise of the potential common shares is not reflected in diluted earnings per share unless the effect is dilutive.  The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the if-converted and the treasury stock method, as applicable.  In determining whether outstanding stock options, and common stock warrants should be considered for their dilutive effect, the average market price of the common stock for the period has to exceed the exercise price of the outstanding common share equivalent.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Diluted net income per share for the three and nine months ended March 31, 2011 and 2010, was diluted by additional common stock equivalents as follows (in thousands):

	For the Three Months		For the Nine Months
	ended March 31,		ended March 31,
	2011	2010	2011	2010

Incremental shares due to stock options awarded to employees and directors	3	-	2	2
Incremental shares due to preferred stock conversion rights	133	-	133	236

Total dilutive shares	136	-	135	238

 Diluted net loss per share for the three months ended March 31, 2010 did not include any common stock equivalents in the computation since the Company incurred a net loss in that period.

Anti-dilutive common stock equivalents outstanding and not included in the computation of diluted net income per common share consisted of (in thousands):

	For the Three Months		For the Nine Months
	ended March 31,		ended March 31,
	2011	2010	2011	2010

Stock options	250	418	251	416
Common stock warrants	141	141	141	141
Promissory note conversion rights	89	89	89	89
Preferred stock conversion rights	-	133	-	-
Total common stock equivalents outstanding	480	781	481	646

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	For the Three Months Ended,
	March 31, 2011			March 31, 2010
		Weighted			Weighted
		Average			Average
		Common	Per Share		Common	Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic net income (loss) per share attributable to common shareholders	$289	8,491	$0.03	$(419)	8,557	$(0.05)

Effect of dilutive securities:
Stock options	-	3		-	-
Preferred stock conversion rights	-	133		-	-

Diluted net income (loss) per share attributable to common shareholders	$289	8,627	$0.03	$(419)	8,557	$(0.05)

	For the Nine Months Ended,
	March 31, 2011			March 31, 2010
		Weighted			Weighted
		Average			Average
		Common	Per Share		Common	Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic net income per share attributable to common shareholders	$537	8,515	$0.06	$46	8,455	$0.01

Effect of dilutive securities:
Stock options	-	2		-	2
Preferred stock conversion rights	-	133		-	236

Diluted net income per share attributable to common shareholders	$537	8,650	$0.06	$46	8,693	$0.01

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

There are 123,297 February 2007 Warrants currently outstanding, each bearing an exercise price of $8.55 per share.  The exercise period for the February 2007 Warrants, which was scheduled to expire on February 15, 2011, was extended by the Board’s action for two years, or until February 15, 2013.

The 17,575 August 2007 Warrants currently outstanding bear an exercise price of $7.884 per share.  The exercise period for the August 2007 Warrants, which was scheduled to expire on August 8, 2011, was also extended for two years, or until August 8, 2013.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.	$25.0 MILLION LOAN FACILITY

The Company has a $25.0 million loan facility, comprised of a three year $20.0 million asset based lending revolving line of credit coupled with a $5.0 million, 60 month, fully amortized term loan and co-terminus with the asset based lending revolving line of credit whichever occurs first.  The Company’s $20.0 million line of credit has a maturity date of July 1, 2012 and permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined.  Outstanding stand-by letters of credit reduce the maximum amount available for borrowing.  Outstanding borrowings under the loan facility are secured by substantially all Company assets.

Interest is payable monthly based on a LIBOR rate and a pricing matrix.  At March 31, 2011, the interest rate for the line of credit was 4.00%.  This rate was priced using a minimum LIBOR floor of 0.75%, plus the applicable margin of 3.25%.

As of March 31, 2011 and June 30, 2010, the Company had outstanding borrowings of $8.2 million and $6.9 million, respectively, under its line of credit which does not include stand-by letters of credit which reduces the availability.  The line of credit is classified as a current liability in accordance with ASC 470, Debt. Based on eligible receivables and inventories, and reduction from letters of credit outstanding at March 31, 2011 and June 30, 2010, the Company had $5.2 million and $4.6 million of cash availability under the line of credit, respectively.  The line of credit primarily enables the Company to satisfy its obligations during the time gap created between the payment for its products and the time when it collect from its customers. As such, due to the volatile nature of the petroleum products, the outstanding borrowings fluctuate as the petroleum market prices change as well as any change in demand from its customers.

The $20.0 million line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants.  At March 31, 2011, the financial covenants included a minimum daily availability of $250,000, a fixed charge coverage ratio of 1.1 to 1.0, and a capital expenditure limitation for fiscal year 2011 of $750,000.  At March 31, 2011 and June 30, 2010, the Company had a sublimit for letters of credit under its $20.0 million line of credit of $1.75 million, on both dates.  At March 31, 2011 and June 30, 2010, $1.2 million and $1.5 million, respectively, had been issued in letters of credit.  The line of credit was not limited at any time during either period by these covenants.

The Company’s loan agreement for the line of credit and the term loan requires the Company to obtain the consent of the lender prior to incurring additional debt, paying any cash dividends or distributions, repurchasing shares of its capital stock or entering into mergers, consolidations or sales of assets outside the ordinary course of business.  Failure to comply with one or more of the covenants in the future could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition.  At March 31, 2011, the Company was in compliance with its covenants under the loan facility agreement.  See Note 6 for further details on the $5.0 million term loan which balance was $3.333 million at March 31, 2011.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.	LONG-TERM DEBT (INCLUDES TERM LOAN AND PROMISSORY NOTES)

Long-term debt consists of the following (in thousands):

	As of
	March 31, 2011	June 30, 2010
June 2009 term loan (the “Term Loan”), fully amortized, 60 monthly principal payments of approximately $83,333 commencing on August 1, 2009; variable interest due monthly, 4.75% at March 31, 2011; secured by substantially all Company assets and subject to co-terminus provisions under the revolver line of credit.	$3,333	$4,083

June 2009 unsecured convertible subordinated promissory note (the “June 2009 Note”) (5.5% interest due semi-annually, January 15 and July 15, beginning January 15, 2011; interest accrued for first 13 months was deferred and paid on August 12, 2010); matures July 1, 2014 in its entirety.	800	800

Total long-term debt	4,133	4,883

Less: current portion (Term Loan)	(1,000)	(1,000)

Long-term debt, net	$3,133	$3,883

On June 29, 2009, the Company restructured all of its investor debt and preferred equity (the “Recapitalization”).  In connection therewith, the Company and its principal lender, Wachovia Bank, N.A., amended the Company’s existing $25.0 million loan agreement to provide for a $25.0 million loan facility, which included a $5.0 million, fully amortized, 60 month term loan (the “Term Loan”) which is co-terminus with the revolving line of credit under the $25.0 Million Loan Facility terms if such revolver is not extended beyond June 29, 2012.  The proceeds of the Term Loan were used to pay down $4.867 million of certain promissory notes issued in August 2007 (the “August 2007 Notes”) and $125,000 of certain promissory notes issued in September 2008.  At March 31, 2011, the variable interest rate on the Term Loan was 4.75%.

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

The principal balance of the June 2009 Note is due at maturity on July 1, 2014.  Subject to the limitations in the Subordination Agreement, interest is paid semi-annually, except that the interest payment for the first thirteen months was required to be paid on August 12, 2010.  Thereafter, semi-annual interest payments are scheduled on or about each January 15th and July 15th.  All required interest payments have been paid timely.  Unpaid amounts under the June 2009 Note will become due and payable upon the occurrence of customary events of default, provided, however, that the deferral of any payment in accordance with the Subordination Agreement will not constitute an event of default.  If permitted under the Subordination Agreement, the Company may pre-pay the June 2009 Note, in whole or in part, without prepayment penalty or premium.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.	CAPITAL LEASE COMMITMENTS

Certain non-cancelable leases are capital leases and recorded in other long-term liabilities, and the leased assets are included as part of property and equipment, at cost.  Such leasing arrangements include machinery, computer equipment and trucks.  As of March 31, 2011 and June 30, 2010, $132,000 and $45,000, respectively, of the capital leases were classified in accrued expenses and other liabilities, and $668,000 and $33,000, respectively, were classified in other long-term liabilities.  During fiscal 2011, the increase in the amount of capital leases is primarily attributable to the purchase of four new mobile fueling vehicles (similar to the existing specialized tank wagon truck fleet used by the Company).

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.	SHAREHOLDERS’ EQUITY

The following reflects the change in shareholders’ equity for the nine months ended March 31, 2011 (in thousands, except share data):

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2010	-	$-	-	$-	-	$-	599	$-	8,557,314	$86	$36,657	$(29,687)	$7,056
Net income	-	-	-	-	-	-	-	-	-	-	-	537	537

Repurchase and retirement of common stock	-	-	-	-	-	-	-	-	(153,711)	(1)	(236)	-	(237)

Issuance cost related to repurchase of common stock	-	-	-	-	-	-	-	-	-	-	(10)	-	(10)

Issuance of common shares as stock-based compensation	-	-	-	-	-	-	-	-	49,500	-	70	-	70

Stock-based compensation amortization expense	-	-	-	-	-	-	-	-	-	-	10	-	10
Balance at March 31, 2011	-	$-	-	$-	-	$-	599	$-	8,453,103	$85	$36,491	(29,150)	7,426

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

The Company’s principal lender had consented to such repurchases on July 1, 2010, conditioned upon the Company’s maintenance  of (i) a ratio of EBITDA to Fixed Charges of 1.3 to 1.0, based on the most recent twelve month period for which financial statements have been provided to the Lender, after giving pro forma effect to any repurchases; and (ii) Excess Availability of at least $2.25 million (A) immediately after making any repurchase and (B) for the ninety days preceding any repurchase, for a total of $840,000 in capital stock repurchases,  including up to $200,000 in any one fiscal quarter.  The Company’s repurchases of its shares are also limited by applicable SEC regulations, including but not limited to SEC Rule 10b-18 and  Regulation M, and by the Company’s insider trading policy.

During the nine months ended March 31, 2011, the Company purchased an aggregate of 153,711 shares of its common stock for an aggregate purchase price of $237,255 at an average cost of $1.54 per share.  The Board of Directors has elected to retire all of the repurchased shares and any future shares repurchased, so those shares are no longer outstanding and their cost is reflected as a reduction to Additional Paid-in Capital in the Shareholders’ Equity section of the Balance Sheet. Subsequent to the third quarter of fiscal 2011 through May 2, 2011, the Company purchased an additional 51,890 shares of its common stock at an average cost of $1.62.

Share-Based Compensation

The Company currently has the authority to grant stock options and other equity awards to employees and other eligible persons under its 2009 Equity Incentive Plan (the “2009 Plan”), which currently has 2,004 options outstanding and 848,496 available for future grants.  The Company no longer grants stock options under its 2000 Employee Stock Option Plan (“2000 Plan”) but stock options to purchase 165,231 shares of Common Stock remain outstanding under the 2000 Plan.  Options granted under the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant.  As of March 31, 2011, 163,897 of the 165,231 options that remain outstanding under the 2000 Plan are vested and exercisable.

The Company also no longer grants any stock options under its Directors Stock Options Plan but stock options to purchase 85,777 shares of Common Stock remain outstanding under the Directors Plan.  All outstanding stock options under the Directors Plan are fully vested and presently exercisable.

In September 2009, the exercise prices of all outstanding employee stock options previously granted under the 2000 Stock Option Plan were amended by the Compensation Committee of the Company’s Board of Directors to have an exercise price of $2.48 per share after the October 1, 2009 reverse stock split, or $0.55 per share before the reverse stock split (the “Amendments”).  The Amendments did not change the vesting schedules or any of the other terms of the respective stock options.  As a result of the repricing of the options effected by the Amendments, the Company incurred a non-cash charge of $93,000 to stock-based compensation amortization expense during the first quarter of fiscal year 2010 and an additional $5,000 which is being amortized over the remaining vesting period of the related options.  This modification affected 31 employees who held 327,614 stock options on June 30, 2009, adjusted to reflect the reverse stock split of October 1, 2009.

During the first nine months of fiscal 2011, the Company issued a total of 18,000 (6,000 in each fiscal quarter) fully vested shares to the six non-employee members of the Board of Directors under the Company’s 2009 Equity Incentive Plan valued at $1.40, $1.47 and $1.53 per share, respectively, the market closing price on the last trading day prior to their issuance.  The Company also issued 31,500 shares of restricted stock to the Company’s Chief Executive Officer, valued at $1.31 per share, the market closing price on the last trading day prior to their issuance, which shares became fully vested on December 21, 2010.  On that date, 111,113 stock options previously granted to the Chief Executive Officer under the 2000 Plan expired.  The cost of the grant of restricted stock was recognized as stock-based compensation expense over their vesting period.  In order to encourage the Directors and the Chief Executive Officer to retain the stock when it vested notwithstanding the tax burden created thereby, the Company made aggregate payments of $4,200, $25,043 and $4,650 in the first, second and third quarters of fiscal 2011, respectively, to grantees equal to 50% of the market value of the shares on the vesting date.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	CONTINGENCIES

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities.  Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of March 31, 2011.  Therefore no contingency gains or losses have been recorded as of March 31, 2011.

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

OUR BUSINESS

We are a supplier of specialized transportation and distribution services for petroleum products and chemicals.  We provide commercial mobile and bulk fueling, lubricant and chemical distribution, emergency response services and transportation logistics to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries.  At March 31, 2011, we were conducting operations through 34 service locations in eleven states:  Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

OVERVIEW

 Despite the challenges of a stagnant economic environment adversely affecting our customer base, we are reporting yet another bottom line profit for the quarter.  In the three months ended March 31, 2011, our net income was $289,000, our operating income was $556,000, and our EBITDA1, a non-GAAP measure, was $1.0 million.  Our net margin per gallon for the quarter was $0.25.  We have now achieved positive net income for six of the last seven quarters, generating an aggregate of $6.9 million in EBITDA and net income of $1.0 million during the seven quarters.  Since the beginning of that twenty-one month period, we have increased our shareholders’ equity by $1.1 million or 17%, exclusive of a $237,000 reduction in shareholders' equity from the retirement of common stock acquired in our stock repurchase program, and we have reduced our long term debt by $1.7 million, or 29%.  As we have previously explained, our steady improvement in financial condition and operating results  had its roots in 2006, when we started investing in infrastructure and was solidified by the financial resources generated from  our June 2009 Recapitalization of $40.0 million in debt and equity.

We remain focused on maintaining this record of profitability and a strengthened balance sheet.  So far, for the first nine fiscal months, our gallons sold have increased 2% over the same period a year ago.  Most of this increase is attributable to new customers, since we have still not seen a substantial rebound from the drop in same customer demand that we saw at the beginning of the economic downturn.  We are preparing for continuing growth by investing in our fleet, with ten new specialized fueling trucks expected by summer 2011.  This investment of approximately $2.0 million, through capital leases, will support an even higher level of organic growth in both existing and potential new markets, while reducing operating expenses, improving efficiencies and satisfying new California emissions standards.  Our balance sheet was further bolstered by continuing paydowns of term debt and contributions to equity from bottom line performance.  We paid down $250,000 in principal of our long-term debt this third fiscal quarter, for a total of $750,000 this fiscal year to date.  Our debt to equity ratio was 1.7 at March 31, 2011 and June 30, 2010 and the fixed charge coverage ratio1 was 1.51 for the trailing twelve months ended March 31, 2011, well above the fixed charge coverage ratio of 1.1 required by our bank covenants.

We continue to actively investigate and evaluate opportunities for growth through mergers and acquisitions.  We believe that, notwithstanding the continued weakness in economic conditions, we can take advantage of the opportunities for synergies presented by our scalable front and back office system and management structure, which was built for a high level of growth and quick integration.  The access to equity capital at reasonable prices, however, is a lynchpin to most acquisition activity.  Along those lines, we continue to believe that, in light of our bottom line performance and solid balance sheet and the inapposite weakness in the price of our common stock, repurchases of that stock at prevailing market prices remains a worthwhile use of our capital.  Via our open market stock repurchase program, which began this fiscal year, we had purchased a total of 153,711 shares of common stock for approximately $237,000 as of March 31, 2011, and we are continuing the program in the quarter ending June 30, 2011.  It should be noted that, while our board of directors and our principal lender authorized the purchase of up to $840,000 of capital stock, our purchases have been constrained by market blackout periods and limitations imposed by SEC regulations, including Securities Exchange Act  Rule 10b-18 and Regulation M an insider trading policy.  We expect to continue this program, however, so long as we believe that the cost of acquiring shares of our common stock at prevailing market prices is a reasonable allocation of our financial resources.  Needless to say, we would prefer to see market prices that better reflect our financial performance, as they would facilitate future acquisition activity by reducing unwarranted dilution to existing shareholders from such activity.

1EBITDA, fixed charges and fixed charge coverage ratio are non-GAAP measures within the meaning of SEC Regulation G.  See “Non-GAAP Measures and Definitions” below.

The following table presents certain operating results for the last eight sequential quarters (in thousands, except net margin per gallon):

	For the Three Months Ended,
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2010	2010	2010	2010	2009	2009	2009

Revenues	$61,654	$52,564	$51,061	$53,704	$49,152	$46,305	$43,686	$39,884

Gross profit	$4,135	$3,788	$3,838	$4,320	$3,398	$3,381	$4,097	$3,539

Selling, general and administrative	$3,579	$3,374	$3,492	$3,678	$3,555	$2,673	$3,839	$3,401

Operating income (loss)	$556	$414	$346	$642	$(157)	$708	$258	$138

Interest expense and other income, net	$(224)	$(222)	$(221)	$(215)	$(254)	$(255)	$(230)	$(454)

Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment 2	$-	$-	$-	$-	$-	$-	$-	$(1,651)

Gain on extinguishment of promissory notes	$-	$-	$-	$-	$-	$-	$-	$27

Net income (loss)	$289	$134	$114	$419	$(419)	$445	$20	$(1,948)

Less: Non-cash write-off of unamortized acquisition costs	$-	$-	$-	$-	$-	$-	$187	$-

Less: Non-cash stock options repricing costs	$-	$-	$-	$-	$-	$-	$93	$-

Less: Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment 1	$-	$-	$-	$-	$-	$-	$-	$1,651

Adjusted net income (loss) before non-cash, non-recurring charges 1	$289	$134	$114	$419	$(419)	$445	$300	$(297)

EBITDA 1	$1,026	$929	$953	$1,189	$398	$1,289	$1,134	$876

Net margin	$4,317	$3,969	$4,103	$4,529	$3,616	$3,609	$4,333	$3,795

Net margin per gallon 1	$0.25	$0.23	$0.23	$0.25	$0.21	$0.21	$0.26	$0.23

Gallons sold	17,335	17,025	17,912	18,385	17,382	16,956	16,945	16,709

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

The following table reconciles EBITDA (Non-GAAP measure) to the reported Net income (loss) for each of the eight quarterly periods presented above (in thousands):

	For the Three Months Ended,
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2010	2010	2010	2010	2009	2009	2009

Net income (loss)	$289	$134	$114	$419	$(419)	$445	$20	$(1,948)

Add back:

Interest expense	228	232	223	227	260	261	230	545

Income tax expense	43	58	11	8	8	8	8	8

Depreciation and amortization expense within:

Cost of sales	182	180	266	208	218	228	236	254

Selling, general and administrative expenses	274	276	318	316	316	316	320	344

Stock-based compensation amortization expense	10	49	21	11	15	31	133	49

Write-off of unamortized acquisition costs	-	-	-	-	-	-	187	-

Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment	-	-	-	-	-	-	-	1,651

Gain on extinguishment of promissory notes	-	-	-	-	-	-	-	(27)

EBITDA	$1,026	$929	$953	$1,189	$398	$1,289	$1,134	$876

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

The following table reconciles Adjusted net income (loss) before non-cash, non-recurring charges (non-GAAP measure) to the reported Net income (loss) for each of the eight quarterly periods presented above (in thousands):

	For the Three Months Ended,
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2010	2010	2010	2010	2009	2009	2009

Net income (loss)	$289	$134	$114	$419	$(419)	$445	$20	$(1,948)

Less: Non-cash write-off of unamortized acquisition costs	$-	$-	$-	$-	$-	$-	$187	$-

Less: Non-cash stock options repricing costs	$-	$-	$-	$-	$-	$-	$93	$-

Less: Non-cash ASC 470-20 (formerly FAS No. 84) inducement on extinguishment	$-	$-	$-	$-	$-	$-	$-	$1,651

Adjusted net income (loss) before non-cash, non-recurring charges	$289	$134	$114	$419	$(419)	$445	$300	$(297)

Fixed Charges Coverage Ratio.  Fixed charges and the fixed charges coverage ratio are non-GAAP measures that are used by our principal lender and others to help assess the Company’s ability to satisfy cash payments other than those made for operating activities.  Fixed charges are comprised of repayments of principal on debt, purchases of property and equipment, cash paid for interest and income taxes, payments for dividends and repurchases of stock.  The fixed charge coverage ratio generally measures the extent to which EBITDA exceeds the cash requirements, or fixed charges, of the business.  These measurements are made on a trailing twelve month basis.

The following table reconciles fixed charges and the fixed charges coverage ratio (non-GAAP measures) to the Net income for the trailing twelve months ended March 31, 2011 (in thousands):

Trailing Twelve Months
Ended March 31, 2011

Net income	$956
Add back:
Interest expense	910
Income tax expense	120
Depreciation and amortization expense within:
Cost of sales	836
Selling, general and administrative expenses	1,184
Stock-based compensation amortization expense	91
EBITDA	$4,097

Less fixed charges:
Principal payments on term loan	1,000
Cash paid for interest	773
Purchases of property and equipment	561
Repurchase of common shares	237
Capital lease payments	78
Cash paid for income tax	51
Payment of preferred stock dividends	13
Total fixed charges	$2,713

Difference (EBITDA less fixed charges)	$1,384

Fixed charge coverage ratio (EBITDA divided by fixed charges)	1.51

Net Margin Per Gallon.  Net margin per gallon is one of the most important measures of our financial performance.  It is calculated by adding gross profit to the cost of sales depreciation and amortization and dividing that sum by the number of gallons sold.

Non-cash ASC 470-20 inducement on extinguishment.  Non-cash ASC 170-20 inducement on extinguishment is a non-cash charge we incurred as a result of the June 29, 2009 Recapitalization.  The Company extinguished a portion of the August 2007 and the September 2008 Notes (“the Notes”) through the issuance of approximate 1.2 million shares and approximate 278,000 shares, respectively, at the negotiated price of $1.71 per share, which was greater than the $1.67 per share closing bid price the day prior to the Recapitalization, but lower than the conversion price applicable to the convertible debt instruments, which resulted in the issuance of more shares in the exchange than would have been issued upon a conversion.  The prevalent interpretation of ASC 470-20 is that an inducement occurs any time when additional shares are issued in the extinguishment of convertible debt regardless of the absence of an economic loss or economic intent of the parties to the transaction.  As a result, irrespective of the economic reality of the transaction, ASC 470-20 required the recording of a non-cash “conversion inducement” charge of $1.7 million, based on the difference between the approximate aggregate 471,000 common shares issuable to the applicable note holder under the original conversion rights that existed upon a conversion and the approximate 1.5 million common shares exchanged at $1.71 cents in the transaction that extinguished all of the Notes.  This non-cash charge is deemed a financing expense to extinguish the Notes.  To the extent that the ASC 470-20 inducement on extinguishment of promissory notes constitutes the recognition of a finance cost, it is considered interest expense for the calculation of EBITDA and other interest expense amounts.

RESULTS OF OPERATIONS:

To monitor our results of operations, we review key financial information, including net revenues, gross profit, selling, general and administrative expenses, net income or losses, and non-GAAP measures, such as EBITDA and net margin per gallon.  We continue to seek ways to more efficiently manage and monitor our business performance.  We also review other key operating metrics, such as the number of gallons sold and net margin per gallon sold.  We calculate our net margin per gallon by adding gross profit and the depreciation and amortization components of cost of sales, and dividing that sum by the number of gallons sold. Since our business is dependent on the supply of fuel and lubricants, we also monitor pricing and fuel availability from suppliers in order to make the most cost effective purchases of these products for our customers.

Comparison of Three Months Ended March 31, 2011 (“third quarter of fiscal 2011”) to Three Months Ended March 31, 2010 (“third quarter of fiscal 2010”)

Revenues

Revenues were $61.7 million in the third quarter of fiscal 2011, as compared to $49.2 million in the same period of the prior year, an increase of $12.5 million, or 25%.  Price variances in market prices of petroleum products provided $12.7 million of the increase in revenues.  The increase in revenues from higher prices was partially offset by a decrease of $200,000 due to a 47,000 decrease in gallons sold compared to a year ago.

Gross Profit

Gross profit was $4.1 million in the third quarter of fiscal 2011, as compared to $3.4 million in the same period of the prior year, an increase of approximately $700,000 or 22%.  Net margins per gallon were 24.9 cents and 20.8 cents for the third quarters of fiscal 2011 and 2010, respectively, an increase of 4.1 cents.  The increase primarily relates to improved pricing and better efficiencies, based on lower direct operating expenses from reducing expenses such as employee expense by $143,000 and repairs and maintenance expense by $187,000.  We continue to identify opportunities to reduce costs and obtain further operational efficiency through the use of our enhanced cost measurement and tracking systems.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) remained flat resulting in $3.6 million in both third quarters of fiscals 2011 and 2010 as a result of the Company’s efforts to continue to contain costs.

Interest Expense

Interest expense was $228,000 in the third quarter of fiscal 2011, as compared to $260,000 in the same period a year ago, a decrease of $32,000, or 12%.  Since the end of the third quarter of fiscal 2010, we have paid down approximately $1.0 million of our term loan.  Our interest rate terms remain basically the same for both periods, which is currently 4.0% for our line of credit, 4.75% for our term loan, and 5.5% for our unsecured convertible subordinated promissory note.

The components of interest expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Stated Rate Interest Expense:
Line of credit	$115	$112
Long-term debt	51	64
Other	24	43
Total stated rate interest expense	190	219

Non-Cash Interest Amortization:
Amortization of deferred debt costs	38	41
Total non-cash interest amortization	38	41

Total interest expense	$228	$260

Income Taxes

Total income tax expense of $43,000 and $8,000 was recorded for the third quarters of fiscal 2011 and 2010, respectively.  We adopted the provisions of ASC No. 740 “Income Taxes” on January 1, 2007.  As of March 31, 2011, we had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required for income tax expense.

As of March 31, 2011, we had net operating loss carryforwards for state income tax purposes of approximately $34.7 million which expire in various years and for federal income tax purposes of approximately $23.5 million which will begin to expire in the year 2012.

Net Income (loss)

 Net income was $289,000 in the third quarter of fiscal 2011, as compared to a net loss of $419,000 in the same period in the prior year.  The $708,000 increase in net income was primarily attributable to the increase of $737,000 in gross profit.

EBITDA

EBITDA was $1.0 million in the third quarter of fiscal 2011, as compared to $398,000 in the same period of the prior year, an increase of $628,000.  The increase was primarily attributable to the increase of $737,000 in gross profit.

The reconciliation of EBITDA to Net income (loss) for the third quarters of fiscals 2011 and 2010 was as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2010

Net income (loss)	$289	$(419)
Add back:
Interest expense	228	260
Income tax expense	43	8
Depreciation and amortization expense within:
Cost of sales	182	218
Selling, general and administrative expenses	274	316
Stock-based compensation amortization expense	10	15
EBITDA	$1,026	$398

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

Comparison of Nine Months Ended March 31, 2011 to Nine Months Ended March 31, 2010

Revenues

Revenues were $165.3 million in the nine months ended March 31, 2011, as compared to $139.1 million a year earlier, an increase of $26.2 million, or 19%, primarily as a result of $23.0 million attributable to higher market prices of petroleum products during the first nine months of fiscal 2011.  The increase in revenues also reflects an increase of approximately 1.0 million gallons sold, which resulted in an increase of approximately $3.2 million in revenues compared to the same period in the prior year, reflecting the expansion of our business into new markets during the second and third quarters of the prior fiscal year.

Gross Profit

Gross profit was $11.8 million in the nine months ended March 31, 2011, as compared to $10.9 million in the same period last year, an increase of approximately $900,000, or 8%.  The net margin per gallon for the nine months ended March 31, 2011 and 2010 was 23.7 cents and 22.5 cents, respectively, an increase of 1.2 cents.  The increase is partially attributable to the increase in gallons sold but also to improved efficiencies such as reductions of direct operating costs such as employee expense by $207,000 and travel expense by $95,000, as well as lower depreciation expense of $54,000.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $10.4 million in the nine months ended March 31, 2011, as compared to $10.1 million in the same period of the prior year, an increase of approximately $378,000, or 4%.  The increase in SG&A is primarily due to a net $400,000 reduction in SG&A last year resulting from our recovery of legal and professional fees in a litigation settlement.  The settlement  lowered our SG&A costs last year by approximately $587,000, but that one time benefit was partially offset by the $187,000 write-off of unamortized acquisition costs that we incurred last fiscal year as a result of the adoption of ASC 805.  In the first nine months of fiscal year 2011, we also had higher employee expense of $300,000 versus a year ago, as we expanded our operations, and we paid higher credit card fees of $137,000 due to higher fuel prices, offset by lower bad debt expense of $75,000 and a $175,000 reduction in other expenses, such as professional fees, travel, communications expense, property tax and other taxes.  SG&A expenses were also affected by changes to non-cash categories, such as lower depreciation expense of $84,000, and lower stock option compensation expense of $99,000.

Interest Expense

Interest expense was $683,000 in the nine months ended March 31, 2011, as compared to $751,000 in the same period of the prior year, a decrease of approximately $68,000, or 9%.  Since the end of the third quarter of fiscal 2010, we have continued to pay down approximately $250,000 of our term loan every quarter, or $1.0 million per year.  Our interest rate terms were generally the same for both periods, around 4.0% for our line of credit, 4.75% for our term loan, and 5.5% for our unsecured convertible subordinated promissory note.

The components of interest expense were as follows (in thousands):

	For the Nine Months Ended March 31,
	2011	2010
Stated Rate Interest Expense:
Line of credit	$343	$336
Long-term debt	166	200
Other	57	87
Total stated rate interest expense	566	623

Non-Cash Interest Amortization:
Amortization of deferred debt costs	117	128
Total non-cash interest amortization	117	128

Total interest expense	$683	$751

Income Taxes

Total income tax expense of $112,000 and $24,000 was recorded for the nine months ended March 31, 2011 and 2010, respectively.  We adopted the provisions of ASC No. 740 “Income Taxes” on January 1, 2007.  As of March 31, 2011, we had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required.

As of March 31, 2011, we had net operating loss carryforwards for state income tax purposes of approximately $34.7 million which expire in various years and for federal income tax purposes of approximately $23.5 million which will begin to expire in the year 2012.

Net Income

Net income was $537,000 in the nine months ended March 31, 2011, as compared to a net income of $46,000 in the same period in the prior year.  The $491,000 increase was primarily attributable to higher gross profit of approximately $900,000 reflecting the expansion of our business, improved margins and efficiencies, offset by $378,000 higher SG&A expense as discussed above.

EBITDA

EBITDA was $2.9 million in the nine months ended March 31, 2011, as compared to $2.8 million in the same period of the prior year, an increase of approximately $100,000.  The increase in EBITDA was primarily attributable to the increase of approximately $900,000 in gross profit, offset by higher SG&A expense primarily as a result of last year’s $587,000 recovery of legal expenses and other SG&A expenses as discussed above.

The reconciliation of EBITDA to net income for the nine months ended March 31, 2011 and 2010 was as follows (in thousands):

	For the Nine Months Ended March 31,
	2011	2010

Net income	$537	$46
Add back:
Interest expense	683	751
Income tax expense	112	24
Depreciation and amortization expense within:
Cost of sales	628	682
Selling, general and administrative expenses	868	952
Stock-based compensation amortization expense	80	179
Write-off of unamortized acquisition costs	-	187
EBITDA	$2,908	$2,821

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

Capital Resources and Liquidity

At March 31, 2011, we had total cash and cash availability of approximately $5.3 million, which consisted of cash and cash equivalents of $109,000 and additional cash availability of approximately $5.2 million through our line of credit.  As of May 6, 2011, our cash availability was approximately $5.7 million.  We are able to draw on our line of credit on a daily basis subject to debt covenant requirements.

At March 31, 2011, our trailing twelve months EBITDA was $4.1 million and our fixed charge coverage ratio was 1.51 and the trailing twelve months EBITDA after fixed charges was $1.4 million.  We have a $8.8 million deferred tax asset at March 31, 2011 that remains fully reserved but we have used approximately $1.0 million of the net operating loss carryforward to offset taxable income due in the last two years.

In the second quarter of fiscal 2011 we purchased, under capital lease obligations, four new specialized mobile fueling trucks to modernize and increase the size of our fleet.  We plan to purchase six more of these vehicles during this fiscal year.  The  additional equipment we have already acquired has expanded capacity to our system and has helped us improve our own fleet fuel economy and satisfy new California emission standards, giving us further opportunity to expand in new markets and lowering our repair and maintenance expense going forward.  Our principal lender has given us approval to incur up to $2.0 million in new debt to finance this fleet expansion, conditioned upon our continuing satisfaction of specified financial thresholds.

On July 28, 2010, our Board of Directors  approved a share repurchase program (the “Program”) under which we may elect to purchase up to five percent of our outstanding capital stock, or approximately 435,000 shares of common stock or common stock equivalents.  Repurchases of capital stock, including shares of common stock and Series D convertible preferred stock, may be made on the open market at prevailing market prices or in block trades, subject to the restrictions relating to volume, price, and timing set forth in Securities Exchange Act of 1934 Rule 10b-18, or in privately negotiated transactions.  We have been funding the repurchases from our available cash under our revolving line of credit with our principal lender.  During the nine months ended March 31, 2011, we purchased 153,711 shares of our common stock for an aggregate purchase price of $237,255.  We intend to continue to purchase additional shares pursuant to the Program. The Board of Directors has determined that all shares so repurchased will not be held in treasury but will be immediately retired.

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

We do not believe that our purchases of capital stock under the Program will meaningfully impair our capital resources or our ability to support the cash needs of our business.  Moreover, while there can be no certainty, we believe that, as a result of the current trend and last year’s net income, EBITDA and cash flow as well as the June 2009 Recapitalization, we have established adequate credit enhancements to meaningfully respond to potential increases in volumes, irrespective of whether they are accompanied by fuel price increases.

Sources and Uses of Cash

We currently have a $25.0 million loan facility with our principal lender, comprised of a $20.0 million revolver coupled with a $5.0 million, 60 month, fully amortized term loan and co-terminus with the asset based lending revolving line of credit whichever occurs first.

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

Interest is payable monthly based on a pricing matrix.  At March 31, 2011, the interest rate for the line of credit was 4.0%.  This rate was priced using a minimum LIBOR floor of 0.75%, plus the applicable margin of 3.25%.  The applicable margin is determined quarterly based on a predetermined fixed charge coverage ratio pricing matrix with the applicable margins ranging from 3.00% to 3.75%.

As of March 31, 2011, we have outstanding letters of credit for an aggregate amount of $1.2 million.  These letters of credit were issued so that we could obtain better purchasing terms and pricing than were otherwise available in certain markets.  The letters of credit have twelve-month expirations and renew automatically.  No amounts have been drawn on any of the letters of credit; however, as described above, outstanding letters of credit reduce our cash availability under our line of credit facility.

As of March 31, 2011 and June 30, 2010, we had outstanding borrowings of $8.2 million and $6.9 million, respectively, under our line of credit.  Outstanding borrowings under the line of credit are classified as a current liability in accordance with ASC 470, Debt. Based on eligible receivables and inventories, and letters of credit outstanding at March 31, 2011, and June 30, 2010, we had approximately $5.2 million and $4.6 million of cash availability under the line of credit.  The line of credit primarily enables us to satisfy our obligations during the time gap created between the payment for our products and the time when we collect from our customers. As such, due to the volatile nature of the petroleum products, the outstanding borrowings fluctuate as the petroleum market prices change as well as any change in demand from our customers.  The $1.3 million increase in the line obligation principally relates to the recent escalation of petroleum products in the market place.  This market price increase is also evidenced in both higher accounts receivable and payable balances compared to June 30, 2010.

The term loan, with an original amount of $5.0 million, is fully amortized, requiring 60 monthly principal payments of approximately $83,333, which payments commenced on August 1, 2009, with variable interest due monthly (4.75% at March 31, 2011).  The term loan is secured by substantially all of our assets and, under the agreement with our lender for the total $25.0 million credit facility, is co-terminus with the revolving line of credit if that line is not extended.  During the first nine months of fiscal 2011, we have paid down $750,000 of the principal balance of the term loan so that, at March 31, 2011, the outstanding balance was $3.333 million.

In the June 2009 Recapitalization, we also extinguished $800,000 of the August 2007 Notes through the issuance of a 5.5% interest only, unsecured convertible subordinated promissory note in the principal amount of $800,000 (the “June 2009 Note”).  The June 2009 Note is subordinated to all our other existing debt, including any amounts owed now or in the future to our principal lender.  The holder of the June 2009 Note entered into a debt subordination agreement (the “Subordination Agreement”) with the us and our principal lender, whereby it expressly subordinated its rights under the June 2009 Note to the principal lender.

The principal balance of the June 2009 Note is due at maturity on July 1, 2014.  Subject to the limitations in the Subordination Agreement, interest is paid semi-annually, except that the interest payment for the first thirteen months was not required to be paid until August 12, 2010.  Thereafter, semi-annual interest payments are scheduled on or about each January 15th and July 15th.  All required interest payments to date have been timely paid.  Unpaid amounts under the June 2009 Note will become due and payable upon the occurrence of customary events of default, provided, however, that the deferral of any payment in accordance with the Subordination Agreement will not constitute an event of default.  If permitted under the Subordination Agreement, the Company may pre-pay the June 2009 Note, in whole or in part, without prepayment penalty or premium.

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

The June 2009 Recapitalization of all of our debt and equity securities strengthened our balance sheet and financial position, immediately lowering our total debt by $4.5 million, increasing shareholders’ equity by approximately $4.1 million and reducing our debt to equity ratio from approximately 9:1 to 2:1 over the prior year.  The June 2009 Recapitalization reduced our cash interest expense and dividends cash usage, as reflected in our results for fiscal 2010 and the first nine months of fiscal 2011.

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

Cash Flows

During the nine months ended March 31, 2011 and 2010, cash and cash equivalents decreased $6,000 and increased $142,000, respectively.

We generated cash from the following sources (in thousands):

	For the Nine Months Ended March 31,
	2011	2010

Net proceeds from line of credit payable	$1,302	$-
Cash provided by operating activities	183	1,682
Proceeds from sale of equipment	24	3
Total of generated cash	$1,509	$1,685

We used cash primarily for (in thousands):

	For the Nine Months Ended March 31,
	2011	2010

Principal payments on term loan	750	667
Purchases of property and equipment	442	296
Repurchase and retirement of common stock	237	-
Capital lease payments	63	47
Payment of preferred stock dividends	13	-
Payments of debt and equity issuance costs	10	136
Net payments on line of credit payable	-	397
Total of used cash	$1,515	$1,543

Net change in cash and cash equivalents	$(6)	$142

As of March 31, 2011, we had $8.2 million outstanding under our line of credit.  The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying condensed unaudited consolidated statements of cash flows for the nine months ended March 31, 2011 include the cumulative activity of the daily borrowings and repayments, $167.9 million and $166.6 million, respectively, under the line of credit.  The net cash borrowings from, or repayments of, the line of credit during the nine months ended March 31, 2011 and 2010, respectively, have been included as sources or uses of cash in the tables above.

Adequacy of Capital Resources

Our liquidity and ability to meet financial obligations is dependent on, among other things, the generation of cash flow from operating activities, obtaining or maintaining sufficient trade credit from vendors, complying with our debt covenants, continuing renewal of our line of credit facility and, if necessary,  raising additional capital through the issuance of debt or equity securities or additional borrowings.

Our sources of cash during the remainder of fiscal 2011 are expected to be cash on hand, cash generated from operations, borrowings under our revolving line of credit, and any other capital sources that may be deemed necessary.  There is no assurance, however, that if additional capital is required, it will be available to us or available on acceptable terms.

Our uses of cash over the next twelve months are expected to be principally for operating working capital needs, maintaining our line of credit, and servicing any principal and interest on our debt, our ongoing stock repurchase program, payment of preferred stock dividends, and costs incurred to expand or enhance our operations including the purchase of new trucks.  Our line of credit with our principal lender matures on July 1, 2012.

Off-Balance Sheet Arrangements

At March 31, 2011, we do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 10 in the notes to condensed consolidated financial statements included in this Form 10-Q for pronouncements that have already been effective.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Controls over Financial Reporting

    No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2010, our Board of Directors  approved a share repurchase program (the “Program”) under which we may elect to purchase up to five percent of our outstanding capital stock, or approximately 435,000 shares of common stock or common stock equivalents.  Repurchases of capital stock, including shares of common stock and Series D convertible preferred stock, may be made on the open market at prevailing market prices or in block trades, subject to the restrictions relating to volume, price, and timing set forth in Securities Exchange Act of 1934 Rule 10b-18, or in privately negotiated transactions.  Repurchases are funded from our available cash under our revolving line of credit with our principal lender.  During the nine months ended March 31, 2011, we purchased 153,711 shares of our common stock for an aggregate purchase price of $237,255.

Stock repurchases for the nine months ended March 31, 2011 were as follows:

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number of	Average price	as part of publicly	may yet be purchased
Period	shares purchased	paid per share	announced programs	under the program
August 1 through August 31, 2010	8,141	$1.30	8,141
September 1 through September 30, 2010	21,006	$1.37	21,006
October 1 through October 31, 2010	38,331	$1.41	38,331
December 1 through December 31, 2010	28,098	$1.66	28,098
January 1 through January 31, 2011	15,000	$1.74	15,000
February 1 through February 28, 2011	1,750	$1.84	1,750
March 1 through March 31, 2011	41,385	$1.64	41,385	$430,372
Total	153,711	$1.54	153,711

During the nine months ended March 31, 2011, each of the six non-employee members of the Company’s Board of Directors received a grant of 3,000 shares of restricted stock under the Company’s 2009 Equity Incentive Plan pursuant to an automatic grant program calling for such a grant on the last day of each fiscal quarter.  The Company’s Chairman, Chief Executive Officer and President was granted 31,500 shares of restricted stock that vested on December 21, 2010, when his existing stock options expired.  These grant were made pursuant to the Company’s 2009 Equity Incentive Plan and were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

SMF ENERGY CORPORATION

May 12, 2011	By:	/s/ Richard E. Gathright
Richard E. Gathright
Chairman of the Board, Chief Executive Officer and
President (Principal Executive Officer)

	By:	/s/ Michael S. Shore
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