Form 10-K
period 2011-06-30
SMF ENERGY CORP
filed 2011-09-28
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  June 30, 2011
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

☐ Large accelerated filer        ☐Accelerated filer        ☐ Non-accelerated filer        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates was $11,925,240.  The aggregate market value was computed by reference to the last sale price of the registrant’s Common Stock on the Nasdaq Capital Market on December 31, 2010.

As of September 21, 2011 there were 8,366,578 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain Portions of registrant’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts.  These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward–looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as the information is identified as forward looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.  Forward-looking statements include statements concerning our expectations, plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information including but not limited to those that appear in this report under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The words “could,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “goal,” “forecast” and variations of such words or similar expressions are intended to identify forward-looking statements.  Forward-looking statements in this report, including, without limitation, statements concerning management's expectations of future performance, are based on our examination of historical operating trends and other information currently available to us as well as various assumptions derived therefrom.  Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them.  However, there can be no assurance that any of these expectations, beliefs and projections will prove to be accurate.

For example, there may be factors that are not presently known to us or that we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.  Some of the risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements are described in the section entitled “Risk Factors” in Item 1A, and elsewhere in this report.   All forward-looking statements and projections attributable to us or persons acting on our behalf apply only as of the date of the particular statement, and are expressly qualified in their entirety by the cautionary statements included in this report and in our other filings with the SEC.  We undertake no obligation to publicly update or revise forward-looking statements, including but not limited to those presented herein, to reflect events or circumstances after the date made or to reflect the occurrence of presently unanticipated events.

PART I

Item 1.  Business

Overview

We are a supplier of specialized transportation and distribution services for petroleum products and chemicals.  We provide commercial mobile and bulk fueling, lubricant and chemical distribution, emergency response services and transportation logistics to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries.  At June 30, 2011, we were conducting operations through 34 service locations in eleven states:  Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

We provide commercial mobile and bulk fueling, integrated out-sourced fuel management, packaging, distribution and sale of lubricants and chemicals, transportation logistics, and emergency response services.  Our specialized equipment fleet distributes diesel fuel and gasoline to customer locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying bulk storage tanks, and providing fuel for emergency power generation systems.  We also distribute a wide variety of specialized petroleum products, lubricants and chemicals to our customers in Texas and certain other markets. In addition, our fleet handles the movement of customer equipment as well as storage tanks we provide for use by our customers.

We compete with several large and numerous small distributors, jobbers and other companies offering services and products in the same markets in which we operate.  We believe that the current structure of the industry and these markets offer us opportunities for expansion and consolidation, as customers increasingly prefer, or even demand, a single source for their petroleum based needs, including many who need highly reliable supply distribution services to prevent business interruptions even during emergencies.  We believe that many of these factors create advantages for us over our competitors.

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

References in this report to “the Company”, “SMF”, “we”, “us”, and “our” refer to SMF Energy Corporation and its subsidiaries.

Strategy

A principal objective of our business strategy is to become the leading “single source” provider of petroleum products and services in the markets where we currently operate, and to expand that strategy into additional markets.  To achieve this objective we plan to focus on increasing revenues in our core operations and expanding in new or existing markets through selective acquisitions.

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

•
Lower Risk of Fuel Theft.  Fleet operators relying on employees to fuel vehicles, whether at on-site facilities or at retail stations, often experience shrinkage of fuel inventories or excess fuel purchases due to employee fraud.  Our fuel management system substantially lowers, and in some cases eliminates, the risk of employee theft by selling fuel only to authorized vehicles.  Utilizing our fueling services, rather than allowing employees to purchase fuel at local retail stations, also eliminates employee fraud due to credit card abuse.

•
Access to Emergency Fuel Supplies and Security.  Emergency preparedness, including fuel availability, is critical to the operation of governmental agencies, utilities, communication companies, delivery services and numerous other fleet operators.  We provide access to emergency fuel supplies at times and locations chosen by our customers, allowing them to react more quickly and effectively to emergency situations, such as severe weather conditions and related disasters.  Fueling by fleet operators at their own on-site storage facilities, and/or at retail and other third party locations may be limited due to power interruptions, supply outages or access and other natural limitations.  In addition, as concerns of fleet operators about terrorism, hijacking and sabotage are increasing, fueling vehicles at customers’ facilities reduces security risks to the fleet operators’ employees and equipment when compared to fueling at retail service stations or other outside facilities.

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

Emergency Response Services

We provide fuel supply services to governmental agencies, utilities, communication companies, delivery services and other fleet and equipment operators when emergency situations, such as severe weather conditions and related disasters, create power interruptions, supply outages or access restrictions on our customers.  We provide access to these emergency fuel supplies at times and locations chosen by our customers, allowing them to react more quickly and effectively to emergency situations.  In addition, our emergency generator services program provides customers with ongoing fuel testing, treatment, filtration and top-off services for their generators and other emergency power supply systems to ensure that they are fully fueled with fuel in optimal condition for use during power outages.  We then provide emergency fuel supplies for the generators for the duration of the power outages following a pre-established schedule based on the utilization requirements of the individual generator systems.

Operating Equipment

We operate a fleet of over 200 specialized commercial vehicles, including fueling and lubricant tank wagons, tractor trailer fuel and lubricant transports, lubricant delivery box trucks, flatbed vehicles and special heavy haul tractor-trailer units.  Our custom commercial mobile fueling trucks have fuel carrying capacities ranging from 2,800 to 4,700 gallons and are equipped with multi-compartmented tanks.  The fuel we sell or deliver is acquired daily at local third-party petroleum terminal storage facilities.  Each truck typically services between five and fifteen customer locations per night or day, on specified delivery routes.  The driver of each truck also fuels the customer vehicles.

We also own over 800 fuel and lubricant storage tanks with total capacity in excess of 1.7 million gallons.  These tanks include bulk storage tanks located at our facilities and portable tanks used for the temporary storage and dispensing of fuels and lubricants at customer job sites.  We also sell portable storage tanks to our customers’ job-site or other locations; and we reposition, re-supply and maintain these tanks as required, either on a scheduled or as needed basis.

Marketing and Customers

We identify and market to potential customers requiring petroleum related services and products within our established service areas.  We also pursue the development of new markets by first evaluating the profitability of volume and margin commitments of potential customers in those new areas.  Our primary methods for developing new business are through direct marketing and referrals from existing customers as well as from our own personnel.  We evaluate new customers based on factors such as type and size of service required, proximity to existing markets, volume commitments, profitability margins and credit worthiness.

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

During the year ended June 30, 2011, approximately 24% of our total revenues were derived from fleet fueling services provided to our two largest customers.  Although we do have certain length of service written contracts with a few of our larger customers, including our two largest customers, one of whom the Company has been servicing for over 17 years, these types of agreements are not customary in the fuel and lubricant distribution industry.  As a result, we do not have written contracts with the majority of our approximately 4,600 customers.  Most of our customers can terminate our services at any time and for any reason and, correspondingly, we can discontinue service to those customers for any reason, including our evaluation of a customer’s creditworthiness.  While it is rare, we may also elect to discontinue service to a customer if changes in service conditions or other factors cause us not to reach targeted volumes or pricing, so that we are unable to achieve a margin on that customer’s business that meets our yield requirements for that customer’s logistics service.

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

We purchase the majority of our lubricants pursuant to a long-term supply agreement with Chevron, which also offers marketing assistance to us and financing assistance to our customers.  Lubricants are distributed and sold in bulk, prepackaged or repackaged by us to meet customer needs.  We price lubricant products on a cost of sales and service-plus basis.  Traditionally, lubricants inventory was not subject to market price volatility as significant as that for fuel products.  Recently, however, due to increasingly volatile petroleum prices, the prices of lubricants have experienced more frequent price changes than in the past.  We do not believe, however, that these changes create significant pricing risks to us.

We purchase chemicals from several key suppliers.  Products are delivered to our location to be redistributed to our customers via Company owned equipment.  Chemical sales are done in truckload quantities, or in containers ranging from 5 gallons to 55 gallons.

Competition

We compete with other distributors of fuels, lubricants, chemicals and other petroleum products, including several large regional distributors and numerous small independent operators.  Our mobile fueling operations also compete with retail marketing outlets such as retail gas stations and other third-party service locations.  We believe that the primary competitive factors affecting our market include price, ability to meet complex and technical services needs, dependability, extended credit terms, service locations, and the ability to provide fuel-management tools.

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

Employees

At June 30, 2011, we employed 229 employees, of which 224 were full-time employees.

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

Available Information

More information about the Company can be found at our website, www.mobilefueling.com.  In addition to this annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information are regularly filed with the Securities Exchange Commission (“SEC”).  We also post these reports on the “Investor Relations” section of our website promptly after we file them with the SEC.  Our Code of Business Conduct is also posted on our website.  All of these documents are available in print without charge to our shareholders upon request.  Information on our website is not incorporated by reference in, and is not a part of, this annual report on Form 10-K.

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

No Assurance of Future Profitability or Positive Cash Flow. While we earned net income for our two most recent fiscal years, in order to keep generating profits in the future, we may need to continue to increase the volume of products and services sold at profitable margins, control costs and generate sufficient cash flow to support our working capital and debt service requirements.  There is no assurance that we will be able to maintain net income or avoid net losses in the future or that we will be able to raise additional capital on acceptable terms if our capital needs cannot be satisfied by cash flow from operations.  If we need to raise additional capital to fund new acquisitions or to expand existing operations, we believe that we will be able to obtain that capital on acceptable terms, but there is no assurance that we will be able to do so.

Nasdaq Listing of Our Common Stock.  Our common stock currently trades on the Nasdaq Capital Market under the symbol FUEL. While we consider the listing on Nasdaq to be a valuable attribute of our common stock and other securities, maintaining that listing has been costly over the past few years and there is still no assurance that such listing will continue.  In particular, because the bid price of our common stock closed below the minimum $1.00 per share requirement of Nasdaq Marketplace Rules for more than 30 consecutive business days in 2007, we were ultimately required to implement a 1 for 4.5 reverse stock split that took effect on October 1, 2009.  While this reverse stock split succeeded in increasing the post-reverse split trading price of our common stock above the $1.00 minimum bid price, the market price for our stock steadily decreased after the split, notwithstanding our steadily improving operating results at the time.

Accordingly, the aggregate market value of our common stock remains lower than it was before the reverse stock split.  While we believe that our strong financial performance in fiscal 2011, coupled with our recent establishment of a quarterly dividend program for our common stock, has begun to overcome the lingering depreciation that followed our reverse stock split, there is no assurance that it will ultimately succeed in doing so.

Volatility of Trading Market for Our Stock.  Our stock has sometimes traded in large daily volumes and other times at much lower volumes, in many cases at wide price variances. If this volatility occurs in the future, it could make it difficult for shareholders to sell shares at a predictable price or at specific times.  The market price of our common stock may be affected by various other factors unrelated to the number of shares outstanding after the reverse stock split, including our future performance and general market conditions.

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

Our credit facility with our principal lender also requires the Company to obtain the consent of the financial institution prior to incurring additional debt, or entering into mergers, consolidations or sales of substantial assets.

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

Fuel Pricing and Supply Availability; Effect on Profitability. Diesel fuel and gasoline are commodities that are refined and distributed by numerous sources.  We purchase the fuel from multiple suppliers at daily market prices and in some cases qualify for certain discounts.  We monitor fuel prices and trends in each of our service markets on a daily basis and seek to purchase our supply at the lowest prices and under the most favorable terms.  Commodity price risk is generally mitigated since we purchase and distribute our fuel supply daily and generally utilize cost-plus pricing when billing our customers.  If we cannot continue to utilize cost-plus pricing as a component of billing our customers, margins would likely decrease and losses could return to the bottom line performance.  We have not engaged in derivatives or futures trading to hedge fuel price movements.  In addition, diesel fuel and gasoline may be subject to supply interruption due to a number of factors, including natural disasters, refinery and/or pipeline outages and labor disruptions.  While limitations on the credit available from suppliers became a more significant issue for us during the onset of the national economic recession in fiscal 2008 and 2009, the 2009 Recapitalization and our improved operating performance in fiscals 2010 and 2011 has alleviated most of these credit availability issues.  There is no assurance that a tightened credit market will not recur.  Irrespective of the reason, any reduction of the availability of fuel supplies could impact our ability to provide mobile fueling, commercial bulk fueling, and emergency response services and would therefore impact our profitability.

Risks Associated with Customer Concentration; Absence of Written Agreements. Although we provide services to many customers, a significant portion of our revenue is generated from a few of our larger customers.  Sales to our two largest customers represented 24% of our total revenue in fiscal year 2011.  While we have formal, length of service written contracts with certain of these larger customers, including our two largest customers, one of whom we have been servicing for over 17 years, such agreements are not customary and we do not have them with the majority of our customers.  As a result, most of our customers can terminate our services at any time and for any reason, and we can similarly discontinue service to those customers. We may also discontinue service to a customer if changes in the service conditions or other factors cause us not to meet our minimum level of margins and rates, and the pricing or delivery arrangements cannot be passed along to our customers to achieve our required yield.  As a result of this customer concentration and the absence of written agreements, our business, results of operations and financial condition could be materially adversely affected if one or more of our larger customers were lost or if we were to experience a high rate of service terminations of our other customers.

Effect of Reduced Fuel Usage.  The global economic downturn that followed the September 2008 stock market crash resulted in many businesses, including most of our customers, experiencing reduced demand for their services and, thus the amount of fuel that they consume in their operations.   For those of our existing customers who experienced reduced fuel usage, the reductions lowered the volumes sold by us to those customers.  We have since replaced those lost sales with sales to new customers and the expansion of service to existing customers in new markets.  If the current weak economic conditions persist or worsen, however, it is possible that new or pre-existing customers’ fuel usage will decline again.  Even though we were successful in replacing lost volume with new business and new customers in the past, since we cannot predict the severity or impact of a future economic downturn, we cannot assure you that we will be able to recover lost volumes as quickly as we did in the past.  If and to the extent that our volumes do decline, our revenues and our results of operation could be negatively affected.

Continuation of Quarterly Dividend Program Not Assured.  We believe that the recent adoption of a quarterly dividend program for our common stock by our Board of Directors has enhanced the value of our common stock.  If this program is discontinued or suspended sometime in the future, however, holders of our common stock will no longer receive the benefit of those dividends and the trading prices of our common stock may be adversely affected.

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

In addition, we own truck yard and office space in Tampa, Florida and in Lufkin, Texas.  We also lease truck yard and office space for 18 locations specified below as of June 30, 2011, primarily under 1 to 5 year leases which include lease renewal options.  We believe that our facilities are adequate for our current needs.

Location	Lease Expiration

Bloomington, CA	7/15/2013

Gardena, CA	7/14/2016

Jacksonville, FL	8/31/2015

Melbourne, FL	2/29/2012

Orlando, FL	11/30/2012

Port Everglades, FL	5/31/2012

Jackson, MS	12/31/2012

Charlotte, NC	12/31/2011

Greensboro, NC	5/31/2012

Selma, NC	10/31/2011

North Augusta, SC	10/31/2011

Spartanburg, SC	11/11/2011

Knoxville, TN	11/16/2011

Ft. Worth, TX	12/31/2011

Houston, TX	9/30/2015

San Marcos, TX	12/15/2012

Selma, TX	12/31/2013

Waxahachie, TX	9/30/2015

We also lease the following facilities on a month to month basis:

Fort Myers, FL

Doraville, GA

Ellabell, GA

Gonzales, LA

North Las Vegas, NV

Chattanooga, TN

Elm Mott, TX

Longview, TX

Item 3.  Legal Proceedings

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities.  Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of June 30, 2011.  Therefore no contingency gains or losses have been recorded as of June 30, 2011.  However, based on management’s knowledge at the time of this filing, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

Effective June 30, 2011, the Company and its subsidiary H & W Petroleum Company, Inc. (“H & W”) settled a civil action previously filed by the Company in Harris County, Texas (the “Harris County Litigation”).  The Harris County Litigation arose out of the Company’s 2005 purchase of all of H & W’s outstanding stock (the “Stock Purchase”) from the former shareholders of H & W (the “Former H & W Shareholders”), H & W’s concurrent purchase of certain assets (the “Asset Purchase”) of another company affiliated with the Former H & W Shareholders (“KSB”), and various facility lease agreements (the “Leases”) between certain affiliates of the Former H & W Shareholders (the “Landlords”), as lessors, and H & W, as lessee, relating to facilities currently occupied by H & W in Houston, Waxahachie and Lufkin, Texas (the  “Facilities”).  The Stock Purchase, the Asset Purchase and the Leases are collectively referred to as the “Transactions”. The Former H & W Shareholders, KSB and the Landlords are collectively referred to as the “KSB Parties”.

In the settlement, the Company, H & W and the KSB Parties agreed to dismiss the Harris County Litigation and release all claims made therein and all claims related to the Transactions in exchange for (i) the conveyance to H & W of the Facility in Lufkin, Texas (the “Lufkin Conveyance”); (ii) the conveyance of certain equipment that is no longer in use to the Landlord of  the Waxahachie Facility, (iii) the modification of the Lease of the Facility in Houston to permit a portion of the rent to be reserved by H & W to fund improvements to that Facility; and (iv) various other modifications of the Leases.  Because the Lufkin Conveyance recently closed, the parties have filed a joint motion to dismiss the Harris County Litigation and all claims made therein, with prejudice, which is expected to be granted by the Court in the ordinary course.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 (“common stock”) has traded in the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) Market under the symbol “FUEL”, since December 11, 1996, the date of our initial public offering.  The following table sets forth, for the periods indicated, the high and low prices for the common stock, as reported by NASDAQ.

	Common Stock
	High	Low

Year Ended June 30, 2011
1st quarter	$1.42	$1.11
2nd quarter	$1.70	$1.29
3rd quarter	$2.25	$1.36
4th quarter	$1.73	$1.30

Year Ended June 30, 2010
1st quarter	$2.48	$1.17
2nd quarter	$1.79	$1.21
3rd quarter	$1.57	$1.22
4th quarter	$1.91	$1.11

On September 21, 2011, the closing price of the common stock was $2.22 per share.  As of October 15, 2010, there were over 1,000 holders of record of our common stock and approximately 93 beneficial owners of our common stock.

Dividends

The payment of dividends on our common stock, if any, is within the discretion of the Board of Directors, based on its consideration of our earnings, our capital requirements and financial condition and other relevant factors.  While we had never before declared or paid dividends on our common stock, in August of 2011, our Board of Directors adopted a quarterly cash dividend program, beginning with a dividend of $0.0125 per share to be paid on October 14, 2011, to shareholders of record as of the close of business on September 28, 2011.  Future dividends will be subject to Board of Directors approval.  The quarterly dividend program replaced the Company’s open market stock repurchase program, which has been terminated. The Company’s principal lender granted its consent to the quarterly dividend program, as required by the Company’s loan agreement, subject to our maintenance of certain minimum cash availability and fixed coverage ratio requirements.

Dividends on the 599 outstanding shares of Series D Preferred Stock, which shares were issued in the June 2009 Recapitalization, are payable when, as and if declared by the Board of Directors, but only out of funds that are legally available, in annual cash or equity dividends, at the Company’s election, at the rate of 5.5% per annum of the sum of the Original Issue Price per share.  Per the Certificate of Designation for the Series D, the first dividend declaration for the outstanding Series D Preferred Stock was in August 2010 and was paid in cash.  During fiscal year 2011, the Company declared cumulative dividends on its Series D Preferred Stock, which were paid by the time of this filing.  Subsequent dividends on the Series D are payable in cash except that, under specified circumstances, dividends may be paid in the form of shares of a new series of nonvoting Preferred Stock, the terms, rights and privileges of which are, other than the voting rights, substantially identical to those of the Series D.  Future payments of dividends on the Series D Preferred Stock remain subject to the continuing approval of our principal lender.

Dividends on Preferred Stock are cumulative from the date of the original issuance of the Preferred Stock.  Accumulated unpaid dividends on Preferred Stock do not bear interest.

During fiscal year 2011, the Company declared cumulative dividends of $13,000 on the Series D Preferred Stock, which were accrued for as of June 30, 2011 and paid as of the date of this filing. In August 2010, the Company declared cumulative dividends of $13,000 on the Series D Preferred Stock, which were paid during the first quarter of fiscal 201l.

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

Equity Compensation Plan Information

The information required by this item is incorporated by reference from our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year covered by this report.  See also Item 9B, Other Information, below.

Issuer Purchases of Equity Securities

 On July 28, 2010, our Board of Directors approved a share repurchase program (the “Program”), which was subsequently terminated in August 2011.   Under the Program, we could elect to purchase up to five percent of our outstanding capital stock, or approximately 435,000 shares of common stock or common stock equivalents.  Repurchases of capital stock, including shares of common stock and Series D convertible preferred stock, were made on the open market at prevailing market prices or in block trades, subject to the restrictions relating to volume, price, and timing set forth in the Securities Exchange Act of 1934 Rule 10b-18, or in privately negotiated transactions.  Repurchases were funded from our available cash under our revolving line of credit with our principal lender.  During fiscal 2011, we purchased 247,236 shares of our common stock for an aggregate purchase price of $385,310.  Since the program was terminated in August 2011, we are no longer able to purchase any shares under the program.

Stock repurchases for the fiscal year ended June 30, 2011 were as follows:

			Total number of
			shares purchased
	Total number of	Average price	as part of publicly
Period	shares purchased	paid per share	announced programs
August 1 through August 31, 2010	8,141	$1.30	8,141
September 1 through September 30, 2010	21,006	$1.37	21,006
October 1 through October 31, 2010	38,331	$1.41	38,331
December 1 through December 31, 2010	28,098	$1.66	28,098
January 1 through January 31, 2011	15,000	$1.74	15,000
February 1 through February 28, 2011	1,750	$1.84	1,750
March 1 through March 31, 2011	41,385	$1.64	41,385
April 1 through April 30, 2011	51,090	$1.62	51,090
May 1 through May 31, 2011	32,650	$1.54	32,650
June 1 through June 30, 2011	9,785	$1.55	9,785
Total	247,236	$1.56	247,236

During the fiscal year ended June 30, 2011, the non-employee members of the Company’s Board of Directors received aggregate grants of 25,000 shares of restricted stock under the Company’s 2009 Equity Incentive Plan pursuant to an automatic grant program calling for a grant of 1,000 shares to each Director on the last day of each fiscal quarter and were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  The Company’s Chief Executive Officer was granted 31,500 shares of restricted stock that vested on December 21, 2010, when his existing stock options expired.  These grants were made pursuant to the Company’s 2009 Equity Incentive Plan.  See Item 9B, Other Information, below.

Item 6.  Not Required

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and related notes included in Part IV of this Form 10-K, commencing on page F-1.

OUR BUSINESS

We are a supplier of specialized transportation and distribution services for petroleum products and chemicals.  We provide commercial mobile and bulk fueling, lubricant and chemical distribution, emergency response services and transportation logistics to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries.  At June 30, 2011, we were conducting operations through 34 service locations in eleven states:  Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

OVERVIEW

Summary:

Fiscal 2011 was another year of solid operating performance as we continued to generate bottom line increased net income and strengthened our balance sheet to the point where we will begin paying cash dividends to all our common stock shareholders in fiscal 2012.  Our net income was $1.3 million, up 172%, or $0.15 per common share, our operating income was $2.4 million, and our EBITDA1, a non-GAAP measure, was $4.5 million. Our net margin per gallon2 for the fiscal year was $0.25.  Our success in operating results and financial condition had its roots in 2006, when we started investing in infrastructure.

During fiscal 2011, in spite of a stagnant national economy, we continued the organic growth of our business while improving our operating efficiencies and the costs of doing business.  Our gallons sold increased 2% over the prior year primarily due to the addition of new customers at existing locations.  While not specifically quantifiable, this growth in volume provided efficiencies and yield which we believe resulted in improvements to our bottom-line performance far in excess of a one-to-one correlation to the 2% increase in volumes sold.  This positive trend in the growth of our business accelerated into the fiscal 2012 during which we have already closed new customer additions which are expected to increase our annual volumes sold by 7% over fiscal 2011.  While many factors could impact the realization of this increase in volumes already experienced in fiscal 2012, including the current negative global and national economic environments, we have a history of overcoming and exceeding such negative impacts as we offer a service which is designed to improve the performance of our existing and prospective customers in all market environments.  We are preparing for additional projected growth by investing in our truck fleet, having acquired four new specialized fueling trucks during fiscal 2011 with six more to be delivered during fiscal 2012.  This investment, which began in fiscal 2011, of approximately $2.0 million through capital leases will support an even higher level of organic growth in both existing and possible new markets, while reducing operating expenses, improving efficiencies and satisfying the ever changing California emissions standards.

Our balance sheet was further enhanced through contributions to equity from bottom line performance and reduction of our existing term debt through the paydown of $1.0 million in principal during this fiscal year.  Our debt to equity ratio was 1.5 and 1.7 at June 30, 2011 and 2010, respectively.

We continue to actively evaluate and implement opportunities for return of capital to our shareholders. During fiscal year 2011, via our open market stock repurchase program, we purchased a total of 247,236 shares of common stock for approximately $385,000.  In August 2011, the Board of Directors replaced the stock market repurchase program with a first ever quarterly dividend program on our common stock, reflecting our commitment to provide a tangible return on investment to our shareholders.  The first dividend will be a $0.0125 per share quarterly payment on October 14, 2011 to shareholders of record as of September 28, 2011, currently estimated at $105,000.  While there are no guarantees of future performance or dividends, we believe that we are adopting a sustainable program that will substantially benefit our shareholders for the foreseeable future.

Extension of Loan Facility.  In September 2011, we renewed our credit facility with our principal lender for a renewal of five years, or until September 27, 2016, and amended the loan agreement to significantly improve a number of terms.  The amendments increased the maximum borrowing under the revolving line of credit portion of the facility from $20 million to $25.0 million, authorized a real estate loan of up to $1.3 million for our Lufkin facility, and reduced the applicable interest rates from an existing range of 4.00% to 4.75% per annum to a new range of 2.50% to 2.75%.  We currently estimate that the new, lower interest rates will provide us with annual savings of approximately $270,000, or $1.36 million over five years.  Our estimated savings is based on a number of assumptions, including but not limited to the Libor 90 day rate remaining at or close to current levels.  As a result of this five year extension, our line of credit has been reclassified as a long-term liability, which is reflected on our June 30, 2011, balance sheet, thereby increasing our working capital by $7.9 million at that date.   See discussion in “Sources and Uses of Cash”, below.

Deferred Tax Asset.  Because the valuation allowance that we take against our net deferred tax asset is based upon management estimates of future profitability and taxable income, as we continue to generate taxable income on a consistent basis, it becomes more likely that we will decide to reduce the valuation allowance to reflect estimated future taxable income.  Any such reduction of the valuation allowance will be reflected in our financial statements as an income tax benefit, which benefit will correspondingly increase our net income for the period during which we make the adjustment.   As of June 30, 2011, our current net deferred tax asset of $9.4 million is fully reserved.  If we continue to report positive bottom line performance during fiscal 2012 comparable to what we reported this fiscal year, we may eliminate the valuation allowance that we have reserved against this net deferred tax asset.  In such an event, we would report a substantial increase in earnings when that adjustment is made, along with a correlating increase to our Shareholders’ Equity.

Non-GAAP Measures and Definitions

1 EBITDA.  EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities, allowing meaningful analysis of the performance of our core cash operations.  Both stock-based compensation amortization expense and the write-off of unamortized acquisition costs are considered amortization items to be excluded in the EBITDA calculation.

2 Net Margin Per Gallon.  Net margin per gallon is one of the most important measures of our financial performance.  It is calculated by adding the cost of sales depreciation and amortization to gross profit, and dividing that sum by the number of gallons sold.

RESULTS OF OPERATIONS:

To monitor our results of operations, we review key financial information, including net revenues, gross profit, selling, general and administrative expenses, net income or losses, and non-GAAP measures, such as EBITDA and net margin per gallon.  We continue to seek ways to more efficiently manage and monitor our business performance.  We also review other key operating metrics, such as the number of gallons sold and net margins per gallon sold.  We calculate our net margin per gallon by adding the cost of sales depreciation and amortization to gross profit and dividing that sum by the number of gallons sold.  Since our business is dependent on the supply of fuel and lubricants, we also monitor pricing and fuel availability from suppliers in order to make the most cost effective purchases of these products for our customers.

Comparison of Year Ended June 30, 2011 (“fiscal 2011”) to Year Ended June 30, 2010 (“fiscal 2010”)

Revenues

Revenues were $236.4 million in fiscal 2011 as compared to $192.8 million in fiscal 2010, an increase of $43.6 million, or 23%.  Our sales price variance from petroleum products and services during fiscal 2011 provided $40.0 million of the increase in revenues. This increase in sales price variance was principally due to commodities market price increases of petroleum products. The revenue increase was also partially attributable to an increase of $3.6 million in sales based on a 1.0 million volume variance increase in gallons sold compared to a year ago.

Gross Profit

Gross profit was $16.7 million in fiscal 2011 as compared to $15.2 million in fiscal 2010, an increase of $1.5 million, or 10%.  The net margin per gallon for fiscal 2011 and fiscal 2010 was 24.8 cents and 23.1 cents, respectively, an increase of 1.7 cents.   The increase in gross profit is partially attributable to the increase in gallons sold, improved pricing and improved efficiencies obtained through the reduction of direct operating costs such as employee expense by $202,000, travel expenses by $123,000 and lower depreciation expense by $78,000.   These decreases are partially offset by higher running equipment expense of $111,000 as the cost of fuel for running our trucks increased, and higher repair and maintenance expense of $78,000.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $14.4 million in fiscal 2011 compared to $13.7 million in fiscal 2010, an increase of approximately $700,000 or 5%.  The increase in SG&A is primarily due to a net $400,000 reduction in SG&A during fiscal 2010 from our recovery of legal and professional fees in a litigation settlement that lowered our SG&A by approximately $587,000 as partially offset by a $187,000 write-off of unamortized acquisition costs from the adoption of ASC 805.

The remaining net $300,000 increase in SG&A in fiscal 2011 over the preceding year is due to higher employee expense of $648,000 versus a year ago, as we expanded our operations, and higher credit card fees of $218,000 due to higher revenues.  These increases in SG&A were offset by lower expenses in professional fees of $216,000, primarily because of the preparation fees for Sarbanes-Oxley 404(b) that we incurred in fiscal 2010, lower property tax and insurance expense of $107,000 in fiscal 2011 and an aggregate reduction of $105,000 in other expenses such as travel, office, and facilities expenses.   In fiscal 2011, we also lowered our expenses in non-cash categories, such as lower depreciation expense of $125,000, and lower stock option compensation expense of $100,000.

Interest Expense

 Interest expense was $921,000 in fiscal 2011, as compared to $978,000 in the same period of the prior year, a decrease of $57,000, or 6%.  Since fiscal 2010, we have paid down $1.0 million of our term loan.  Our interest rate terms remained basically the same for both periods, which at June 30, 2011 was at 4.0% for our line of credit, 4.75% for our term loan, and 5.5% for our convertible subordinated promissory note. As a result of the loan facility renewal effectuated in September 2011, the interest rates at the time of this filing are 2.61% for our line of credit and 2.86% for our term loan.

The components of interest expense were as follows (in thousands):

	Year Ended June 30,
	2011	2010
Stated Rate Interest Expense:
Line of credit	$468	$455
Long-term debt	215	261
Other	83	93
Total stated rate interest expense	766	809

Non-Cash Interest Amortization:
Amortization of deferred debt costs	155	169

Total interest expense	$921	$978

Income Taxes

Total income tax expense of $226,000 and $32,000 was recorded for fiscals 2011 and 2010, respectively.

As of June 30, 2011, we had net operating loss carryforwards for state income tax purposes of approximately $25.2 million which expire in various years and for federal income tax purposes of approximately $25.8 million which will begin to expire in fiscal year 2012.

To the extent that a valuation allowance is established or an increase in the allowance is recorded in a period, a tax expense is provided in the statement of operations.  Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets.  A valuation allowance of $9.4 million was recorded as of June 30, 2011, due to uncertainties related to utilizing some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.  The valuation allowance is based on current estimates of future taxable income and the period over which net deferred tax assets will be recoverable.  If actual results differ from these estimates, or these estimates are adjusted in future periods, it may be necessary to reduce or eliminate the valuation allowance, which would cause an increase in reported earnings for that period. As a result, changes in current estimates of taxable income could materially impact our financial position and results of operations. There can be no assurance that any reduction will be made to the allowance.

Net Income

Net income was $1.3 million or $0.15 per common share in fiscal 2011, compared to net income of $465,000 or $0.05 per common share in fiscal 2010, an improvement of approximately $800,000 or 172%.  The improvement in net income is primarily due to higher gross profit of $1.5 million offset by higher SG&A of approximately $700,000, and higher income tax expense of $194,000 due primarily to the alternative minimum tax rules and state income taxes in states where we already utilized available state tax net operating losses.

EBITDA

EBITDA was $4.5 million in fiscal 2011, as compared to $4.0 million in fiscal 2010, an increase of $445,000 or 11%.  The improvement in EBITDA is primarily due to higher gross profit of $1.5 million partially offset by higher SG&A expenses discussed above.  While our net income increased $800,000 as explained above, EBITDA increased by $445,000 since part of the increase in net income was due to a reduction of $490,000 in non-cash charges such as depreciation and amortization expense, and the write-off of unamortized acquisition costs incurred last year, which were offset by an increase in income tax expense of $194,000.

The reconciliation of EBITDA to net income for fiscal years 2011 and 2010 was as follows (in thousands):

	Years Ended June 30,
	2011	2010

Net income	$1,263	$465
Add back:
Interest expense	921	978
Income tax expense	226	32
Depreciation and amortization expense within:
Cost of sales	812	890
Selling, general and administrative expenses	1,143	1,268
Stock-based compensation amortization expense	90	190
Write-off of unamortized acquisition costs	-	187
EBITDA	$4,455	$4,010

Capital Resources and Liquidity

At June 30, 2011 and 2010, we had total cash and cash availability of approximately $6.7 million and $4.7 million, respectively.  At June 30, 2011, cash and cash availability consisted of cash and cash equivalents of $87,000 and additional cash availability of approximately $6.6 million through our line of credit.  As of September 21, 2011, our cash availability was approximately $5.9 million.  We are able to draw on our line of credit on a daily basis subject to debt covenant requirements.

During fiscal 2011, our EBITDA was $4.5 million and EBITDA less fixed charges was $1.3 million.  These numbers are comparable to the $4.0 million and $1.9 million, respectively, reported a year ago.  Our bank line of credit requires that EBITDA divided by fixed charges otherwise known as the fixed charge coverage ratio be maintained at 1.1 to 1 and for the fiscal year 2011 it was 1.41 to 1.

We have a $9.4 million net deferred tax asset at June 30, 2011 that remains fully reserved but we have used approximately $600,000 of the net operating loss carryforward to offset taxable income in the last two years.

During fiscal 2011, we acquired, under capital lease obligations, four new specialized mobile fueling trucks to modernize and increase the size of our fleet.  We plan to acquire six more of these vehicles under similar leasing arrangements during fiscal year 2012.  The additional equipment we have already acquired has expanded capacity to our system and has helped us improve our own fleet fuel economy and satisfy new California emission standards, giving us further opportunity to expand in new markets and lowering our repair and maintenance expense going forward.  Our principal lender has given us approval to incur up to $2.0 million in new debt to finance this fleet expansion, conditioned upon our continuing satisfaction of specified financial thresholds.

On July 28, 2010, our Board of Directors approved a share repurchase program (the “Program”) which was then terminated in August 2011.  Under the program we could purchase up to five percent of our outstanding capital stock, or approximately 435,000 shares of common stock or common stock equivalents.  Repurchases of capital stock, including shares of common stock and Series D convertible preferred stock, were made on the open market at prevailing market prices or in block trades, subject to the restrictions relating to volume, price, and timing set forth in Securities Exchange Act of 1934 Rule 10b-18, or in privately negotiated transactions.  We funded the repurchases from our available cash under our revolving line of credit with our principal lender.  During fiscal 2011, we purchased 247,236 shares of our common stock for an aggregate purchase price of $385,000.

In August 2011, our Board of Directors approved a quarterly cash dividend program starting with a dividend of $0.0125 per share to be paid on October 14, 2011, to shareholders of record as of the close of business on September 28, 2011. Future dividends will be subject to Board of Directors approval.   The quarterly dividend program replaced our open market stock repurchase program, which was terminated. Our principal lender granted its consent to the quarterly dividend program, which consent is required by our loan agreement, as amended (the “Loan Agreement”), so long as (a) we maintain a ratio of EBITDA to Fixed Charges for the most recent twelve month period, giving pro forma effect to any dividend payments to be made or already made that are not reflected therein, of at least 1.3 to 1.0, (b) at all times during the 90-day period preceding each dividend payment and after giving pro forma effect to any proposed payments, we maintain Excess Availability of not less than $2,250,000 under the Loan Agreement, (c) aggregate dividends do not exceed $600,000 per annum, and (d) no Default or Event of Default exists under the Loan Agreement.  Capitalized terms are defined in the Loan Agreement.

We do not believe that the payment of our dividends will impair our capital resources or our ability to support the cash needs to run our business.  Moreover, while there can be no certainty, we believe that, as a result of the net income, EBITDA and cash flow realized in the last two fiscal years and our renewed credit facility we have established adequate credit enhancements to meaningfully respond to potential increases in volumes, irrespective of whether they are accompanied by fuel price increases.

Sources and Uses of Cash

In September 2011, we renewed our credit facility with our principal lender for a renewal of five years, or until September 27, 2016, and amended the loan agreement to significantly improve a number of terms.  The amendments increased the maximum borrowing under the revolving line of credit portion of the facility from $20.0 million to $25.0 million, authorized a separate real estate loan of up to $1.3 million for our Lufkin facility, and reduced the applicable interest rates for the line of credit and the term loan from the existing rates of 4.00% and 4.75% per annum, respectively, to new current interest rates of 2.25% plus Libor 90 day rate and 2.50% plus Libor 90 day rate, respectively. (The Libor 90 day rate at September 27, 2011 was 0.36%). We currently estimate that the new, lower interest rates will provide us with annual savings of approximately $270,000 or $1.36 million over five years.  Our estimated savings is based on a number of assumptions, including but not limited to the Libor 90 day rate remaining at or close to current levels.  As a result of this five year extension, our amounts due under the line of credit have been classified as a long-term liability, which is reflected on our June 30, 2011 balance sheet, thereby increasing our working capital by $7.9 million at that date.

Our $25.0 million line of credit permits us to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined in the loan agreement.  Outstanding letters of credit reduce the maximum amount available for borrowing.  Outstanding borrowings under the line are secured by substantially all Company assets, including our transportation fleet and related field equipment.  Our line of credit finances the timing difference between petroleum product purchases payable generally in 10 to 12 days from date of delivery and the collection of receivables from our customers, generally in 10 to 45 days from date of service.  The line of credit has a renewal date of September 27, 2016.

Interest is payable monthly based on a pricing matrix.  At September 27, 2011, the interest rate for the line of credit was 2.61%.  This rate was priced using 90 day LIBOR of 0.36%, plus the applicable margin of 2.25%.  The applicable margin is determined quarterly based on a predetermined fixed charge coverage ratio pricing matrix with the applicable margins ranging from 2.00% to 3.00%.

As of September 27, 2011, we have outstanding letters of credit for an aggregate amount of $1.2 million.  These letters of credit were issued so that we could obtain better purchasing terms and pricing than were otherwise available in certain markets.  The letters of credit have twelve-month expirations and renew automatically.  No amounts have been drawn on any of the letters of credit.  As noted above, however, outstanding letters of credit reduce our cash availability under our line of credit facility.

As of June 30, 2011 and 2010, we had outstanding borrowings of $7.9 million and $6.9 million, respectively, under our line of credit.  As a result of our September 2011 renewal and extension until September of 2016, outstanding borrowings under the line of credit are classified as long-term liability in accordance with ASC 470, Debt, as we now have control of available funds except in the event of a default, in which case we would pass control of funds back to the lender under a springing lockbox arrangement.

Based on eligible receivables and inventories, and letters of credit outstanding at June 30, 2011 and 2010, we had approximately $6.6 million and $4.6 million, respectively, of cash availability under the $20.0 million line of credit in effect at that time.  The revolving line of credit primarily enables us to satisfy our obligations during the time gap created between the payment for our products and the time when we collect from our customers.  As such, due to the volatile nature of the petroleum products, the outstanding borrowings fluctuate as the petroleum market prices change as well as any change in demand from our customers.  The $1.0 million increase in the line obligation principally relates to the recent escalation of the price of petroleum products in the market place.  This market price increase is also evidenced in both higher accounts receivable and payable balances compared to June 30, 2010.

The term loan, with an original amount of $5.0 million, is fully amortized, requiring 60 monthly principal payments of approximately $83,333, which payments commenced on August 1, 2009, with variable interest due monthly which was 4.75% at June 30, 2011 but reduced to 2.86% at September 27, 2011 as a result of the credit facility renewal discussed above.  The term loan is secured by substantially all of our assets and, under the agreement with our lender for the total $29.1 million credit facility, is co-terminus with the revolving line of credit if that line is no longer in place.  During fiscal 2011, we have paid down $1.0 million of the principal balance of the term loan so that, at June 30, 2011, the outstanding balance was $3.083 million.

In connection with a June 2011 litigation settlement, we received land and a building in Lufkin, Texas, that we had previously leased from the conveying party.  As part of the conveyance in September 2011, we paid off the existing mortgage on the property with funds from our revolving line of credit.  Pursuant to the September 2011 extension and amendment of our credit facility, our principal lender agreed, subject to customary conditions, to provide a mortgage on the property for up to $1.3 million, most likely $1.1 million, which would be repaid in 180 monthly principal payments of approximately $6,000, together with variable interest based on 90 day Libor plus 2.50%.  The 15 year term of the mortgage will begin when the environmental and other conditions for the mortgage are satisfied, which we currently expect to occur prior to the end of calendar 2011.

With the addition of up to $1.3 million real estate term loan and the increase of the revolving line of credit to $25.0 million, as of September 27, 2011, the total size of our loan facility with our principal lender, considering the term loan balance of $2.8 million as of such date, was approximately $29.1 million.

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

On November 23, 2009, we entered into a confidential settlement agreement (the “Agreement”) finally resolving all claims in the lawsuit entitled, SMF Energy Corporation vs. Financial Accounting Solutions Group, Inc., Mitchel Kramer, Alex Zaldivar and Kramer Professional Staffing, Inc.  Pursuant to the Agreement, SMF received a payment of $1,050,000 during the quarter ended December 31, 2009.  The payment was a partial recovery of the professional fees incurred in connection with the lawsuit.  The proceeds from the settlement were used to pay down the line of credit and then in turn used to pay for the professional fees incurred with the settlement, and for working capital purposes.  The settlement of this lawsuit had a positive impact on our operating performance and our working capital requirements.

Cash Flows

During fiscal years 2011 and 2010, cash and cash equivalents decreased $28,000 and $8,000, respectively.

We generated cash from the following sources (in thousands):

	Years Ended
	June 30,
	2011	2010

Cash provided by operating activities	$1,164	$2,467
Net proceeds from line of credit payable	1,025	-
Proceeds from sale of equipment	27	3
	$2,216	$2,470

We used cash primarily for (in thousands):

	Years Ended
	June 30,
	2011	2010

Principal payments on term loan	$1,000	$917
Purchases of property and equipment	739	415
Repurchase and retirement of common stock	385	-
Capital lease payments	97	62
Payments of debt and equity issuance costs	10	135
Payment of preferred stock dividends	13	-
Net payments on line of credit payable	-	949
	$2,244	$2,478

Net change in cash and cash equivalents	$(28)	$(8)

As of June 30, 2011, we had $7.9 million outstanding under our line of credit.  The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying consolidated statements of cash flows for the year ended June 30, 2011 include the cumulative activity of the daily borrowings and repayments, $236.5 million and $235.5 million, respectively, under the line of credit.  The net cash borrowings from, or repayments of, the line of credit during the fiscal years ended June 30, 2011 and 2010, respectively, have been included as sources or uses of cash in the tables above.

Fiscal 2011 Cash Flows

During fiscal 2011, we generated cash of $1.2 million from our operating activities and $1.0 million of net proceeds from our line of credit, as we paid down $1.0 million in principal of our long-term debt and used $739,000 in purchases of property and equipment.  Also, as part of the share repurchase program explained above, we purchased an aggregate of 247,236 shares of our common stock for an aggregate purchase price of $385,310 at an average cost of $1.56 per share.  The Board of Directors elected to retire all of the repurchased shares so those shares are no longer outstanding and their cost is reflected as a reduction to Additional Paid-in Capital in the Shareholders’ Equity section of the Balance Sheet.

Fiscal 2010 Cash Flows

During fiscal 2010, we generated cash of $2.5 million from operating activities, while the primary uses of our cash were for $1.0 million in net reductions of our line of credit, $1.1 million pay down of our term debt and capital leases and $415,000 in purchases of property and equipment.  During fiscal 2010, we received a settlement payment of $1,050,000 as a partial recovery of the professional fees incurred in connection with a lawsuit.  The proceeds from the settlement were used to pay down the line of credit and then in turn used to pay for the professional fees incurred with the settlement, and for working capital purposes.  The settlement of this lawsuit had a positive impact on offsetting other one-time type of costs in fiscal year 2010 and helped improve working capital requirements on account of the elimination of the costly litigation expenses.

Dividends

Dividends on the outstanding shares of our Series D Preferred Stock, which shares were issued in the Recapitalization, are payable when, as and if declared by the Board of Directors, but only out of funds that are legally available, in annual cash or equity dividends, at the Company’s election, at the rate of 5.5% per annum of the sum of the Original Issue Price per share.  Per the Certificate of Designation for the Series D, the first dividend declaration for the outstanding Series D Preferred Stock was in August 2010.  During fiscal 2011 and fiscal 2010, the Company declared and paid cumulative dividends on its Series D Preferred Stock of $13,000 per year. Subsequent dividends on the Series D are payable in cash except that, under specified circumstances, dividends may be paid in the form of shares of a new series of nonvoting Preferred Stock, the terms, rights and privileges of which are, other than the voting rights, substantially identical to those of the Series D.  Dividends on our Preferred Stock are cumulative from the date of the original issuance of the Preferred Stock.  Accumulated unpaid dividends on Preferred Stock do not bear interest.

In July 2010, $1.1 million of the Series D Preferred Stock was converted into 132,003 shares of Common Stock, further lowering our cost of capital as future preferred stock dividend payments were reduced.

In August 2011, our Board of Directors adopted a quarterly cash dividend program, beginning with its declaration of a dividend of $0.0125 per share to be paid on October 14, 2011 for approximately $105,000, to shareholders of record as of the close of business on September 28, 2011.  Future dividends will be subject to Board of Directors approval.  The quarterly dividend program replaced our open market stock repurchase program which was terminated.  Our principal lender granted its consent to the quarterly dividend program of no more than $150,000 per quarter and $600,000 per year, which consent is required by the our loan agreement, and it is subject to certain minimum cash availability and fixed coverage ratio requirements See above under Capital Resources and Liquidity.

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

Our sources of cash during fiscal 2012 are expected to be cash on hand, cash generated from operations, borrowings under our revolving line of credit, and any other capital sources that may be deemed necessary.  There is no assurance, however, that if additional capital is required, it will be available to us or available on acceptable terms.

 Our uses of cash over the next twelve months are expected to be principally for operating working capital needs, maintaining our line of credit, and servicing any principal and interest on our debt, payment of common stock and preferred stock dividends, and costs to be incurred to expand or enhance our operations including the acquisition of new trucks.  Our line of credit with our principal lender matures on September 27, 2016.

Off-Balance Sheet Arrangements

At June 30, 2011, we do not have any material off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 2 in the notes to consolidated financial statements included in this Form 10-K for pronouncements that have already been effective.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 which requires an entity to present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This standard will become effective for the Company in the first quarter of fiscal year 2013 and should be applied retrospectively.  The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operation and cash flows.

In December 2010, the FASB issued ASU No. 2010-28 related to goodwill and intangible assets. Under current guidance, testing for goodwill impairment is a two-step test.  When a goodwill impairment test is performed, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1).  If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2).  The objective of ASU No 2010-28 is to address circumstances in which entities have reporting units with zero or negative carrying amounts.  The amendments in this guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists after considering certain qualitative characteristics, as described in this guidance.  This guidance will become effective for the Company in the first quarter of fiscal year 2012.  The Company currently does not have any reporting units with a zero or negative carrying value. The Company does not believe that the implementation of this accounting standard will have a material impact on its financial position, results of operations and cash flows.

Critical Accounting Policies and Estimates

We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amount of revenues and expenses and other significant areas involving management’s judgments and estimates.  On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates.  There were no changes to our critical accounting policies for the fiscal year ended June 30, 2011.

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

Other Intangible Assets

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

Income Taxes

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with ASC 740, “Income Taxes” (“ASC 740”).  Under ASC 740, deferred tax assets and liabilities are determined based on the temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the net assets and liabilities generating the differences.  We provide a valuation allowance for that portion of deferred tax assets which it cannot determine is more likely than not to be recognized.

As required by the provisions of ASC 740, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

At June 30, 2011 and 2010, the amount of unrecognized tax benefits was approximately $620,000 and $695,000 respectively, of which approximately $137,000 and $268,000 would, if recognized, affect our effective tax rate for each respective tax year. We have not recognized this liability on the balance sheet due to our net operating loss carryforward.

To the extent that a valuation allowance is established or an increase in the allowance is recorded in a period, a tax expense is provided in the statement of operations.  Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets.  A valuation allowance of $9.4 million was recorded as of June 30, 2011, due to uncertainties related to utilizing some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.  The valuation allowance is based on current estimates of future taxable income and the period over which net deferred tax assets will be recoverable.  If actual results differ from these estimates, or these estimates are adjusted in future periods, it may be necessary to reduce or eliminate the valuation allowance, which would cause an increase in reported earnings for that period. As a result, changes in current estimates of taxable income could materially impact our financial position and results of operations. There can be no assurance that any reduction will be made to the allowance.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this annual report on Form 10-K.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated framework.  Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

Restricted Stock Grants.  On September 26, 2011, our Compensation Committee (the “Committee”) granted 93,500 restricted shares of our common stock to Richard E. Gathright, our President and Chief Executive Officer, under our Equity Incentive Plan.  This grant completed the grants promised by the Committee in September of 2010, when it granted Mr. Gathright 31,500 restricted shares, of a total of 125,000 of restricted stock to replace the stock options previously issued to Mr. Gathright that expired in 2010.  The September 2011 restricted stock grant included 31,500 shares vesting on November 1, 2011, 31,000 shares vesting on November 1, 2012 and 31,000 shares vesting on November 1, 2013.  The Committee also resolved that, as was done for the September 2010 restricted stock grants, we would make a cash payment to Mr. Gathright equal to 50% of the market value of the 2011 restricted stock grants as each tranche vests in order to mitigate the tax impact of the grants. The closing market price of our common stock on the grant date of the stock award was $2.47 per share.

On the same date, the Committee also fulfilled its previously declared intent to make restricted stock grants to the other 11 officers under the Plan.  The 60,000 shares of restricted stock granted to the other 11 officers included grants to Michael S. Shore, our Chief Financial Officer, and L. Patricia Messenbaugh, our Chief Accounting Officer, who received 15,000 shares and 6,000 shares, respectively.  All of the officers’ grants will vest over a three year period, with 33% vesting on each anniversary date. The closing market price of our common stock on the grant date of the stock award was $2.47 per share.

Allocation of Bonus Pool.  Pursuant to the term of our employment agreement with Mr. Gathright, we are obligated to set aside 10% of our annual pretax profits in a bonus pool (the “Bonus Pool”) to be allocated among Mr. Gathright and the other 11 officers, as ultimately determined by the Committee.  The Bonus Pool for fiscal 2011 was $157,282, and was allocated by the Committee to various officers based upon its evaluation, including management’s input, of the relative contributions of the officers to our success in fiscal 2011 and prior years.  The grants made by the Committee included a grant of $55,049 to Mr. Gathright, $20,447 to Mr. Shore and $11,010 to Ms. Messenbaugh.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Certain Relationships, Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           Financial Statements and Schedule

Our financial statements are attached included in Part IV of this report, commencing on page F-1.  Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

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

10.48
Seventeenth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, successor by merger to Streicher Mobile Fueling, Inc. SMF Services, Inc., H & W Petroleum Company, Inc. and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida), dated September 17, 2008.  Filed as Exhibit 10.48 to the Company’s Form 10-K filed September 19, 2008 and incorporated by reference herein.

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

10.66
Amended and Restated Employment Agreement by and between SMF Energy Corporation and Richard E. Gathright executed effective September 23, 2010.  Filed as Exhibit 10.66 to the Company’s Form 10-Q filed November 15, 2010 and incorporated by reference herein.

10.67	SMF Energy Corporation 2009 Equity Incentive Plan. Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on October 28, 2009, and incorporated by reference herein.

10.68
Amendment 1 to SMF Energy Corporation 2009 Equity Incentive Plan.  Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on November 24, 2009, and incorporated by reference herein.

*10.69
Nineteenth Amendment to Loan and Security Agreement by and among SMF Energy Corporation, successor by merger to Streicher Mobile Fueling, Inc., SMF Services, Inc., H & W Petroleum Company, Inc. and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, dated September 27, 2011.

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

Dated: September 28, 2011	SMF ENERGY CORPORATION

	By:	/s/ Richard E. Gathright
Richard E. Gathright, Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Richard E. Gathright	Chairman of the Board, Chief Executive Officer	September 28, 2011
	Richard E. Gathright	and President (Principal Executive Officer)

By:	/s/ Michael S. Shore	Chief Financial Officer, Treasurer and Senior Vice	September 28, 2011
	Michael S. Shore	President (Principal Financial Officer)

By:	/s/ Laura Patricia Messenbaugh	Chief Accounting Officer and Vice	September 28, 2011
	Laura Patricia Messenbaugh	President (Principal Accounting Officer)

By:	/s/ Wendell R. Beard	Director	September 28, 2011
Wendell R. Beard

By:	/s/ Steven R. Goldberg	Director	September 28, 2011
Steven R. Goldberg

By:	/s/ Nat Moore	Director	September 28, 2011
Nat Moore

By:	/s/ Larry S. Mulkey	Director	September 28, 2011
Larry S. Mulkey

By:	/s/ C. Rodney O’Connor	Director	September 28, 2011
C. Rodney O’Connor

By:	/s/ Robert S. Picow	Director	September 28, 2011
Robert S. Picow

By:	/s/ Peter H. Woodward	Director	September 28, 2011
Peter H. Woodward

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
SMF Energy Corporation

We have audited the accompanying consolidated balance sheets of SMF Energy Corporation (a Delaware Corporation) and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMF Energy Corporation and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida
September 28, 2011

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in 000’s, except share and per share data)

	June 30, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$87	$115
Accounts receivable, net of allowances for doubtful accounts	20,872	17,530
Inventories	2,125	1,744
Prepaid expenses and other current assets	706	644
Total current assets	23,790	20,033

Property and equipment, net of accumulated depreciation	7,083	7,226
Identifiable intangible assets, net of accumulated amortization	1,455	1,662
Goodwill	228	228
Deferred debt costs, net of accumulated amortization	200	355
Other assets	763	74
Total assets	$33,519	$29,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$-	$6,896
Current portion of long-term debt	1,000	1,000
Accounts payable	9,361	7,301
Accrued expenses and other liabilities	3,668	3,191
Total current liabilities	14,029	18,388
Long-term liabilities:
Line of credit payable	7,921	-
Loans, net of current portion	2,083	3,083
Promissory notes	800	800
Other long-term liabilities	685	251
Total liabilities	25,518	22,522

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000 Series D shares authorized, 599 issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,366,578 and 8,557,314 issued and outstanding, respectively	84	86
Additional paid-in capital	36,341	36,657
Accumulated deficit	(28,424)	(29,687)
Total shareholders’ equity	8,001	7,056
Total liabilities and shareholders’ equity	$33,519	$29,578

The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000’s, except per share data)

	Years Ended June 30,
	2011	2010

Petroleum product sales and service revenues	$211,639	$169,313
Petroleum product taxes	24,784	23,534
Total revenues	236,423	192,847

Cost of petroleum product sales and service	194,925	154,117
Petroleum product taxes	24,784	23,534
Total cost of sales	219,709	177,651

Gross profit	16,714	15,196

Selling, general and administrative expenses	14,363	13,745

Operating income	2,351	1,451

Interest expense	(921)	(978)
Interest and other income	59	24

Income before income taxes	1,489	497

Income tax expense	(226)	(32)
Net income	$1,263	$465

Basic net income per share computation:
Net income	$1,263	$465
Less: Preferred stock dividends	(13)	(13)
Net income attributable to common shareholders	$1,250	$452

Net income per share attributable to common shareholders:
Basic	$0.15	$0.05
Diluted	$0.15	$0.05

Weighted average common shares outstanding:
Basic	8,484	8,480
Diluted	8,708	8,692

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 (in 000’s except share data)

	Preferred Stock				Additional
	Series D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2009	3,229	$-	7,963,302	$80	$36,601	$(30,152)	$6,529

Net income	-	-	-	-	-	465	465

Conversion of Series D Preferred stock to common stock	(2,630)	-	594,012	6	(6)	-	-

Recapitalization costs	-	-	-	-	(115)	-	(115)

Series D preferred stock dividends	-	-	-	-	(13)	-	(13)

Stock-based compensation amortization expense	-	-	-	-	190	-	190

Balance at June 30, 2010	599	$-	8,557,314	$86	$36,657	$(29,687)	$7,056

Net income	-	-	-	-	-	1,263	1,263

Repurchase and retirement of common stock	-	-	(247,236)	(2)	(383)	-	(385)

Issuance cost related to repurchase of common stock	-	-	-	-	(10)	-	(10)

Issuance of common shares as stock-based compensation	-	-	56,500	-	77	-	77

Series D preferred stock dividends	-	-	-	-	(13)	-	(13)

Stock-based compensation amortization expense	-	-	-	-	13	-	13

Balance at June 30, 2011	599	$-	8,366,578	$84	$36,341	$(28,424)	$8,001

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements of shareholders’ equity.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)

	Years Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,263	$465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization within:
Cost of sales	812	890
Selling, general and administrative	1,143	1,268
Amortization of deferred debt costs	155	168
Amortization of stock-based compensation	90	190
Write-off of unamortized acquisition costs	-	187
Gain from sale of assets	(12)	(3)
Inventory (recovery) reserve provision	(4)	17
Provision for doubtful accounts	527	335
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,502)	(1,987)
(Increase) decrease in inventories, prepaid expenses and other assets	(435)	132
Increase in accounts payable and other liabilities	2,127	805
Net cash provided by operating activities	1,164	2,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, software and equipment	(739)	(415)
Proceeds from sale of equipment	27	3
Net cash used in investing activities	(712)	(412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	236,536	199,195
Repayments of line of credit	(235,511)	(200,144)
Principal payments on term loan	(1,000)	(917)
Repurchase and retirement of common stock	(385)	-
Capital lease payments	(97)	(62)
Payment of preferred stock dividends	(13)	-
Common stock, preferred stock, and warrants issuance costs	(10)	(115)
Debt issuance costs	-	(20)
Net cash used in financing activities	(480)	(2,063)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28)	(8)

CASH AND CASH EQUIVALENTS, beginning of period	115	123

CASH AND CASH EQUIVALENTS, end of period	$87	$115

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)

(Continued)	Years Ended June 30,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$788	$765

Cash paid for income tax	$135	$37

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Capital leases	$882	$43

Accrued dividend related to Preferred Stock D	$13	$13

Issuance of common stock in exchange for Preferred Stock D	$-	$1,051

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           NATURE OF OPERATIONS

SMF Energy Corporation, a Delaware corporation (the “Company”), provides petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications, and government services industries.  The Company generates its revenues from commercial mobile and bulk fueling; the packaging, distribution and sale of lubricants; integrated out-sourced fuel management; transportation logistics, and emergency response services.  The Company’s fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems; and distributes a wide variety of specialized petroleum products, lubricants and chemicals to its customers.

The Company is a Delaware corporation formed in 2006.  In December 2006, the shareholders of Streicher Mobile Fueling, Inc. (“Streicher”), a Florida corporation formed in 1996, approved changing Streicher’s name to SMF Energy Corporation and the reincorporation of Streicher in Delaware by merger into the Company.  The merger was effective February 14, 2007.

At June 30, 2011, the Company was conducting operations through 34 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

2.           CONDENSED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of SMF Energy Corporation and its wholly owned subsidiaries, SMF Services, Inc., H & W Petroleum Company, Inc., and Streicher Realty, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

 On September 10, 2009, the Company amended its Certificate of Incorporation to effect a 1-for-4.5 reverse stock split of the Company’s common stock, which became effective on the Nasdaq Capital Market on October 1, 2009.  As a result of the reverse stock split, every 4.5 shares of the Company’s issued and outstanding common stock was combined into 1 share of common stock with a par value of $0.01 per share.  The reverse stock split did not change the number of authorized shares of the Company’s common stock, which remains at 50,000,000 authorized shares.  No fractional shares were issued in connection with the reverse stock split.  If, as a result of the reverse stock split, a shareholder would otherwise hold a fractional share, the number of shares to be received by such shareholder were rounded up to the next highest number of shares.  The reverse stock split affected all shares of the Company’s common stock, including common stock underlying stock options, warrants, convertible promissory notes and convertible preferred stock that were outstanding on the effective date.

Segment Information

The Company follows Accounting Standards Codification (ASC) 280, “Segment Reporting”, to report financial and descriptive information about its reportable operating segments.  Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to geographic location.  Although the Company records revenue by type of service, management does not assign and/or allocate specific resources and assets to these services.  The Company’s assets are used interchangeably for the different types of services; as a result, earnings information related to each type of service is limited.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reports reviewed by management based on geographic location are prepared for ease of review.  However, these geographic areas have similar economic characteristics in regards to the nature of the products and services, nature of processes, type of customers, methods used to distribute the products, and the nature of the regulatory environment.  As a result, many business decisions are based on consolidated metrics such as total gallons sold, net margin per total gallons sold, gross margin per total gallons sold, and other consolidated results.  Due to the nature of the business, at June 30, 2011 and 2010, the Company had only one reportable segment of business: distribution of petroleum products from integrated out-sourced management services.  Nevertheless, management evaluates, at least quarterly, whether the Company continues to have one single reportable segment.

Cash and Cash Equivalents

At June 30, 2011 and 2010, the total cash and cash availability was approximately $6.7 million and $4.7 million, respectively, and was approximately $5.9 million on September 21, 2011.  Total cash and cash availability includes cash and cash equivalents as presented in the Company’s balance sheet and cash available to the Company through its line of credit, described in Note 4 – Loan Facility.

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

Activity in the allowance for doubtful accounts for the indicated periods is as follows (in thousands):

	June 30,
	2011	2010

Balance - beginning of period	$1,025	$1,038
Provision for doubtful accounts	527	335
Write-offs, net of recoveries	(541)	(348)
Balance - end of period	$1,011	$1,025

Inventories

Inventories, consisting primarily of lubricants, chemicals, diesel fuel and gasoline, are stated at the lower of cost or market and include federal and state petroleum product taxes payable to vendors.  Cost is determined using the first-in, first-out method.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Ordinary maintenance, repairs and replacement parts are expensed as incurred.  Improvements that significantly increase the value or useful life of property and equipment are capitalized.  Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are depreciated over the lesser of the useful life of the assets or the lease term using the straight-line method.  Depreciation expense for property and equipment and leasehold improvements was $1.7 million and $1.8 million, for the years ended June 30, 2011 and 2010, respectively.

Property and equipment dollar values (in thousands) and their estimated useful lives were as follows at the indicated dates:

	June 30,
	2011	2010	Estimated Useful Life

Fuel trucks, tanks and vehicles	$18,169	$17,380	5 – 25 years
Software development / ERP	4,198	3,863	5 years
Machinery, equipment and software	1,893	1,687	3 – 5 years
Furniture and fixtures	602	602	5 – 10 years
Leasehold improvements	678	574	Lesser of lease term or useful life
Land	67	67	—
Total property and equipment	25,607	24,173
Less: Accumulated depreciation	(18,524)	(16,947)
Property and equipment, net	$7,083	$7,226

In accordance with ASC 350-40, “Intangibles – Goodwill and Other – Internal-Use Software”, the Company capitalized certain costs used in the development of internal use software.  These costs include external software and consulting costs that were incurred as a result of the costs associated with the implementation, coding and software configuration.  At June 30, 2011 and 2010, the capitalized costs related to internal use software were $4.2 million and $3.9 million, respectively.  During fiscal years 2011 and 2010, the Company capitalized $335,000 and $173,000 of software related costs, respectively.

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

At June 30, 2011 and 2010, the amount of unrecognized tax benefits was approximately $620,000 and $695,000, respectively, of which approximately $137,000 and $268,000, respectively, would, if recognized, be permanent in nature for each respective tax year.  The Company has not recognized this liability on the balance sheet due to the Company’s net operating loss carryforward.

Although the Company generated net income in fiscal years 2011 and 2010, no provision for federal income taxes nor interest and penalties have been accrued due to the availability of net operating loss carryforwards.

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

If the Company bears the risk of loss, the Company accounts for petroleum product taxes charged to its customers that are assessed from government authorities, on a gross basis, in accordance with ASC 605-45 “Revenue Recognition – Principal Agent Considerations”.  Sales taxes charged to customers are presented on a net basis.

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

Fair Value of Financial Instruments

In fiscal 2010, the Company adopted ASC 825 Financial Instruments, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels that distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety.  Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, and Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.  Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The Company’s financial instruments, primarily consisting of cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term maturity of these instruments.  The line of credit, promissory notes and long-term debt approximate fair value as the borrowing rates current in the market that would be available to the Company for bank loans and average maturities are similar to those currently in place for the Company and recorded in our financial statements.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Debt Costs

The Company amortizes any outstanding deferred debt costs as interest expense under the effective interest method over the respective term of the debt issued.  Activity related to the deferred debt costs were as follows (in thousands):

	June 30,
	2011	2010
Deferred Debt Costs

Balance, net - beginning of period	$355	$503
Amortization	(155)	(168)
Additional debt costs incurred during the year	-	20
Balance, net - end of period	$200	$355

Accumulated amortization of deferred debt costs was $323,000 at June 30, 2011 and $168,000 at June 30, 2010.

Net Income Per Share attributable to Common Shareholders

As of June 30, 2011, there were 8,366,578 issued and outstanding shares.  Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during each year.

Diluted earnings per share is computed by dividing net earnings attributable to common shareholders by the weighted average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  Conversion or exercise of the potential common shares is not reflected in diluted earnings per share unless the effect is dilutive.  The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the if-converted and the treasury stock method, as applicable.  In determining whether outstanding stock options and common stock warrants should be considered for their dilutive effect, the average market price of the common stock for the period has to exceed the exercise price of the outstanding common share equivalent.

Diluted net income per share in fiscal years 2011 and 2010 was diluted by additional common stock equivalents as follows (in thousands):

	June 30, 2011	June 30, 2010
Incremental shares due to stock options awarded to employees and directors	2	2
Incremental shares due to debt conversion rights	89	-
Incremental shares due to preferred stock conversion rights	133	210
Total dilutive shares	224	212

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Anti-dilutive common stock equivalents outstanding and not included in the computation of diluted net income per share attributable to common shareholders consisted of (in thousands):

	June 30, 2011	June 30, 2010

Stock options	229	416
Common stock warrants	141	141
Incremental shares due to debt conversion rights	-	89
Total common stock equivalents outstanding	370	646

The following table sets forth the computation of basic and diluted net income per share attributable to common shareholders (in thousands, except per share amounts):

	For the Fiscal Year Ended,
	June 30, 2011			June 30, 2010
		Weighted			Weighted
		Average			Average
		Common	Per Share		Common	Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Net income	$1,263			$465
Less: Preferred stock dividends	(13)			(13)
Basic net income per share attributable to common shareholders	$1,250	8,484	$0.15	$452	8,480	$0.05

Effect of dilutive securities:
Stock options	-	2		-	2
Preferred stock conversion rights	13	133		-	210
Debt conversion rights	11	89		-	-

Diluted net income per share attributable to common shareholders	$1,274	8,708	$0.15	$452	8,692	$0.05

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Grants.  On September 23, 2011, the Company’s Compensation Committee (the “Committee”) granted 153,500 restricted shares of its common stock to certain officers of the Company, which will vest over three years.

Impairment or Disposal of Long-Lived Assets

In accordance with the provisions of ASC 360, “Property, Plant, and Equipment” (“ASC 360”), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to forecasted future undiscounted cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset based on the projected net cash flows discounted at a rate commensurate with the risk of the asset.  Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.  During the fiscal years ended June 30, 2011 and 2010, no impairment was recorded with respect to long-lived assets.

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

Intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC 350, discussed above.  During the fiscal years ended June 30, 2011 and 2010, no impairment was recorded.

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

In fiscal year 2005, in connection with its acquisition of H & W Petroleum Company, Inc., the Company recorded an estimated liability for the removal and clean-up of three underground fuel storage tanks held by H & W, estimating the remaining useful life of those tanks to be ten years.  As part of the June 30, 2011 settlement of the litigation arising from the H & W acquisition, discussed in Note 11, Commitments and Contingencies—Litigation, the Company was relieved from the liability for these asset retirement obligations.  At June 30, 2010, the liability was $158,000, which was classified as other long-term liabilities in the accompanying Consolidated Balance Sheets.  In fiscal years 2011 and 2010, the Company recorded accretion expense of $13,000, and $11,000, respectively.  See Note 13 – Settlement Receivable.

Stock-Based Compensation

As per ASC 718, Compensation - Stock Compensation, the Company expenses the grant-date fair value of stock options and other equity-based compensation granted to employees.  Amortization of stock compensation expense for the fiscal years ended June 30, 2011 and 2010 was $90,000 and $190,000, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of June 30, 2011 and 2010 (in thousands):

	June 30,
	2011			2010
	Gross		Net	Gross		Net	Amortization
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Period
	Amount	Amortization	Amount	Amount	Amortization	Amount	(Years)
Amortized intangible assets:
Customer relationships	$1,768	$736	$1,032	$1,768	$625	$1,143	15
Favorable leases	196	196	-	196	186	10	5
Trademarks	687	264	423	687	218	469	15
Supplier contracts	801	801	-	801	761	40	5
Total	$3,452	$1,997	$1,455	$3,452	$1,790	$1,662

Goodwill			$228			$228

Amortization expense is computed using the straight-line method over the useful lives of the assets.  Amortization expense for the years ended June 30, 2011 and 2010 was $207,000 and $357,000, respectively.  Amortization expense for the five succeeding fiscal years and thereafter is as follows (in thousands):

Year ending
June 30,	Amortization
2012	$157
2013	157
2014	157
2015	157
2016	157
Thereafter	670
Total	$1,455

4.	LOAN FACILITY

At June 30, 2011, the Company had a $25.0 million loan facility, comprised of a three-year $20.0 million asset-based lending revolving line of credit coupled with a $5.0 million, 60 month, fully amortized term loan that is co-terminus with the asset based lending revolving line of credit on a first to occur basis.  The Company’s $20.0 million line of credit had a maturity date of July 1, 2012. The line of credit permits the Company to borrow up to 85% of the total amount of eligible accounts receivable and 65% of eligible inventory, both as defined.  Outstanding stand-by letters of credit reduce the maximum amount available for borrowing.  Outstanding borrowings under the loan facility are secured by substantially all Company assets.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest was payable monthly based on a LIBOR rate and a pricing matrix.  At June 30, 2011, the interest rate for the line of credit was 4.00%.  This rate was priced using a minimum LIBOR floor of 0.75%, plus the applicable margin of 3.25%.

On September 27, 2011, the Company amended and extended its loan facility with its principal lender with significant improvements in the terms. The loan facility was increased to $29.1 million  from $25.0 million, comprised now of a $25.0 million revolver, a $2.8 million, 60 month, fully amortized term loan, and a fifteen-year amortization mortgage available for up to $1.3 million which mortgage when closed is expected to be $1.057 million.  Both the term loan and the mortgage are co-terminus with the revolving line of credit whichever occurs first. The amendment included a 5 year renewal and improved interest rates lowering the current line of credit’s rate from 4.00% to 2.61% and its term loan’s rate from 4.75% to 2.86%.  As a result of the amendment, the line of credit is now classified as a long-term liability thus increasing the working capital by approximately $7.9 million. The line of credit now has a renewal date of September 27, 2016.  Interest is payable monthly based on a pricing matrix.  At September 27, 2011, the interest rate for the line of credit was 2.61%.  This rate was priced using 90 day LIBOR of 0.36%, plus the applicable margin of 2.25%.  The applicable margin is determined quarterly based on a predetermined fixed charge coverage ratio pricing matrix with the applicable margins ranging from 2.00% to 3.00%.

As of June 30, 2011 and 2010, the Company had outstanding borrowings of $7.9 million and $6.9 million, respectively, under its line of credit, which does not include stand-by letters of credit which reduce the availability.  As a result of the September 2011 renewal, the line of credit at June 30, 2011 is classified as long-term liability in accordance with ASC 470, Debt as now the Company has control of funds that the bank relinquished except in the event of a default whereby if such default exists then the Company would be required to pass control of funds back to the bank under a springing lockbox arrangement. Based on eligible receivables and inventories, and reduction from letters of credit outstanding at June 30, 2011 and 2010, the Company had $6.6 million and $4.6 million of cash availability under the line of credit, respectively.  The line of credit primarily enables the Company to satisfy its obligations during the time gap created between the payment for its petroleum products and the time when it collects this cost from its customers.  As such, due to the volatile nature of the petroleum products, the outstanding borrowings fluctuate as the petroleum market prices change in addition to changes in demand from its customers.

The line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants.  At June 30, 2011, the financial covenants included a minimum daily availability of $250,000, a fixed charge coverage ratio of 1.1 to 1.0, and a capital expenditure limitation for fiscal year 2011 of $750,000.  At June 30, 2011 and 2010, the Company had a sublimit for letters of credit under its then $20.0 million line of credit of $1.75 million, on both dates.  At June 30, 2011 and 2010, $1.2 million and $1.5 million, respectively, had been issued in letters of credit.  The line of credit was not limited at any time during either period by these covenants.

The Company’s loan agreement for the line of credit and the term loan requires the Company to obtain the consent of the lender prior to incurring additional debt, paying any cash dividends or distributions, repurchasing shares of its capital stock or entering into mergers, consolidations or sales of assets outside the ordinary course of business.  Failure to comply with one or more of the covenants in the future could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition.  The Company’s principal lender granted its consent to the repurchase stock program that was in effect during fiscal year 2011 and to the quarterly dividend program approved in August 2011, which consents were required by the Company’s loan agreement.  See Note 7 – Shareholders’ Equity.  At June 30, 2011, the Company was in compliance with its covenants under the loan facility agreement.  See Note 5 – Long-Term Debt for further details on the $5.0 million term loan which balance was $3.083 million at June 30, 2011.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	LONG-TERM DEBT (INCLUDES LOANS AND PROMISSORY NOTES)

Long-term debt consisted of the following (in thousands):

	As of June 30,
	2011	2010

June 2009 term loan (the “Term Loan”), fully amortized, 60 monthly principal payments of approximately $83,333 commencing on August 1, 2009; variable interest due monthly, 4.75% at June 30, 2011; secured by substantially all Company assets and subject to co-terminus provisions under the revolving line of credit.	$3,083	$4,083

June 2009 unsecured convertible subordinated promissory note (the “June 2009 Note”) (5.5% interest due semi-annually, January 15 and July 15, beginning January 15, 2011; interest accrued for first 13 months was deferred and paid on August 12, 2010); matures July 1, 2014 in its entirety.	800	800

Line of credit	7,921	—

Total long-term debt	11,804	4,883

Less: current portion	(1,000)	(1,000)

Long-term debt, net	$10,804	$3,883

On June 29, 2009, the Company restructured all of its debt and preferred equity (the “Recapitalization”).  In connection therewith, the Company and its principal lender, Wells Fargo (formerly Wachovia Bank, N.A.), amended the Company’s existing $25.0 million loan agreement to provide for a $25.0 million loan facility, which included a $5.0 million, fully amortized, 60 month term loan (the “Term Loan”) which was co-terminus with the revolving line of credit under the $25.0 Million Loan Facility terms if such revolver was not extended beyond July 1, 2012.  The proceeds of the Term Loan were used to pay down $4.867 million of certain promissory notes issued in August 2007 (“the August 2007 Notes”) and $125,000 of certain promissory notes issued in September 2008.  At June 30, 2011, the variable interest rate on the Term Loan was at 4.75% but reduced to 2.86% at September 27, 2011 as a result of the credit facility renewal discussed above.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Twenty-five percent (25%) of the original principal amount of the June 2009 Note, or $200,000, may be converted into shares of the Company’s Common Stock at $2.25 per share (the “Conversion Price”) at the option of the noteholder.  The number and kind of securities purchasable upon conversion and the Conversion Price remain subject to additional adjustments for stock dividends, stock splits and other similar events.  As of June 30, 2011, there have been no conversions.
As a result of the September 2011 loan facility renewal, the line of credit is classified as long-term debt. See, Note 4-Loan Facility.

Future debt payments

Future debt payments as of June 30, 2011 are (in thousands):

Year Ending	Debt
June 30,	Payments

2012	$1,000
2013	1,000
2014	1,000
2015	883
2017	7,921
Total	$11,804

The Term Loan has a maturity date of July 1, 2014 and 60 consecutive payments, however, if the revolving line of credit portion of the loan facility is accelerated, while is unlikely, the remaining payments of the Term Loan would be due at such time. The table above reflects the Term loan through its maturity date of July 1, 2014, since under the September 27, 2011 renewal of the loan facility, the line of credit’s maturity was extended through September 27, 2016, which is longer than the Term loan’s maturity.

6.           CAPITAL LEASE COMMITMENTS

Certain non-cancelable leases are classified as capital leases.  The leased assets are included as part of property and equipment, at cost.  Such leasing arrangements include machinery, computer equipment and trucks.  As of June 30, 2011 and 2010, $160,000 and $45,000, respectively, of the capital leases obligations were classified in accrued expenses and other liabilities, and $685,000 and $33,000, respectively, were classified in other long-term liabilities.  The increase in the amount of capital leases during fiscal 2011 is primarily attributable to the purchase of four new mobile fueling vehicles (similar to the existing specialized tank wagon truck fleet used by the Company).  The depreciation of the capital leases is included in depreciation expense.

Capital assets dollar values (in thousands) were as follows at the indicated dates:

	June 30,
	2011	2010
Gross value	$1,122	$240
Less: Accumulated depreciation	(268)	(169)
Property and equipment, net	$854	$71

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2011, the estimated future minimum lease payments under capital leases are as follows (in thousands):

Year Ending June 30,	Capital Lease Payments
2012	$221
2013	204
2014	163
2015	133
2016	133
Thereafter	193
Total including interest	1,047
Less: Interest	(202)
Total minimum lease payments	$845

7.           SHAREHOLDERS’ EQUITY

Fiscal Year 2011

On July 28, 2010, the Board of Directors of the Company approved a share repurchase program (the “Program”) under which the Company may elect to purchase up to five percent of its outstanding capital stock, or approximately 435,000 shares of common stock or common stock equivalents, with available cash to the extent permitted by its revolving line of credit with its principal lender.

The Company’s principal lender’s  consent to such repurchases was  conditioned upon the Company’s maintenance of (i) a ratio of EBITDA to Fixed Charges of 1.3 to 1.0, based on the most recent twelve-month period for which financial statements have been provided to the Lender, after giving pro forma effect to any repurchases; and (ii) Excess Availability of at least $2.25 million (A) immediately after making any repurchase and (B) for the ninety days preceding any repurchase, for a total of $840,000 in capital stock repurchases, including up to $200,000 in any one fiscal quarter.

During fiscal 2011, the Company purchased an aggregate of 247,236 shares of its common stock pursuant to the stock repurchase program for an aggregate purchase price of $385,310 at an average cost of $1.56 per share.  The Board of Directors elected to retire all shares repurchased pursuant to the program, so those shares are no longer outstanding and their cost is reflected as a reduction to common stock and Additional Paid-in Capital in the Shareholders’ Equity section of the Balance Sheet.  The Board of Directors terminated the stock repurchase program in August 2011.

In fiscal year 2011, the Company issued 56,500 shares of common stock valued at an aggregate of $77,395 consisting of 25,000 shares to non-employee members of the Board of Directors and 31,500 shares to the Company’s CEO.  See Note 8 – Stock Options and Other Benefits Plans.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal year 2011, the Company declared cumulative dividends of $13,000 on the Series D Preferred Stock, which were accrued as of June 30, 2011.

For fiscal year 2011, the Company recorded amortization of stock compensation expense with a correlating increase to shareholders’ equity of approximately $13,000.

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

For the fiscal year 2010, the Company recorded amortization of stock compensation expense with a correlating increase to shareholders’ equity of $190,000.  Included in this charge, is a non-cash charge related to the repricing of 327,614 stock options during the first quarter of fiscal year 2010.  See Note 8 – Stock Options and Other Benefits Plans.

August 2011 Common Stock Dividend

On August 9, 2011, the Company’s Board of Directors approved a quarterly cash dividend program, starting with a dividend of $0.0125 per share to be paid on October 14, 2011, to shareholders of record as of the close of business on September 28, 2011. Future dividends will be subject to Board of Directors approval.   The quarterly dividend program replaced the Company’s open market stock repurchase program which has been terminated. The Company’s principal lender has granted its consent to the quarterly dividend program, which consent is required by the Company’s loan agreement, as amended (the “Loan Agreement”), so long as (a) the Company maintains a ratio of EBITDA to Fixed Charges for the most recent twelve-month period, giving pro forma effect to any dividend payments to be made or already made that are not reflected therein, of at least 1.3 to 1.0, (b) at all times during the 90-day period preceding each dividend payment and after giving pro forma effect to any proposed payments, the Company maintains Excess Availability of not less than $2,250,000 under the Loan Agreement, (c) aggregate dividends do not exceed $600,000 per annum, and (d) no Default or Event of Default exists under the Loan Agreement.  Capitalized terms are defined in the Loan Agreement.

Certificates of Designation of Preferred Stock

The Company has authorized the issuance of up to 10,000, 2,000, 2,000 and 5,000 shares of Series A, Series B, Series C, and Series D Preferred Stock (the “Preferred Stock”), respectively, which have such rights, qualifications, limitations and restrictions as are set forth in their respective Certificates of Designation as filed in Delaware.  Because of the June 29, 2009 Recapitalization, there are no longer any issued nor outstanding shares of  Series A, B or C Preferred.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has no automatic conversion rights on the Series D Preferred Stock.  The Company may redeem the Preferred Stock at any time, upon ten days notice, by payment of the original issue price plus any accumulated but unpaid dividends.  In the event of a partial redemption, the Company is not required to redeem the shares held by various shareholders on a pro rata or similar basis but may select, in its sole discretion, which shares to redeem.

Dividends on the Series D Preferred Stock are payable when, as and if declared by the Board of Directors, but only out of funds that are legally available, at the rate of 5.5% per annum of the sum of the Original Issue Price per share, in cash or, under specified circumstances, in the form of shares of a new class of Preferred Stock that is substantially identical to the Series D Preferred except that it shall be nonvoting (“New Preferred Stock”), if the Company so elects.  In particular, the Company may elect to pay dividends of the Series D Preferred in New Preferred Stock if its principal lender at the time has directed or advised the Company not to pay a dividend in cash.  Dividends for the Series D Preferred Stock are payable on or about July 15th each year.  Dividends on Preferred Stock are cumulative from the date of the original issuance of the Preferred Stock.  Accumulated unpaid dividends on Preferred Stock do not bear interest.

The Company has declared and paid dividends on the Series D Preferred Stock for both fiscal year 2011 and fiscal year 2010.

8.           STOCK OPTIONS AND OTHER BENEFITS PLANS

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

The Company currently has the authority to grant stock options and other equity awards to employees and other eligible persons under the 2009 Plan, which currently has 2,004 options and 56,500 other stock awards outstanding and 841,496 available for future grants.  The Company no longer grants stock options under the 2000 Plan but stock options to purchase 165,231 shares of Common Stock remain outstanding under the 2000 Plan.  Options granted under the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant.  As of June 30, 2011, 164,786 and 2,004 options under the 2000 Plan and the 2009 Plan, respectively, are vested and exercisable.

The Company also no longer grants any stock options under the Directors’ Plan but stock options to purchase 63,552 shares of Common Stock remain outstanding under the Directors’ Plan.  All outstanding stock options under the Directors’ Plan are fully vested and presently exercisable.

During fiscal year 2011, the Company issued a total of 25,000 fully vested shares of its common stock (6,000 in each of the first three fiscal quarters and 7,000 in the fourth fiscal quarter) to the non-employee members of its Board of Directors from the 2009 Plan, which were valued at an aggregate of $36,130 or weighted average of $1.45 per share.  Stock-based compensation expense for each issuance of this common stock was recorded at the market closing price on the last trading day prior to their issuance.  The Company also issued 31,500 shares of restricted stock to the Company’s Chief Executive Officer, valued at $1.31 per share, the market closing price on the last trading day prior to their issuance, which shares became fully vested on December 21, 2010.  The cost of this restricted stock grant was recognized as stock-based compensation expense over the vesting period of the shares.  In order to encourage the Directors and the Chief Executive Officer to retain the stock when it vested notwithstanding the tax burden created thereby, the Company made cash payments for an aggregate of $39,000, to grantees equal to 50% of the market value of the shares on the vesting date, which was recorded as expense when paid.

Employee Stock Options

Under the 2000 Plan, 555,556 shares of Common Stock were initially reserved for issuance as stock options to employees, including officers and directors, consultants and non-employee directors upon the exercise of options.  Options granted under the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant.

While the Company historically granted options under the 2000 Plan only to employees of the Company and its subsidiaries, when the shares reserved for the Directors’ Plan (discussed below) were exhausted in July 2008, the Compensation Committee resolved to make the automatic grants of fully vested options to non-employee members of the Board of Directors from the 2000 Plan until such time as there were additional shares available to resume such automatic grants under the Directors’ Plan.  On November 20, 2008, the shareholders approved an increase in the amount of shares of Common Stock reserved for issuance under the Directors’ Plan to 111,112 so the automatic grants of stock options to non-employee directors were again made from the Directors’ Plan.

In September 2009, the exercise prices of all outstanding employee stock options previously granted under the 2000 Plan were amended to have an exercise price of $2.48 per share (the “Amendments”).  The new exercise price of $2.48 set by the Amendments was $0.77 above the $1.71 official closing price on the Nasdaq Capital Market on the trading day immediately preceding the date of the Amendments.  The Amendments did not change the vesting schedules or any of the other terms of the respective stock options.  As a result of the repricing of the options effected by the Amendments, the Company incurred a non-cash charge of $93,000 to stock-based compensation amortization expense during the first quarter of fiscal year 2010 and an additional $5,000 which was amortized over the then remaining vesting period of the related options.  This modification affected 31 employees who held 327,614 stock options on June 30, 2009.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock option transactions under all employee plans discussed above:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	All Employee Plans	Price	Term	(In Thousands)

Outstanding at June 30, 2010	332,756	$2.46	3.01	$-

Granted	-	$-
Expired or Forfeited	(165,521)	$2.48
Exercised	-	$-

Outstanding at June 30, 2011	167,235	$2.44	4.49	$-

Exercisable	166,790	$2.44	4.49	$-

Available for future grant (2009 Plan only)	841,496

No stock options were granted during fiscal 2011.  The weighted average grant date fair value of stock options granted during fiscal 2010 was $1.26.  For the years ended June 30, 2011 and 2010, there were no stock options exercised.

As of June 30, 2011, the amount of total unrecognized compensation cost related to unvested share options granted under the plans was immaterial and is expected to be recognized over a weighted-average period of 0.3 year.

The following table summarizes information about stock options outstanding under both plans as of June 30, 2011:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	of Shares	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$1.35 to $2.00	6,231	7.70	$1.46	5,786	$1.45
$2.01 to $2.70	161,004	4.36	$2.48	161,004	$2.48

The fair value of the stock options that vested was $22,000 and $506,000 in fiscal year 2011 and 2010, respectively.

Director Stock Options

In May 2001, the Company adopted the Directors’ Plan as a separate stock option plan for non-employee members of the Company’s Board of Directors.  The purpose of the Directors’ Plan was to provide an additional incentive to attract and retain qualified competent directors whose efforts and judgment are important to the Company’s success through the encouragement of the ownership of stock by such persons.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2009, the Company’s Board of Directors resolved that it would make no further grants of stock options under the Directors’ Plan and that grants to non-employee directors after December 2009 would only be made from the 2009 Plan.  Outstanding awards under the Directors’ Plan were not affected and remain in place. Under the Directors’ Plan, 111,112 shares of Common Stock were initially reserved for issuance upon the exercise of options granted.  Each non-employee director received a one-time grant of a fully vested option to purchase 4,445 shares of stock.  On the last day of each fiscal quarter while the Directors’ Plan was in effect, each non-employee director received an additional grant of an option to purchase 334 shares of stock.  Options to purchase 63,552 shares of Common Stock remain outstanding at June 30, 2011 under the Directors’ Plan.

Options previously granted under the Directors’ Plan expire no later than ten years from the date of grant and are, with limited exceptions, exercisable as of the grant date.  All outstanding options under the Directors’ Plan as of June 30, 2011 are fully vested.

The following table summarizes the stock option activity under the Directors’ Plan for the periods indicated:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	2001 Plan	Price	Term	(In Thousands)

Outstanding at June 30, 2010	85,777	$6.90	3.83	$2

Granted	-	$-
Expired or Forfeited	(22,225)	$7.20
Exercised	-	$-

Outstanding at June 30, 2011	63,552	$6.80	3.87	$2

Exercisable	63,552	$6.80	3.87	$2

There were no stock options granted under the Directors’ Plan during fiscal year 2011.  The weighted average grant date fair value of Directors’ stock options granted during fiscal 2010 was $1.53.  For the years ended June 30, 2011 and 2010, there were no stock options exercised.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Directors’ stock options outstanding under the Plan as of June 30, 2011:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	of Shares	Life (years)	Price
$0.68 to $4.27	14,055	7.14	$2.21
$4.28 to $8.54	34,494	2.27	$6.48
$8.55 to $12.81	13,335	4.51	$11.46
$12.82 to $17.09	1,668	4.38	$14.83
Total	63,552

There were no stock options that vested during fiscal year 2011.  The fair value of the stock options that vested during fiscal year 2010 was $3,000.

For the years ended June 30, 2011 and 2010, the Company recorded amortization of stock compensation expense, with a correlating increase to shareholders’ equity, in the amount of $90,000 and $190,000, respectively.

The Company offers a 401(k) benefit plan which provides for voluntary contributions by employees subject to a maximum annual contribution.  During fiscal years 2011 and 2010, the Company did not make any matching employer contributions.

9.           SIGNIFICANT CUSTOMERS AND VENDORS

In fiscal years 2011 and 2010, revenue from two customers accounted for 24% and 22.9%, respectively, of the Company’s consolidated revenues.

During fiscal years 2011 and 2010, the Company had two vendors, that represented more than 10% of cost of sales.  The vendors accounted for an aggregate of 48% and 47%, of total cost of sales during fiscal years 2011 and 2010, respectively.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.         INCOME TAXES

The components of the provision for federal and state income taxes are summarized as follows (in thousands):

	Year Ended June 30,
	2011	2010
Current:
State	$(226)	$(32)
Federal	-	-
Income tax provision	(226)	(32)

The actual tax benefit of the Company for the years ended June 30, 2011 and 2010 differs from the statutory Federal tax rate of 34%, due to the following (in thousands):

	Year Ended June 30,
	2011	2010
Expected benefit for income taxes
at the statutory Federal income tax rate of 34%	$(506)	$(169)
Deferred tax valuation allowance	583	351
State income taxes, net of federal benefit	(45)	(15)
Effect of uncertain tax positions	(155)	34
Nondeductible expenses	(46)	(52)
Other, net	(57)	-
Net operating loss carryforward adjustment	-	(120)
Change in tax rate	-	(61)
Provision for income taxes	$(226)	$(32)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their income tax bases, and operating loss carryforwards.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2011 and 2010 are presented below (in thousands):

	June 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$9,807	$9,979
Reserves and allowances	339	360
Stock-based compensation expense	772	752
Accrued expenses and deferred income	487	229
AMT Credit	18	11
Intangible assets	-	344
Other, net	7	74

Total gross deferred tax assets	11,430	11,749

Less: valuation allowance	(9,399)	(9,982)

Total deferred tax assets	2,031	1,767

Deferred tax liabilities:
Property and equipment	(1,775)	(1,767)
Intangible Assets	(256)	-

Total deferred tax liabilities	(2,031)	(1,767)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon generating sufficient taxable income in future periods.  ASC-740-10-30 requires a valuation allowance to reduce the deferred tax assets reported, if, based on management’s analysis, it is more likely than not, that some portion or all of the deferred tax assets, will not be realized. After consideration of all the information available, management has determined that a $9.4 million and $9.9 million valuation allowance at June 30, 2011 and 2010, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As required by the provisions of Financial Accounting Standards Board’s Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	June 30,
	2011	2010
Balance - beginning of period	$695	$759
Additions based on tax positions related to the current year	55	-
Reductions for tax positions of prior years	(64)	(30)
Reductions as a result of lapse of applicable statute of limitations	(66)	(34)
Balance - end of period	$620	$695

At June 30, 2011 and 2010, the amount of unrecognized tax benefits was approximately $620,000 and $695,000 respectively, of which approximately $137,000 and $268,000 would, if recognized, be permanent in nature for each respective tax year.  The Company has not recognized this liability on the balance sheet due to the Company’s net operating loss carryforward.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes.  The Company did not accrue any interest and penalties for fiscal years 2011 and 2010 due to the existence of net operating loss carryforwards.

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and other local jurisdictions.  The Company’s federal income tax returns for years prior to June 30, 2008 are no longer subject to examination.  Returns for some state and local jurisdictions prior to that date remain subject to examination but are not individually considered material.

As of June 30, 2011, the Company has net operating loss carryforwards for federal income tax purposes of approximately $25.8 million, which will begin to expire in the year 2012.  The utilization of the net operating loss carry forwards may be subject to the Internal Revenue Code Section 382 limitation related to ownership changes.  Additionally, the Company has state net operating loss carryforwards of approximately $25.2 million which expire in varying years.

To the extent that a valuation allowance is established or an increase in the allowance is recorded in a period, a tax expense is provided in the statement of operations.  Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets.  A valuation allowance of $9.4 million was recorded as of June 30, 2011, due to uncertainties related to utilizing some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.  The valuation allowance is based on current estimates of future taxable income and the period over which net deferred tax assets will be recoverable.  If actual results differ from these estimates, or these estimates are adjusted in future periods, it may be necessary to reduce or eliminate the valuation allowance, which would cause an increase in reported earnings for that period. As a result, changes in current estimates of taxable income could materially impact the Company’s financial position and results of operations.  There can be no assurance that any reduction will be made to the allowance.

11.        COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real property and equipment under operating leases that expire at various times through fiscal year 2017.  Rent expense amounted to $1.7 million for each of the fiscal years ended June 30, 2011 and 2010.  Certain leases contain escalation clauses and renewal options.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancelable operating leases as of June 30, 2011 are (in thousands):

Year Ending	Operating Lease
June 30,	Payments
2012	$1,157
2013	964
2014	539
2015	317
2016	55
2017	4
Total	$3,036

Governmental Regulation

Numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment, affect the Company’s operations.  The operation of the Company’s mobile fueling fleet and its transportation of diesel fuel and gasoline are subject to extensive regulation by the U.S. Department of Transportation (“DOT”) under the Federal Motor Carrier Safety Act (“FMCSA”) and the Hazardous Materials Transportation Act (“HMTA”).

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities.  Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of June 30, 2011.  Therefore, no contingency gains or losses have been recorded as of June 30, 2011.  However, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

On November 23, 2009, SMF Energy Corporation (the “Company”) entered into a confidential settlement agreement (the “Agreement”) resolving all claims in the lawsuit entitled, SMF Energy Corporation vs. Financial Accounting Solutions Group, Inc., Mitchel Kramer, Alex Zaldivar and Kramer Professional Staffing, Inc.  Pursuant to the Agreement, SMF received a payment of $1,050,000 during the quarter ended December 31, 2009.  The payment was treated as a partial recovery of the professional fees incurred in connection with the lawsuit, with no gain or loss recognized for the settlement.  The Company expensed $466,000 of these professional fees during the fiscal year ended June 30, 2010.  The recovery of these professional fees and the year to date litigation costs have been recorded as part of selling, general and administrative expenses in the statement of operations.  There was no admission of liability by any of the parties to the lawsuit on account of any of the various claims, counterclaims or third party claims made in the lawsuit.  All claims made by or against the Company in the lawsuit were released as part of the Agreement.

Effective June 30, 2011, the Company and its subsidiary H & W Petroleum Company, Inc. (“H & W”) settled a civil action previously filed by the Company in in Harris County, Texas (the “Harris County Litigation”).  The Harris County Litigation arose out of the Company’s 2005 purchase of all of H & W’s outstanding stock (the “Stock Purchase”) from the former shareholders of H & W (the “Former H & W Shareholders”), H & W’s concurrent purchase of certain assets (the “Asset Purchase”) of another company affiliated with the Former H & W Shareholders (“KSB”), and various facility lease agreements (the “Leases”) between certain affiliates of the Former H & W Shareholders (the “Landlords”), as lessors, and H & W, as lessee, relating to facilities currently occupied by H & W in Houston, Waxahachie and Lufkin, Texas (the  “Facilities”).  The Stock Purchase, the Asset Purchase and the Leases are collectively referred to as the “Transactions”. The Former H & W Shareholders, KSB and the Landlords are collectively referred to as the “KSB Parties”.

In the settlement, the Company, H & W and the KSB Parties agreed to dismiss the Harris County Litigation and release all claims made therein and all claims related to the Transactions in exchange for (i) the conveyance to H & W of the Facility in Lufkin, Texas (the “Lufkin Conveyance”); (ii) the conveyance of certain equipment that is no longer in use to the Landlord of  the Waxahachie Facility, (iii) the modification of the Lease of the Facility in Houston to permit a portion of the rent to be reserved by H & W to fund improvements to that Facility; and (iv) various other modifications of the Leases.  Because the Lufkin Conveyance recently closed, the parties have filed a joint motion to dismiss the Harris County Litigation and all claims made therein, with prejudice, which is expected to be granted by the Court in the ordinary course.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.         RELATED PARTY TRANSACTIONS

The Company paid $79,000 and $78,000 pursuant to ordinary commercial terms, for each of the years ended June 30, 2011 and 2010, respectively, to a provider of investor relations and public relations services whose chief executive officer is a member of the Company’s Board of Directors.

13.         SETTLEMENT RECEIVABLE

As described above in Note 11, Commitments and Contingencies – Litigation, the Company and its subsidiary H & W Petroleum Company, Inc. entered into a settlement agreement, effective as of June 30, 2011, to resolve the claims alleged by the parties in the Harris County Litigation.

As noted above, the settlement provides for the dismissal of the Harris County Litigation with prejudice in consideration of  (i) the conveyance to H & W of the Facility in Lufkin, Texas; (ii) the conveyance of certain equipment to the landlord of  the Waxahachie Facility, (iii) the modification of the lease of the Company’s facility in Houston to permit a portion of the rent to be reserved by H & W to fund improvements to that facility; and (iv) various other modifications of the Leases.

As a result of the settlement agreement effectuated on June 30 2011, the Company recorded a net receivable settlement of $693,000 in other assets as reflected in the June 30, 2011 Consolidated Balance Sheet.  The net receivable of $693,000 represents the land valued at $500,000, a building valued at $1.250 million, less the related mortgage liability of $1.057 million, which were received and incurred in September 2011.  As part of the settlement, in June 2011, the Company relieved a prior receivable due of $632,000, and relieved an asset retirement obligation liability of $171,000.  The net effect of the settlement did not have a material impact on the Company’s financial condition or results of operations, however, any net excess of the consideration received over the consideration provided was offset against general and administrative expenses incurred in connection with the settlement.