Form 10-K/A
period 2011-06-30
SMF ENERGY CORP
filed 2011-10-28
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

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

EXPLANATORY NOTE

On September 28, 2011, SMF Energy Corporation (the “Company”, “SMF” “we”, “us”, and “our”) filed its annual report on Form 10-K for the year ended June 30, 2011 (the “Original Filing”).  This Amendment No. 1 to Form 10-K (this “Amendment”) on Form 10-K/A, completes the items identified below that were originally omitted from the Original Filing in the expectation that the definitive proxy statement for our 2011 Annual Meeting of Stockholders would be filed with the SEC within 120 days after the end of our 2011 fiscal year.

As a result, this Form 10-K/A amends only Part III, Item 10. (Directors, Executive Officers and Corporate Governance), Item 11. (Executive Compensation), Item 12. (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13. (Certain Relationships, Related Transactions, and Director Independence), Item 14. (Principal Accounting Fees and Services) and Part IV, Item 15. (Exhibits and Financial Statement Schedules).  All other items in the Original Filing are unchanged and this Amendment does not amend, update or change any other information in the Original Filing.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and principal financial officer, filed as exhibits hereto.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors

The following table sets forth, as of October 21, 2011, the names, ages, and titles of each member of our Board of Directors (the “Board”).

Name	Age	Position and Office
Richard E. Gathright	57	Chairman of the Board; Chief Executive Officer and President; Director
Wendell R. Beard	84	Director
Steven R. Goldberg	60	Director
Nat Moore	60	Director
Larry S. Mulkey	68	Director
C. Rodney O’Connor	77	Director
Robert S. Picow	56	Director
Peter H. Woodward	38	Director

Set forth below are the names of all our directors, all positions and offices with the Company held by each person, the period during which each has served as such, and the principal occupations and employment of such persons for at least the last five years:

Mr. Gathright has been Chief Executive Officer and President of the Company since November 2000, a Director since March 2001 and Chairman of the Board since November 2002.  He is responsible for the management of all business affairs of the Company, reporting directly to the Board of Directors.  From 1993 to 1999, he held various positions with TransMontaigne Inc., a Denver-based publicly owned company providing logistical services to major energy companies and large industrial customers, and its predecessor company, culminating with his service as President and Chief Operating Officer and a member of its Board of Directors until December 1999.  From 1988 to 1993, Mr. Gathright was President and Director of North American Operations for Aberdeen Petroleum PLC, a London-based public company engaged in international oil and gas operations, and served on its Board of Directors.  Prior to joining Aberdeen, he held a number of positions in the energy industry in the areas of procurement, operations and management of oil and gas assets.  Mr. Gathright currently serves on the Board of Directors of the Nat Moore Foundation, a nonprofit organization for the benefit of disadvantaged youth founded by Nat Moore, a director of the Company.  Mr. Gathright brings to the Board years of experience in the mobile fueling industry and the energy industry generally.

Mr. Beard has served as a Director of the Company since July 2001.  He retired from Ryder System, Inc. in June 1994 after 17 years of service, the last three years of which he served as Executive Vice President, responsible for corporate public relations, advertising, government relations, special events and the Ryder Foundation.  From August 1989 to June 1991, he served as Senior Vice President and from August 1987 to August 1989 as Vice President.  From 1977 to 1984, he was Vice President of Corporate Development for Truck Stops Corporation of America, a Ryder subsidiary.  He has served on the Executive Committee of the American Trucking Association, and for the past 16 years has been an advisor to the Truck Rental and Leasing Association.  He is a Director of the Doral County Club in Miami; a Director of Baptist Health South Florida, a healthcare and hospital corporation; and a member of the Orange Bowl Committee.  Mr. Beard is a noted speaker to the trucking industry, business and civic groups.  He is the father of Robert W. Beard, our Senior Vice President, Marketing & Sales and Investor Relations Officer.  Mr. Beard brings to the Board years of experience in the transportation industry generally and knowledge of our industry and our business, including our suppliers, customers and competitors.

Mr. Goldberg has served as a Director of the Company since July 2005.  Since 2007 he has been President of Goldhammer Advisory LLC, specializing in M&A and corporate finance matters, located in Coral Gables, Florida.  From 2006 to 2007, he was CEO of Coral Gables based Sunbelt Diversified Enterprises LLC, a privately owned holding company that acquires and oversees the operations of various small cap companies in diverse industries.  Prior to joining Sunbelt, he was Senior Vice President of Arrow Air II LLC, from 2004 to 2006, after having previously served as Chief Financial Officer of its affiliate Arrow Air, Inc., a Miami-based cargo airline with related logistics and leasing entities. Prior to joining Arrow Air, from 2002 to 2004, he was a partner at Maplewood Partners LP, a private equity firm based in Coral Gables, Florida.  Mr. Goldberg served with Ryder System, Inc. and its subsidiaries for 12 years, from 2000 to 2001 and from 1987 to 1998, in positions including Senior Vice President of Corporate Finance, Vice President of Corporate Development, Vice President and Treasurer of Ryder System, Inc and Chief Financial Officer of Ryder Transportation Services.  From 1998 to 2000 he was Senior Vice President, Corporate Development of Republic Services, Inc., an environmental services company.  Prior to joining the Ryder group, Mr. Goldberg held positions in the finance departments of Squibb Corporation and J.E. Seagram & Sons, Inc., having started his career at Manufacturers Hanover Trust in New York.  He is a lecturer in finance at the undergraduate School of Business, University of Miami, as well as having been a guest lecturer at the Graduate School of Business in the area of mergers and acquisitions.  Mr. Goldberg currently serves as Chairman of our Audit Committee.  Mr. Goldberg brings to the Board knowledge of our business and expertise in financial, business and related matters.

Mr. Moore has served as a Director of the Company since May 2006.  Since 1987, he has served as President of Nat Moore & Associates Inc., an event management company located in Miami, and is the founder of The Nat Moore Foundation, a charitable organization that provides needed assistance to inner city organizations supporting sports teams and scholarships.  A former professional football player with the Miami Dolphins, Mr. Moore is also the Vice President of Alumni Relations & Special Projects and Senior Advisor to the CEO of the Miami Dolphins Limited and serves as Director of Pro Bowl Youth Clinics for the National Football League’s Special Events, and did the same for the Super Bowl Youth Clinics for 18 years.  He also appears as a Color Analyst for Miami Dolphins preseason television broadcasts on WFOR CBS-4, for the University of Florida, Breakfast with the Gators and on other various football game broadcasts.  He also has been a Color Analyst for Miami Hurricanes football broadcasts.  Mr. Moore is a 13-year veteran of the Miami Dolphins football team and was the ninth inductee into the Miami Dolphins Ring of Honor.  Mr. Moore currently serves on the Board of Directors of several other organizations, including Sun Trust Bank N.A., the Nat Moore Foundation, the Orange Bowl Committee, and the South Florida Golf Foundation.  He currently serves as a member of the Audit Committee, a member of the Nominating Committee, a member of the Corporate Governance Committee and Chairman of the Compensation Committee.  Mr. Moore brings to the Board financial experience and business acumen, and broad experience as a director of numerous organizations.

Mr. Mulkey has served as a Director of the Company since November 2002.  Since 1997 he has served as the CEO and President of Mulkey & Associates, Inc., which provides consulting services specializing in transportation and logistics, business strategy, and real estate.  He retired from Ryder System, Inc. in 1997 after 31 years of service, the last five years as President of Worldwide Logistics and as a member of the executive committee.  Mr. Mulkey has served as a board and/or committee chairman in numerous organizations, including the American Trucking Association, and was the 1997 recipient of the Distinguished Service Award of the Council of Logistics Management which is the highest honor in the logistics industry.  He currently serves as a Director of Cardinal Logistics Management, Inc., a private logistics and transportation company.  Mr. Mulkey currently serves as a member of the Audit Committee, a member of the Compensation Committee, a member of the Nominating Committee and Chairman of the Corporate Governance Committee.  Mr. Mulkey brings to the Board considerable experience in the transportation industry and knowledge and understanding of business and finance generally and our business in particular.

Mr. O’Connor has served as a Director of the Company since July 1999.  Mr. O’Connor previously assisted in the reorganization and refinancing of the Company.  He is the Chairman of Cameron Associates, Inc., a financial communications firm he founded in 1976.  Prior to 1976, he served in numerous positions over a 20-year period in the investment industry with Kidder Peabody and Bear Stearns.  He also was a founder and Director of Atrix Laboratories, Inc., a publicly traded specialty pharmaceutical company focused on advanced drug delivery which was sold in 2004.  Mr. O’Connor is also a longstanding member of the Board of Directors of Fundamental Management Corporation, a private fund management firm.  Mr. O’Connor brings to the Board expertise in corporate finance, investor relations and investments generally.

Mr. Picow has served as a Director of the Company since March 2001.  He is currently Chairman of Quamtel, a provider of mobile broad band and international long distance services.  He is also the Vice Chairman of Eezinet Corporation, which is a private telecommunications company holding PCS licenses for cellular spectrum.  He served as Chairman of Cenuco Inc. (which subsequently changed its name to Lander Co. Inc. and is now known as Ascendia Brands, Inc.), a public communications technology company, from April 2004 until its merger with Lander Co. Inc.  Mr. Picow has served as a member of the Board of Directors of Cenuco (and now Ascendia) since July 2003, and as chief executive officer of the Cenuco Wireless division since 2005.  From June 1996 to August 1997, he served as the Vice Chairman of Brightpoint, Inc., a publicly traded communications company, and was its President from June 1996 until October 1997.  In 1981, Mr. Picow founded Allied Communications, Inc., the pioneer U.S. wireless electronics distributorship, serving 16 years as its Chairman, Chief Executive Officer and President until the 1996 merger of Allied and Brightpoint.  Since 2001, he has served on the Board of Directors of Fundamental Management Corporation, a private fund management firm.  He also is a Director of Infosonics Corporation, a multinational telecommunications company, and American Telecom Services, Inc., a provider of Internet phone and prepaid long distance communications services.  Mr. Picow currently serves as a member of the Compensation Committee, a member of the Corporate Governance Committee and Chairman of the Nominating Committee.  Mr. Picow brings to the Board financial expertise, business experience and acumen, and considerable experience as a director for multiple organizations.

Mr. Woodward has served as a Director of the Company since May 2011.  He has served as the General Partner of MHW Capital Management, LLC, an investment firm specializing in equity investments in public companies that are revitalizing their business plans, since he founded it in August 2005.  From 1995 to August 2005 he was Managing Director of Regan Fund Management, LCC, an investment firm.  Mr. Woodward has served on the Board of Directors of The Hampshire Group since December 2009 and has previously served on the boards of directors of other companies, including NewsEdge Corp., Zomax, Inc., and Innodata-Isogen Corp. Mr. Woodward brings to the Board financial and business expertise and experience as a director for multiple organizations.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. If a director nominee declines to serve or becomes unavailable for any reason, or if a vacancy occurs before the election, the Board may fill such vacancy.

Executive Officers

The following table sets forth, as of October 21, 2011, the name and age of each of our executive officers, indications all positions and offices presently held within the Company:

Name	Age	Position and Officers
Richard E. Gathright	57	Chairman of the Board, Chief Executive Officer and President
Michael S. Shore	43	Chief Financial Officer, Senior Vice President and Treasurer
Robert W. Beard	57	Senior Vice President, Operations & Sales
Timothy E. Shaw	50	Senior Vice President, Information Services & Administration and Chief Information Officer
Gary G. Williams	55	Senior Vice President, Supply
L. Patricia Messenbaugh	47	Vice President, Finance & Accounting and Chief Accounting Officer

Mr. Gathright has been Chief Executive Officer and President of the Company since November 2000, a Director since March 2001 and Chairman of the Board since November 2002.  He is responsible for the management of all business affairs of the Company, reporting directly to the Board.  See “Directors” above for a detailed description of Mr. Gathright’s business experience.

Mr. Shore has been Chief Financial Officer, Senior Vice President and Treasurer of the Company since February 2002.  He also was the Corporate Secretary from February 2002 to September 2005.  Prior to joining the Company, he was CEO and President of Shore Strategic and Financial Consulting, providing financial and management services to corporate clients in the United States and Latin America.  From 1998 to 2000, he served as Director of Finance/Controller for the North American Zone Operations of Paris-based Club Mediterranee.  From 1996 to 1998, he was Vice President of Finance/Controller for Interfoods of America, Inc., the largest Popeye’s Fried Chicken & Biscuits franchisee.  From 1994 to 1996, he was the Manager of Accounting and Financial Reporting for Arby’s, Inc.  Mr. Shore began his professional career in 1990 with Arthur Andersen, LLP where he became a Senior Auditor having received a State of Florida Certified Public Accountant license in 1991.  Mr. Shore has a diverse background in leading growth oriented public companies in mergers/acquisitions, capital formations, finance, treasury and accounting.

Mr. Beard (Robert W.) has been Senior Vice President, Operations, since September 3, 2010, responsible for all of our fleet and facility operations as well as its marketing and sales operations.  He had previously served as Senior Vice President, Marketing & Sales, of the Company and as its Investor Relations Officer since December 2006, when he was responsible for marketing and sales operations and investor relations.  From July 2005 to December 2006, he was Vice President, Corporate Development, and Investor Relations Officer responsible for product line strategy and development, and for vendor, investor and public relations.  Before joining the Company, he was employed by Cendian Corporation, a chemical logistics subsidiary of Eastman Chemical Company, as Group Director of Client Development and Sales Support from 2004 to July 2005 and as Director of Business Marketing from 2001 to 2004.  He was Senior Manager, Field Marketing for Ryder System, Inc. from 1994 to 2001.  From 1986 to 1994, he was the Vice President of Marketing for Comdata Corporation.  From 1985 to 1986, he was Manager of Vendor Relations for First Data Resources, a Division of American Express Travel Related Services Company.  Mr. Beard also was employed by Ryder Systems from 1977 to 1985, serving in a number of positions including Manager, Vendor Relations, and as a General Manager and a Controller in its Truckstops of America Division.  He is the son of Wendell R. Beard, a member of our Board.

Mr. Shaw has been Senior Vice President, Information Services & Administration, of the Company and its Chief Information Officer since December 2006, responsible for all information systems management and corporate administration and from April 2006 to December 2006, he was Vice President, Information Systems Services and Chief Information Officer.  From 1999 to April 2006 he was the Vice President of Information Services with Neff Corporation/Neff Rental LLC headquartered in Miami, one of the country’s largest construction rental companies.  From 1998 to 1999, he served as Director, Retail and Distribution Systems for Fruehauf Trailer Services in St. Louis, MO.  From 1997 to 1998, he was Manager, Service Center Mechanization, for Southwestern Bell in St. Louis.  From 1994 to 1997, he was Manager, Information Systems with Aggregate Equipment in East Peoria, IL.  From 1991 to 1994, he was Systems Engineer with Electronic Data Systems (EDS) in Troy, MI.  From 1981 to 1991, he was a Manufacturing Engineer and Area Supervisor for McDonnell Douglas Corp. in St. Louis.  Mr. Shaw has an extensive background in IT leadership, process engineering, business operations, implementing enterprise resource solutions, storm disaster recovery planning, public company IT systems, Sarbanes-Oxley 404 implementation and compliance and the integration of acquisitions.  Mr. Shaw holds a Bachelor’s degree in Operations Management and a MBA degree, and is also a certified Project Management Professional and Information System Auditor.

Mr. Williams has been Senior Vice President, Supply, of the Company since September 3, 2010, responsible for product procurement and for inventory and price management.  He had previously served as Senior Vice President, Commercial Operations, since February 2001.  From December 2006 until September 2010 he was responsible for marketing and sales and product procurement.  From 1995 to February 2001, he was Vice President of Marketing for the supply, distribution and marketing subsidiary of TransMontaigne Inc., managing wholesale marketing functions in the Mid-Continent, Southeast and Mid-Atlantic and serving on that company’s senior risk management committee.  From 1987 to 1995, he was Regional Manager for Kerr-McGee Refining Corporation, responsible for unbranded petroleum product sales in its southeastern United States 11-state marketing region.

Ms. Messenbaugh has been our Chief Accounting Officer and Principal Accounting Officer since October 2007 and its Vice President of Finance & Accounting since April 2007.  Prior to joining the Company, Ms. Messenbaugh served as Director-Assistant Corporate Controller for NationsRent, Inc., a SEC reporting construction distribution company in Fort Lauderdale, from 2005 to 2006.  From 2003 to 2005, Ms. Messenbaugh served as Corporate Controller of Workstream, Inc., a publicly traded software application service company.  From 2001 to 2003, she was the Senior Corporate Accountant for publicly traded Mayors Jewelers Inc.  From 1992 to 2000, Ms. Messenbaugh served with Interim Healthcare, Inc. and Interim Services, Inc., now known as Spherion Inc., a publicly traded company, where she last held the position of Senior Financial Analyst. From 1989 to 1991, she was a Financial Analyst for publicly traded, NationsBank, now known as Bank of America.  Ms. Messenbaugh began her career with KPMG.  Ms. Messenbaugh is a Certified Public Accountant and holds a Bachelors degree in Computer Science and a MBA degree, both from Oral Roberts University, Tulsa, Oklahoma.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of our Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Directors, officers and greater than ten percent stockholders are required by SEC rules to furnish us with copies of all ownership reports they file with the SEC.  Our information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports and any written representations furnished to us by our directors, officers and greater than ten percent stockholders. We believe that during the fiscal year ending June 30, 2011, each of our directors, officers and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirements.

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to all of our employees, including our senior financial officer and Chief Executive Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and Nasdaq listing standards.  Our Code of Business Conduct is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Business Conduct, and accountability.  Our Code of Business Conduct is available on our website at http://www.mobilefueling.com.  To access the Code of Business Conduct and our other corporate governance materials, click on “Investors” and then click on “Corporate Governance.”

Audit Committee

The duties and responsibilities of the Audit Committee include (a) the appointment of our auditors and any termination of such engagement, including the approval of fees paid for audit and non-audit services, (b) reviewing the plan and scope of audits, (c) reviewing our significant accounting policies and internal controls and (d) having general responsibility for oversight of related auditing matters.  The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Messrs. Goldberg, Moore and Mulkey served on the Audit Committee, which met five (5) times during the fiscal year ended June 30, 2011.  Each member of the Audit Committee is independent as defined in Nasdaq Rule 5605(a)(2).  The Board of Directors has determined that Mr. Goldberg qualifies as an “Audit Committee Financial Expert” as that term is defined by Item 407(d) of Regulation SK promulgated pursuant to the Exchange Act.  In addition, each member of the Audit Committee is financially literate, as required pursuant to Nasdaq Rule 5605(c)(2)(A).

The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available on our website at http://www.mobilefueling.com.  To access our corporate governance materials, click on “Investors” and then click on “Corporate Governance.”

Item 11.  Executive Compensation

Compensation Discussion and Analysis

This section discusses the compensation of our “named executive officers” for the fiscal years ended June 30, 2011 and 2010, consisting of Richard E. Gathright, Chairman of the Board, Chief Executive Officer and President; Michael S. Shore, Chief Financial Officer, Senior Vice President and Treasurer; and L. Patricia Messenbaugh, Vice President – Finance and Accounting, Chief Accounting Officer and Principal Accounting Officer.

Roles of our Compensation Committee and Chief Executive Officer in Compensation Decisions, Use of Compensation Consultants and Compensation Philosophy and Objectives

The Company strives to attract, motivate, and retain high-quality executives by providing total compensation that is performance-based and competitive within the labor market in which the Company competes for executive talent as a public company in a very specialized industry.  Our compensation program is intended to align the interests of management with the interests of stockholders by linking pay with performance, thereby incentivizing performance and furthering the ultimate objective of improving stockholder value.

Base salary amounts of executive officers are reviewed annually.  The Compensation Committee sets the base salary level of our Chief Executive Officer, and, based on input from the Chief Executive Officer, of the other executive officers.  In September 2010, the Compensation Committee established a policy that, beginning in fiscal 2012, all executive officers would receive 3% annual increases in their base salaries unless the Committee, after review of the appropriateness of such increases, took action to increase or decrease the amount.  By doing so, the Committee determined that a 3% annual increase in salary for executive officers was a reasonable expectation for the executive officers and a reasonable base line for the Company that could be varied by the Committee, based on its evaluation of individual performance and the Company’s overall performance and available resources, on an annual basis.  For fiscal 2012, the first year of the policy, the Committee reviewed the impact of the pre-set 3% increases on the various executive officers’ salaries and determined that the increases were in fact reasonable and appropriate.  As a result of those 3% increases, the salaries of Messrs. Gathright and Shore and Ms. Messenbaugh were increased to $384,190, $245,140, and $188,490, respectively, effective July 1, 2011.

The Compensation Committee has the authority to retain and terminate compensation consultants or other experts to assist the Committee in its evaluation of the Chief Executive Officer, his compensation or the compensation of any of the other executive officers.  While the Company has never engaged any compensation consultants or similar firms, it has utilized compensation evaluation material provided by such compensation evaluation firms.

Bonus Pool

Pursuant to the terms of our employment agreement with Mr. Gathright, we are obligated to set aside 10% of our annual pretax profits in a bonus pool (the “Bonus Pool”) to be allocated among Mr. Gathright and our other eleven officers, as determined by the Committee.  While the Company earned a pretax profit of approximately $497,000 in fiscal 2010, Mr. Gathright waived the agreement’s requirement for payment of a Bonus Pool that year.  The Bonus Pool for fiscal 2011 of $157,282 was allocated by the Committee to various officers based upon its evaluation, including management’s input, of the relative contributions of those officers to our success in fiscal 2011 and prior years.  The grants made by the Committee included grants of $55,049 to Mr. Gathright, $20,447 to Mr. Shore and $11,010 to Ms. Messenbaugh.

Restricted Stock Grants

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

Pension and Retirement Plans

We do not provide any of our executive officers with pension benefits, deferred compensation or other similar plans other than a tax qualified 401(k) defined contribution plan in which an executive officer is able to participate on the same terms as those offered to other employees, subject to plan qualification rules that limit or prohibit such participation by highly compensated employees.  We have not made any employee matching contributions to our 401(k) plan since its adoption.

Change in Control Benefits

Section 14 of our 2009 Equity Incentive Plan provides for accelerated vesting of all unvested stock options, restricted stock and other awards under the Plan if the Company or its stockholders dispose of all or substantially all of the assets or stock of the Company (whether by sale, merger or other reorganization, liquidation, or otherwise) if our shareholders immediately before the contemplated transaction do not own 50% or more of the voting power of the surviving entity.  In such an event, 445 shares of the Company’s unvested stock options, none of which are held by the named executive officers, would vest and 153,500 shares of restricted stock, including 93,500, 15,000 and 6,000 shares held by Mr. Gathright, Mr. Shore and Ms. Messenbaugh, respectively, would vest.  There is no corresponding provision in the Plan, however, for accelerated vesting of stock options or other equity awards if there are changes in our management or the composition of our Board of Directors.  We have no other agreements that would require us to provide consideration in the event of a transaction or other event resulting in a change in control of the Company other than Mr. Gathright’s employment agreement, which permits him to resign “for good reason” and obtain full severance benefits under the agreement if his duties or responsibilities are materially changed, or if he no longer holds the positions of Chairman, Chief Executive Officer and President of the Company. See the discussion of Mr. Gathright’s employment agreement under “Employment Agreements and Compensation of Named Executive Officers”, below.

Summary Compensation Table

The following table provides information concerning total compensation earned or paid to the “named executive officers” of the Company for services rendered to the Company for the fiscal years ended June 30, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($) (1)	Total ($)
Richard E. Gathright, Chairman of the Board, CEO and President	2011 2010	371,461 323,000	55,049 -0-	61,898 -0-	-0- -0-	-0- -0-	-0- -0-	14,767 12,000	503,175 335,000
Michael S. Shore, CFO, Senior V.P. and Treasurer	2011 2010	238,000 212,154	20,447 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	12,000 12,000	270,447 224,154
L. Patricia Messenbaugh, Vice President, Finance and Accounting, Chief Accounting Officer and Principal Accounting Officer	2011 2010	183,000 161,769	11,010 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	10,000 7,415	204,010 169,184

(1) Consists of an auto allowance and, in the case of Mr. Gathright annual club membership dues of $2,767 in 2011.

The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is available on our website at http://www.mobilefueling.com.  To access the charter and our other corporate governance materials, click on “Investors” and then click on “Corporate Governance.”

Employment Agreements and Compensation of Named Executive Officers

Richard E. Gathright.  Under Mr. Gathright’s employment agreement, which was amended and restated on September 23, 2010, his minimum annual base salary is $373,000.  Mr. Gathright’s salary may be increased if the Compensation Committee determines an increase is warranted under the circumstances.  After the 2010 restatement, Mr. Gathright’s agreement continues to provide, as it has since 2000, that 10% of our annual pretax profits must be set aside in a bonus pool to be allocated among our officers as may be recommended by Mr. Gathright and ultimately determined by the Board, in its sole discretion.  The bonus pool for fiscal 2011 was $157,282, and was allocated by the Committee to various officers based upon its evaluation, including management’s input, of the relative contributions of the officers to our success in fiscal 2011 and prior years.  The grants made by the Committee included a grant of $55,049 to Mr. Gathright, $20,447 to Mr. Shore and $11,010 to Ms. Messenbaugh.

If Mr. Gathright’s employment agreement is terminated by the Company without cause or he voluntarily resigns for good reason, as those terms are defined in the agreement, Mr. Gathright would receive a severance payment equal to eighteen months base salary and severance benefits for the same period of time.  The Company therefore estimates its liability for terminating Mr. Gathright’s employment at the end of fiscal 2011 at $590,997, comprised of $559,500 for 18 months of salary, together with $18,000 in auto allowance, $9,346 in employer health insurance contributions, and $4,151 for club membership dues for the 18 month period of time.  The agreement provides that the severance payment, which the Company may elect to pay in a lump sum or ratably over the eighteen months, is subject to the limitations on severance payments imposed by the American Jobs Creation Act of 1986 and Section 409A of the Internal Revenue Code.  If the agreement is terminated for cause, Mr. Gathright would not be entitled to the severance payments and severance benefits specified in the Agreement.  Termination of the agreement on account of Mr. Gathright’s death or disability is treated as a termination without cause so the total severance payments would be $590,997 in either event.

Michael Shore.  By letter agreement dated February 7, 2002, the Company and Mr. Shore had agreed to his employment as our Chief Financial Officer, Senior Vice President and Treasurer.  The letter agreement also provides that the Company will give Mr. Shore six month’s notice prior to terminating his employment without cause and that Mr. Shore will give a corresponding six month notice to the Company prior to any resignation. Effective May 24, 2010, Mr. Shore’s base salary was increased from $210,000 per annum to $238,000.  All other terms of Mr. Shore’s letter agreement remained the same. The Company therefore estimates its liability for terminating Mr. Shore’s employment at the end of fiscal 2011 would have been approximately $128,081, comprised of $119,000 for six months of salary, together with $6,000 in auto allowance, and $3,081 in employer health insurance contributions for the six month period of time.  Mr. Shore’s entitlement to receive such payments and compensation would, however, require him to continue to provide services as a full time employee for the six month period unless the Company declines to accept those services.

L. Patricia Messenbaugh. By letter agreement dated April 6, 2007, the Company and Ms. Messenbaugh agreed to her employment as our Vice President of Finance and Accounting.  Effective May 24, 2010, Mr. Messenbaugh’s base salary was increased from $160,000 per annum to $183,000.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock options held by the named executive officers as of the fiscal year ending June 30, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard E. Gathright, Chairman of the Board, CEO and President	5,556 16,668	0 0	0	2.475 2.475	10/12/2014 10/8/2017	0	0	0	0
Michael S. Shore, CFO, Senior V.P. and Treasurer	13,334 5,556 8,889	0 0 0	0	2.475 2.475 2.475	2/12/2012 10/12/2014 10/8/2017	0	0	0	0
L. Patricia Messenbaugh, Vice President, Finance and Accounting, Chief Accounting Officer and Principal Accounting Officer	10,001 2,223	0 0	0	2.475 2.475	4/18/2017 10/8/2017	0	0	0	0

Non-Employee Director Compensation

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our non-employee Directors during the fiscal year ended June 30, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Wendell R. Beard	36,000 (2)	5,780	0	0	0	2,210 (3)	43,990
Steven R. Goldberg	33,000 (4)	5,780	0	0	0	2,210 (3)	40,990
Nat Moore	25,500 (5)	5,780	0	0	0	2,210 (3)	33,490
Larry S. Mulkey	20,000 (6)	5,780	0	0	0	2,415 (3)	28,195
C. Rodney O’Connor	17,000	5,780	0	0	0	2,210 (3)	19,210
Robert S. Picow	20,000 (7)	5,780	0	0	0	2,210 (3)	27,990
Peter H. Woodward	0	1,360	0	0	0	450 (8)	1,810

(1)
Amounts shown do not reflect compensation actually received by our directors or the actual value that may be recognized by the directors with respect to these awards in the future.  Instead, the amounts shown are the grant date fair values determined in accordance with FASB ASC Topic 718 for stock-based awards granted pursuant to our 2009 Equity Incentive Plan.  The calculation of those amounts are included in Note 8 to our audited financial statements for the fiscal year ended June 30, 2011, included in our Annual Report on Form 10-K filed with the SEC on September 28, 2011.

(2)	Includes a $5,000 payment per quarter for management consultation and oversight duties as liaison between management and the other non-employee directors.
(3)
This amount represents cash payments in the amount of $2,210 in connection with tax reimbursements with regard to grants of restricted stock, as well as reimbursable out-of-pocket expenses if applicable.

(4)	Includes a $4,000 payment per quarter for duties as the Chairman of the Audit Committee.
(5)	Includes a $1,500 payment per quarter for duties as the Chairman of the Compensation Committee.
(6)	Includes a $1,000 payment per quarter as Chairman of the Corporate Governance Committee.
(7)	Includes a $1,000 payment per quarter as Chairman of the Nominating Committee.
(8)	Joined the Board of Directors on May 11, 2011. This amount represents reimbursable out-of-pocket expenses.

During the fiscal year ended June 30, 2011, we compensated each non-employee director with a director’s fee of $5,000 per quarter.  In addition, our directors are reimbursed for any out-of-pocket expense incurred by them for attendance at meetings of the Board of Directors or committees thereof.  The Chairman of the Audit Committee received an additional fee of $4,000 per quarter, the Chairmen of the Compensation, Corporate Governance and Nominating Committees received additional fees of $1,500, $1,000 and $1,000 per quarter, respectively.

Each non-employee who served as a member of our Board of Directors as of May 10, 2001, the effective date of the 2001 Directors Stock Option Plan (the “2001 Directors Plan”) received a fully vested option to purchase 4,445 shares of stock at an exercise price equal to the Fair Market Value (as determined under the 2001 Directors Plan) of a share of stock on the Grant Date.  In addition, on the last day of each fiscal quarter until and including December 31, 2009, each non-employee director received an additional grant of an option to purchase 334 shares at an exercise price equal to the Fair Market Value (as determined under the 2001 Directors Plan) of a share of stock on the Grant Date.  Prior to March 31, 2007, the grant was 162 shares (as adjusted for our reverse stock split).

On December 10, 2009, our stockholders approved the adoption of our 2009 Equity Incentive Plan (the “Plan”).  The Plan authorizes the Compensation Committee (the “Committee”) to grant to eligible participants, including officers, directors, employees and certain consultants to the Company, (i) stock options (which may be non-qualified options or incentive stock options for tax purposes), (ii) stock appreciation rights (which may be issued in tandem with stock options), (iii) restricted stock awards, (iv) performance units (which may be denominated in shares of our Common Stock, cash or a combination thereof), and (v) supplemental cash payments (collectively, “Awards”).  Any of the Awards may be conditioned upon the achievement of stated performance objectives, as selected by the Committee, vesting after the completion of a stated period of service with the Company, or both.  Under the Plan, the Committee may also waive any conditions or restrictions on Awards, in whole or in part, based on performance or such other factors as it determines, in its sole discretion.

The Committee determined that it was reasonable and appropriate to commence a program of making stock grants under the Plan to the non-employee members of the Board of Directors in lieu of our historical practice of quarterly stock option grants to those directors.  The Committee resolved that, in order to better align the interests of the non-employee directors with those of our stockholders and to provide additional non-cash compensation to the non-employee directors commensurate with their increased duties and responsibilities, each non-employee director will receive an automatic grant of 1,000 shares of restricted stock under the Plan on the last day of each fiscal quarter.  The Committee determined that, in light of the limitations imposed by law and by our insider trading policy on any sale of stock by the non-employee directors, it was reasonable and appropriate to waive any restrictions on these quarterly Awards upon delivery of the shares to non-employee directors, and to make an additional cash payment equal to 50% of the value of the shares to such director valued at the closing price of the Common Stock on Nasdaq on the trading day immediately preceding the date of the grant in order to encourage the directors to hold on to the stock rather than selling all or a portion thereof to pay taxes due therefor.

Compensation Committee Interlocks and Insider Participation

Messrs. Moore, Mulkey and Picow served as members of the Compensation Committee during the last fiscal year.  No member of the Compensation Committee during fiscal 2011 was an officer, former officer or employee of the Company or had any financial relationship with the Company other than the compensation they received for serving as independent directors of the Company.  The Company is not aware of any interlocks or insider trading participation required to be disclosed under applicable rules of the Securities and Exchange Commission.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the SMF Energy Corporation 2011 Annual Report on Form 10-K/A.

The Compensation Committee Nat Moore Larry S. Mulkey Robert S. Picow October 28, 2011

1 The material in this report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this annual report on Form 10-K/A and irrespective of any general incorporation language in such filing.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information about the Company’s equity compensation plan at June 30, 2011 was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2000 Employee Stock Option Plan – 165,231 2001 Directors Stock Option Plan – 63,552 2009 Equity Incentive Plan – 2,004	$ 2.451 $ 6.801 $ 1.400	-0- -0- 841,496
Equity compensation plans not approved by security holders	Not Applicable	Not Applicable	Not Applicable
Total	230,787	$ 3.640	841,496

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock and Preferred Stock by: (i) persons known to us to beneficially own more than 5% of our Common Stock and Preferred Stock, (ii) each of our directors, (iii) our principal executive officer and ours two other most highly compensated executive officers and (iv) all directors and executive officers of the Company as a group.  Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.  Voting power is the power to vote or direct the voting of securities, and investment power is the power to dispose of or direct the disposition of securities.

	Common Stock Beneficially Owned(2)		Series D Convertible Preferred Stock Beneficially Owned(3)		Common Stock and Series D Convertible Preferred Stock (“Voting Shares”)(4)
Name and Address(1)	Shares	%	Shares	%	Shares	%
Directors and Named Executive Officers
Richard E. Gathright, Chairman of the Board, Chief Executive Officer and President	170,270 (5)	1.99	―	―	144,823	1.70
Michael S. Shore, Chief Financial Officer, Senior Vice President and Treasurer	56,245 (6)	*	―	―	28,466	*
L. Patricia Messenbaugh, Vice President, Finance and Accounting, Chief Accounting Officer and Principal Accounting Officer	21,494 (7)	*	―	―	9,270	*
Wendell R. Beard, Director	12,908 (8)	*	―	―	5,889	*
Steven R. Goldberg, Director	14,379 (9)	*	―	―	5,000	*
Nat Moore, Director	13,939 (10)	*	―	―	5,000	*
Larry S. Mulkey, Director	15,908 (11)	*	―	―	5,000	*
C. Rodney O’Connor, Director	333,656 (12)	3.84	312	58.43	257,616 (13)	3.02
Robert S. Picow, Director	55,903 (14)	*	―	―	48,884	*
Peter H. Woodward, Director	452,000 (15)	5.30	―	―	452,000	5.29
All directors and executive officers as a group (9 individuals)	1,146,702 (16)	13.43	312	58.43	961,948 (17)	11.28

Beneficial Owners of More Than 5% of Common Stock
Leonid Frenkel	479,258 (24)	5.61	—	—	479,258 (24)	5.61

Beneficial Owners of More Than 5% of Series D Preferred Stock
Gabriel & Alma Elias JT WROS	57,018 (18)	*	125	23.41	29,365 (19)	*
Mark D. Wittman	13,334 (20)	*	60	11.24	60 (21)	*
Michael Bevilacqua	9,353 (22)	*	37	6.93	1,167 (23)	*

*	Less than one percent.

(1)	The address of each of the executive officers and directors identified is c/o SMF Energy Corporation, 200 West Cypress Creek Road, Suite 400, Fort Lauderdale, Florida 33309.

(2)
Based on 8,541,523 shares of Common Stock outstanding as of October 25, 2011.  Pursuant to the rules of the Securities and Exchange Commission (the “Commission”), certain shares of Common Stock which a person has the right to acquire within 60 days of October 25, 2011 pursuant to the exercise of stock options, warrants and conversion of convertible promissory notes and preferred stock, are deemed to be outstanding for the purpose of computing the percentage ownership of that person, but not the percentage ownership of any other person.

(3)	Based on 534 shares of Series D Convertible Preferred Stock outstanding as of October 25, 2011.

(4)
This column reflects the record ownership of the listed stockholders and excludes shares that are beneficially owned by virtue of stock options, conversion rights and related parties, and is based on 8,542,057 shares of Common Stock and Series D Convertible Preferred Stock issued and outstanding as of October 25, 2011.

(5)
Includes 144,823 shares of Common Stock, 22,224 shares of Common Stock issuable upon the exercise of certain stock options, 1,000 shares of Common Stock and 2,223 shares of Common Stock issuable upon the exercise of certain stock options held by Louise P. Lungaro, his spouse.

(6)	Includes 28,466 shares of Common Stock and 27,779 shares of Common Stock issuable upon the exercise of certain stock options.

(7)	Includes 9,270 shares of Common Stock and 12,224 shares of Common Stock issuable upon the exercise of certain stock options.

(8)	Includes 5,889 shares of Common Stock and 7,019 shares of Common Stock issuable upon the exercise of certain stock options.

(9)	Includes 5,000 shares of Common Stock and 9,379 shares of Common Stock issuable upon the exercise of certain stock options.

(10)	Includes 5,000 shares of Common Stock and 8,939 shares of Common Stock issuable upon the exercise of certain stock options.

(11)	Includes 5,000 shares of Common Stock and 10,908 shares of Common Stock issuable upon the exercise of certain stock options.

(12)
Includes 257,304 shares of Common Stock, 7,019 shares of Common Stock issuable upon the exercise of certain stock options and 69,333 shares of Common Stock issuable upon conversion of Series D Convertible Preferred Stock.

(13)	Includes 257,304 shares of Common Stock and 312 shares of Series D Convertible Preferred Stock.

(14)	Includes 48,884 shares of Common Stock and 7,019 shares of Common Stock issuable upon the exercise of certain stock options.

(15)
Includes 2,000 shares of Common Stock and 450,000 shares of Common Stock held by MHW Partners, LP.  Mr. Woodward is the Managing Partner of MHW Capital LLC, the general partner of MHW Partners, LP, and therefore has investment, dispositive and voting power over, and beneficial ownership of, the 450,000 shares of Common Stock held by MHW Partners, LP.

(16)
Includes 962,636 shares of Common Stock, 114,733 shares of Common Stock issuable upon the exercise of certain stock options and 69,333 shares of Common Stock issuable upon conversion of Series D Convertible Preferred Stock.

(17)	Includes 962,748 shares of Common Stock and 312 shares of Series D Convertible Preferred Stock.

(18)
Includes 29,240 shares of Common stock and  27,778 shares of Common Stock issuable upon conversion of Series D Preferred Stock. The address for Gabriel and Alma Elias is P.O. Box 340, 206 N. Bowman Ave., Merion Station, PA 19066.

(19)	Includes 29,240 shares of Common Stock and 125 shares of Series D Convertible Preferred Stock.

(20)	Includes 13,334 shares of Common Stock issuable upon conversion of Series D Preferred Stock. The address for Mr. Wittman is 20 Beacon Hill Lane, Phoenixville, PA 19460.

(21)	Includes 60 shares of Series D Convertible Preferred Stock.

(22)
Includes 1,130 shares of Common stock and 8,223 shares of Common Stock issuable upon conversion of Series D Preferred Stock. The address for Mr. Bevilacqua is 231 E. Hamilton Avenue, State College, PA 16801.

(23)	Includes 1,130 shares of Common Stock and 37 shares of Series D Convertible Preferred Stock

(24)
Includes 94,983 shares of common stock held by Periscope Partners LP, of which Mr. Frenkel is the general partner.  Mr. Frenkel disclaims beneficial ownership of the Company’s securities held by Periscope except to the extent of his pecuniary interest therein.  Does not include 355,234 shares of common stock beneficially owned by Triage Capital Management, LP.  Triage Capital Management, LP has identified Mr. Frenkel as the Managing Member of Triage Capital LF Group LLC, which acts as the general partner to a general partner of Triage Capital Management, LP.  Mr. Frenkel disclaims beneficial ownership of the Company’s securities held by Triage Capital Management, LP except to the extent of his pecuniary interest therein.  Mr. Frenkel’s address is 1600 Flat Rock Road, Penn Valley, PA 19072.

Item 13.  Certain Relationships, Related Transactions, and Director Independence

Independence of the Board of Directors

After considering all of the relevant facts and circumstances, our Board of Directors has determined that each of Messrs. Goldberg, Moore, Mulkey, Picow and Woodward is independent from our management and qualifies as an “independent director” pursuant to Nasdaq Rule 5605(a)(2).  The Board of Directors determined that none of the above referenced directors (1) is an officer or employee of the Company or its subsidiaries or (2) has any direct or indirect relationship that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.  A majority of our directors are therefore independent directors as required by Nasdaq Rule 5605(b)(1).

Certain Relationships and Related Transactions

C. Rodney O’Connor, a Director of the Company, also is Chairman of Cameron Associates, Inc., a financial consulting and investor relations public relations firm, that has provided investor relations services to the Company since 1997.  During fiscal 2011, the Company paid $78,000, plus $1,105.58 for expenses, to Cameron Associates, Inc. for such services, compared to $78,000 during fiscal 2010.

We have a stated policy against any conflict of interest transaction in our Code of Business Conduct, which was most recently revised by the Board of Directors in November 2010.  The Code of Business Conduct specifically prohibits officers, directors and employees from employment by, or investment in, any current or prospective customer, supplier or competitor of the Company.  The Code of Business Conduct also prohibits acceptance of commissions, compensation or excessive gifts or entertainment from persons or firms with which the Company does or may do business, as well as any exploitation of a corporate opportunity for personal profit.  Exceptions to the prohibitions on conflict of interest transactions may be made on a case-by-case basis to avoid undue hardship, such as investments made before employment or other pre-existing relationships, such as our longstanding business relationship with Cameron Associates, Inc.

The Charter of the Corporate Governance Committee includes a requirement for that committee to approve any transaction involving the Company and a related party in which the parties’ relationship could enable the negotiation of terms on other than an independent, arm’s length basis.  For these purposes, a “related party transaction” includes any transaction that is required to be disclosed pursuant to Item 404 of SEC Regulation S-K.  In making any determination concerning whether to approve a related party transaction, the Corporate Governance Committee is guided by our Code of Business Conduct.  The Corporate Governance Committee Charter specifically provides that the Committee shall review with management actions taken to ensure compliance with the Code of Conduct.  The Charter also requires the Corporate Governance Committee to review any conduct of executive officers or directors that is alleged to be in violation or potential violation of the Code and, in appropriate instances, grant a waiver or exception for specific individuals.  The Corporate Governance Committee has the authority to cause the Company to take remedial, disciplinary or other measures against executive officers and directors who violate the Code of Conduct and to cause the prompt public disclosure of any waiver of or change to the Code as it relates to executive officers or directors.

Copies of the Code of Business Conduct and the Corporate Governance Committee Charter are available on our website at http://www.mobilefueling.com.  To access these and other corporate governance materials, click on “Investors” and then click on “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services

Audit and Audit Related Fees

Grant Thornton LLP served as our Independent Registered Public Accounting Firm for the fiscal years 2011 and 2010 and provided services in the following categories and for the amounts indicated:

	2011	2010
Audit Fees(1)	$221,415	$285,882
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

(1)
Represents the aggregate fees billed for professional services rendered for the audit and/or review of our financial statements and in connection with our regulatory filings or engagements.  Also includes services related to consents for registration statements filings.

There were no non-audit related services rendered to the Company by Grant Thornton in fiscal 2011 or 2010.  While the Audit Committee has not established formal policies and procedures concerning pre-approval of audit or non-audit services, our executive officers and the Audit Committee have agreed that all audit, audit related and non-audit services by our independent accountants will be approved in advance by the Audit Committee.  The establishment of any such formal policies or procedures in the future is subject to the approval of the Audit Committee.

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

Dated: October 28, 2011	SMF ENERGY CORPORATION

	By:	/s/ Richard E. Gathright
Richard E. Gathright, Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Richard E. Gathright Richard E. Gathright	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	October 28, 2011

By: /s/ Michael S. Shore Michael S. Shore	Chief Financial Officer, Treasurer and Senior Vice President (Principal Financial Officer)	October 28, 2011

By: /s/ Laura Patricia Messenbaugh Laura Patricia Messenbaugh	Chief Accounting Officer and Vice President (Principal Accounting Officer)	October 28, 2011

By: /s/ Wendell R. Beard Wendell R. Beard	Director	October 28, 2011

By: /s/ Steven R. Goldberg Steven R. Goldberg	Director	October 28, 2011

By: /s/ Nat Moore Nat Moore	Director	October 28, 2011

By: /s/ Larry S. Mulkey Larry S. Mulkey	Director	October 28, 2011

By: /s/ C. Rodney O’Connor C. Rodney O’Connor	Director	October 28, 2011

By: /s/ Robert S. Picow Robert S. Picow	Director	October 28, 2011

By: /s/ Peter H. Woodward Peter H. Woodward	Director	October 28, 2011