Form 10-Q
period 2011-09-30
SMF ENERGY CORP
filed 2011-11-14
CIK 1024452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011 there were 8,541,523 shares of the registrant’s common stock outstanding.

SMF ENERGY CORPORATION

FORM 10-Q

INDEX

Form 10-Q Part and Item No.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share and per share data)

	September 30, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55	$87
Accounts receivable, net of allowances of $1,165 and $1,011	19,880	20,872
Inventories, net of reserves of $101 and $94	2,374	2,125
Prepaid expenses and other current assets	800	706
Total current assets	23,109	23,790

Property and equipment, net of accumulated depreciation of $18,931 and $18,524	8,603	7,083
Identifiable intangible assets, net of accumulated amortization of $2,037 and $1,998	1,416	1,455
Goodwill	228	228
Deferred debt costs, net of accumulated amortization of $164 and $323	303	200
Other assets	70	763
Total assets	$33,729	$33,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term loan	1,000	1,000
Accounts payable	8,996	9,361
Accrued expenses and other liabilities	4,286	3,668
Total current liabilities	14,282	14,029
Long-term liabilities:
Line of credit payable	7,437	7,921
Long term loan, net of current portion	1,833	2,083
Promissory notes	800	800
Other long-term liabilities	645	685
Total liabilities	24,997	25,518
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000 Series D shares authorized, 599 issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,527,078 and 8,366,578 issued and outstanding, respectively	85	84
Additional paid-in capital	36,251	36,341
Accumulated deficit	(27,604)	(28,424)
Total shareholders’ equity	8,732	8,001
Total liabilities and shareholders’ equity	$33,729	$33,519

The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in 000’s, except per share data)

	Three Months Ended September 30,
	2011	2010

Petroleum product sales and service revenues	$66,727	$45,057
Petroleum product taxes	7,478	6,004
Total revenues	74,205	51,061

Cost of petroleum product sales and service	61,747	41,219
Petroleum product taxes	7,478	6,004
Total cost of sales	69,225	47,223

Gross profit	4,980	3,838

Selling, general and administrative expenses	3,891	3,492

Operating income	1,089	346

Interest expense	(249)	(223)
Interest and other income	2	2

Income before income taxes	842	125

Income tax expense	(22)	(11)
Net income	$820	$114

Basic and diluted net income per share computation:
Net income per share attributable to common shareholders:
Basic	$0.10	$0.01
Diluted	$0.10	$0.01

Weighted average common shares outstanding:
Basic	8,367	8,549
Diluted	8,593	8,683

Dividends declared per common share	$0.0125	$-

The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed unaudited consolidated statements of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

	Three Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$820	$114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Cost of sales	190	266
Selling, general and administrative	256	318
Amortization of deferred debt costs	37	40
Amortization of stock-based compensation	17	21
Inventory reserve provision (recovery)	6	(9)
Provision (recovery) for doubtful accounts	146	(5)
Changes in operating assets and liabilities:
Decrease in accounts receivable	847	1,359
Increase in inventories, prepaid expenses and other assets	(350)	(14)
Increase (decrease) in accounts payable and other liabilities	133	(573)
Net cash provided by operating activities	2,102	1,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(146)	(86)
Cash portion of Lufkin property purchase	(1,060)	-
Net cash used in investing activities	(1,206)	(86)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	75,659	53,472
Repayments of line of credit	(76,143)	(54,626)
Principal payments on term loan	(250)	(250)
Payment of loan costs	(141)	-
Capital lease payments	(40)	(13)
Payment of preferred stock dividends	(13)	(13)
Repurchase and retirement of common stock	-	(39)
Net cash used in financing activities	(928)	(1,469)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(32)	(38)

CASH AND CASH EQUIVALENTS, beginning of period	87	115

CASH AND CASH EQUIVALENTS, end of period	$55	$77

(Continued)

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

(Continued)	Three Months Ended September 30,
	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$223	$220

Cash paid for income tax	$11	$40

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Capital leases	$-	$45

Receivable settlement	$693	$-

Common stock dividend declaration	$106	$-

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

At September 30, 2011, the Company was conducting operations through 34 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any subsequent period or the fiscal year ending June 30, 2012.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the United States Securities and Exchange Commission (the “2011 Form 10-K”).

Fair Value of Financial Instruments - The Company adopted ASC 825 Financial Instruments, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety.  Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, and Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.  Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	CASH AND CASH EQUIVALENTS

Total cash and cash availability was approximately $5.7 million and $6.7 million at September 30, 2011 and June 30, 2011, respectively and was approximately $6.9 million on November 4, 2011.  Total cash and cash availability includes cash and cash equivalents as presented in the Company’s balance sheet and cash available to the Company through its line of credit, described in Note 5, Loan Facility.

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

As of September 30, 2011 there were 8,527,078 issued and outstanding shares, which includes 153,500 shares of unvested restricted shares issued on September 26, 2011.  The weighted average common shares used to calculate basic earnings per share do not include the unvested restricted shares.  The restricted shares are evaluated under the treasury stock method for their dilutive effect.  Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period.

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

Diluted net income per share for the three months ended September 30, 2011 and 2010, was diluted by additional common stock equivalents as follows (in thousands):

	For the Three Months ended,
	September 30, 2011	September 30, 2010

Incremental shares due to stock options awarded to employees and directors	4	1

Incremental shares due to debt conversion rights	89	-

Incremental shares due to preferred stock conversion rights	133	133
Total dilutive shares	226	134

Anti-dilutive common stock equivalents outstanding and not included in the computation of diluted net income per share attributable to common shareholders consisted of (in thousands):

	For the Three Months ended,
	September 30, 2011	September 30, 2010

Stock options	217	413
Common stock warrants	141	141
Unvested restricted shares	154	32
Incremental shares due to debt conversion rights	-	89
Total common stock equivalents outstanding	512	675

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted income per share attributable to common shareholders (in thousands, except per share amounts):

	For the Three Months ended,
	September 30, 2011			September 30, 2010
		Weighted			Weighted
		Average			Average
		Common	Per Share		Common	Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic net income per share attributable to common shareholders	$820	8,367	$0.10	$114	8,549	$0.01

Effect of dilutive securities:
Stock options	-	4		-	1
Debt conversion rights	3	89		-	-
Preferred stock conversion rights	-	133		-	133

Diluted net income per share attributable to common shareholders	$823	8,593	$0.10	$114	8,683	$0.01

On October 20, 2011, one of the shareholders of the preferred stock converted 65 shares of preferred stock into 14,445 shares of common stock.

5.	LOAN FACILITY

On September 27, 2011, the Company amended and extended its loan facility with its principal lender with significant improvements in the terms. The loan facility was increased to $29.1 million from $25.0 million, comprised of a $25.0 million revolver, a $2.8 million, originally based on a 60 month, fully amortized term loan which matures on July 1, 2014, and a fifteen-year amortization mortgage loan agreement for up to $1.3 million, which will be approximately $1.057 million when it closes, as currently expected, in November 2011.  The amendment included a 5 year renewal of the revolving line of credit and improved interest rates.  The line of credit has a renewal date of September 27, 2016.  Like the term loan, the pending mortgage loan will be co-terminus with the revolving line of credit.   Interest is payable monthly based on a pricing matrix.  At September 30, 2011, the interest rate for the line of credit was 2.62%.  This rate was priced using 90 day LIBOR of 0.37%, plus the applicable margin of 2.25%.  The applicable margin is determined quarterly based on a predetermined fixed charge coverage ratio pricing matrix with the applicable margins ranging from 2.00% to 3.00%.

The revolving line of credit primarily enables the Company to satisfy its obligations during the time gap created between the payment for its petroleum products and the time when it collects this cost from its customers.  As such, due to the volatile nature of the petroleum products, the outstanding borrowings fluctuate as the petroleum market prices change in addition to changes in demand from its customers.  As of September 30, 2011 and June 30, 2011, the Company had outstanding borrowings of $7.4 million and $7.9 million, respectively, under its line of credit, which does not include stand-by letters of credit which reduce the line’s cash availability.  Based on eligible receivables and inventories, and reduction from letters of credit outstanding at September 30, 2011 and June 30, 2010, the Company had $5.6 million and $6.6 million of cash availability under the line of credit, respectively.

The line of credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants.  At September 30, 2011, the financial covenants included a minimum daily availability of $250,000, a fixed charge coverage ratio of 1.1 to 1.0, and a capital expenditure limitation for fiscal year 2012 of $750,000.  At September 30, 2011 and June 30, 2011, the Company had a sublimit for letters of credit under its $25.0 million line of credit of $1.75 million, on both dates.  At September 30, 2011 and June 30, 2011, $1.2 million, respectively, had been issued in letters of credit.  As of the date of this filed report, outstanding letters of credit were reduced to $900,000.  The line of credit was not limited at any time during either period by these covenants.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amended loan agreement for the line of credit, the term loan and the pending mortgage loan continue to require the Company to obtain the consent of the lender prior to incurring additional debt, paying any cash dividends or distributions, repurchasing shares of its capital stock or entering into mergers, consolidations or sales of assets outside the ordinary course of business.  Failure to comply with one or more of the covenants could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition.  The lender previously granted its consent to the stock repurchase program that was in effect during fiscal year 2011 and has consented to the quarterly dividend program approved in August 2011.  See Note 7, Shareholders’ Equity.  At September 30, 2011, the Company was in compliance with its covenants under the loan facility agreement.  See Note 6, Long-Term Debt, for further details on the original $5.0 million term loan which balance was $2.8 million at September 30, 2011.

6.	LONG-TERM DEBT (INCLUDES TERM LOAN, PROMISSORY NOTES AND LINE OF CREDIT)

Long-term debt consists of the following (in thousands):

	As of
	September 30, 2011	June 30, 2011
June 2009 term loan (the “Term Loan”), fully amortized, 60 monthly principal payments of approximately $83,333 commencing on August 1, 2009; variable interest due monthly, 2.87% at September 30, 2011; secured by substantially all Company assets and subject to co-terminus provisions under the revolving line of credit or matures July 1, 2014 whichever occurs first.	$2,833	$3,083

June 2009 unsecured convertible subordinated promissory note (the “June 2009 Note”) (5.5% interest due semi-annually, January 15 and July 15, beginning January 15, 2011; interest accrued for the first 13 months was deferred and paid on August 12, 2010); matures July 1, 2014 in its entirety.	800	800

Line of credit (interest is based on pricing matrix plus LIBOR 90 day floating rate, the line matures September 27, 2016, if not renewed).	7,437	7,921

Total long-term debt	11,070	11,804

Less: current portion	(1,000)	(1,000)

Long-term debt, net	$10,070	$10,804

The Company has a 60 month term loan issued by its principal lender as part of the $29.1 million loan facility. The Term Loan matures on July 1, 2014, subject, however, to earlier termination in the event of termination of the revolving line. As a result of the September 27, 2011 amendment and extension of its loan facility, the interest rates of the Term Loan were reduced.  At September 30, 2011, the variable interest rate on the Term Loan was 2.87%, which consisted of 2.50% plus LIBOR 90 day rate.  The LIBOR 90 day rate at September 30, 2011 was 0.37%.

The Company has a 5.5% interest only, unsecured convertible subordinated promissory note in the principal amount of $800,000 which matures July 1, 2014 (the “June 2009 Note”).  The June 2009 Note is subordinated to all other existing debt of the Company, including any amounts owed now or in the future to our principal lender.  The holder of the June 2009 Note entered into a debt subordination agreement (the “Subordination Agreement”) with the Company and its principal lender, whereby it expressly subordinated its rights under the June 2009 Note to its principal lender.   The June 2009 Note is subject to the limitations in the Subordination Agreement, interest is paid semi-annually, except that the interest payment for the first thirteen months was paid on August 12, 2010.  Thereafter, semi-annual interest payments are scheduled on or about each January 15th and July 15th.  All required interest payments have been paid timely.  Unpaid amounts under the June 2009 Note will become due and payable upon the occurrence of customary events of default, provided, however, that the deferral of any payment in accordance with the Subordination Agreement will not constitute an event of default.  If permitted under the Subordination Agreement, the Company may pre-pay the June 2009 Note, in whole or in part, without prepayment penalty or premium.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Twenty-five percent (25%) of the original principal amount of the June 2009 Note, or $200,000, may be converted into shares of the Company’s Common Stock at $2.25 per share (the “Conversion Price”) at the option of the noteholder.   The number and kind of securities purchasable upon conversion and the Conversion Price remain subject to additional adjustments for stock dividends, stock splits and other similar events.  As of September 30, 2011 there have been no conversions.

7.	SHAREHOLDERS’ EQUITY

The following reflects the change in shareholders’ equity for the three months ended September 30, 2011 (in thousands, except share data):

	Preferred Stock				Additional
	Series D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2011	599	$-	8,366,578	$84	$36,341	$(28,424)	$8,001
Net income	-	-	-	-	-	820	820

Issuance of common shares as stock-based compensation	-	-	7,000	-	16	-	16

Issuance of unvested restricted shares	-	-	153,500	1	-	-	1

Common stock dividends	-	-	-	-	(106)	-	(106)
Balance at September 30, 2011	599	$-	8,527,078	$85	$36,251	$(27,604)	$8,732

Restricted Stock Grants.  On September 26, 2011, the Company’s Compensation Committee of the Company’s Board of Directors (the “Committee”) granted 93,500 restricted shares of the Company’s common stock to the Company’s President and Chief Executive Officer, under our 2009 Equity Incentive Plan (the “Plan”).  This grant completed the grants promised by the Committee in September of 2010, when it granted the President and Chief Executive Officer 31,500 restricted shares, of a total of 125,000 of restricted stock to replace the stock options previously issued to him that expired in 2010.  The September 2011 restricted stock grant included 31,500 shares vesting on November 1, 2011, 31,000 shares vesting on November 1, 2012 and 31,000 shares vesting on November 1, 2013.  The Committee also resolved that, as was done for the September 2010 restricted stock grants, it would make a cash payment to the President and Chief Executive Officer equal to 50% of the market value of the 2011 restricted stock grants as each tranche vests in order to mitigate the tax impact of the grants.  These shares were valued at $2.47 per share, the market closing price on the last trading day prior to their issuance.

On the same date, the Committee also fulfilled its previously declared intent to make restricted stock grants to the Company’s other officers under the Plan granting 60,000 shares of restricted stock to the other 11 officers. All of the officers’ grants will vest over a three year period, with 33% vesting on the anniversary date of the September 26, 2011 grants.  These shares were valued at $2.47 per share, the market closing price on the last trading day prior to their issuance.

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Dividend

On August 9, 2011, the Company’s Board of Directors approved a quarterly cash dividend program, starting with a dividend of $0.0125 per share, which was paid on October 14, 2011, to shareholders of record as of the close of business on September 28, 2011.  On October 3, 2011, the Company declared a second quarterly cash dividend of $0.015 per share to be paid on December 2, 2011 to stockholders of record on November 14, 2011.  The timing and amount of future dividends remain subject to Board of Directors approval.  The quarterly dividend program replaced the Company’s open market stock repurchase program which has been terminated.  The Company’s principal lender has granted its consent to the quarterly dividend program, which consent is required by the Company’s loan agreement, as amended (the “Loan Agreement”), so long as (a) the Company maintains a ratio of EBITDA to Fixed Charges for the most recent twelve-month period, giving pro forma effect to any dividend payments to be made or already made that are not reflected therein, of at least 1.3 to 1.0, (b) at all times during the 90-day period preceding each dividend payment and after giving pro forma effect to any proposed payments, the Company maintains Excess Availability of not less than $2,250,000 under the Loan Agreement, (c) aggregate dividends do not exceed $600,000 per annum, and (d) no Default or Event of Default exists under the Loan Agreement.  Capitalized terms are defined in the Loan Agreement.

Shared-Based Compensation

The Company currently has the authority to grant stock options and other equity awards to employees and other eligible persons under the 2009 Equity Incentive Plan (the “Plan”), which currently has 2,004 options and 217,000 other stock awards outstanding.  The Company no longer grants stock options under the 2000 Employee Stock Option Plan (the “2000 Plan”) but stock options to purchase 165,231 shares of Common Stock remain outstanding under the 2000 Plan.  Options granted under the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant.  As of September 30, 2011, 2,004 and 164,786 options under the Plan and the 2000 Plan, respectively, are vested and exercisable.

The Company also no longer grants any stock options under the Directors Stock Options Plan but stock options to purchase 53,967 shares of Common Stock remain outstanding under that plan.  All outstanding stock options under the Directors Stock Option Plan are fully vested and presently exercisable.

In September 2011, the Company issued 7,000 fully vested shares of its common stock to seven non-employee members of its Board of Directors from the Plan, which were valued at $2.45 per share, the market closing price on the last trading day prior to their issuance.  The fair value of $17,000 was recognized as stock-based compensation expense at the issuance date.

During the three months ended September 30, 2011 and 2010, the Company recorded amortization of share-based compensation expense related to the stock option plans and the restricted shares for an aggregate of $17,000 and $21,000, respectively.

8.	CONTINGENCIES

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities.  Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of September 30, 2011.  Therefore, no contingency gains or losses have been recorded as of September 30, 2011.  However, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the settlement, the parties agreed to dismiss the Harris County Litigation and release all claims made therein in exchange for (i) the conveyance to H & W of the facility in Lufkin, Texas (the “Lufkin Conveyance”); (ii) the conveyance of certain equipment that is no longer in use to the Landlord of  the Waxahachie Facility, (iii) the modification of the Lease of the Facility in Houston to permit a portion of the rent to be reserved by H & W to fund improvements to that Facility; and (iv) various other modifications of the Leases.  After the Lufkin Conveyance  closed, the  Harris County Litigation and all claims made therein were dismissed with prejudice.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU No. 2010-28 related to goodwill and intangible assets. Under current guidance, testing for goodwill impairment is a two-step test.  When a goodwill impairment test is performed, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1).  If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2).  The objective of ASU No 2010-28 is to address circumstances in which entities have reporting units with zero or negative carrying amounts.  The amendments in this guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists after considering certain qualitative characteristics, as described in this guidance.  This guidance was effective for the Company in the first quarter of fiscal year 2012.  The Company did not have any reporting units with a zero or negative carrying value during the first quarter of fiscal year 2012.  The Company’s adoption of ASU No. 2010-28 in the first quarter of fiscal year 2012 did not have a material impact on its consolidated financial position, results of operations and cash flows.

10.	SETTLEMENT RECEIVABLE

As described above in Note 8, Contingencies, the Company and its subsidiary H & W Petroleum Company, Inc. entered into a settlement agreement, effective as of June 30, 2011, to resolve the claims alleged by the parties in the Harris County Litigation.

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

As a result of the settlement agreement effectuated on June 30, 2011, the Company recorded a net receivable settlement of $693,000 in other assets as reflected in the June 30, 2011 Consolidated Balance Sheet.  The net receivable of $693,000 represented the land valued at $500,000, a building valued at $1.250 million, less the related mortgage liability of $1.057 million, which were received and incurred in September 2011.  As part of the settlement in June 2011, the Company relieved a prior receivable due of $632,000, and relieved an asset retirement obligation liability of $171,000.  In September 2011, we received the land and the building, we paid off the existing mortgage on the property with funds from our revolving line of credit, and we relieved the receivable of $693,000 that we had recorded in June 2011, as reflected in the September 30, 2011 Consolidated Balance Sheet.

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

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  A number of important factors may affect our actual results and could cause them to differ significantly from those expressed in any forward-looking statement.  In addition to the Risk Factors included in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the United States Securities and Exchange Commission, the inaccuracy of any of the following assumptions could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

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

OUR BUSINESS

We are a supplier of specialized transportation and distribution services for petroleum products and chemicals.  We provide commercial mobile and bulk fueling, lubricant and chemical distribution, emergency response services and transportation logistics to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries.  At September 30, 2011, we were conducting operations through 34 service locations in eleven states:  Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

OVERVIEW

During the first quarter of fiscal 2012, our net income was $820,000, or $0.10 per diluted common share, our operating income was $1.1 million, and our EBITDA1, a non-GAAP measure, was $1.6 million.  Our net margin per gallon2 for the first quarter of fiscal 2012 was $0.26. These results are improvements over the first quarter fiscal 2011 net income of $114,000 or $0.01 per diluted common share, operating income of $346,000, EBITDA of $953,000 and net margin per gallon of $0.23.  These favorable results are a continuation of the past two fiscal years of positive performance, when we reported net income and net earnings per share of $1.3 million and $0.15, respectively, in fiscal 2011 and $465,000 and $0.05 per common share in fiscal 2010.  After the end of the quarter, the Board of Directors approved a 20% increase in the dividend whereby each common shareholder on November 14, 2011 will receive 1.50 cents per share payable on December 2, 2011.

Our gallons sold increased 10% over the same period of the prior year primarily due to the addition of new customers at existing locations.  We are preparing for additional projected growth by investing in our truck fleet, having acquired four new specialized fueling trucks during fiscal 2011, with six more to be delivered during fiscal 2012.  Our aggregate investment of approximately $2.0 million through capital leases, which began in fiscal 2011, will support an even higher level of organic growth in both existing and possible new markets, while reducing operating expenses, improving efficiencies and satisfying the ever changing California emissions standards.

We continued to enhance our shareholders’ equity during the quarter, through both contributions to equity from bottom line performance and reduction of our existing term debt by the pay down of $1.0 million in principal since the same period a year ago.  Our debt to equity ratio was 1.3 and 1.5 at September 30, 2011 and June 30, 2011, respectively.  Our debt to equity ratio has dramatically improved from the pre-2009 Recapitalization debt to equity ratio of 9.1 and has further improved over the 2010 fiscal year end, when it was 1.7.  Since the June 2009 Recapitalization, we have continued to pay down our term loan by 20% per year.  That reduction of debt, together with our improved receivables collection rate and our positive net income over the last two years, which in turn lowered the balance on our line of credit, all contributed to the lower debt to equity ratio.  It is noteworthy that there is such a marked improvement in the debt to equity ratio even after the accrual or payment for dividends on our common and preferred shares and the share repurchase program.

Also, we continue to look for opportunities for returning capital to our shareholders.  In August 2011, the Board of Directors approved a quarterly dividend program on our common stock.  The first dividend of $0.0125 per share was paid on October 14, 2011, to shareholders of record as of September 28, 2011.  On October 3, 2011, we declared an increased quarterly cash dividend of $0.015 per share, a 20% increase from the prior quarter, which will be paid on December 2, 2011 to common stockholders of record on November 14, 2011.  While there are no guarantees of future performance or common stock dividends, we believe that our quarterly common stock dividend program is sustainable and will substantially benefit our common stock shareholders for the foreseeable future.

In September 2011, we renewed our credit facility with our principal lender for an additional five years, or until September 27, 2016, and amended the loan agreement to significantly improve a number of terms.  The amendments increased the maximum borrowing under the revolving line of credit portion of the facility from $20 million to $25.0 million, authorized a real estate loan of up to $1.3 million secured by our recently acquired Lufkin facility, and reduced the applicable interest rates from a then existing range of 4.00% to 4.75% per annum to a new range of 2.50% to 2.75%.  We currently estimate that the new, lower interest rates will provide us with annual savings of approximately $270,000, or $1.36 million over five years.  Our estimated savings is based on a number of assumptions, including but not limited to the LIBOR 90 day rate remaining at or close to current levels at the time of the amendment.  As a result of this five year extension and other changes in its terms, our line of credit has been reclassified as a long-term liability, which is reflected on our balance sheet, thereby increasing our working capital substantially.  See discussion in “Sources and Uses of Cash”, below.

Deferred Tax Asset.  Because the valuation allowance that we take against our net deferred tax asset is based upon management estimates of future profitability and taxable income, as we continue to generate taxable income on a consistent basis, it becomes more likely that we will decide to reduce the valuation allowance to reflect estimated future taxable income.  Any such reduction of the valuation allowance will be reflected in our financial statements as an income tax benefit, which benefit will correspondingly increase our net income for the period during which we make the adjustment.   As of September 30, 2011, our current net deferred tax asset of $9.4 million is fully reserved.  If we continue to report positive bottom line performance during fiscal 2012 comparable to what we reported in fiscal 2011, we may eliminate a portion of or all of the valuation allowance that we have reserved against this net deferred tax asset.  In such an event, we would report a substantial increase in earnings at the time that adjustment is made, along with a correlating increase to our Shareholders’ Equity, on a one time basis.

Non-GAAP Measures and Definitions

1 EBITDA.  EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities, allowing meaningful analysis of the performance of our core cash operations. The stock-based compensation amortization expense is considered an amortization item to be excluded in the EBITDA calculation.

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

Comparison of Three Months Ended September 30, 2011 (“first quarter of fiscal 2012”) to Three Months Ended September 30, 2010 (“first quarter of fiscal 2011”)

Revenues

Revenues were $74.2 million in the first quarter of fiscal 2012, as compared to $51.1 million in the same period of the prior year, an increase of $23.1 million, or 45%.  Price variances in market prices of petroleum products provided $16.1 million of the increase in revenues.  The $7.0 million remainder of the increase is due to a 10% increase in gallons sold compared to a year ago as a result of an increase in new customer business.  We remain optimistic that we can maintain or increase present volume levels by continuing to attract new customers.

Gross Profit

Gross profit was $5.0 million in the first quarter of fiscal 2012, as compared to $3.8 million in the same period of the prior year, an increase of $1.2 million.  The net margin per gallon for the first quarters of fiscal 2012 and 2011 was 26.1 cents and 22.9 cents, respectively, an increase of 3.2 cents.  The increase in gross profit is partially attributable to the increase in gallons sold and the resulting improved productivity from the higher volume sold in existing markets generating more density in existing routes yielding a higher margin contribution per gallon in those markets and the company overall. This increase in gross profit was, partially offset by increases in employee expense incurred as our operations expanded and higher running equipment expense due to higher fuel prices this year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $3.9 million in the first quarter of fiscal 2012 and $3.5 million in the first quarter of fiscal 2011, an increase of $400,000, or 11%.  The increase in SG&A is primarily due to higher bad debt expense of $151,000, employee expenses of $132,000, professional fees of $72,000, credit card fees of $59,000, and other expenses such as traveling and other office expenses of $36,000.  These expenses were partially offset by lower depreciation and amortization expense of $62,000 this fiscal quarter. The higher employee expenses relate to the addition of new employees, higher commissions expense for the increases in volume sold and other compensation award accruals.

Interest Expense

Interest expense was $249,000 in the first quarter of fiscal 2012, as compared to $223,000 in the same period of the prior year, an increase of $26,000. The increase is primarily due to higher average line of credit balances as a result of higher market fuel prices and an increase in expense related to financing of insurance and capital leases. The renewal of our credit facility on September 27, 2011 resulted in reduced interest rates, which at September 30, 2011 were 2.62% for our line of credit and 2.87% for our term loan which we will see its effect in the second quarter of fiscal 2012.

The components of interest expense were as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Stated Rate Interest Expense:
Line of credit	$132	$116
Long-term debt	46	59
Other	34	8
Total stated rate interest expense	212	183

Non-Cash Interest Amortization:
Amortization of deferred debt costs	37	40

Total interest expense	$249	$223

Income Taxes

State income tax expense of $22,000 and $11,000 was recorded for the first quarters of fiscals 2012 and 2011, respectively.

As of September 30, 2011, we had net operating loss carryforwards for state income tax purposes of approximately $24.9 million, which expire in various years, and for federal income tax purposes of approximately $25.0 million, which will begin to expire in fiscal year 2012.

Net Income

 Net income was $820,000 in the first quarter of fiscal 2012, as compared to net income of $114,000 in the same period in the prior year.  The $706,000 or 619% increase was primarily attributable to higher gross profit of $1.2 million offset by higher selling, general and administrative expenses of $400,000, and higher interest expense of $26,000.

Basic and diluted earnings per share were $0.10 in the first quarter of fiscal 2012, as compared to basic and diluted earnings per share of $0.01 in the same period in the prior year.

EBITDA

EBITDA was $1.6 million in the first quarter of fiscal 2012, as compared to $953,000 in the same period of the prior year, an increase of $601,000, or 63%.  The increase was primarily due to higher gross profit, partially offset by the increase in selling, general and administrative expenses.

The reconciliation of EBITDA to Net income for the first quarters of fiscals 2012 and 2011 was as follows (in thousands):

	Three Months Ended
	September 30,
	2011	2010

Net income	$820	$114
Add back:
Interest expense	249	223
Income tax expense	22	11
Depreciation and amortization expense within:
Cost of sales	190	266
Selling, general and administrative expenses	256	318
Stock-based compensation amortization expense	17	21
EBITDA	$1,554	$953

Capital Resources and Liquidity

At September 30, 2011, we had total cash and cash availability of $5.7 million, which consisted of cash and cash equivalents of $55,000 and additional cash availability of approximately $5.6 million through our line of credit.  As of November 4, 2011, our cash and cash availability was approximately $6.9 million.  We are able to draw on our line of credit on a daily basis subject to debt covenant requirements.

At September 30, 2011, our trailing twelve months EBITDA less fixed charges was $1.9 million and our fixed charge coverage ratio was 1.79.  We had a $9.4 million net deferred tax asset at June 30, 2011 that remains fully reserved but we have used approximately $600,000 of the net operating loss carryforward to offset taxable income in the last two fiscal years.

During fiscal year 2011, we acquired, under capital lease obligations, four new specialized mobile fueling trucks to modernize and increase the size of our fleet.  We plan to acquire six more of these vehicles under similar leasing arrangements during fiscal year 2012.  The additional equipment we have already acquired has expanded capacity to our system and has helped us improve our own fleet fuel economy and satisfy new California emission standards, giving us further opportunity to expand in new markets and lowering our repairs and maintenance expense going forward.  With the approval of our principal lender, we have begun a program to invest approximately $2.0 million, financed by capital leases, in this fleet expansion.  On July 28, 2010, our Board of Directors approved a share repurchase program (the “Program”) which was then terminated in August 2011.  Under the program we could purchase up to five percent of our outstanding capital stock, or approximately 435,000 shares of common stock or common stock equivalents.  Repurchases of capital stock, including shares of common stock and Series D convertible preferred stock, were made on the open market at prevailing market prices or in block trades, subject to the restrictions relating to volume, price, and timing set forth in the Securities Exchange Act of 1934 Rule 10b-18, or in privately negotiated transactions.  We funded the repurchases from our available cash under our revolving line of credit with our principal lender.  During fiscal 2011, we purchased 247,236 shares of our common stock for an aggregate purchase price of approximately $385,000.    This program was terminated during the first quarter of fiscal year 2012 and replaced with a new quarterly cash dividend program discussed below.

On August 9, 2011, our Board of Directors approved a quarterly cash dividend program, starting with a dividend of $0.0125 per share, for an aggregate of $106,000, which was paid on October 14, 2011, to shareholders of record as of the close of business on September 28, 2011.  On October 3, 2011, we declared a second quarterly cash dividend of $0.015 per share to be paid on December 2, 2011 to stockholders of record on November 14, 2011.  Future dividends will be subject to Board of Directors approval.  The Company’s principal lender has granted its consent to the quarterly dividend program, which consent is required by the Company’s loan agreement, as amended (the “Loan Agreement”), so long as (a) the Company maintains a ratio of Fixed Charges coverage ratio for the most recent twelve-month period, giving pro forma effect to any dividend payments to be made or already made that are not reflected therein, of at least 1.3 to 1.0, (b) at all times during the 90-day period preceding each dividend payment and after giving pro forma effect to any proposed payments, the Company maintains Excess Availability of not less than $2,250,000 under the Loan Agreement, (c) aggregate dividends do not exceed $600,000 per annum, and (d) no Default or Event of Default exists under the Loan Agreement.  Capitalized terms are defined in the Loan Agreement.

We do not believe that the quarterly dividend program will impair our capital resources or our ability to support the cash needs to run our business.  Moreover, while there can be no certainty, we believe that, as a result of the net income, EBITDA and cash flow realized in the last two fiscal years and our amended and renewed credit facility, we have established adequate credit enhancements to meaningfully respond to potential increases in sales volumes, irrespective of whether they are accompanied by fuel price increases.

Sources and Uses of Cash

In September 2011, we renewed our credit facility with our principal lender for a period of five years, or until September 27, 2016, and amended the loan agreement to significantly improve a number of terms.  The amendments increased the maximum borrowing under the revolving line of credit portion of the facility from $20.0 million to $25.0 million, authorized a separate 15 year amortization real estate loan of up to $1.3 million to finance our Lufkin facility purchased during the quarter, and reduced the applicable interest rates for the line of credit and the term loan from the then existing rates of 4.00% and 4.75% per annum, respectively, to new current interest rates of 2.25% plus LIBOR 90 day rate and 2.50% plus LIBOR 90 day rate, respectively.  (The LIBOR 90 day rate at September 30, 2011 was 0.37%).  We currently estimate that the new, lower interest rates will provide us with annual savings of approximately $270,000, or a total of $1.36 million over five years when compared to the prior agreement.  Our estimated savings is based on a number of assumptions, including but not limited to the LIBOR 90 day rate remaining at or close to current levels at the time of the amendment.

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

Interest is payable monthly based on a pricing matrix.  At September 30, 2011, the interest rate for the line of credit was 2.62%.  This rate was priced using 90 day LIBOR of 0.37%, plus the applicable margin of 2.25%.  The applicable margin is determined quarterly based on a predetermined fixed charge coverage ratio pricing matrix with the applicable margins ranging from 2.00% to 3.00%.

 As of September 30, 2011, we had outstanding letters of credit for an aggregate amount of $1.2 million.  These letters of credit were issued so that we could obtain better purchasing terms and pricing than were otherwise available in certain markets.  The letters of credit have twelve-month expirations and renew automatically.  No amounts have been drawn on any of the letters of credit.  As noted above, however, outstanding letters of credit reduce our cash availability under our line of credit facility.  After the end of the first fiscal quarter, outstanding letters of credit have been reduced by $250,000 to $900,000, which commensurately increased cash availability under the line of credit.

As of September 30, 2011 and June 30, 2011, we had outstanding borrowings of $7.4 million and $7.9 million, respectively, under our line of credit.

Based on eligible receivables and inventories, and letters of credit outstanding at September 30, 2011 and June 30, 2011, we had approximately $5.6 million and $6.6 million, respectively, of cash availability under our $25.0 million line of credit.  The revolving line of credit primarily enables us to satisfy our obligations during the time gap created between the payment for our products and the time when we collect from our customers.  As such, due to the volatile nature of the market prices of petroleum products, the outstanding borrowings fluctuate as the petroleum market prices change as well as any change in demand from our customers.

The term loan, with an original amount of $5.0 million, is fully amortized, requiring 60 monthly principal payments of approximately $83,333, which payments commenced on August 1, 2009, with variable interest payments due monthly. The interest rate was 2.87% at September 30, 2011.  The term loan is secured by substantially all of our assets and, under the agreement with our lender, matures on July 1, 2014, but  is co-terminus with the revolving line of credit if that line is no longer in place.  Since the first quarter of fiscal 2011, we have paid down $1.0 million of the principal balance of the term loan so that, at September 30, 2011, the outstanding balance was $2.833 million.

In connection with a June 2011 litigation settlement, we received land and a building in Lufkin, Texas, that we had previously leased from the conveying party.  As part of the conveyance in September 2011, we paid off the existing mortgage on the property with funds from our revolving line of credit.  Pursuant to the September 2011 extension and amendment of our credit facility, our principal lender agreed, subject to customary conditions, to provide a mortgage on the property for up to $1.3 million, most likely $1.06 million, which would be repaid in 180 monthly principal payments of approximately $6,000, together with variable interest based on 90 day LIBOR plus 2.50%.  The 15 year term of the mortgage will begin when the mortgage loan closes, which we currently expect to occur in November 2011.

With the addition of the up to $1.3 million real estate term loan and the increase of the revolving line of credit to $25.0 million, as of September 30, 2011, the total size of our loan facility with our principal lender, considering the term loan balance of $2.8 million as of such date, is approximately $29.1 million.

We have an unsecured convertible subordinated promissory note in the principal amount of $800,000 with interest only payments at a rate of 5.5% (the “June 2009 Note”).  The June 2009 Note is subordinated to all our other existing debt, including any amounts owed now or in the future to our principal lender.  The holder of the June 2009 Note entered into a debt subordination agreement (the “Subordination Agreement”) with us and our principal lender, whereby it expressly subordinated its rights under the June 2009 Note to the principal lender.

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

 Cash Flows

During the three months ended September 30, 2011 and 2010, cash and cash equivalents decreased $32,000 and $38,000, respectively.

We generated cash from the following sources (in thousands):

	Three Months Ended September 30,
	2011	2010

Cash provided by operating activities	$2,102	$1,517

We used cash primarily for (in thousands):

	Three Months Ended September 30,
	2011	2010

Cash portion of the Lufkin property purchase (See Note 10, Settlement Receivable)	$(1,060)	$-
Net payments on line of credit payable	(484)	(1,154)
Principal payments on term loan	(250)	(250)
Purchases of property and equipment	(146)	(86)
Payment of loan costs	(141)	-
Capital lease payments	(40)	(13)
Payment of preferred stock dividends	(13)	(13)
Repurchase and retirement of common stock	-	(39)
	$(2,134)	$(1,555)

Net change in cash and cash equivalents	$(32)	$(38)

As of September 30, 2011, we had $7.4 million outstanding under our line of credit.  The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying condensed unaudited consolidated statements of cash flows for the three months ended September 30, 2011 include the cumulative activity of the daily borrowings and repayments, $75.6 million and $76.1 million, respectively, under the line of credit.  The net cash borrowings from, or repayments of, the line of credit during the three months ended September 30, 2011 and 2010, respectively, have been included as sources or uses of cash in the tables above.

Adequacy of Capital Resources

Our liquidity and ability to meet financial obligations is dependent on, among other things, the generation of cash flow from operating activities, obtaining or maintaining sufficient trade credit from vendors, complying with our debt covenants, continuing renewal of our line of credit facility, and if necessary, raising additional capital through the issuance of debt or equity securities or additional borrowings.

Our sources of cash during the remainder of fiscal 2012 are expected to be cash on hand, cash generated from operations, borrowings under our revolving line of credit, and any other capital sources that may be deemed necessary.  There is no assurance, however, that if additional capital is required, it will be available to us or available on acceptable terms.

Our uses of cash over the next twelve months are expected to be principally for operating working capital needs, maintaining our line of credit, servicing any principal and interest on our debt, payment of common stock and preferred stock dividends, and costs to be incurred to expand or enhance our operations including the acquisition of new trucks.  Our line of credit with our principal lender matures on September 27, 2016.

Off-Balance Sheet Arrangements

At September 30, 2011, we do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 9, Recent Accounting Pronouncements, in the footnotes to financial statements included in this Form 10-Q for accounting pronouncements that have been already effective.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”), which requires an entity to present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This standard will become effective for the Company in the first quarter of fiscal year 2013 and should be applied retrospectively.  The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operation and cash flows.

Critical Accounting Policies

We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amount of revenues and expenses and other significant areas involving management’s judgments and estimates.  On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates.  There were no changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the settlement, the Company, H & W and the KSB Parties agreed to dismiss the Harris County Litigation and release all claims made therein and all claims related to the Transactions in exchange for (i) the conveyance to H & W of the Facility in Lufkin, Texas (the “Lufkin Conveyance”); (ii) the conveyance of certain equipment that is no longer in use to the Landlord of  the Waxahachie Facility, (iii) the modification of the Lease of the Facility in Houston to permit a portion of the rent to be reserved by H & W to fund improvements to that Facility; and (iv) various other modifications of the Leases.  After the Lufkin Conveyance  closed, the  Harris County Litigation and all claims made therein were dismissed with prejudice.

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

SMF ENERGY CORPORATION

November 14, 2011	By:	/s/ Richard E. Gathright
Richard E. Gathright
Chairman of the Board, Chief Executive Officer and
President (Principal Executive Officer)

	By:	/s/ Michael S. Shore
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