Form 10-Q
period 2011-12-31
SMF ENERGY CORP
filed 2012-02-14
CIK 1024452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 8, 2012 there were 8,587,523 shares of the registrant’s common stock outstanding.

SMF ENERGY CORPORATION

FORM 10-Q

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share and per share data)

	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53	$87
Accounts receivable, net of allowances of $1,226 and $1,011	18,962	20,872
Inventories, net of reserves of $108 and $94	2,737	2,125
Prepaid expenses and other current assets	871	706
Total current assets	22,623	23,790

Property and equipment, net of accumulated depreciation of $19,226 and $18,524	8,685	7,083
Identifiable intangible assets, net of accumulated amortization of $2,076 and $1,998	1,376	1,455
Goodwill	228	228
Deferred debt costs, net of accumulated amortization of $188 and $323	283	200
Deferred tax asset, net	3,738	-
Other assets	70	763
Total assets	$37,003	$33,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	1,070	1,000
Accounts payable	8,615	9,361
Accrued expenses and other liabilities	4,210	3,668
Deferred tax liability, net	45	-
Total current liabilities	13,940	14,029
Long-term liabilities:
Line of credit payable	7,223	7,921
Long-term debt, net of current portion	2,570	2,083
Promissory notes	800	800
Other long-term liabilities	633	685
Total liabilities	25,166	25,518
Commitments and Contingencies Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000 Series D shares authorized; 534 and 599, respectively, issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,587,523 and 8,366,578, respectively, issued and outstanding	86	84
Additional paid-in capital	36,447	36,341
Accumulated deficit	(24,696)	(28,424)
Total shareholders’ equity	11,837	8,001
Total liabilities and shareholders’ equity	$37,003	$33,519

The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed consolidated balance sheets.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in 000’s, except per share data)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2011	2010	2011	2010

Petroleum product sales and service revenues	$63,364	$46,608	$130,091	$91,665
Petroleum product taxes	7,193	5,956	14,671	11,960
Total revenues	70,557	52,564	144,762	103,625

Cost of petroleum product sales and service	59,275	42,820	121,022	84,039
Petroleum product taxes	7,193	5,956	14,671	11,960
Total cost of sales	66,468	48,776	135,693	95,999

Gross profit	4,089	3,788	9,069	7,626

Selling, general and administrative expenses	3,583	3,374	7,474	6,866
Executive retirement and related transition expenses	1,158	-	1,158	-

Operating income (loss)	(652)	414	437	760

Interest expense	(173)	(232)	(422)	(455)
Interest and other income	49	10	51	12

Income (loss) before income taxes	(776)	192	66	317

Income tax benefit (expense)	3,684	(58)	3,662	(69)
Net income	$2,908	$134	$3,728	$248

Basic and diluted net income per share computation:
Net income per share attributable to common shareholders:
Basic	$0.35	$0.02	$0.44	$0.03
Diluted	$0.33	$0.02	$0.43	$0.03

Weighted average common shares outstanding:
Basic	8,405	8,505	8,386	8,527
Diluted	8,720	8,640	8,633	8,661

Dividends declared per common share	$0.015	$-	$0.0275	$-

The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed unaudited consolidated statements of operations.

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in 000’s)

	For the Six Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,728	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Depreciation for cost of sales items	442	446
Depreciation and amortization for selling, general and administrative items	480	594
Amortization of deferred debt costs	61	80
Amortization of stock-based compensation	343	70
Gain from sale of assets	(46)	(7)
Inventory reserve (recovery) provision	14	(4)
Provision for (recovery of) doubtful accounts	234	(113)
Deferred income tax benefit	(3,693)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,676	147
Increase in inventories, prepaid expenses and other assets	(791)	(22)
Decrease in accounts payable, accrued expenses, and other liabilities	(510)	(1,154)
Net cash provided by operating activities	1,938	285

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash portion of Lufkin property purchase	(1,060)	-
Purchases of property and equipment	(373)	(251)
Proceeds from sale of equipment	74	22
Net cash used in investing activities	(1,359)	(229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	150,464	107,391
Repayments of line of credit	(151,161)	(106,821)
Proceeds from Lufkin real estate mortgage	1,057	-
Principal payments on term loan	(500)	(500)
Payment of loan costs	(144)	-
Payment of common shares dividends	(235)	-
Payment of preferred shares dividends	(13)	(13)
Capital lease payments	(81)	(31)
Repurchase and retirement of common stock	-	(140)
Common stock, preferred stock, and warrants issuance costs	-	(10)
Net cash used in financing activities	(613)	(124)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(34)	(68)

CASH AND CASH EQUIVALENTS, beginning of period	87	115

CASH AND CASH EQUIVALENTS, end of period	$53	$47

(Continued)

SMF ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in 000’s)

(Continued)	For the Six Months Ended December 31,
	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$361	$402

Cash paid for income tax	$41	$51

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Capital leases	$44	$591

Receivable settlement for Lufkin land and building	$693	$-

The accompanying notes to the condensed unaudited financial statements are an integral part of these condensed unaudited consolidated statements of cash flows.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.           NATURE OF OPERATIONS

SMF Energy Corporation, a Delaware corporation, (the “Company”) provides petroleum product distribution services, transportation logistics and emergency response services to numerous industries including trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications, waste and government services. The Company generates its revenues from commercial mobile and bulk fueling; the packaging, distribution and sale of lubricants; integrated out-sourced fuel management; transportation logistics, and emergency response services. The Company’s fleet of custom specialized tank wagons, tractor-trailer transports, box trucks and customized flatbed vehicles delivers diesel fuel and gasoline to customers’ locations on a regularly scheduled or as needed basis, refueling vehicles and equipment, re-supplying fixed-site and temporary bulk storage tanks, and emergency power generation systems; and distributes a wide variety of specialized petroleum products, lubricants and chemicals to its customers.

The Company is a Delaware corporation resulting from the February 2007 reincorporation of Streicher Mobile Fueling, Inc., a Florida corporation formed in 1996, in Delaware as SMF Energy Corporation.

At December 31, 2011, the Company was conducting operations through 34 service locations in the eleven states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for any subsequent period or the fiscal year ending June 30, 2012. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the United States Securities and Exchange Commission (the “2011 Form 10-K”).

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value of Financial Instruments - The Company adopted ASC 825 Financial Instruments, which establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

3.           CASH AND CASH EQUIVALENTS

Total cash and cash availability were approximately $5.8 million and $6.7 million at December 31, 2011 and June 30, 2011, respectively, and approximately $6.9 million on February 8, 2012. Total cash and cash availability includes cash and cash equivalents as presented in the Company’s balance sheet and cash available to the Company for working capital, capital expenditures, dividends and debt service through its line of credit, as described in Note 5, Loan Facility.

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

4.           OUTSTANDING SHARES AND NET INCOME PER SHARE

As of December 31, 2011, there were 8,587,523 issued and outstanding shares of the Company’s common stock, which includes 122,000 and 40,000 shares of unvested restricted shares issued on September 26, 2011 and November 30, 2011, respectively. The weighted average common shares used to calculate basic earnings per share do not include the unvested restricted shares. The restricted shares are evaluated under the treasury stock method for their dilutive effect. Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period.

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

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Diluted net income per share for the three and six-months ended December 31, 2011 and 2010, was diluted by additional common stock equivalents as follows (in thousands of shares):

	For the Three Months		For the Six Months
	ended December 31,		ended December 31,
	2011	2010	2011	2010

Incremental shares due to stock options awarded to employees and directors	17	2	6	1

Incremental shares due to debt conversion rights	89	-	89	-

Incremental shares due to preferred stock conversion rights	119	133	119	133

Incremental shares due to restricted shares	90	-	33	-

Total dilutive shares	315	135	247	134

Anti-dilutive common stock equivalents outstanding and not included in the computation of diluted net income per common share consisted of (in thousands of shares):

	For the Three Months		For the Six Months
	ended December 31,		ended December 31,
	2011	2010	2011	2010

Stock options	200	288	211	288
Common stock warrants	141	141	141	141
Unvested restricted shares	72	-	129	-
Promissory note conversion rights	-	89	-	89
Total common stock equivalents outstanding	413	518	481	518

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the computation of basic and diluted net income per share (in thousands of dollars and shares, except per share amounts):

	For the Three Months Ended,
	December 31, 2011			December 31, 2010
		Weighted			Weighted
		Average			Average
		Common	Per Share		Common	Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
Basic net income per share attributable to common shareholders	$2,908	8,405	$0.35	$134	8,505	$0.02

Effect of dilutive securities:
Stock options	-	17		-	2
Debt conversion right	3	89		-	-
Preferred stock conversion rights	-	119		-	133
Restricted shares	-	90		-	-

Diluted net income per share attributable to common shareholders	$2,911	8,720	$0.33	$134	8,640	$0.02

	For the Six Months Ended,
	December 31, 2011			December 31, 2010
		Weighted			Weighted
		Average			Average
		Common	Per Share		Common	Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
Basic net income per share attributable to common shareholders	$3,728	8,386	$0.44	$248	8,527	$0.03

Effect of dilutive securities:
Stock options	-	6		-	1
Debt conversion right	6	89		-	-
Preferred stock conversion rights	-	119		-	133
Restricted shares	-	33		-	-

Diluted net income per share attributable to common shareholders	$3,734	8,633	$0.43	$248	8,661	$0.03

5.            LOAN FACILITY

On September 27, 2011, the Company amended and extended its loan facility with its principal lender with significant improvements in the terms. As of December 31, 2011, the loan facility was $28.7 million, comprised of a $25.0 million revolving line of credit (the “Line of Credit’), a $2.6 million term loan, originally based on a 60 month, fully amortized term, which matures on July 1, 2014 (the “Term Loan”), and a $1.057 million fifteen-year amortization mortgage loan (the “Mortgage Loan”). The amendment included a 5 year renewal of the Line of Credit and improved interest rates. The Line of Credit has a renewal date of September 27, 2016. Like the Term Loan, the Mortgage Loan is co-terminus with the Line of Credit. Interest is payable monthly based on a pricing matrix. At December 31, 2011, the interest rate for the Line of Credit was 2.83%. This rate was priced using 90 day LIBOR of 0.58%, plus the applicable margin of 2.25%. The applicable margin is determined quarterly based on a predetermined fixed charge coverage ratio pricing matrix with the applicable margins ranging from 2.00% to 3.00%.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Line of Credit enables the Company to satisfy its obligations during the time gap created between the payment for its petroleum products and the time when it collects this cost from its customers. As such, due to the volatility of petroleum products’ pricing, the outstanding borrowings fluctuate with changes in petroleum market prices in addition to changes in demand from customers. As of December 31, 2011 and June 30, 2011, the Company had outstanding borrowings of $7.2 million and $7.9 million, respectively, under the Line of Credit, which does not include stand-by letters of credit that reduce the line’s cash availability. Based on eligible receivables and inventories, and reduction from letters of credit outstanding at December 31, 2011 and June 30, 2011, the Company had $5.7 million and $6.6 million of cash availability under the Line of Credit, respectively.

The Line of Credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants. At December 31, 2011, the financial covenants included a minimum daily availability of $250,000, a fixed charge coverage ratio of 1.1 to 1.0, and a capital expenditure limitation for fiscal year 2012 of $750,000. At December 31, 2011 and June 30, 2011, the Company had a sublimit for standby letters of credit under its $25.0 million line of credit of $1.75 million, on both dates. At December 31, 2011 and June 30, 2011, $900,000 and $1.2 million, respectively, had been issued in standby letters of credit. The Line of Credit was not limited at any time during either period by these covenants.

The amended loan agreement with the Company’s principal lender (the “Loan Agreement”) for the Line of Credit, the Term Loan and the Mortgage Loan (together, the “Loan and Credit Facility”) continues to require the Company to obtain the consent of the lender prior to incurring additional debt, paying any cash dividends or distributions, repurchasing shares of its capital stock or entering into mergers, consolidations or sales of assets outside the ordinary course of business. Failure to comply with one or more of these covenants could affect the amount the Company can borrow and thereby adversely affect the Company’s liquidity and financial condition. The lender previously granted its consent to the stock repurchase program that was in effect during fiscal year 2011. That repurchase program ended on August 4, 2011 when the lender consented to the commencement of the Company’s currently ongoing Dividend Program. See Note 7, Shareholders’ Equity. At December 31, 2011, the Company was in compliance with its covenants under the Loan Agreement. See Note 6, Long-Term Debt, for further details on the Term Loan and the Mortgage Loan, which balances were $2.583 million and $1.057 million at December 31, 2011, respectively.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.           LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of
	December 31, 2011	June 30, 2011
June 2009 Term Loan, fully amortized, 60 monthly principal payments of approximately $83,333 commencing on August 1, 2009; variable interest due monthly, 3.08% at December 31, 2011; secured by substantially all Company assets and subject to co-terminus provisions under the Line of Credit or matures July 1, 2014 whichever occurs first, and is cross collateralized and cross defaulting with the rest of the Loan and Credit Facility.	$2,583	$3,083

June 2009 Unsecured convertible subordinated promissory note (the “June 2009 Note”) (5.5% interest due semi-annually, January 15 and July 15, beginning January 15, 2011; interest accrued for first 13 months was deferred and paid on August 12, 2010); matures July 1, 2014 in its entirety.	800	800

November 2011 fifteen-year amortization Mortgage Loan; 180 monthly principal payments of approximately $6,000 commencing on January 1, 2012; variable interest due monthly, 3.08% at December 31, 2011; subject to co-terminus provisions under the Line of Credit. Secured by its respective real estate and is cross-collateralized and cross defaulting with the rest of the Loan and Credit Facility.	1,057	-

September 2011 Line of Credit (interest is based on pricing matrix plus LIBOR 90 day floating rate, the line matures September 27, 2016, if not renewed). Secured by substantially all Company assets and is cross-collateralized and cross defaulting with the rest of the Loan and Credit Facility.	7,223	7,921

Total long-term debt	11,663	11,804

Less: current portion	(1,070)	(1,000)

Long-term debt, net of current portion	$10,593	$10,804

At December 31, 2011, the Company had $2.583 million outstanding on the Term Loan, and a $1.057 million outstanding on the Mortgage Loan as part of the $28.7 million Loan and Credit Facility. The Term Loan, which originally had a 60 month term, matures on July 1, 2014, subject, however, to earlier termination in the event of termination of the revolving line. As a result of the September 27, 2011 amendment of the Loan Agreement and extension of the Loan and Credit Facility, the interest rates of the Term Loan were reduced. At December 31, 2011, the variable interest rate on the Term Loan was 3.08%, which consisted of 2.50% plus LIBOR 90 day rate. The LIBOR 90 day rate at December 31, 2011 was 0.58%.

The Company has a 5.5%, interest only, unsecured, convertible subordinated promissory note in the principal amount of $800,000 which matures July 1, 2014 (the “June 2009 Note”). The June 2009 Note is subordinated to all other existing debt of the Company, including any amounts owed now or in the future to our principal lender.  The holder of the June 2009 Note entered into a debt subordination agreement (the “Subordination Agreement”) with the Company and its principal lender, whereby it expressly subordinated its rights under the June 2009 Note to its principal lender.  The June 2009 Note is subject to the limitations in the Subordination Agreement, interest is paid semi-annually, except that the interest payment for the first thirteen months was paid on August 12, 2010.  Thereafter, semi-annual interest payments are scheduled on or about each January 15th and July 15th.  All required interest payments have been paid timely. Unpaid amounts under the June 2009 Note will become due and payable upon the occurrence of customary events of default, provided, however, that the deferral of any payment in accordance with the Subordination Agreement will not constitute an event of default.  If permitted under the Subordination Agreement, the Company may pre-pay the June 2009 Note, in whole or in part, without prepayment penalty or premium.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Twenty-five percent (25%) of the original principal amount of the June 2009 Note, or $200,000, may be converted into shares of the Company’s Common Stock at $2.25 per share (the “Conversion Price”) at the option of the noteholder.   The number and kind of securities purchasable upon conversion and the Conversion Price remain subject to additional adjustments for stock dividends, stock splits and other similar events. As of December 31, 2011, there have been no conversions.

In connection with a June 2011 litigation settlement, the Company received land and a building in Lufkin, Texas, that the Company had previously leased from the conveying party. As part of the conveyance in September 2011, the Company paid off the then existing mortgage on the property with funds from its revolving line of credit. The Company’s principal lender provided the Mortgage Loan on the property for $1.057 million, in November of 2011, which provides for repayment in 180 monthly principal payments of approximately $6,000. At December 31, 2011, the variable interest rate on the mortgage was 3.08%, which consisted of 2.50% plus LIBOR 90 day rate of 0.58%.

7.           SHAREHOLDERS’ EQUITY

The following reflects the change in shareholders’ equity for the six months ended December 31, 2011 (in thousands, except share data):

	Preferred Stock				Additional
	Series D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2011	599	$-	8,366,578	$84	$36,341	$(28,424)	$8,001

Net income	-	-	-	-	-	3,728	3,728

Issuance of common shares as share-based compensation	-	-	13,000	-	33	-	33

Issuance of unvested restricted shares as share-based compensation	-	-	162,000	1	216	-	217

Issuance of vested restricted shares as share-based compensation	-	-	31,500	1	77	-	78

Share-based compensation amortization expense	-	-	-	-	14	-	14

Conversion of preferred shares to common shares	(65)	-	14,445	-	-	-	-

Common shares dividends	-	-	-	-	(234)	-	(234)

Balance at December 31, 2011	534	$-	8,587,523	$86	$36,447	$(24,696)	$11,837

Shared-Based Compensation

Shared-based compensation includes stock options or common shares that have been issued to employees, directors, or for retirement compensation, and are shown in the table above under the appropriate classification whether vested, unvested, issued or amortized.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company is authorized to grant stock options and other equity awards to employees and other eligible persons under the 2009 Equity Incentive Plan (the “2009 Plan”), which currently has 2,004 stock options and 263,000 other stock awards outstanding. The Company no longer grants stock options under the 2000 Employee Stock Option Plan (the “2000 Plan”) but stock options to purchase 161,897 shares of Common Stock remain outstanding under the 2000 Plan. Options granted under the 2000 Plan generally vest over three years of continuous service and expire no later than ten years from the date of grant. As of December 31, 2011, all outstanding options under the 2009 Plan and the 2000 Plan are vested and exercisable.

The Company also no longer grants stock options under its Directors Stock Options Plan but options to purchase 53,272 shares of Common Stock remain outstanding under that plan. All outstanding stock options under the Directors Stock Option Plan are fully vested and presently exercisable.

In September 2011 and December 2011, the Company issued 7,000 and 6,000 fully vested shares, respectively, of its common stock to the non-employee members of its Board of Directors from the 2009 Plan, which were valued at $2.45 and $2.85 per share, respectively, the market closing price on the last trading day prior to their issuance. The aggregate fair value of those two grants was $33,000 and was recognized as stock-based compensation expense during the six months ended December 31, 2011.

Restricted Stock Grants. On September 26, 2011, the Compensation Committee of the Company’s Board of Directors (the “Committee”) granted 93,500 unvested restricted shares of the Company’s common stock to the Company’s then President and Chief Executive Officer (the “Executive”) under the 2009 Plan. The September 2011 restricted shares were to vest in three tranches: 31,500 shares on November 1, 2011, 31,000 on November 1, 2012 and 31,000 shares on November 1, 2013. On November 16, 2011, in connection with the retirement of the Executive, the Company modified the vesting date of the remaining 62,000 non vested shares to 31,000 vesting on July 31, 2012 and 31,000 vesting on January 31, 2013, subject to the Executive’s compliance with various restrictive covenants originally contained in the Executive’s employment agreement until the time of vesting. The 31,500 shares that vested on November 1, 2011 were valued at $2.47 per share, the market closing price on the last trading day prior to their issuance for an aggregate value of $78,000. The 62,000 non vested shares were valued at $2.92 per share, the market closing price on the last day prior to the modification for an aggregate value of $181,000. In the quarter ended December 31, 2011, the Company has recorded these restricted shares in Shareholders’ Equity with a corresponding expense recorded as executive retirement and related transition expense. Per the terms of the original grant, in November 2011, the Company paid the Executive $47,000 in connection with the shares that vested on November 1, 2011, based on 50% of the value of the stock on that date. This payment was made to mitigate the tax impact of such grants.

On September 26, 2011, the Committee also granted 60,000 shares of unvested restricted stock to eleven other officers under the 2009 Plan. All of these grants vest over a three year period, with 33% vesting on each anniversary date of the September 26, 2011 grants. These shares were valued at $2.47 per share, the market closing price on the last trading day prior to their issuance.

On November 30, 2011, the Company awarded 40,000 shares of unvested restricted stock to its new President and Chief Executive Officer under the 2009 Plan pursuant to his employment agreement. These shares were valued at $2.64 per share, the market closing price on the last trading day prior to their issuance, and will vest after a year of employment.

During the three months ended December 31, 2011 and 2010, the Company recorded amortization of share-based compensation expense related to the various stock option plans of $14,000 and $49,000, respectively.

Preferred Stock Conversion

On October 20, 2011, 65 shares of preferred stock were converted into 14,445 shares of common stock.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Common Stock Dividend

On August 9, 2011, the Company’s Board of Directors (the “Board”) approved a quarterly cash dividend program (the “Dividend Program”), starting with a dividend of $0.0125 per share, which was paid on October 14, 2011, to shareholders of record as of the close of business on September 28, 2011. On October 3, 2011, the Board declared a second quarterly cash dividend of $0.015, which was paid on December 2, 2011, to shareholders of record on November 14, 2011.  On January 12, 2012, the Board declared a quarterly cash dividend of $0.01725 per share payable to shareholders of record at the close of business on February 14, 2012, to be paid on March 9, 2012. The timing and amount of future dividends remain subject to Board of Directors approval. The Dividend Program replaced the Company’s open market stock repurchase program, which was terminated in August of 2011. The Company’s principal lender has granted its consent to the Dividend Program, which consent is required by the Loan Agreement, so long as (a) the Company maintains a ratio of EBITDA to Fixed Charges for the most recent twelve-month period, giving pro forma effect to any dividend payments to be made or already made that are not reflected therein, of at least 1.3 to 1.0, (b) at all times during the 90-day period preceding each dividend payment and after giving pro forma effect to any proposed payments, the Company maintains Excess Availability of not less than $2,250,000 under the Loan Agreement, (c) aggregate dividends do not exceed $600,000 per annum or $150,000 per quarter, and (d) no Default or Event of Default exists under the Loan Agreement.  Capitalized terms are defined in the Loan Agreement.

8.           DEFERRED TAX ASSET VALUATION ALLOWANCE

As of June 30, 2011, the Company had a valuation allowance against its net deferred tax asset of approximately $9.4 million as the Company believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years. During the second quarter of fiscal 2012, the Company determined that it was more likely than not that a portion of the deferred tax assets would be realized and reversed $3.7 million of the valuation allowance. This resulted in the Company recording an income tax benefit of $3.7 million in the quarter ended December 31, 2011. This benefit has resulted in increased earnings per share for basic earnings per share purposes of $0.44 for both the three and six months periods ended December 31, 2011, and has resulted in an increase in earnings per share for diluted earnings per share purposes of $0.42 and $0.43 for the three and six month periods ended December 31, 2011, respectively. The determination to reduce the valuation allowance as of December 31, 2011, was based primarily on the Company’s continued profitability. The estimated realizable net deferred tax asset of approximately $3.7 million recorded as of December 31, 2011, is an estimate that is subject to adjustment in the future based on the Company’s continuing evaluation of its potential ability to maximize the asset under IRC Section 382.

9.           EXECUTIVE RETIREMENT AND RELATED TRANSITION EXPENSES

In November 2011, the Company reported that Richard E. Gathright retired from his positions as President and Chief Executive Officer, and Steven R. Goldberg, a member of our Board of Directors since 2005, assumed those duties. Mr. Gathright also retired from his position as Chairman of the Board of Directors and another longstanding Board member, Larry S. Mulkey, assumed those duties.

As a result of Mr. Gathright’s retirement in November 2011, we recorded a $1.2 million Executive retirement and related transition expense, consisting of $286,000 of non-cash stock-based compensation, and $872,000 in severance and retirement benefits and other transition costs, of which $103,000 was paid in the second quarter of fiscal 2012, with the remainder payable over the next 18 months.

10.          SETTLEMENT RECEIVABLE

As a result of a settlement agreement effectuated on June 30, 2011, the Company recorded a net receivable settlement of $693,000 in other assets as reflected in the accompanying June 30, 2011 Condensed Consolidated Balance Sheet. The net receivable of $693,000 represented land valued at $500,000, a building valued at $1.28 million, which were received in September 2011, less a related mortgage liability of $1.057 million. As part of the settlement in June 2011, the Company relieved a prior receivable due of $632,000, and relieved an asset retirement obligation liability of $171,000. During fiscal 2012, we received the land and the building, paid off the existing mortgage on the property with funds from our revolving line of credit, and relieved the receivable of $693,000 that we had recorded in June 2011. As fully described in Note 6, Long-term Debt, the Company obtained a new mortgage loan on the property in November 2011.

SMF ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.         CONTINGENCIES

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of the business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of December 31, 2011. Therefore, no contingency gains or losses have been recorded as of December 31, 2011. However, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

12.         RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU No. 2010-28 related to goodwill and intangible assets. Under current guidance, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The objective of ASU No 2010-28 is to address circumstances in which entities have reporting units with zero or negative carrying amounts. The amendments in this guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists after considering certain qualitative characteristics, as described in this guidance. This guidance was effective for the Company in the first quarter of fiscal year 2012. The Company did not have any reporting units with a zero or negative carrying value during the first six months of fiscal year 2012. The Company’s adoption of ASU No. 2010-28 in the first quarter of fiscal year 2012 did not have a material impact on its consolidated financial position, results of operations and cash flows.

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

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. A number of important factors may affect our actual results and could cause them to differ significantly from those expressed in any forward-looking statement. In addition to the Risk Factors included in Part I, Item 1A, of the Company’s Form 10-K for the year ended June 30, 2011, the failure of any of the following assumptions could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	Our continuing success in minimizing the negative impact on our operations, revenues and profitability from current and future unfavorable economic and market conditions;

•	The avoidance of significant provisions for bad debt reserves on our accounts receivable;

•	The avoidance of negative customer reactions to new or existing marketing strategies;

•	The avoidance of significant inventory reserves for slow moving products;

•	Our continuing ability to acquire sufficient trade credit from fuel and lubricants suppliers and other vendors;

•	The successful execution of our business strategies, which may depend on the availability of sufficient capital to expand our existing businesses, to acquire additional businesses and to support and integrate the infrastructure required; and

•	The ability to continue to comply with covenants in our debt facilities, which provide the Company with liquidity.

OUR BUSINESS

We are a supplier of specialized transportation and distribution services for petroleum products and chemicals. We provide commercial mobile and bulk fueling, lubricant and chemical distribution, emergency response services and transportation logistics to numerous industries including trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications, waste and government services. At December 31, 2011, we were conducting operations through 34 service locations in eleven states: Alabama, California, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, South Carolina, Tennessee and Texas.

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

An objective of our business strategy is to become the leading “single source” provider of petroleum products and services in the markets in which we currently operate. To achieve our objective, we focus on increasing revenues through greater penetration in our core operations and, expanding into additional contiguous markets.

OVERVIEW

Management Transition. When Richard E. Gathright retired from his positions as President and Chief Executive Officer, and Steven R. Goldberg, a member of our Board of Directors since 2005, assumed those duties during the quarter, the Company’s performance continued seamlessly, recording double digit increases in gallons sold and sales revenue versus the same quarter a year ago, and increasing the quarterly dividend on its common stock. Mr. Gathright also retired from his position as Chairman of the Board of Directors during the quarter and another longstanding Board member, Larry S. Mulkey, assumed those duties, completing the smooth management transition and enabling the Company to maintain its focus on increasing shareholder value.

Deferred Tax Asset. Also during the quarter, we determined that it was appropriate for us to remove a portion of the $9.4 million valuation allowance applied to our deferred tax asset. We had previously indicated that, because the valuation allowance that we took against our net deferred tax asset is based upon management estimates of future profitability and taxable income, in light of our consistent pattern of generating taxable income, it would become more likely than not that we would reduce the valuation allowance to reflect our estimates of future taxable income. Accordingly, as we continue to believe that we will be reporting taxable income in the future, we reversed $3.7 million of the valuation allowance during the quarter, resulting in an income tax benefit with a corresponding increase in net income for the quarter, but with no impact to EBITDA1. The estimated realizable net deferred tax asset of approximately $3.7 million recorded as of December 31, 2011, is an estimate that is subject to adjustment in the future based on the Company’s continuing evaluation of its potential ability to maximize the asset under IRC Section 382.

Executive Retirement and Related Transition Expense. As a result of Mr. Gathright’s retirement in November 2011, we recorded a $1.2 million Executive retirement and related transition expense, consisting of $286,000 of non-cash stock-based compensation, and $872,000 in severance and retirement benefits and other transition costs, of which $103,000 was paid in the second quarter, with the remainder payable over the next 18 months.

Quarterly Performance. With respect to our operating performance during the quarter, we are reporting 12% growth in gallons sold versus the same quarter last year. We added net new customers while maintaining a net margin per gallon2 of $0.23.

We are reporting net income of $2.9 million for the quarter, which reflects the above referenced $3.7 million tax benefit and $1.2 million Executive retirement and related transition expense. Consequently, we believe that it is appropriate for us also to report adjusted net income3 that excludes those two one-time items in order to more clearly characterize our current operating performance and how it compares to prior and future reported performance. Excluding those two items, we achieved adjusted net income3 of $373,000 for the quarter and adjusted EBITDA4 of $1.1 million, which non-GAAP measures are defined and reconciled below. Earnings reflect the successful sales and marketing efforts that have delivered net new customer relationships and an overall 11% growth in gallons sold for the first six months of this fiscal year compared with the same period the prior year.

Management Operations Plan. Our management team, under its new leadership, is highly motivated to build on our solid performance of the last few years. We are concentrating on new initiatives to enhance profitability and drive growth, resulting in higher shareholder value. To realize these objectives, we are (a) reviewing our cost structure and making changes to improve efficiencies and propagate best practices, and (b) increasing our sales and marketing focus to achieve greater penetration of existing markets and customers (increasing “density”), and (c) selectively expanding into contiguous markets to leverage our nearby presence and our ERP systems.

As we look beyond the near term, we will consider what strategic opportunities may be attractive, such as pursuing new products or following large customers into new markets. We will, however, always maintain the perspective of increasing shareholder value as the most important element with which to inform our decisions.

Dividend Program. Our Board of Directors has declared three dividends on our common stock this fiscal year, resulting in a current annualized dividend rate of 6.9 cents per share, or a 2.42% dividend yield based on December 31, 2011 share prices. In August 2011, the Board approved a quarterly dividend program on our common stock. The first dividend of $0.0125 per share was paid on October 14, 2011, to shareholders of record as of September 28, 2011. On October 3, 2011, the Board declared an increased quarterly cash dividend of $0.015 per share, a 20% increase from the prior quarter, which was paid on December 2, 2011 to common shareholders of record on November 14, 2011.  On January 12, 2012, the Board declared a quarterly cash dividend of $0.01725 per share, a 15% increase from the last fiscal quarter, which will be paid on March 9, 2012, to common shareholders of record on February 14, 2012. While there are no guarantees of future performance or common stock dividends, we believe that our quarterly common stock dividend program is currently sustainable.

1, 2, 3, 4 See “Non-GAAP Measures and Definitions” below.

Loan Facility. During the second quarter of fiscal 2012, we continued to benefit from the extended loan structure and lower financing costs resulting from the September 2011 amendment of our loan agreement with our principal lender by which we renewed our credit facility for five years and significantly improved a number of terms. The amendments increased the maximum borrowing under the revolving line of credit portion of the facility from $20.0 million to $25.0 million, and authorized a $1.057 million real estate mortgage loan for our newly acquired Lufkin facility that will be repaid in 180 monthly principal payments of approximately $6,000. At December 31, 2011, the variable interest rate on the mortgage was 3.08%, which consisted of 2.50% plus LIBOR 90 day rate of 0.58%. In addition to the extended loan structure, the amendment reduced the applicable interest rates on the revolving line of credit and the term loan from a then existing range of 4.00% to 4.75% per annum to a new rage of 2.25% to 2.50%. At the time of the amendments to the loan agreement, we estimated that the new, lower interest rates would provide us with annual savings of approximately $270,000, or $1.36 million over five years. Our estimate was based on a number of assumptions, including but not limited to the LIBOR 90 day rate remaining at or close to the levels at the time of the amendment. During the second quarter of fiscal 2012, our interest expense was $59,000 lower than in the prior year, most of which we attribute to the lower interest rates.

Shareholders’ Equity. Our shareholders’ equity continued to be enhanced during the second quarter of fiscal 2012. The improvement was attributable to a number of factors, including the $3.7 million from the tax benefit and reduction of our existing debt by a net pay down of $186,000 in principal since the same period a year ago. Since the June 2009 Recapitalization, we have continued to pay down our term loan by $1.0 million or 20% per year. Our debt to equity ratio was 1.0 and 1.5 at December 31, 2011 and June 30, 2011, respectively. Our debt to equity ratio has dramatically improved from the pre-2009 Recapitalization debt to equity ratio of 9.1 and has further improved over the 2010 fiscal year end, when it was 1.7. It is noteworthy that there is such a marked improvement in the debt to equity ratio even after the accrual or payment for dividends on our common and preferred shares and the share repurchase program.

Capital Investment. As we plan for growth and expansion in the future, we continue to invest in our truck fleet as we ordered six additional trucks that are expected to be delivered to us during the fourth quarter of fiscal 2012. This is in addition to the four new specialized fueling trucks we acquired during fiscal 2011. The investment in the expansion of our fleet will not only support the planned expansion, but also reduce operating expenses, improving efficiencies and satisfying California emission standards.

Non-GAAP Reconciliations. The reconciliation of Adjusted Net income,3 Adjusted EBITDA4 and Adjusted Basic EPS5 for the three and six months ended December 31, 2011, was as follows (in thousands, except per share data) (See pages 24 and 26 for reconciliation of EBITDA to net income) (unaudited):

		Excluding Non-recurring Items
	For the Three	Executive	Reversal of	For the Three	For the Three
	Months Ended	Retirement and	Deferred Tax	Months Ended	Months Ended
	December 31, 2011	Related Transition	Asset Valuation	December 31, 2011	December 31, 2010
	(as reported)	Expense	Allowance	(adjusted) [3,4,5]	(as reported)
Net income	$2,908	$1,158	$(3,693)	$373	$134
EBITDA[1]	$199	$872	$-	$1,071	$929
Basic EPS	$0.35	$0.13	$(0.44)	$0.04	$0.02

		Excluding Non-recurring Items
	For the Six	Executive	Reversal of	For the Six	For the Six
	Months Ended	Retirement and	Deferred Tax	Months Ended	Months Ended
	December 31, 2011	Related Transition	Asset Valuation	December 31, 2011	December 31, 2010
	(as reported)	Expense	Allowance	(adjusted) [3,4,5]	(as reported)
Net income	$3,728	$1,158	$(3,693)	$1,193	$248
EBITDA[1]	$1,753	$872	$-	$2,625	$1,882
Basic EPS	$0.44	$0.14	$(0.44)	$0.14	$0.03

Non-GAAP Measures and Definitions. The following terms are used in this report to describe non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. Non-GAAP financial measures should be considered in addition to, but not as a substitute for, or superior to, other measures of financial performance prepared in accordance with GAAP.

1 EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. We believe that EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities, allowing meaningful analysis of the performance of our core cash operations. The stock-based compensation amortization expense is considered an amortization item to be excluded in the EBITDA calculation.

2 Net Margin Per Gallon. Net margin per gallon is one of the most important measures of our financial performance. It is calculated by adding the cost of sales depreciation and amortization to gross profit, and dividing that sum by the number of gallons sold.

3 Adjusted Net Income. Adjusted net income is defined as net income excluding one-time items such as reversal of a portion of the deferred tax asset valuation allowance and Executive retirement and related transition expense. We believe that Adjusted net income provides useful information to investors because it excludes one time charges or gains not related to the core operating business activities, allowing meaningful analysis of the performance of our operations.

4 Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, and one-time Executive retirement and related transition expense. We believe that Adjusted EBITDA provides useful information to investors because it excludes transactions not related to the core cash operating business activities nor one-time transactions, allowing meaningful analysis of the performance of our core cash operations. The stock-based compensation amortization expense is considered an amortization item to be excluded in the adjusted EBITDA calculation.

5 Adjusted Basic EPS. Adjusted basic EPS is defined as adjusted net income, which excludes one-time items such as reversal of a portion of the deferred tax asset valuation allowance and Executive retirement and related transition expense, divided by basic weighted average common shares outstanding. We believe that Adjusted basic EPS provides useful information to investors because it excludes one-time charges or gains not related to the core operating business activities, allowing meaningful analysis of the performance of our operations.

RESULTS OF OPERATIONS:

To monitor our results of operations, we review key financial information, including net revenues, gross profit, selling, general and administrative expenses, net income or losses, and non-GAAP measures, such as EBITDA and net margin per gallon. We continue to seek ways to more efficiently manage and monitor our business performance. We review other key operating metrics, such as the number of gallons sold and net margins per gallon sold. Since our business is dependent on the supply of fuel and lubricants, we also monitor pricing and fuel availability from suppliers in order to make the most cost effective purchases of these products for our customers.

Comparison of Three Months ended December 31, 2011 (“second quarter of fiscal 2012”) to Three Months ended December 31, 2010 (“second quarter of fiscal 2011”)

Revenues

Revenues were $70.6 million in the second quarter of fiscal 2012, as compared to $52.6 million in the same period of the prior year, an increase of $18.0 million, or 34%. Price variances in market prices of petroleum products provided $10.6 million of the increase in revenues. The $7.4 million remainder of the increase is due to a 2.0 million, or 12% increase in gallons sold compared to a year ago.

Gross Profit

Gross profit was $4.1 million in the second quarter of fiscal 2012, as compared to $3.8 million in the same period of the prior year, an increase of $300,000 or 8%. The increase primarily relates to the increase in gallons sold of 2.0 million or 12% compared to the prior period. The net margins per gallon for the second quarters of fiscal 2012 and 2011 were 22.8 cents and 23.3 cents, respectively, a decrease of 0.5 cents resulting from higher direct operating expenses of $383,000 primarily from increased employee expense as our business has expanded and higher running costs of our own equipment due to higher fuel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.6 million in the second quarter of fiscal 2012 and $3.4 million in the second quarter of fiscal 2011, an increase of approximately $200,000 or 6%. This increase is primarily due to an increase in bad debt expense of $195,000.

Executive Retirement and Related Transition Expenses

As a result of the retirement and transition of the Chief Executive Officer, we incurred $1.2 million in Executive retirement and related transition expense. This charge consisted of $286,000 in stock-based compensation amortization expense, and $872,000 in severance and retirement benefits and other transition costs, of which $103,000 was paid in the second quarter, with the remainder of $769,000 payable over the remainder of fiscal 2012 and the first half of fiscal 2013 and recorded as accrued liabilities on our consolidated balance sheet.

Interest Expense

Interest expense was $173,000 in the second quarter of fiscal 2012, as compared to $232,000 in the same period of the prior year, a decrease of $59,000, or 25%. Since the end of the second quarter of fiscal 2011, we have paid down approximately $1.0 million of our term loan, reducing the principal on which we are paying interest. In addition, the renewal of our credit facility on September 27, 2011 resulted in reduced interest rates, which at December 31, 2011 were 2.83% for our line of credit, 3.08% for our term loan and 3.08% for our mortgage loan.

The components of interest expense were as follows (in thousands):

	For the Three Months ended December 31,
	2011	2010
Stated Rate Interest Expense:
Line of credit	$90	$112
Long-term debt	33	56
Other	26	25
Total stated rate interest expense	149	193

Non-Cash Interest Amortization:
Amortization of deferred debt costs	24	39
Total non-cash interest amortization	24	39

Total interest expense	$173	$232

Income Taxes

As of June 30, 2011, the Company had a valuation allowance against its net deferred tax asset of approximately $9.4 million as the Company believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years. During the second quarter of fiscal 2012, the Company determined that it was more likely than not that a portion of the deferred tax assets would be realized and reversed $3.7 million of the valuation allowance. This resulted in the Company recording an income tax benefit of $3.7 million in the quarter ended December 31, 2011. This benefit has resulted in increased earnings per share for basic earnings per share purposes of $0.44 for both the three and six months periods ended December 31, 2011, and has resulted in an increase in earnings per share for diluted earnings per share purposes of $0.42 and $0.43 for the three and six month periods ended December 31, 2011, respectively. The determination to reduce the valuation allowance as of December 31, 2011, was based primarily on the Company’s continued profitability. The estimated realizable net deferred tax asset of approximately $3.7 million recorded as of December 31, 2011, is an estimate that is subject to adjustment in the future based on the Company’s continuing evaluation of its potential ability to maximize the asset under IRC Section 382.

Net Income

Net income was $2.9 million in the second quarter of fiscal 2012, as compared to net income of $134,000 in the same period in the prior year. The $2.8 million increase was primarily related to the $3.7 million tax benefit noted above and $300,000 increase in gross profit, partially offset by the $1.2 million Executive retirement and related transition expense as describe above. Excluding the $3.7 million tax benefit and the $1.2 million Executive retirement and related transition expense, adjusted net income is $373,000, an increase of $239,000 from the same period the prior year due to the increase in gross profit.

Basic and diluted earnings per share were $0.35 and $0.33, respectively, in the second quarter of fiscal 2012, as compared to basic and diluted earnings per share of $0.02 in the same period in the prior year. Excluding the non-recurring charges describe above, adjusted basic and diluted earnings per share were $0.04.

EBITDA

EBITDA was $199,000 in the second quarter of fiscal 2012, as compared to $929,000 in the same period of the prior year, a decrease of $730,000, or 79%. The decrease in EBITDA is primarily due to the $872,000 Executive retirement and related transition expense (excludes the $286,000 non-cash stock-based compensation expense), partially offset by the increase in gross profit. Excluding the Executive retirement and related transition expense, adjusted EBITDA is approximately $1.1 million, an increase of $142,000 from the same period the prior year.

The reconciliation of EBITDA and Adjusted EBITDA to Net income for the second quarters of fiscal 2012 and 2011 is as follows (in thousands):

	For the Three Months ended December 31,
	2011	2010

Net income	$2,908	$134
Add back:
Interest expense	173	232
Income tax (benefit) expense	(3,684)	58
Depreciation and amortization expense within:
Cost of sales	252	180
Selling, general and administrative expenses	224	276
Stock-based compensation amortization expense	326	49
EBITDA	199	929
Executive retirement and related transition expense
(excludes non-cash stock-based compensation amortization)	872	-
Adjusted EBITDA	$1,071	$929

Comparison of Six Months ended December 31, 2011 to Six Months ended December 31, 2010

Revenues

Revenues were $144.8 million in the six months ended December 31, 2011, as compared to $103.6 million in the same period of the prior year, an increase of $41.2 million, or 40%, primarily as a result of price variances due to higher market prices of petroleum products compared to the prior period. Price variances resulted in an increase of approximately $26.8 million in revenues. The increases in revenues were also partially due to an increase of approximately 3.9 million gallons sold or 11%, which resulted in an increase of $14.4 million in revenues compared to the same period in the prior year, reflecting the expansion of our business as some of our new and existing customers continued to increase their demand for our services as a means of reducing their operating costs.

Gross Profit

Gross profit was $9.1 million in the six months ended December 31, 2011, as compared to $7.6 million in the same period of the prior year, an increase of $1.5 million, or 20%. The increase in gross profit relates primarily to the increase of approximately 3.9 million gallons sold offset by an increase of $571,000 in direct operating expenses, mostly related to an increase in employee expenses as our volumes have increased and we have incurred higher running equipment expense as market fuel prices have increased. The net margins per gallon for the six months ended December 31, 2011 and 2010 were 24.5 cents and 23.1 cents, respectively, an increase of 1.4 cents.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.5 million in the six months ended December 31, 2011, as compared to $6.9 million in the same period of the prior year, an increase of approximately $600,000, or 9%. The increase relates to increases in the bad debt expense of $347,000, employee expense of $186,000, professional fees of $75,000 and credit card fees of $78,000, offset by a $115,000 decrease in fiscal 2012 depreciation and amortization versus a year ago.

Executive Retirement and Related Transition Expenses

As a result of the retirement and transition of the Chief Executive Officer, we incurred $1.2 million in Executive retirement and related transition expense. This charge consisted of $286,000 in stock-based compensation amortization expense, and $872,000 in severance and retirement benefits and other transition costs, of which $103,000 was paid in the second quarter of fiscal 2012. The remainder of $769,000 will be paid over the second half of fiscal 2012 and the first half of fiscal 2013 and were recorded as accrued liabilities on our condensed consolidated balance sheet.

Interest Expense

Interest expense was $422,000 in the six months ended December 31, 2011, as compared to $455,000 in the same period of the prior year, a decrease of $33,000, or 7%. Since the end of the second quarter of fiscal 2011, we have paid down approximately $1.0 million of our term loan. The renewal of our credit facility on September 27, 2011 resulted in reduced interest rates, which at December 31, 2011 were 2.83% for our line of credit, 3.08% for our term loan and 3.08% for our mortgage loan.

The components of interest expense were as follows (in thousands):

	For the Six Months Ended December 31,
	2011	2010
Stated Rate Interest Expense:
Line of credit	$222	$228
Long-term debt	79	115
Other	60	32
Total stated rate interest expense	361	375

Non-Cash Interest Amortization:
Amortization of deferred debt costs	61	80
Total non-cash interest amortization	61	80

Total interest expense	$422	$455

Income Taxes

As of June 30, 2011, the Company had a valuation allowance against its net deferred tax asset of approximately $9.4 million as the Company believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years. During the second quarter of fiscal 2012, the Company determined that it was more likely than not that a portion of the deferred tax assets would be realized and reversed $3.7 million of the valuation allowance. This resulted in the Company recording an income tax benefit of $3.7 million in the quarter ended December 31, 2011. This benefit has resulted in increased earnings per share for basic earnings per share purposes of $0.44 for both the three and six months periods ended December 31, 2011, and has resulted in an increase in earnings per share for diluted earnings per share purposes of $0.42 and $0.43 for the three and six month periods ended December 31, 2011, respectively. The determination to reduce the valuation allowance as of December 31, 2011, was based primarily on the Company’s continued profitability. The estimated realizable net deferred tax asset of approximately $3.7 million recorded as of December 31, 2011, is an estimate that is subject to adjustment in the future based on the Company’s continuing evaluation of its potential ability to maximize the asset under IRC Section 382.

Net Income

Net income was $3.7 million in the six months ended December 31, 2011, as compared to a net income of $248,000 in the same period in the prior year. The $3.5 million increase was primarily related to the $3.7 million tax benefit as explained above, and the increase in gross profit of $1.5 million, partially offset by the $1.2 million Executive retirement and related transition expense as describe above. Excluding the $3.7 million tax benefit and the $1.2 million Executive retirement and related transition expense, adjusted net income is $1.2 million, an increase of approximately $1.0 million from the same period the prior year.

Basic and diluted earnings per share were $0.44 and $0.43, respectively, in the six months ended December 31, 2011, as compared to basic and diluted earnings per share of $0.03 in the same period in the prior year. Excluding the non-recurring items described above, adjusted basic and diluted earnings per share were $0.14.

EBITDA

EBITDA was approximately $1.8 million in the six months ended December 31, 2011, as compared to approximately $1.9 million in the same period of the prior year, a decrease of approximately $100,000. The decrease in EBITDA is primarily due to $872,000 of Executive retirement and related transition expense (excludes the $286,000 non-cash stock-based compensation expense), partially offset by the increase in gross profit. Excluding the Executive retirement and related transition expense, adjusted EBITDA is approximately $2.6 million, an increase of approximately $700,000 from the same period the prior year.

The reconciliation of EBITDA and Adjusted EBITDA to Net income for the six months ended December 31, 2011 and 2010 was as follows (in thousands):

	For the Six Months Ended December 31,
	2011	2010

Net income	$3,728	$248
Add back:
Interest expense	422	455
Income tax (benefit) expense	(3,662)	69
Depreciation and amortization expense within:
Cost of sales	442	446
Selling, general and administrative expenses	480	594
Stock-based compensation amortization expense	343	70
EBITDA	1,753	1,882
Executive retirement and related transition expense
(excludes non-cash stock-based compensation amortization)	872	-
Adjusted EBITDA	$2,625	$1,882

Capital Resources and Liquidity

At December 31, 2011, we had total cash and cash availability of approximately $5.8 million, which consisted of cash and cash equivalents of $53,000 and additional cash availability of approximately $5.7 million through our line of credit. As of February 8, 2012, our cash availability was approximately $6.9 million. We are able to draw on our line of credit on a daily basis subject to debt covenant requirements.

At December 31, 2011, our trailing twelve months EBITDA less fixed charges was $1.7 million and our fixed charge coverage ratio was 1.69. The $769,000 of Executive retirement and related transition expense are not included in this calculation as they are cash payments that will occur in the future. We have a $3.7 million net deferred tax asset at December 31, 2011, that we expect to utilize against future income tax expense and we therefore removed the valuation allowance against that portion of the deferred tax asset during the second quarter of fiscal 2012. We have already used approximately $600,000 of our net operating loss carryforward to offset taxable income in the last two fiscal years. The estimated realizable net deferred tax asset of approximately $3.7 million recorded as of December 31, 2011, is an estimate that is subject to adjustment in the future based on the Company’s continuing evaluation of its potential ability to maximize the asset under IRC Section 382.

During fiscal year 2011, we acquired, under capital lease obligations, four new specialized mobile fueling trucks to modernize and increase the size of our fleet. We have ordered an additional six trucks that are scheduled to be delivered by the fourth quarter of fiscal 2012. The additional equipment we have already acquired has expanded our system capacity and has helped us improve our fleet fuel economy and satisfy new California emission standards, providing market expansion opportunities and lowering our repairs and maintenance expense going forward. With the approval of our principal lender, we have begun a program to invest approximately $2.0 million, financed by capital leases, in this fleet upgrade and expansion.

On July 28, 2010, our Board of Directors approved a share repurchase program (the “Program”) which was terminated in August 2011. Under the program we could purchase up to five percent of our outstanding capital stock, or approximately 435,000 shares of common stock or common stock equivalents. Repurchases of capital stock, including shares of common stock and Series D convertible preferred stock, were made on the open market at prevailing market prices or in block trades, subject to the restrictions relating to volume, price, and timing set forth in Securities Exchange Act of 1934 Rule 10b-18, or in privately negotiated transactions. We funded the repurchases from our available cash under our revolving line of credit with our principal lender. During fiscal 2011, we purchased 247,236 shares of our common stock for an aggregate purchase price of approximately $385,000. This program was terminated during the first quarter of fiscal year 2012 and replaced with a new quarterly cash dividend program discussed below.

On August 9, 2011, our Board of Directors approved a quarterly cash dividend program. See OVERVIEW, Dividend Program, above. We obtained the consent of our principal lender to the program, as required by the Loan Agreement, so long as (a) we maintain a ratio of Fixed Charges coverage ratio for the most recent twelve-month period, giving pro forma effect to any dividend payments to be made or already made that are not reflected therein, of at least 1.3 to 1.0, (b) at all times during the 90-day period preceding each dividend payment and after giving pro forma effect to any proposed payments, the Company maintains Excess Availability of not less than $2,250,000 under the Loan Agreement, (c) aggregate dividends do not exceed $600,000 per annum, and (d) no Default or Event of Default exists under the Loan Agreement.  Capitalized terms are defined in the Loan Agreement.

We do not believe that the quarterly dividend program will impair our capital resources or our ability to support the cash needs to run our business.

Sources and Uses of Cash

On September 27, 2011, the Company amended and extended its loan facility with its principal lender with significant improvements in the terms. As of December 31, 2011, the loan facility was $28.7 million, comprised of a $25.0 million revolving line of credit (the “Line of Credit’), a $2.6 million term loan, originally based on a 60 month, fully amortized term, which matures on July 1, 2014 (the “Term Loan”), and a $1.057 million fifteen-year amortization mortgage loan (the “Mortgage Loan”). The amendment included a 5 year renewal of the Line of Credit and improved interest rates. The Line of Credit has a renewal date of September 27, 2016. Like the Term Loan, the Mortgage Loan is co-terminus with the Line of Credit. Interest is payable monthly based on a pricing matrix. At December 31, 2011, the interest rate for the Line of Credit was 2.83%. This rate was priced using 90 day LIBOR of 0.58%, plus the applicable margin of 2.25%. The applicable margin is determined quarterly based on a predetermined fixed charge coverage ratio pricing matrix with the applicable margins ranging from 2.00% to 3.00%.

The Line of Credit enables the Company to satisfy its obligations during the time gap created between the payment for its petroleum products and the time when it collects this cost from its customers. As such, due to the volatile nature of the petroleum products, the outstanding borrowings fluctuate with changes in petroleum market prices in addition to changes in demand from customers. As of December 31, 2011 and June 30, 2011, the Company had outstanding borrowings of $7.2 million and $7.9 million, respectively, under the Line of Credit, which does not include stand-by letters of credit that reduce the line’s cash availability. Based on eligible receivables and inventories, and reduction from letters of credit outstanding at December 31, 2011 and June 30, 2011, the Company had $5.7 million and $6.6 million of cash availability under the Line of Credit, respectively.

The Line of Credit provides for certain affirmative and negative covenants that may limit the total availability based upon the Company’s ability to meet these covenants. At December 31, 2011, the financial covenants included a minimum daily availability of $250,000, a fixed charge coverage ratio of 1.1 to 1.0, and a capital expenditure limitation for fiscal year 2012 of $750,000. At December 31, 2011 and June 30, 2011, the Company had a sublimit for standby letters of credit under its $25.0 million line of credit of $1.75 million, on both dates. At December 31, 2011 and June 30, 2011, $900,000 and $1.2 million, respectively, had been issued in standby letters of credit. These letters of credit were issued so that we could obtain better purchasing terms and pricing than were otherwise available in certain markets. The letters of credit have twelve-month expirations and renew automatically. No amounts have been drawn on any of the letters of credit. As noted above, however, outstanding letters of credit reduce our cash availability under our Line of Credit facility. The Line of Credit was not limited at any time during either period by these covenants.

The term loan, with an original amount of $5.0 million is fully amortized, requiring 60 monthly principal payments of approximately $83,333, which payments commenced on August 1, 2009, with variable interest payments due monthly. The interest rate was 3.08% at December 31, 2011. The term loan is secured by substantially all of our assets and, under the agreement with our lender, matures on July 1, 2014, but is co-terminus with our revolving line of credit if that line is no longer in place. During the first six months of fiscal 2012, we have paid down $500,000 of the principal balance of the term loan so that, at December 31, 2011, the outstanding balance was $2.583 million.

In connection with a June 2011 litigation settlement, we received land and a building in Lufkin, Texas, that we had previously leased from the conveying party. As part of the conveyance in September 2011, we paid off the then existing mortgage on the property with funds from our revolving line of credit. Our principal lender provided the Mortgage Loan on the property for $1.057 million in November of 2011, which provides for repayment in 180 monthly principal payments of approximately $6,000. At December 31, 2011, the variable interest rate on the mortgage was 3.08%, which consisted of 2.50% plus LIBOR 90 day rate of 0.58%.

With the addition of the $1.057 million real estate term loan and the increase of the revolving line of credit to $25.0 million, as of December 31, 2011, the total size of our loan facility with our principal lender, considering the term loan balance of $2.583 million as of such date, was approximately $28.7 million.

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

Cash Flows

During the six months ended December 31, 2011 and 2010, cash and cash equivalents decreased $34,000 and $68,000, respectively.

We generated cash from the following sources (in thousands):

	For the Six Months ended December 31,
	2011	2010

Cash provided by operating activities	$1,938	$285
Proceeds from sale of equipment	74	22
Net proceeds from line of credit payable	-	570
	$2,012	$877

We used cash primarily for (in thousands):

	For the Six Months ended December 31,
	2011	2010

Net payments on line of credit payable	$697	$-
Principal payments on term loan	500	500
Purchases of property and equipment	373	251
Payment of dividends	248	13
Payments of debt and equity issuance costs	144	10
Capital lease payments	81	31
Net payments on mortgage	3	-
Repurchase and retirement of common stock	-	140
	$2,046	$945

Net change in cash and cash equivalents	$(34)	$(68)

As of December 31, 2011, we had $7.2 million outstanding under our line of credit. The amounts disclosed in the captions titled “Proceeds from line of credit” and “Repayments of line of credit” in the accompanying condensed unaudited consolidated statements of cash flows for the six months ended December 31, 2011, include the cumulative activity of the daily borrowings and repayments, $150.5 million and $151.2 million, respectively, under the line of credit. The net cash borrowings from, or repayments of, the line of credit during the six months ended December 31, 2011 and 2010, respectively, have been included as sources or uses of cash in the tables above.

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

Our uses of cash over the next twelve months are expected to be principally for operating working capital needs, maintaining our line of credit, servicing any principal and interest on our debt, payment of common and preferred stock dividends, and costs to be incurred to expand or enhance our operations including the acquisition of new trucks. Our line of credit with our principal lender matures on September 27, 2016.

Off-Balance Sheet Arrangements

At December 31, 2011, we do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 12, Recent Accounting Pronouncements, in the footnotes to financial statements included in this Form 10-Q for accounting pronouncements that have been already effective.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SMF ENERGY CORPORATION

February 14, 2012	By:	/s/ Steven R. Goldberg
Steven R. Goldberg
Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Michael S. Shore
Michael S. Shore
Chief Financial Officer, Treasurer and Senior Vice President (Principal Financial Officer)

INDEX OF EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

